Form 10-K
period 2004-12-31
MEDICINOVA INC
filed 2005-03-22
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

SPECIAL FINANCIAL REPORT PURSUANT TO RULE 15d-2 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

Contains only financial statements for the fiscal year ended December 31, 2004

Commission File Number: 000-51133

MEDICINOVA, INC.

(Exact name of Registrant as specified in its charter)

Delaware	33-0927979
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4350 La Jolla Village Drive, Suite 950, San Diego, CA 92122	(858) 373-1500
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [    ]  No  [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  [    ]  No [X]

As of March 17, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $245 million, based on the closing price of the registrant’s common stock on the Hercules market of the Osaka Securities Exchange on March 17, 2005 of $3.20 per share. The registrant’s common stock was not publicly traded as of the last business day of its most recently completed second fiscal quarter. Shares of common stock held by each executive officer and director and each person who beneficially owns 10% or more of the outstanding common stock have been excluded from this calculation. This determination of affiliated status may not be conclusive for other purposes.

As of March 17, 2005, there were 98,855,856 shares of the Registrant’s Common Stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MEDICINOVA, INC.

TABLE OF CONTENTS

FORM 10-K — ANNUAL REPORT

For the Year Ended December 31, 2004

i

EXPLANATORY PAGE

On February 4, 2005, we completed our initial public offering of 30,000,000 shares of common stock, par value $0.001 per share, at a price of ¥400, or approximately $3.88, per share. The offering was conducted in Japan and the shares are listed on the Hercules market of the Osaka Securities Exchange.

A detailed description of the offering is included in the registration statement on Form S-1 (SEC No. 333-119433) filed with the Securities and Exchange Commission on September 30, 2004, as amended.

Rule 15d-2 under the Securities Exchange Act of 1934, as amended, provides generally that if a company files a registration statement under the Securities Act of 1933, as amended, which does not contain certified financial statements for the company’s last full fiscal year (or for the life of the company if less than a full fiscal year), then the company must, within 90 days after the effective date of the registration statement, file a special report furnishing certified financial statements for the last full fiscal year or other period as the case may be. Rule 15d-2 further provides that the special financial report is to be filed under cover of the facing sheet of the form appropriate for annual reports of the company.

Our Form S-1 registration statement did not contain the certified financial statements contemplated by Rule 15d-2; therefore, as required by Rule 15d-2, we are hereby filing such certified financial statements with the SEC under cover of the facing page of an annual report on Form 10-K.

Selected Financial Data

The selected financial data set forth below is derived from our audited financial statements and may not be indicative of future operating results. The following selected financial data should be read in conjunction with the Financial Statements for MediciNova, Inc. and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. The selected quarterly financial data presented below has been derived from our unaudited interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained herein and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period. Amounts are in thousands, except share and per share amounts.

	Years ended December 31,				Period from September 26, 2000 (inception) to December 31, 2000	Period from September 26, 2000 (inception) to December 31, 2004
	2004	2003	2002	2001
Statements of Operations Data:
Revenues	$490	$—	$—	$—	$—	$490
Operating expenses:
Cost of revenues	438	—	—	—	—	438
Research and development	11,210	4,723	5,551	952	272	22,707
General and administrative	3,160	1,538	1,462	1,063	—	7,223
Amortization of employee stock-based compensation and founders’ warrants:
Research and development	107	—	—	—	—	107
General and administrative	34,188	—	—	—	—	34,188

Total operating expenses	49,103	6,261	7,013	2,015	272	64,663

Operating loss	(48,613)	(6,261)	(7,013)	(2,015)	(272)	(64,173)
Other income, net	340	52	82	220	71	764

Net loss	(48,273)	(6,209)	(6,931)	(1,795)	(201)	(63,409)
Accretion to redemption value of redeemable convertible preferred stock	(79)	—	—	—	—	(79)
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	(31,264)	—	—	—	—	(31,264)

Net loss applicable to common stockholders	$(79,616)	$(6,209)	$(6,931)	$(1,795)	$(201)	$(94,752)

Basic and diluted net loss per share(1)	$(159.23)	$(12.42)	$(13.86)	$(3.59)	$(0.40)

Shares used to compute basic and diluted net loss per share(1)	500,000	500,000	500,000	500,000	500,000

Pro forma net loss per common share assuming conversion of preferred stock, basic and diluted(1)	$(1.85)

Shares used in computing pro forma net loss per common share assuming conversion of preferred stock, basic and diluted(1)	42,943,281

(1)	See Note 1 to our financial statements for an explanation of the method used to calculate the historical and pro forma net loss per share and the number of shares used in the computation of the per share amounts.

	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash, cash equivalents and marketable securities available-for-sale	$50,801	$5,491	$1,281	$8,054	$5,074
Working capital	48,704	4,838	876	7,756	4,847
Total assets	53,769	5,631	1,586	8,379	5,121
Redeemable convertible preferred stock	43,483	—	—	—	—
Deficit accumulated during the development stage	(94,753)	(15,137)	(8,928)	(1,996)	(201)
Total stockholders’ equity	7,669	4,570	1,122	8,054	4,849

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Selected Quarterly Financial Data:
Revenue	$129	$58	$167	$136
Total operating expenses	6,817	20,110	17,897	4,279
Net loss	(6,678)	(20,019)	(17,640)	(3,936)
Net loss attributable to common stockholders	(6,678)	(20,019)	(48,924)	(3,995)
Basic and diluted net loss per common share	(13.36)	(40.03)	(97.85)	(7.99)

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Selected Quarterly Financial Data:
Total operating expenses	$1,312	$1,624	$1,477	$1,848
Net loss	(1,309)	(1,603)	(1,462)	(1,835)
Net loss applicable to common stockholders	(1,309)	(1,603)	(1,462)	(1,835)
Basic and diluted net loss per common share	(2.62)	(3.20)	(2.93)	(3.67)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors.” These risks could cause our actual results to differ materially from any future performance suggested below. We undertake no obligation to update these forward-looking statements to reflect events or circumstances arising after the date of this report. You should read this discussion together with the financial statements, related notes and other financial information included elsewhere in this report.

Overview

We are a specialty pharmaceutical company focused on acquiring, developing and commercializing innovative pharmaceutical products for a variety of diseases and conditions. We actively seek to identify and acquire license rights to product candidates with extensive safety and efficacy data that are in late pre-clinical or early clinical development and that address large markets with significant opportunities for improved therapies.

Our development programs follow a dual pathway:

•	strategic core programs; and
•	partnering programs.

Our strategic core programs consist of product candidates we intend to retain the rights to through final regulatory approval in the United States and commercialize directly. Our partnering programs consist of product candidates we intend to license to larger pharmaceutical companies and with respect to which we intend to retain co-promotion rights. To date, we have acquired license rights to six compounds. We currently have two Phase I clinical trials ongoing for product candidates in our strategic core program and intend to enter into a Phase I clinical trial with one other product candidate in our strategic core program during the second half of 2005. We currently have Phase II clinical trials ongoing for two of our product candidates in our partnering program and anticipate entering into Phase II clinical trials with one product candidate in our strategic core program by the end of the second quarter of 2005 and one product candidate in our partnering program by the end of the second half of 2005.

We are a development stage company. We have incurred significant net losses since our inception. As of December 31, 2004, our accumulated deficit was approximately $94.8 million, including $34.3 million of non-cash stock-based compensation charges related to employee stock-based compensation and founders’ warrants. We expect to incur substantial net losses for the next several years as we continue to develop our existing programs, expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

Revenues and Cost of Revenues

We have not generated any revenues from licensing, milestones or product sales to date, and we do not expect to generate these revenues within the next 12 to 18 months. Our revenues to date have been generated from development management contracts with Asahi Kasei Pharma Corporation and Argenes Inc. under which we bill consulting fees and our pass-through clinical contract costs. The primary cost associated with our revenue is the clinical contract costs we incur and pass-through to our customer. We expect to generate revenue from these development management contracts for a least the next 12 to 18 months based on currently scheduled clinical trials.

Research and Development

Our research and development expenses primarily consist of costs associated with the feasibility, licensing and pre-clinical and clinical development of our six licensed compounds, one of which we are developing for the treatment of two separate indications. These research and development expenses include external costs, such as fees paid to consultants and related contract research, and internal costs of compensation and other expenses for research and development personnel, supplies, materials, facility costs and depreciation.

To the extent that costs, including personnel costs, are not tracked to a specific product development program, they are included in the “Unallocated” category in the table below. We charge all research and development expenses to operations as incurred.

The following summarizes our research and development expenses for the periods indicated:

		Years ended December 31,			Period from September 26, 2000 (inception) to December 31, 2004
Product Candidate	Disease/Indication	2004	2003	2002
Strategic Core Programs

MN-221	Premature labor	$1,863	$—	$—	$1,863
MN-029	Solid tumor	2,393	1,336	547	4,276
MN-001	Interstitial cystitis	228	128	—	356
MN-246	Urinary incontinence; Pollakisuria	527	—	—	527

		5,011	1,464	547	7,022

Partnering Programs
MN-001	Bronchial asthma	1,570	1,428	1,927	4,925
MN-305	Generalized anxiety disorder	1,939	—	—	1,939
MN-166	Multiple sclerosis	634	9	—	643

		4,143	1,437	1,927	7,507
SOCC	Cancer; Inflammatory diseases	167	1,093	2,515	4,403
Unallocated		1,996	729	562	3,883

Total research and development		$11,317	$4,723	$5,551	$22,815

At this time, due to the risks inherent in the clinical trial process and given the early stage of development of our product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for potential commercialization. Due to these same factors, we are unable to determine the anticipated completion dates for our current product development programs. Clinical development timelines, probability of success and development costs vary widely. While currently we are focused on advancing each of our product development programs, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates will be subject to future partnering, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, we cannot be certain when and to what extent we will receive cash inflows from the commercialization of our drug candidates.

We expect our development expenses to be substantial and to increase as we continue the advancement of our product development programs. The lengthy process of completing clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

General and Administrative

Our general and administrative expenses primarily consist of salaries and benefits and consulting and professional fees related to our administrative, finance, human resources, legal and internal systems support functions. In addition, general and administrative expenses include insurance and facilities costs.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 1 to our financial statements appearing at the end of this report. The following accounting policies are important in fully understanding and evaluating our reported financial results.

Research and Development

Research and development expenses consist of costs incurred to further our research and development activities and include salaries and related employee benefits, costs associated with clinical trials, non-clinical activities such as toxicology testing, regulatory activities and research-related overhead expenses. Research and development costs are expensed as incurred. Research and development expenses also include fees for licensed technology for which technological feasibility has not been established and there are no alternative uses. We also enter into agreements with external service providers and contract research organizations to conduct many of our research and development activities and accrue for costs incurred under these contracts based on factors such as estimates of work performed, milestones achieved, patient enrollment and experience with similar contracts. As actual costs become known, we adjust our accruals. To date, our accruals have been within management’s estimates. We expect to expand the level of research and development activity performed by external service providers in the future. As a result, we anticipate that our estimated accruals will be more material to our operations in future periods. Subsequent changes in estimates may result in a material change in our accrual, which could also materially affect our results of operations.

Stock-Based Compensation

We account for employee stock options and warrants using the intrinsic-value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation.

Stock-based compensation expense, which is a non-cash charge, results from stock option and warrant issuances at exercise prices below the deemed fair value of the underlying common stock. We recognize this compensation expense on a straight-line basis over the vesting period of the underlying option, generally four years, and, since the warrants are variable, at the time of issuance for warrants and/or each time there is a change in the estimated fair value of the warrants increase.

We have granted stock options to employees in exchange for services. Given the absence of an active market for our common stock prior to our initial public offering in February 2005, we were required to estimate the fair value of our common stock based on a variety of company and industry-specific factors for the purpose of measuring the cost of the transaction and properly reflecting it in our financial statements.

We granted certain stock options during the year ended December 31, 2004 that resulted in deferred stock-based compensation of $1.4 million. Deferred employee stock-based compensation represents the difference between the estimated fair value of common stock, after considering the impact of our initial public offering, and the option exercise price at the date of grant. It is recorded as a reduction to stockholders’ equity and is amortized as compensation expense over the vesting period of the options, generally four years. The amount of deferred employee stock-based compensation expensed for the year ended December 31, 2004 was $225,000. Based on deferred employee stock-based compensation amounts recorded through December 31, 2004, the total amortization expense for the years ending December 31, 2005, 2006, 2007 and 2008 will be $345,000, $345,000, $345,000 and $160,000, respectively.

During the year ended December 31, 2004, pursuant to the anti-dilution provisions of the warrants originally issued in September 2000 to our founders and as a result of the sale of our Series B preferred stock, we adjusted the warrants to provide that our two founders may purchase an aggregate of 7,323,000 shares of our common stock. As a result, we recorded $19.4 million of stock-based compensation expense to reflect the difference between the deemed fair value of the underlying common stock and the warrant exercise price at June 30, 2004 for all warrants issued to date. On September 2, 2004, in conjunction with the sale of our Series C preferred stock, the terms of the warrants were amended in order to fix the number of shares purchasable thereunder to an aggregate of 12,856,572 shares and to remove the anti-dilution provisions. As a result, we recorded stock-based compensation of $14.7 million based on the estimated fair value of the underlying common stock on September 2, 2004. We otherwise do not anticipate recording any additional stock-based compensation in connection with these warrants.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires stock-based compensation for an award of equity instruments, including stock options and employee stock purchase rights, issued to employees to be recognized as a cost in the financial statements. The cost of these awards are measured according to the grant date fair value of the stock options and is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. In the absence of an observable market price for the stock awards, the grant-date fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of SFAS No. 123R are effective for us in the first interim or annual period beginning after June 15, 2005. The adoption of this standard is expected to increase operating expenses and we are currently evaluating the extent of this impact on our financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2004 and 2003

Revenues

Our revenue totaled $0.5 million for the year ended December 31, 2004 from development management services performed under two master services agreements. We had no revenue during the same period in 2003.

Research and Development

Research and development expenses increased to $11.2 million for the year ended December 31, 2004 from $4.7 million for the year ended December 31, 2003. This increase primarily was due to:

•	an increase of $3.6 million in our strategic core programs as a result of $1.1 million of clinical trial and related costs and $2.5 million of milestone, licensing and other costs;
•	an increase of $2.7 million in our partnering programs as a result of $1.0 million of clinical trial and related costs and $1.7 million of licensing and other costs;
•	a decrease of $0.9 million in our SOCC program as a result of $0.7 million of reduced pre-clinical development when we redirected our resources to our strategic core and partnering programs and $0.2 million of other costs; and
•	an increase of $1.3 million in unallocated expenses as a result of increased salaries and related personnel costs due to increased research and development staff.

We expect that fees paid to external service providers will continue to increase as we acquire new product candidates and continue development of our existing product candidates. We anticipate that our research and development expenses will continue to increase in future periods, with the exception of our SOCC program which will remain relatively constant, as we expend additional capital to conduct clinical trials and develop our product candidates.

General and Administrative

General and administrative expenses increased to $3.2 million for the year ended December 31, 2004 from $1.5 million for the year ended December 31, 2003. This increase primarily was due to $0.9 million of salaries and related costs as we expanded our general and administrative functions to support our operations, $0.4 million of legal fees, other professional fees and consulting fees and expenses paid to the chairman of our board of directors, and $0.4 million of other expenses. We anticipate increases in general and administrative expenses in future periods as we expand our administrative organization and incur additional costs for insurance and professional fees associated with operating as a public company and to support the future growth of our research and development organization.

Stock-Based Compensation

Stock-based compensation expenses totaled $34.3 million for the year ended December 31, 2004 due to the issuance of warrants at exercise prices below the estimated fair value of our common stock and the amortization of deferred stock-based compensation. We had no issuances of options or warrants during the comparable period in 2003 that required us to record stock-based compensation expenses.

Comparison of the Years Ended December 31, 2003 and 2002

Research and Development

Research and development expenses totaled $4.7 million in 2003 compared to $5.6 million in 2002. The $0.9 million decrease from 2002 to 2003 primarily was due to:

•	a decrease of $1.4 million in discovery and pre-clinical activities as a result of the reduced scope of our SOCC program;

•	a decrease of $1.0 million in licensing and other costs related to our partnering programs;

•	a decrease of $0.4 million in licensing and other costs related to our strategic core programs;

•	an increase of $1.3 million related to clinical trial and related costs in our strategic core programs;

•	an increase of $0.5 million related to clinical trial and related costs in our partnering programs; and

•	an increase of $0.2 million in unallocated costs as a result of increased salaries and related personnel costs due to a larger research and development staff.

General and Administrative

General and administrative expenses totaled $1.5 million in 2003 compared to $1.5 million in 2002. Although our total expenses remained constant from 2002 to 2003, several of the underlying account balances fluctuated, including an increase of $0.1 million in salaries and related costs, $0.1 million in consulting fees and related costs paid to the chairman of our board of directors, offset by decreases of $0.1 million in professional fees and $0.1 million of other expenses.

Other Income, Net

Other income, net is primarily interest income earned on our cash and investment balances and totaled $0.1 million and $0.1 million for the years ended December 31, 2003 and 2002, respectively. The change in income amounts for each year primarily was due to fluctuations in our average cash and investment balances and downward interest rate trends.

Liquidity and Capital Resources

Since our inception, our operations have been financed through the private placement of our equity securities and through the public sale of our common stock in our initial public offering. Through December 31, 2004, we received net proceeds of $80.2 million from the sale of shares of preferred stock as follows:

•	in October 2000 and August 2001, we issued and sold a total of 1,000,000 shares of Series A preferred stock for aggregate net proceeds of $10 million;
•	from March 2003 through May 2004, we issued and sold 291,150 shares of Series B preferred stock for aggregate net proceeds of $26.8 million; and
•	on September 2, 2004, we issued and sold 27,667,856 shares of Series C preferred stock for aggregate net proceeds of $43.4 million.

In addition, on February 4, 2005, we completed an initial public offering of 30.0 million shares of common stock for proceeds of $104.3 million, net of underwriting discounts and offering expenses.

On March 8, 2005, we completed the sale of 1,573,000 shares of our common stock for net proceeds of $5.6 million. The sale of these shares was the result of the underwriters exercising the overallotment option we granted to them in connection with our initial public offering.

As of December 31, 2004, we had $50.8 million in cash, cash equivalents and marketable securities available-for-sale as compared to $5.5 million as of December 31, 2003, an increase of $45.3 million. This increase primarily resulted from completion of the sale of our Series B and Series C preferred stock. Net cash used in operating activities amounted to $13.5 million for the year ended December 31, 2004, primarily reflecting the net loss occurring for this period of $48.3 million, offset by non-cash charges for stock-based compensation of $34.3 million. Net cash used in investing activities for the year ended December 31, 2004 consisted of $0.3 million of capital equipment purchases exclusive of $40.8 million for the purchases of investments. Net cash provided by financing activities amounted to $59.2 million for the year ended December 31, 2004, primarily reflecting the sale of Series B and Series C preferred stock.

The following summarizes our long-term contractual obligations as of December 31, 2004 (in thousands):

Contractual Obligations	Total	2005 to 2006	2007 to 2008	Thereafter
Operating leases	$1,325	$838	$487	$—

As a specialty pharmaceutical company focused on acquiring, developing and commercializing innovative pharmaceutical products, we have entered into numerous license agreements to acquire the rights to develop and commercialize a variety of product candidates. Pursuant to these agreements, we obtained exclusive, except with respect to various Asian countries, sublicenseable licenses to the patent rights and know-how for all indications under the agreements. We generally will make an upfront payment and are required to make additional payments upon the achievement of specific development and regulatory approval milestones. We are also obligated to pay royalties under the agreements until the later of the expiration of the applicable patent or the applicable last date of market exclusivity after the first commercial sale, on a country-by-country basis. The amount expended under these agreements and charged to research and development expense during the years ended December 31, 2004, 2003 and 2002 was approximately $3.5 million, $0.3 million and $1.4 million, respectively. As of December 31, 2004, future potential milestone payments total approximately $90.35 million and there are no minimum royalties required under any of the license agreements. The timing of these payments is subject to the achievement of agreed upon milestones and, therefore, remains uncertain.

If we were to reach all of the milestones specified in each of our license agreements, we would be obligated to make the following aggregate payments (in thousands):

As of December 31, 2004
MN-221	$17,000
MN-029	16,600
MN-001	8,000
MN-305	18,750
MN-166	5,500
MN-246	14,750
SOCC	9,750

Total	$90,350

We also enter into agreements with third parties to manufacture our product candidates, conduct our clinical trials and perform data collection and analysis. At this time, due to the variability of these agreements, we are unable to estimate with certainty the future costs we will incur.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	the progress of our clinical trials;

•	the progress of our pre-clinical development activities;

•	our ability to establish and maintain strategic collaborations, including by sub-licensing product candidates;

•	the costs involved in enforcing or defending patent claims and other intellectual property rights;

•	the costs and timing of regulatory approvals;

•	the costs of establishing or expanding manufacturing, sales and distribution capabilities;

•	the success of the commercialization of our products; and

•	the extent to which we acquire or invest in other products, technologies and businesses.

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements through at least December 31, 2006.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that primarily were generated from the proceeds of offerings of our equity securities and from equipment and leasehold improvement financing. In addition, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financing. However, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and marketable securities resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Controls and Procedures

Our Chief Executive Officer, acting in his capacity as our principal executive officer and principal financial and accounting officer, has evaluated the effectiveness of our disclosure controls and procedures under the Securities Exchange Act of 1934, or the Exchange Act. Based upon his evaluation, the Chief Executive Officer has concluded that, as of December 31, 2004, our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to us required to be included in our periodic filings under the Exchange Act.

MediciNova, Inc.

(a development stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of MediciNova, Inc.

We have audited the accompanying balance sheets of MediciNova, Inc., as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, cash flows for each of the three years in the period ended December 31, 2004, and the statement of stockholders’ equity for the period from September 26, 2000 (inception) to December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MediciNova, Inc., at December 31, 2004 and 2003, the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, and the statement of stockholders’ equity for the period from September 26, 2000 (inception) to December 31, 2000, in conformity with generally accepted accounting principles in the United States.

/s/ Ernst & Young LLP

San Diego, California

March 8, 2005

MediciNova, Inc.

(a development stage company)

Balance Sheets

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$38,801,328	$4,240,699
Marketable securities available-for-sale	12,000,000	1,250,000
Prepaid expenses and other current assets	487,576	108,360

Total current assets	51,288,904	5,599,059
Property and equipment, net	308,187	32,250
Other assets	2,171,504	—

	$53,768,595	$5,631,309

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$469,798	$329,328
Accrued expenses	1,552,622	294,500
Accrued compensation and related expenses	562,656	137,599

Total current liabilities	2,585,076	761,427
Deferred rent	31,321	—
Advances received for the sale of convertible preferred stock	—	300,000
Commitments
Redeemable convertible preferred stock, $0.01 par value; 27,667,856 and no shares authorized, issued and outstanding at December 31, 2004 and 2003, respectively	43,483,076	—
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 1,291,150 and 3,000,000 shares authorized at December 31, 2004 and 2003, respectively; 1,291,150 and 1,107,500 shares issued and outstanding at December 31, 2004 and 2003, respectively	12,912	11,075
Common stock, $0.001 par value; 83,000,000 and 80,000,000 shares authorized at December 31, 2004 and 2003, respectively; 500,000 shares issued and outstanding at December 31, 2004 and 2003	500	500
Additional paid-in capital	103,603,132	19,694,972
Deferred employee stock-based compensation	(1,194,721)	—
Deficit accumulated during the development stage	(94,752,701)	(15,136,665)

Total stockholders’ equity	7,669,122	4,569,882

Total liabilities and stockholders’ equity	$53,768,595	$5,631,309

See accompanying notes.

MediciNova, Inc.

(a development stage company)

Statements of Operations

	Years ended December 31,			Period from September 26, 2000 (inception) to December 31, 2004
	2004	2003	2002
Revenues	$490,282	$—	$—	$490,282
Operating expenses:
Cost of revenues	437,582	—	—	437,582
Research and development	11,210,285	4,723,158	5,551,310	22,708,093
General and administrative	3,160,306	1,537,945	1,461,526	7,223,217
Amortization of employee stock-based compensation and founders’ warrants:
Research and development	106,770	—	—	106,770
General and administrative	34,187,725	—	—	34,187,725

Total operating expenses	49,102,668	6,261,103	7,012,836	64,663,387

Operating loss	(48,612,386)	(6,261,103)	(7,012,836)	(64,173,105)
Other income, net	339,783	51,973	81,360	763,837

Net loss	(48,272,603)	(6,209,130)	(6,931,476)	(63,409,268)
Accretion to redemption value of redeemable convertible preferred stock	(78,756)	—	—	(78,756)
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	(31,264,677)	—	—	(31,264,677)

Net loss applicable to common stockholders	$(79,616,036)	$(6,209,130)	$(6,931,476)	$(94,752,701)

Basic and diluted net loss per share	$(159.23)	$(12.42)	$(13.86)

Shares used to compute basic and diluted net loss per share	500,000	500,000	500,000

Pro forma net loss per common share assuming conversion of preferred stock, basic and diluted (unaudited)	$(1.85)

Shares used in computing pro forma net loss per common share assuming conversion of preferred stock, basic and diluted (unaudited)	42,943,281

See accompanying notes.

MediciNova, Inc.

(a development stage company)

Statements of Stockholders’ Equity

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred compensation	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Issuance of common stock for cash to founders at $0.10 per share in September	—	$—	500,000	$500	$49,500	$—	$—	$50,000
Issuance of Series A convertible preferred stock at $10 per share in October	500,000	5,000	—	—	4,995,000	—	—	5,000,000
Net loss and comprehensive loss	—	—	—	—	—	—	(201,325)	(201,325)

Balance at December 31, 2000	500,000	5,000	500,000	500	5,044,500	—	(201,325)	4,848,675
Issuance of Series A convertible preferred stock at $10 per share in August	500,000	5,000	—	—	4,995,000	—	—	5,000,000
Net loss and comprehensive loss	—	—	—	—	—	—	(1,794,734)	(1,794,734)

Balance at December 31, 2001	1,000,000	10,000	500,000	500	10,039,500	—	(1,996,059)	8,053,941
Net loss and comprehensive loss	—	—	—	—	—	—	(6,931,476)	(6,931,476)

Balance at December 31, 2002	1,000,000	10,000	500,000	500	10,039,500	—	(8,927,535)	1,122,465
Issuance of Series B convertible preferred stock at $100 per share, net of issuance costs of $1,093,453, in March, April, May and December	107,500	1,075	—	—	9,655,472	—	—	9,656,547
Net loss and comprehensive loss	—	—	—	—	—	—	(6,209,130)	(6,209,130)

Balance at December 31, 2003	1,107,500	11,075	500,000	500	19,694,972	—	(15,136,665)	4,569,882
Issuance of Series B convertible preferred stock at $100 per share, net of issuance costs of $1,208,896, in January, February, March, April and May	183,650	1,837	—	—	17,154,267	—	—	17,156,104
Stock-based compensation related to founders’ warrants	—	—	—	—	34,069,916	—	—	34,069,916
Deferred employee stock-based compensation	—	—	—	—	1,419,300	(1,419,300)	—	—
Amortization of deferred employee stock-based compensation	—	—	—	—	—	224,579	—	224,579
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	—	—	—	—	31,264,677	—	(31,264,677)	—
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	—	—	(78,756)	(78,756)
Net loss and comprehensive loss	—	—	—	—	—	—	(48,272,603)	(48,272,603)

Balance at December 31, 2004	1,291,150	$12,912	500,000	$500	$103,603,132	$(1,194,721)	$(94,752,701)	$7,669,122

See accompanying notes.

MediciNova, Inc.

(a development stage company)

Statements of Cash Flows

	Years ended December 31,			Period from September 26, 2000 (inception) to December 31, 2004
	2004	2003	2002
Operating activities:
Net loss	$(48,272,603)	$(6,209,130)	$(6,931,476)	$(63,409,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	34,294,495	—	—	34,294,495
Depreciation and amortization	45,298	29,872	68,072	165,219
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(379,216)	(49,394)	(30,648)	(487,576)
Accounts payable, accrued expenses and deferred rent	340,493	444,412	166,471	964,321
Due to affiliate	—	(265,466)	(37,660)	—
Accrued compensation and related expenses	425,057	118,456	9,843	562,656

Net cash used in operating activities	(13,546,476)	(5,931,250)	(6,755,398)	(27,910,153)
Investing activities:
Purchases of marketable securities available-for-sale	(10,750,000)	(1,250,000)	—	(12,000,000)
Acquisitions of property and equipment	(321,235)	(10,537)	(17,014)	(668,227)
Proceeds from sale of property and equipment	—	194,821	—	194,821

Net cash used in investing activities	(11,071,235)	(1,065,716)	(17,014)	(12,473,406)
Financing activities:
Sales of common stock	—	—	—	50,000
Payment of IPO issuance costs	(1,082,084)	—	—	(1,082,084)
Sales of preferred stock, net of issuance costs	60,560,424	9,656,547	—	80,216,971
Advances received for the sale of convertible preferred stock	(300,000)	300,000	—	—

Net cash provided by financing activities	59,178,340	9,956,547	—	79,184,887

Net increase in cash and cash equivalents	34,560,629	2,959,581	(6,772,412)	38,801,328
Cash and cash equivalents, beginning of period	4,240,699	1,281,118	8,053,530	—

Cash and cash equivalents, end of period	$38,801,328	$4,240,699	$1,281,118	$38,801,328

See accompanying notes.

MediciNova, Inc.

(a development stage company)

Notes to Financial Statements

1. The Company, Basis of Presentation and Summary of Significant Accounting Policies

The Company

We were incorporated in the state of Delaware in September 2000. We are a specialty pharmaceutical company focused on the acquisition, development and commercialization of innovative pharmaceutical products. Our in-licensed compounds and our pipeline, which includes several compounds in clinical testing, target a variety of prevalent medical conditions, including premature labor, cancer and asthma (see Note 5).

Basis of Presentation

Our primary activities since incorporation have been organizational activities, including recruiting personnel, establishing office facilities, conducting research and development, performing business and financial planning and raising capital. Accordingly, we are considered to be in the development stage.

We have sustained operating losses since inception and expect such losses to continue over the next several years. Management plans to continue financing the operations with a combination of equity issuances and debt arrangements. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs, or cease operations. On February 4, 2005, we completed an initial public offering of 30.0 million shares of common stock for proceeds of $104.3 million, net of estimated underwriting discounts and offering expenses. We are a public company in both the United States and Japan and our stock is traded on the Hercules market of the Osaka Securities Exchange.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates their estimates and judgments. Management bases estimates on historical experience and on various other factors that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash, and other highly liquid investments with original maturities of three months or less from the date of purchase.

Marketable Securities Available-for-sale

Investments with an original maturity of more than three months are considered short-term investments and have been classified by management as marketable securities available-for-sale. Such investments consist of municipal auction rate securities, and are carried at fair value, with unrealized gains and losses, if any, included as a separate component of stockholders’ equity. As of December 31, 2004, there is no difference between cost and fair market value.

MediciNova, Inc.

(a development stage company)

Notes to Financial Statements

Concentration of Credit Risk

Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash, cash equivalents and marketable securities available-for-sale. We maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Additionally, we have established guidelines regarding diversification of our investments and their maturities, which are designed to maintain safety and liquidity.

Fair Value of Financial Instruments

Our financial instruments including cash and cash equivalents, accounts payable, and accrued liabilities, are carried at cost, which we believe approximates fair value given their short-term nature.

Other Assets

Other assets consist of costs associated with our initial public offering. Upon completion of our initial public offering in February 2005, these costs will be accounted for as a reduction to the gross proceeds of the offering in the statement of stockholders’ equity.

Property and Equipment

Property, which consists of leasehold improvements, and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. The useful life for equipment is five years and leasehold improvements are amortized over the lesser of the useful life or the term of the lease. Our current lease expires in 2008.

Impairment of Long-Lived Assets

We review long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. Impairment, if any, is assessed using discounted cash flows.

Revenue Recognition

In connection with the management of clinical trials, we pay, on behalf of our customers, fees to investigators and other pass-through costs for which it is reimbursed at cost, without mark-up or profit. In addition, we charge management fees based on negotiated hourly rates pursuant to master services agreements with Asahi Kasei Pharma Corporation and Argenes, Inc. We recognize management fees based on actual hours worked and recognize pass-through expenses as revenue when the related liability is incurred in accordance with Emerging Issues Task Force (“EITF”) Rule No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF No. 01-14 requires reimbursable pass-through expenses incurred to be characterized as revenue in the statement of operations. Pass-through costs represent the majority of cost of revenues during the year ended December 31, 2004.

MediciNova, Inc.

(a development stage company)

Notes to Financial Statements

Asahi Kasei Master Services Agreement

Pursuant to the master services agreement with Asahi Kasei Pharma Corporation, we provide Asahi with consulting and contract management services in connection with the development of pharmaceutical products. Under the agreement, we are currently working on one compound. The master services agreement may be terminated by either party following an uncured default of its material obligations under the agreement. Either party may terminate the agreement upon three months’ written notice. In addition, Asahi may terminate any project-specific addendum to the agreement immediately at any time upon written notice. The term of this agreement is indefinite and depends on the completion of services as provided for in the agreement. For the year ended December 31, 2004 we recognized $455,195 of revenue under this agreement.

Argenes Master Services Agreement

Pursuant to the master services agreement with Argenes Inc., we provide Argenes with consulting and contract management services in connection with the development of pharmaceutical products. Under the agreement, we are working on one compound. The master services agreement may be terminated by either party following an uncured default of its material obligations under the agreement. Either party may terminate the agreement upon three months’ written notice. In addition, Argenes may terminate any project-specific addendum to the agreement immediately at any time upon written notice. The term of this agreement is indefinite and depends on the completion of services as provided for in the agreement. For the year ended December 31, 2004 we recognized $35,087 of revenue under this agreement.

Research and Development

Research and development expenses consist of costs incurred to further our research and development activities and includes salaries and related employee benefits, costs associated with clinical trials, non-clinical activities such as toxicology testing, regulatory activities, research-related overhead expenses, and fees paid to external service providers and contract research organizations who conduct certain research and development activities on our behalf. Research and development expenses also include fees for licensed technology for which technological feasibility has not been established and there are no alternative uses. Research and development costs are expensed as incurred.

Income Taxes

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, a deferred tax asset or liability is determined based on the difference between the financial statement and the tax basis of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. We provide a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

Stock-Based Compensation

We have elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock options and warrants as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Under APB Opinion No. 25, if the exercise price of our employee stock options or warrants is not less than the fair value of the underlying stock on the date of grant, no compensation expense is recognized. In determining the fair value of the common stock, the Board of

MediciNova, Inc.

(a development stage company)

Notes to Financial Statements

Directors considered, among other factors, (i) the advancement of our technology, (ii) our financial position and (iii) the fair value of our common stock or preferred stock as determined in arm’s-length transactions.

In connection with the grant of certain stock options to employees during the year ended December 31, 2004, we recorded deferred stock-based compensation within stockholders’ equity of $1,419,300, which represents the difference between the estimated fair value of the common stock and the option exercise price at the date of grant (also see Note 6, “Founders’ Common Stock and Warrants”). Such amount will be amortized over the vesting period of the applicable options on a straight-line basis. The expected future amortization expense for deferred stock-based compensation for stock option grants through December 31, 2004 is as follows:

2005	$344,525
2006	344,525
2007	344,525
2008	161,146

$1,194,721

Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if we had accounted for all of our employee stock option grants under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Minimum Value pricing model with the following weighted average assumptions:

	Years ended December 31,
	2004	2003	2002
Dividend yield	—	—	—
Risk-free interest rate	3.9%	3.0%	3.8%
Volatility	—	—	—
Expected life	5 years	5 years	5 years

For purposes of disclosures required by SFAS No. 123, the estimated fair value of the options is amortized on a straight-line basis over the vesting period. Our pro forma information is as follows:

	Years ended December 31,
	2004	2003	2002
Net loss applicable to common stockholders, as reported	$(79,616,036)	$(6,209,130)	$(6,931,476)

Add: total stock-based employee compensation expense included in reported net loss	34,294,495	—	—
Deduct: stock-based employee compensation expense determined under the fair value method	(17,946,851)	(21,500)	—

Adjusted net loss applicable to common stockholders	$(63,268,392)	$(6,230,630)	$(6,931,476)

Basic and diluted net loss per share, as reported	$(159.23)	$(12.42)	$(13.86)

Adjusted basic and diluted net loss per share	$(126.54)	$(12.46)	$(13.86)

The adjusted net loss for the year ended December 31, 2004 is less than the reported net loss due to variable measurement of the fair value of the founders’ warrants required by APB No. 25 as compared to grant date measurement of fair value required by SFAS No. 123.

MediciNova, Inc.

(a development stage company)

Notes to Financial Statements

Comprehensive Income

We have adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Comprehensive loss did not differ from net loss for all periods presented.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The unaudited pro forma basic and diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period plus the weighted average number of common shares resulting from the assumed conversion of the outstanding shares of convertible preferred stock at December 31, 2004 which occurred upon the closing of our initial public offering in February 2005. The assumed conversion is calculated using the as-if-converted method, as if such conversion had occurred as of the beginning of each period presented or the original issuance, if later.

MediciNova, Inc.

(a development stage company)

Notes to Financial Statements

	Years ended December 31,
	2004	2003	2002
Historical

Numerator:

Net loss	$(48,272,603)	$(6,209,130)	$(6,931,476)

Accretion to redemption value of redeemable convertible preferred stock	(78,756)	—	—
Deemed dividend resulting form beneficial conversion feature of Series C redeemable convertible preferred stock	(31,264,677)	—	—

Net loss applicable to common stockholders	$(79,616,036)	$(6,209,130)	$(6,931,476)

Denominator:

Weighted average common shares outstanding	500,000	500,000	500,000

Basic and diluted net loss per share	$(159.23)	$(12.42)	$(13.86)

Pro Forma

Pro forma net loss	(79,537,280)

Pro forma basic and diluted net loss per share (unaudited)	$(1.85)

Shares used above	500,000

Pro forma adjustments to reflect assumed weighted average effect of conversion of preferred stock (unaudited)	42,443,281

Pro forma shares used to compute basic and diluted net loss per share (unaudited)	42,943,281

Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation
Preferred stock (as-converted)	66,782,856	20,750,000	10,000,000

Common stock warrants	13,356,572	3,650,000	1,500,000

Common stock options	1,550,000	390,000	424,000

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires stock-based compensation for an award of equity instruments, including stock options and employee stock purchase rights, issued to employees to be recognized as a cost in the financial statements. The cost of these awards are measured according to the grant date fair value of the stock options and is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. In the absence of an observable market price for the stock awards, the grant-date fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of SFAS No. 123R are effective for us in the first interim or annual period beginning after June 15, 2005. The adoption of this standard is expected to increase operating expenses and we are currently evaluating the extent of this impact on our financial statements.

MediciNova, Inc.

(a development stage company)

Notes to Financial Statements

2. Balance Sheet Details

Property and equipment consist of the following:

	December 31, 2004	December 31, 2003
Leasehold improvements	$35,414	$—
Furniture and equipment	321,136	39,852
Software	11,299	7,038

	367,849	46,890
Less accumulated depreciation and amortization	(59,662)	(14,640)

	$308,187	$32,250

Accrued expenses consist of the following:

	December 31, 2004	December 31, 2003
Research and development costs	$245,380	$—
Issuance costs	1,082,428	150,000
Franchise taxes	19,784	74,525
Other	205,030	69,975

	$1,552,622	$294,500

The accrued issuance costs at December 2004 and 2003 consist of costs related to our initial public offering and our Series B preferred stock sale, respectively.

3. Related Party Transactions

Research Services Agreement

During 2001, we entered into a research services agreement with Tanabe Research Laboratories U.S.A., Inc. (“TRL”). Under this agreement, we paid TRL for research services provided pursuant to approved service plans at a rate of $250,000 per year per FTE (full time equivalent of a scientist engaged in performing services under agreement). The agreement was terminated on May 31, 2003. In addition, TRL charged us for certain administrative expenses beginning in September 2000. During the years ended December 31, 2003 and 2002, respectively, the gross research and administrative fees paid to TRL were $737,199 and $2,652,944, respectively. As of December 31, 2004 and 2003, no amounts were payable to TRL.

Sale of Equipment

In May 2003, we sold equipment to TRL for proceeds of $194,821. The net book value of the equipment on the date of sale was equal to the sale price and therefore no gain or loss was recorded.

Other Related-Party Transactions

Our board of directors approved an arrangement in September 2001 to engage Dr. Yuichi Iwaki, Chairman of the Board, as a consultant in connection with financing transactions and business development activities, pursuant to

MediciNova, Inc.

(a development stage company)

Notes to Financial Statements

which we pay Dr. Iwaki $20,000 per month plus other cash or stock compensation, if any, as the board of directors deems appropriate for his services rendered. Compensation earned by Dr. Iwaki during the years ended December 31, 2004, 2003 and 2002 was $360,000, $190,000, and $148,000, respectively.

4. Commitments

Facility Lease

In 2004, we leased our corporate headquarters under a non-cancelable operating lease that expires in February 2008. We have the option to renew the lease for three years. Rent expense for the years ended December 31, 2004, 2003 and 2002 and the period from September 26, 2000 (inception) to December 31, 2004 was $310,596, $126,759, $34,284 and $509,399, respectively.

Future minimum payments are as follows at December 31, 2004:

Operating Lease
2005	$402,666
2006	435,356
2007	448,997
2008	37,511

$1,324,530

5. License Agreements

As a specialty pharmaceutical we focus on acquiring, developing and commercializing innovative pharmaceutical products, we have entered into numerous license agreements to acquire the rights to develop and commercialize a variety of product candidates. Pursuant to these agreements, we have obtained exclusive, except with respect to various Asian countries, sublicenseable licenses to the patent rights and know-how for all indications under the agreements. We generally make an upfront payment and are required to make additional payments upon the achievement of specific development and regulatory approval milestones. We are also obligated to pay royalties under the agreements until the later of the expiration of the applicable patent or the applicable last date of market exclusivity after the first commercial sale, on a country-by-country basis.

The amount expended under these agreements and charged to research and development expense during the years ended December 31, 2004, 2003 and 2002 was approximately $3,500,000, $300,000 and $1,400,000, respectively. As of December 31, 2004, future potential milestone payments totaled approximately $90.35 million and there are no minimum royalties required under any of the license agreements. From June 19, 2002, the date of our first license agreement, through December 31, 2004, we have entered into seven license agreements with Japanese and British pharmaceutical companies and a research institute.

6. Redeemable Convertible Preferred Stock and Stockholders’ Equity

Redeemable Convertible Preferred Stock

On September 2, 2004, we sold 27,667,856 shares of Series C redeemable convertible preferred stock at a purchase price of $1.62 per share for total net proceeds of $43,404,320, net of $1,417,607 of estimated issuance costs.

MediciNova, Inc.

(a development stage company)

Notes to Financial Statements

The Series C preferred stock was sold at a price per share below our initial public offering price. Accordingly, pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, we recorded a deemed dividend on the Series C preferred stock of $31,264,677, which is equal to the number of shares of Series C preferred stock sold multiplied by the difference between the estimated fair value of the underlying common stock and the Series C preferred stock conversion price per share. The deemed dividend increased the net loss applicable to common stockholders in the calculation of basic and diluted net loss per common share and was reported as a charge to accumulated deficit and a credit to additional paid-in capital, with no net impact on total stockholders’ equity.

Each share of the Series C preferred stock is convertible at the option of the holder at any time into shares of our common stock, at a one-for-one conversion rate, subject to adjustment under certain conditions.

The holders of shares of Series C preferred stock are entitled to receive non-cumulative dividends at a rate of $0.1296 per share per annum, when and if declared by the Board of Directors and prior to the payment of any dividend on any other capital stock. No dividend or distribution can be paid on any share of common stock unless a dividend or distribution is paid or declared with respect to each share of Series A, B and C preferred stock.

The holders of each share of Series C preferred stock have the right to one vote for each share of common stock into which their shares are convertible.

In the event of our liquidation, dissolution or winding up, before any distribution or payment shall be made to any other common or preferred stockholder, holders of Series C preferred stock are entitled to a liquidation preference of $1.62 per share plus any declared and unpaid dividends.

The Series A, B and C preferred shares will automatically convert into common shares at a conversion rate of ten-to-one, 100-to-one and one-to-one, respectively, upon the closing of a firmly underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933 (as amended) resulting in at least $40,000,000 of gross proceeds.

The redemption provisions of the Series C preferred stock stipulate that at any time beginning in August 2010, upon request of holders of at least a majority of the then outstanding Series C preferred stock, we are required to redeem the Series C preferred stock of each requesting holder. The redemption shall take place in three equal annual installments with the initial redemption no later than 60 days after redemption is requested. The redemption price is equal to $1.62 plus any declared and unpaid dividends at the date of the redemption request and is limited to funds legally available. We are accreting the difference between the carrying value and redemption value of the Series C preferred stock over the period up to the first redemption date of August 2010.

Convertible Preferred Stock

The authorized, issued and outstanding shares of convertible preferred stock by series are as follows at December 31, 2004 and 2003:

	December 31, 2004				December 31, 2003
	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Aggregate Liquidation Preference	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Aggregate Liquidation Preference
Series A	1,000,000	1,000,000	$10,000,000	$10,000,000	1,000,000	1,000,000	$10,000,000	$10,000,000
Series B	291,150	291,150	26,812,651	29,115,000	500,000	107,500	9,656,547	10,750,000
Undesignated	—	—	—	—	1,500,000	—	—	—

	1,291,150	1,291,150	$36,812,651	$39,115,000	3,000,000	1,107,500	$19,656,547	$20,750,000

MediciNova, Inc.

(a development stage company)

Notes to Financial Statements

No dividend or distribution can be paid on any share of common stock unless a dividend or distribution is paid or declared with respect to each share of Series A and B convertible preferred stock.

The Series A and B convertible preferred stock must vote equally with the shares of the common stock and not as a separate class at any annual or special meeting of our stockholders. Upon our liquidation, dissolution, or winding up, the holders of convertible preferred stock would be entitled to be paid out of our assets an amount per share of convertible preferred stock equal to the original issue price (Series A of $10, Series B of $100) plus all declared and unpaid dividends.

Each share of the Series A and B convertible preferred stock is convertible at the option of the holder at any time into shares of our common stock, at a conversion rate of 10 shares of common stock for each share of Series A convertible preferred stock and at a conversion rate of 100 shares of common stock for each share of Series B convertible preferred stock subject to adjustment under certain conditions.

Founders’ Common Stock and Warrants

At inception, we issued a total of 500,000 shares of our common stock to two or our founders who then became officers and directors, for proceeds of $50,000. We also granted the two officers and directors warrants to purchase 500,000 shares of our common stock at an exercise price of $0.10. The warrants contained an antidilution clause providing the founders with the right to purchase additional shares of common stock any time there was a dilution event so that they could maintain their original ownership percentage. The warrants are considered variable and, unless the number of underlying shares of common stock become fixed or exercised, will require compensation to be recorded when the fair value of the underlying options exceeds the exercise price. As of December 31, 2003, as a result of the Series A and Series B preferred stock sales, the warrants were adjusted to allow the holders to purchase up to 3,650,000 shares of common stock. The warrants expire on September 26, 2007. Based on our early stage of development, its limited resources, and the preferences of the preferred stock, we believe that the fair value of the underlying shares of common stock did not exceed the exercise price of the warrants at December 31, 2003.

From January through May 2004, in conjunction with the sale of Series B preferred stock, the common stock underlying the warrants were adjusted up to 7,323,000. Based on subsequent financing activities and the price of our initial public offering, we believe that the estimated fair value of the 7,323,000 shares exceeded the $0.10 exercise price of the warrants and, as a result, recorded stock-based compensation in general and administrative expense in the amount of $19,405,950.

On September 2, 2004, in conjunction with the sale of Series C preferred stock, we and our two founders amended the terms of our warrant agreements. In exchange for relinquishing any future anti-dilution rights, the number of underlying common shares that could be purchased under the terms of the warrants was increased and fixed at 12,856,572, up from 7,323,000. Since all of the warrants were previously variable, we recorded additional stock-based compensation in general and administrative expense of $14,663,966 based on the estimated fair value of the underlying common stock on September 2, 2004 for a total of $34,069,916. Since the number of warrants became fixed at September 2, 2004, no additional compensation will be recorded.

MediciNova, Inc.

(a development stage company)

Notes to Financial Statements

Other Warrants

In May 2004, as compensation for fundraising efforts related to the sale of Series B preferred stock, we issued to BioVen Advisory, Inc. a warrant to purchase 500,000 shares of common stock with an exercise price of $1.00. The warrant was valued at the $250,000 cash value of the services performed. The warrant issuance had no net impact on the financial statements because the transaction resulted in both a charge and a credit to additional paid-in capital.

Stock Options

We have a stock incentive plan (the “Plan”) under which incentive stock options may be granted for 2,000,000 shares of common stock to our officers and key employees. Stock options have been granted with an exercise price of $1.00 per share and vest 25% after the first year of service from the grant date, with the remaining shares vesting in equal monthly installments over the subsequent 36 months of service. An employee may exercise stock options prior to vesting in which case we have the right to repurchase the unvested shares at the original exercise price if the employee is terminated before vesting in all shares occurs.

Following the vesting period, options are exercisable until the earlier of 90 days after the employee’s termination with us or the ten-year anniversary of the initial grant, subject to adjustment under certain conditions. We have the right to purchase all of those shares that the employees have or will acquire under these stock options. The purchase price for any vested shares repurchased will be the greater of the fair market value of such shares on the date of purchase or the aggregate exercise price for such shares.

A summary of our stock option activity and related information is as follows:

	Options	Weighted average exercise price
Balance at December 31, 2001	220,000	$1.00
Granted	204,000	$1.00

Balance at December 31, 2002	424,000	$1.00
Granted	70,000	$1.00
Cancelled	(104,000)	$1.00

Balance at December 31, 2003	390,000	$1.00
Granted	1,160,000	$1.00

Balance at December 31, 2004	1,550,000	$1.00

The exercise price for all vested and unvested options outstanding for all periods presented was $1.00 per share. The weighted average remaining contractual life of options outstanding at December 31, 2004 and 2003 was 8.9 and 8.1 years, respectively. The weighted average fair value of options granted during the period from September 26, 2000 (inception) to December 31, 2000 and for the years ended December 31, 2001, 2002, 2003 was immaterial. The weighted average fair value of options granted during the year ended December 31, 2004 was approximately $1.37. At December 31, 2004 and 2003, respectively, 282,915 and 161,250 options were vested. No options have been exercised since Plan inception.

MediciNova, Inc.

(a development stage company)

Notes to Financial Statements

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	December 31, 2004	December 31, 2003
Conversion of preferred stock	66,782,856	20,750,000
Common stock warrants	13,356,572	3,650,000
Common stock options outstanding	1,550,000	390,000
Common stock options authorized for future grant	450,000	1,610,000

	82,139,428	26,400,000

7. Income Taxes

From January 1, 2001 through March 31, 2003, we were included in the consolidated federal tax return of Tanabe Holding America, Inc., the U.S. holding Company of Tanabe Seiyaku Co., Ltd., and filed a combined California tax return from January 1, 2001 through December 31, 2003. Under a tax allocation agreement with Tanabe Holding America, Inc. and affiliates effective January 1, 2001, the combined tax liability was allocated based on each company’s share of taxable income. Subsequent to March 31, and December 31, 2003, respectively, we file on a stand alone basis for federal and California income tax purposes.

The significant components of the Company’s deferred income taxes at December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$8,647,000	$4,347,000
Capitalized licenses	1,821,000	501,000
Research tax credits	327,000	—
Other, net	14,000	28,000

Net deferred tax assets	10,809,000	4,876,000
Less valuation allowance	(10,809,000)	(4,876,000)

	$—	$—

We have established a valuation allowance against its deferred tax assets due to the uncertainty that such assets will be realized. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

At December 31, 2004, we had federal and California net operating loss carryforwards of approximately $22,864,000 and $11,215,000, respectively. The federal net operating loss carryforwards begin to expire in 2022, and the California net operating loss carryforwards begin to expire in 2007. At December 31, 2004, we also had federal research tax credit carryforwards of approximately $327,000, which begin to expire in 2022.

MediciNova, Inc.

(a development stage company)

Notes to Financial Statements

Pursuant to Section 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited if certain cumulative changes of ownership result in a change of control of our company.

8. Employee Savings Plan

We have an employee savings plan available to substantially all employees. Under the plan, an employee may elect salary reductions which are contributed to the plan. The plan provides for discretionary contributions by us, which totaled $87,359, $37,041, $22,231 and $166,456 for the years ended December 31, 2004, 2003 and 2002 and the period from September 26, 2000 (inception) to December 31, 2004, respectively.

9. Subsequent Events

Changes in Capitalization

We completed our initial public offering on February 4, 2005. In addition to the issuance of 30,000,000 shares of our common stock, we had the following changes in capitalization:

•	filed a restated certificate of incorporation to provide for authorized capital stock of 200,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock; and
•	reserved 20,300,000 shares of common stock for the 2004 Stock Incentive Plan and our 2000 General Stock Incentive Plan was terminated. The 450,000 shares available for future grant under this plan were also cancelled.

On March 8, 2005, the underwriters also exercised the overallotment option we granted to them in connection with our initial public offering and we issued an additional 1,573,000 shares of our common stock at $3.53 per share.

MediciNova, Inc.

(a development stage company)

Notes to Financial Statements

The following sets forth the changes to our balance sheet as if the initial public offering had been completed as of December 31, 2004.

The pro forma information gives effect to (1) the filing of a restated certificate of incorporation to provide for authorized capital stock of 200,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock, (2) the sale by us of 30,000,000 shares of common stock at an initial public offering price of $3.88 per share and the receipt of estimated net proceeds of $104,299,964, after deducting estimated underwriting discounts and commissions and estimated offering costs payable by us, (3) the sale by us of 1,573,000 shares of common stock at an initial public offering price of $3.53 per share and the receipt of estimated net proceeds of $5,557,773, after deducting estimated underwriters discounts and commissions and estimated offering costs payable by us, and (4) the conversion of all of our outstanding shares of preferred stock into 66,782,856 shares of common stock upon the closing of our initial public offering.

	December 31, 2004
	Actual	Pro Forma
Cash, cash equivalents and marketable securities available-for-sale	$50,801,328	$160,660,065

Redeemable convertible preferred stock, $0.01 par value; actual—27,667,856 shares authorized, issued and outstanding; pro forma—no shares authorized, issued and outstanding	$43,483,076	$—
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; actual—1,291,150 shares authorized, issued and outstanding; pro forma—5,000,000 shares authorized; no shares issued and outstanding	12,912	—
Common stock, $0.001 par value; actual—83,000,000 shares authorized; 500,000 shares issued and outstanding; pro forma—200,000,000 shares authorized; 98,855,856 shares issued and outstanding	500	98,856
Additional paid-in capital	103,603,132	256,858,501
Deferred employee stock-based compensation	(1,194,721)	(1,194,721)
Deficit accumulated during the development stage	(94,752,701)	(94,752,701)

Total stockholders’ equity	$7,669,122	$161,009,935

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MediciNova, Inc.

Date: March 21, 2005	By	/s/ Takashi Kiyoizumi
Takashi Kiyoizumi, M.D., Ph.D.
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Takashi Kiyoizumi his true and lawful attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Takashi Kiyoizumi Takashi Kiyoizumi, M.D., Ph.D.	Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	March 21, 2005

/s/ Yuichi Iwaki Yuichi Iwaki, M.D., Ph.D.	Director	March 21, 2005

/s/ John K.A. Prendergast John K.A. Prendergast, Ph.D.	Director	March 21, 2005

/s/ Daniel Vapnek Daniel Vapnek, Ph.D.	Director	March 21, 2005

/s/ Hideki Nagao Hideki Nagao	Director	March 21, 2005