Form 10-Q
period 2005-06-30
MEDICINOVA INC
filed 2005-08-15
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of August 15, 2005, the registrant had 98,855,856 shares of Common Stock ($0.001 par value) outstanding.

MEDICINOVA, INC.

(a development stage company)

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004	3
Unaudited Statements of Operations for the three and six months ended June 30, 2005 and 2004 and the period from September 26, 2000 (inception) to June 30, 2005	4
Unaudited Statements of Cash Flows for the six months ended June 30, 2005 and 2004 and the period from September 26, 2000 (inception) to June 30, 2005	5
Notes to Unaudited Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	29
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	30
Item 4. Submission of Matters to a Vote of Security Holders	30
Item 5. Other Information	31
Item 6. Exhibits	31
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MediciNova, Inc.

(a development stage company)

Balance Sheets

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,922,408	$38,801,328
Marketable securities available-for-sale	123,972,396	12,000,000
Prepaid expenses and other current assets	2,163,334	487,576

Total current assets	154,058,138	51,288,904
Property and equipment, net	519,459	308,187
Other assets	—	2,171,504

Total assets	$154,577,597	$53,768,595

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,090,255	$469,798
Accrued expenses	3,769,378	1,552,622
Accrued compensation and related expenses	338,671	562,656

Total current liabilities	5,198,304	2,585,076
Deferred rent	59,438	31,321

Total liabilities	5,257,742	2,616,397

Commitments
Redeemable convertible preferred stock, $0.01 par value; no shares and 27,667,856 shares authorized, issued and outstanding at June 30, 2005 and December 31, 2004, respectively	—	43,483,076
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 5,000,000 and 1,291,150 shares authorized at June 30, 2005 and December 31, 2004, respectively; no shares and 1,291,150 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	—	12,912
Common stock, $0.001 par value; 200,000,000 and 83,000,000 shares authorized at June 30, 2005 and December 31, 2004, respectively; 98,855,856 and 500,000 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	98,856	500
Additional paid-in capital	257,041,721	103,603,132
Deferred employee stock-based compensation	(961,205)	(1,194,721)
Accumulated other comprehensive loss	(44,885)	—
Deficit accumulated during the development stage	(106,814,632)	(94,752,701)

Total stockholders’ equity	149,319,855	7,669,122

Total liabilities and stockholders’ equity	$154,577,597	$53,768,595

See accompanying notes.

MediciNova, Inc.

(a development stage company)

Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from September 26, 2000 (inception) to June 30, 2005
	2005	2004	2005	2004
Revenues	$32,027	$58,353	$33,887	$186,960	$524,169
Operating expenses:
Cost of revenues	25,020	55,253	26,059	165,760	463,641
Research and development	6,592,869	3,860,244	10,671,016	6,108,352	33,379,109
General and administrative	1,629,317	713,551	2,964,336	1,223,364	10,187,553
Employee stock-based compensation and founders’ warrants:
Research and development	89,495	13,782	141,140	13,782	247,910
General and administrative	34,488	15,467,358	68,976	19,416,158	34,256,701

Total operating expenses	8,371,189	20,110,188	13,871,527	26,927,416	78,534,914

Operating loss	(8,339,162)	(20,051,835)	(13,837,640)	(26,740,456)	(78,010,745)
Other income, net	1,135,991	32,937	1,795,398	43,852	2,559,235

Net loss	(7,203,171)	(20,018,898)	(12,042,242)	(26,696,604)	(75,451,510)
Accretion to redemption value of redeemable convertible preferred stock	—	—	(19,689)	—	(98,445)
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	—	—	—	—	(31,264,677)

Net loss applicable to common stockholders	$(7,203,171)	$(20,018,898)	$(12,061,931)	$(26,696,604)	$(106,814,632)

Basic and diluted net loss per share (1)	$(0.07)	$(40.04)	$(0.15)	$(53.39)

Shares used to compute basic and diluted net loss per share	98,855,856	500,000	79,558,668	500,000

(1)    As a result of the conversion of our preferred stock into 66,782,856 shares of our common stock upon completion of our initial public offering in February 2005, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented above. Please refer to Note 3 for the pro forma basic and diluted net loss per share calculations for the periods presented.

See accompanying notes.

MediciNova, Inc.

(a development stage company)

Statements of Cash Flows

(Unaudited)

	Six months ended June 30,		Period from September 26, 2000 (inception) to June 30, 2005
	2005	2004
Operating activities:
Net loss	$(12,042,242)	$(26,696,604)	$(75,451,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	210,116	19,429,940	34,504,611
Depreciation and amortization	54,961	14,111	220,180
Amortization of premium/discount on marketable securities	(111,432)	—	(111,432)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,675,758)	(163,933)	(2,163,334)
Accounts payable, accrued expenses and deferred rent	3,954,750	383,630	4,919,071
Accrued compensation and related expenses	(223,985)	27,302	338,671

Net cash used in operating activities	(9,833,590)	(7,005,554)	(37,743,743)

Investing activities:
Purchases of marketable securities available-for-sale	(186,305,849)	—	(198,305,849)
Maturities of marketable securities available-for-sale	74,400,000	—	74,400,000
Acquisitions of property and equipment	(266,233)	(149,985)	(934,460)
Proceeds from sale of property and equipment	—	—	194,821

Net cash used in investing activities	(112,172,082)	(149,985)	(124,645,488)

Financing activities:
Net proceeds from the sale of common stock	111,126,752	—	110,094,668
Sales of preferred stock, net of issuance costs	—	17,156,104	80,216,971
Advances received for the sale of convertible preferred stock	—	(300,000)	—

Net cash provided by financing activities	111,126,752	16,856,104	190,311,639

Net increase in cash and cash equivalents	(10,878,920)	9,700,565	27,922,408
Cash and cash equivalents, beginning of period	38,801,328	4,240,699	—

Cash and cash equivalents, end of period	$27,922,408	$13,941,264	$27,922,408

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock upon initial public offering	$43,515,677	$—	$43,515,677

Decrease in accrued IPO issuance costs	$(1,089,420)	$—	$—

Unrealized loss on marketable securities available-for-sale	$44,885	$—	$44,885

See accompanying notes.

MediciNova, Inc.

(a development stage company)

Notes to Financial Statements

(Unaudited)

1. Interim Financial Information

The Company

We were incorporated in the state of Delaware in September 2000. We are a specialty pharmaceutical company focused on the acquisition, development and commercialization of innovative pharmaceutical products. Our in-licensed compounds and our pipeline, which include several compounds in clinical testing, are intended to target a variety of prevalent medical conditions, including premature labor, cancer and asthma.

Basis of Presentation

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, see the financial statements and disclosures thereto for the year ended December 31, 2004 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. Marketable Securities Available-for-Sale

Investment securities available-for-sale consists of certificates of deposit, high-grade auction rate securities (ARS), corporate debt securities and U.S. government debt securities. All of the corporate debt securities and U.S. government debt securities have contractual maturities of 12 months or less as of June 30, 2005. The ARS have either a stated or perpetual maturity that is structured with short-term holding periods. At the beginning of each holding period, an auction takes place which determines the coupon rate or dividend. At the end of each holding period, a new auction is held to determine the rate or dividend for the next holding period. We can sell or continue to hold securities at par at each auction. In order for us to sell ARS, the auction needs to be successful whereby demand in the marketplace exceeds the supply. The length of each holding period is determined at the original issuance of the ARS. Typically, ARS holding periods range from 7 to 49 days. As of June 30, 2005, our ARS consist of $24,000,000 of perpetual securities and $54,950,000 with stated maturity dates ranging from 2022 to 2044 and reset dates of less than 5 months.

	June 30, 2005
	Amortized Cost	Gross unrealized		Fair Value
		Gains	Losses
Certificates of deposit	$753,000	$—	$(3,094)	$749,906
Auction rate securities	78,950,000	—	—	78,950,000
Corporate debt securities	34,426,090	—	(31,600)	34,394,490
U.S. government debt securities	9,888,191	—	(10,191)	9,878,000

	$124,017,281	$—	$(44,885)	$123,972,396

As of June 30, 2005, the unrealized losses on the certificates of deposit, corporate debt securities and U.S. government securities were primarily caused by recent increases in interest rates. Based on an evaluation of the credit standing of each issuer, management believes it is probable that we will be able to collect all amounts due according to the contractual terms. We had no realized losses on sales of investment securities available-for-sale for the six months ended June 30, 2005.

3. Net Loss Per Share

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

Historical and pro forma basic and diluted net loss per share was calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Historical
Numerator:
Net loss	$(7,203,171)	$(20,018,898)	$(12,042,242)	$(26,696,604)
Accretion to redemption value of redeemable convertible preferred stock	—	—	(19,689)	—

Net loss applicable to common stockholders	$(7,203,171)	$(20,018,898)	$(12,061,931)	$(26,696,604)

Denominator:
Weighted average common shares outstanding	98,855,856	500,000	79,558,668	500,000

Basic and diluted net loss per share	$(0.07)	$(40.04)	$(0.15)	$(53.39)

Pro Forma
Pro forma net loss	$(7,203,171)	$(20,018,898)	$(12,042,242)	$(26,696,604)

Pro forma basic and diluted net loss per share	$(0.07)	$(0.59)	$(0.13)	$(0.96)

Shares used above	98,855,856	500,000	79,558,668	500,000
Pro forma adjustments to reflect assumed weighted average effect of conversion of preferred stock	—	33,569,396	12,913,812	27,446,401

Pro forma shares used to compute basic and diluted net loss per share	98,855,856	34,069,396	92,472,480	27,946,401

Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation
Preferred stock (as-converted)	—	39,115,000	—	39,115,000
Common stock warrants	13,356,572	7,823,000	13,356,572	7,823,000
Common stock options	1,482,500	1,420,000	1,482,500	1,420,000

4. Stock-Based Compensation

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders, as reported	$(7,203,171)	$(20,018,898)	$(12,061,931)	$(26,696,604)
Add: total stock-based employee compensation expense included in reported net loss	123,983	15,481,140	210,116	19,429,940
Less: stock-based employee compensation expense determined under the fair value method	(131,971)	(1,961,620)	(228,553)	(3,003,520)

SFAS No. 123 pro forma net loss applicable to common stockholders	$(7,211,159)	$(6,499,378)	$(12,080,368)	$(10,270,184)

Basic and diluted net loss per share, as reported	$(0.07)	$(40.04)	$(0.15)	$(53.39)

Basic and diluted net loss per share, pro forma under SFAS No. 123	$(0.07)	$(13.00)	$(0.15)	$(20.54)

The fair value of the options granted prior to the completion of our initial public offering was estimated at the date of grant using the minimum value pricing model and, upon completion of our initial public offering in February 2005, we began using the Black-Scholes model to estimate fair value. The estimated fair value of the options is amortized on a straight-line basis over the vesting period. The pro forma net loss for the three months and six months ended June 30, 2004 is less than the reported net loss due to variable measurement of the fair value of the founders’ warrants required by APB No. 25 as compared to grant date measurement of fair value required by SFAS No. 123.

Fair value was determined using the following weighted-average assumptions for the three months and six months ended June 30, 2004: risk-free interest rate of 3.90%; dividend yield of zero; expected volatility of zero; and a life of the stock options of five years. No options were granted during the six months ended June 30, 2005.

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

5. Comprehensive Loss

Comprehensive loss totaled $7,248,056 and $12,087,127, respectively, for the three and six months ended June 30, 2005 as a result of unrealized losses on marketable securities available-for-sale. Comprehensive loss did not differ from net loss for the three and six months ended June 30, 2004 and all prior periods.

6. Related Party Transactions

Our board of directors approved an arrangement in September 2001, and again in November 2004, to engage Dr. Yuichi Iwaki, Chairman of the Board, as a consultant in connection with financing transactions and business development activities, pursuant to which we pay Dr. Iwaki $20,000 per month plus other cash or stock compensation, if any, as the board of directors deems appropriate for his services rendered. Compensation earned by Dr. Iwaki during each of the three months and six months ended June 30, 2005 and 2004 was $60,000, $60,000, $120,000 and $120,000, respectively. On July 19, 2005, our board of directors appointed Dr. Iwaki to the office of Executive Chairman, however there was no change in his compensation.

7. Facility Lease

In March 2005, we amended our non-cancellable operating lease for our corporate headquarters to expand our leased space from 11,375 square feet to 16,609 square feet.

Future minimum payments are as follows at June 30, 2005:

Operating Lease
Six months ending December 31, 2005	$308,927
2006	636,125
2007	656,056
2008	54,810

$1,655,918

8. Redeemable Convertible Preferred Stock and Stockholders’ Equity

Initial Public Offering

On February 4, 2005, we completed an initial public offering of 30,000,000 shares of common stock for proceeds to us of $104,486,895, net of underwriting discounts and commissions and offering expenses. In addition, on March 8, 2005, we closed the sale of an additional 1,573,000 shares of our common stock pursuant to the partial exercise, by our underwriters, of an over-allotment option which resulted in aggregate proceeds to us of $5,557,773, net of underwriting discounts and commissions.

Conversion of Preferred Stock

In connection with our initial public offering, preferred stock outstanding as of February 4, 2005 was automatically converted into 66,782,856 shares of common stock.

Stock Options

Upon the completion of our initial public offering on February 4, 2005, our 2004 Stock Incentive Plan became effective with 20,300,000 shares of common stock authorized for issuance thereunder. No further grants will be made from our 2000 General Stock Incentive Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements May Prove Inaccurate

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2004 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2005. Operating results are not necessarily indicative of results that may occur in future periods.

This report includes forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results will differ from those anticipated in these forward looking statements as a result of various factors, including those set forth below under the caption “Risk Factors” and these differences may be material. Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. In this report, for example, we make forward-looking statements regarding our expectations about the rate of revenue growth and the reasons for that expected growth and our achievement of profitability. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not rely unduly on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

Our strategic core programs consist of product candidates to which we intend to retain the rights through final regulatory approval in the United States and commercialize directly. Our partnering programs consist of product candidates we intend to license to larger pharmaceutical companies and with respect to which we intend to retain co-promotion rights. To date, we have acquired license rights to six compounds. We currently have Phase I clinical trials ongoing and initiated a Second Phase I clinical trial for MN-029 (solid tumor) and we have Phase I clinical trials ongoing for MN-221 (premature labor) in our strategic core programs and intend to enter into a Phase I clinical trial for MN-246 (urinary incontinence; pollakisuria) during the first quarter of 2006. We currently have Phase II clinical trials ongoing for MN-305 (Generalized Anxiety Disorder) and MN-001 (bronchial asthma) in our partnering programs and MN-001 (interstitial cystitis) in our strategic core programs. We anticipate entering into Phase II clinical trials for MN-166 (multiple sclerosis) in our partnering programs during the third quarter of 2005.

On February 4, 2005, we completed an initial public offering of 30.0 million shares of common stock for proceeds of $104.5 million, net of underwriting discounts and offering expenses.

On March 8, 2005, we completed the sale of 1,573,000 shares of our common stock for aggregate proceeds of $5.6 million, net of underwriting discounts and commissions. The sale of these shares was the result of the underwriters’ partial exercise of the over-allotment option we granted to them in connection with our initial public offering.

We are a development stage company. We have incurred significant net losses since our inception. At June 30, 2005, our accumulated deficit was approximately $106.8 million, including $34.5 million of non-cash stock-based compensation charges related to employee stock-based compensation and founders’ warrants. We expect to incur substantial net losses for the next several years as we continue to develop our existing programs, expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

Revenues and Cost of Revenues

We have not generated any revenues from licensing, milestones or product sales to date, and we do not expect to generate any meaningful revenues within the next 12 to 18 months. Our revenues to date have been generated from development management contracts with Asahi Kasei Pharma Corporation and Argenes Inc. under which we bill consulting fees and our pass-through clinical contract costs. The primary cost associated with our revenue is the clinical contract costs we incur and pass-through to our customer. We expect to generate revenue from the Argenes development management contract for at least the next 12 to 18 months based on currently anticipated clinical trials.

Research and Development

Our research and development expenses primarily consist of costs associated with feasibility studies, licensing and pre-clinical and clinical development of our six licensed compounds, one of which we are developing for the treatment of two separate indications. These research and development expenses include external costs, such as fees paid to consultants and related contract research, and internal costs of compensation and other expenses for research and development personnel, supplies, materials, facility costs and depreciation.

To the extent that costs, including personnel costs, are not tracked to a specific product development program, they are included in the “Unallocated” category in the table below. We charge all research and development expenses to operations as incurred.

The following summarizes our research and development expenses for the periods indicated (in thousands):

		Three months ended June 30,		Six months ended June 30,
Product Candidate	Disease/Indication	2005	2004	2005	2004

Strategic Core Programs
MN-221	Premature labor	$699	$1,154	$1,158	$1,158
MN-029	Solid tumor	565	570	1,111	1,357
MN-001	Interstitial cystitis	679	112	1,293	117
MN-246	Urinary incontinence; Pollakisuria	278	—	305	—

		2,221	1,836	3,867	2,632

		Three months ended June 30,		Six months ended June 30,
Product Candidate	Disease/Indication	2005	2004	2005	2004
Partnering Programs
MN-001	Bronchial asthma	2,285	588	3,112	1,151
MN-305	Generalized Anxiety Disorder	572	1,078	1,445	1,153
MN-166	Multiple sclerosis	871	11	944	427

		3,728	1,677	5,501	2,731

SOCC	Cancer; Inflammatory diseases	14	17	29	34
Unallocated		630	330	1,274	711

		644	347	1,303	745

Total research and development		$6,593	$3,860	$10,671	$6,108

At this time, due to the risks inherent in the clinical trial process and given the early stage of development of our product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for potential commercialization. Due to these same factors, we are unable to determine the anticipated completion dates for our current product development programs. Clinical development timelines, probability of success and development costs vary widely. While currently we are focused on advancing each of our product development programs, we anticipate that we will make determinations as to which programs, if any, to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates, if any, will be subject to future partnering, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, we cannot be certain when and to what extent we will receive cash inflows from the commercialization of our product candidates.

We expect our development expenses to be substantial and to increase as we continue the advancement of our product development programs. The lengthy process of completing clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase, which would harm our results of operations.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires stock-based compensation for an award of equity instruments, including stock options and employee stock purchase rights, issued to employees to be recognized as a cost in the financial statements. The cost of these awards is measured according to the grant date fair value of the stock award and is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. In the absence of an observable market price for the stock award, the grant date fair value of the award would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of SFAS No. 123R are effective for us beginning January 1, 2006. The adoption of this standard is expected to increase operating expenses and we are currently evaluating the extent of this impact on our financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2005 and 2004

Revenues

Our revenues decreased to $32,000 for the three months ended June 30, 2005 from $58,000 for the three months ended June 30, 2004. The decrease primarily was due to the completion of the Asahi Kasei master service agreement and the fluctuation of the service activity under the Argenes master service agreement.

Research and Development

Research and development expenses increased to $6.6 million for the three months ended June 30, 2005 from $3.9 million for the three months ended June 30, 2004. This increase primarily was due to:

•	an increase of $0.4 million in our strategic core programs as a result of $1.6 million of clinical trial and related costs, partially offset by a $1.2 million decrease in other costs, primarily consisting of licensing and milestone payments;

•	an increase of $2.1 million in our partnering programs as a result of a $3.1 million increase in clinical trial and related costs, partially offset by a $1.0 million decrease in other costs, primarily consisting of licensing and milestone payments; and

•	an increase of $0.2 million in unallocated expenses as a result of increased salaries and related personnel costs due to expansion of our development staff.

We expect that fees paid to external service providers will continue to increase as we acquire new product candidates and continue development of our existing product candidates. We anticipate that our research and development expenses will continue to increase in future periods as we expend additional capital to conduct clinical trials and develop our product candidates.

General and Administrative

General and administrative expenses increased to $1.6 million for the three months ended June 30, 2005 from $0.7 million for the three months ended June 30, 2004. This increase primarily was due to $0.3 million of salaries and related costs as we expanded our general and administrative functions to support our operations, $0.2 million of legal and accounting fees, $0.1 million of insurance premiums and $0.3 million of other expenses. We anticipate increases in general and administrative expenses in future periods as we expand our administrative organization and incur additional costs for insurance and professional fees associated with operating as a public company and to support the future growth of our research and development organization.

Stock-Based Compensation

Stock-based compensation expenses decreased to $0.1 million for the three months ended June 30, 2005 from $15.5 million for the three months ended June 30, 2004. The decrease primarily was due to the issuance of warrants at exercise prices below the estimated fair value of our common stock and the amortization of deferred stock-based compensation in 2004. During the three months ended June 30, 2004, pursuant to the anti-dilution provisions of the warrants originally issued in September 2000 to our founders and as a result of the sale of our Series B preferred stock, we adjusted the warrants to provide that our two founders may purchase an aggregate of 7,323,000 shares of our common stock. As a result, we recorded $15.5 million of stock-based compensation expense to reflect the difference between the deemed fair value of the underlying common stock and the warrant exercise price at June 30, 2004 for all warrants issued to date. We had no issuances of options or warrants during the comparable period in 2005 that required us to record stock-based compensation expenses. Based on deferred employee stock-based compensation amounts recorded through June 30, 2005, the total amortization expense for the years ending December 31, 2005, 2006, 2007 and 2008 will be $162,000, $324,000, $324,000 and $151,000, respectively.

Other Income, Net

Other income, net is primarily interest income earned on our cash and investment balances and totaled $1,100,000 and $33,000 for the three months ended June 30, 2005 and 2004, respectively. The increase in income amounts from 2004 to 2005 primarily was due to the increase in our average cash and investment balances as a result of the proceeds from our initial public offering.

Comparison of the Six Months Ended June 30, 2005 and 2004

Revenues

Our revenue decreased to $34,000 for the six months ended June 30, 2005 from $187,000 for the six months ended June 30, 2004. The decrease primarily was due to lower pass-through activity under the Argenes master services agreement.

Research and Development

Research and development expenses increased to $10.7 million for the six months ended June 30, 2005 from $6.1 million for the six months ended June 30, 2004. This increase primarily was due to:

•	an increase of $1.2 million in our strategic core programs as a result of $2.3 million of clinical trial and related costs, partially offset by a $1.1 million decrease in other costs, primarily consisting of licensing and milestone payments;

•	an increase of $2.8 million in our partnering programs as a result of a $4.2 million increase in clinical trial and related costs, partially offset by a $1.4 million decrease in other costs, primarily consisting of licensing and translation fees; and

•	an increase of $0.6 million in unallocated expenses as a result of increased salaries and related personnel costs due to expansion of our development staff.

We expect that fees paid to external service providers will continue to increase as we acquire new product candidates and continue development of our existing product candidates. We anticipate that our research and development expenses will continue to increase in future periods as we expend additional capital to conduct clinical trials and develop our product candidates.

General and Administrative

General and administrative expenses increased to $3.0 million for the six months ended June 30, 2005 from $1.2 million for the six months ended June 30, 2004. This increase primarily was due to $0.6 million of salaries and related costs as we expanded our general and administrative functions to support our operations, $0.4 million of legal and accounting fees, $0.2 million of insurance premiums and $0.6 million of other expenses. We anticipate increases in general and administrative expenses in future periods as we expand our administrative organization and incur additional costs for insurance and professional fees associated with operating as a public company and to support the future growth of our research and development organization.

Stock-Based Compensation

Stock-based compensation expenses decreased to $0.2 million for the six months ended June 30, 2005 from $19.4 million for the six months ended June 30, 2004. The decrease primarily was due to the issuance of warrants at exercise prices below the estimated fair value of our common stock and the amortization of deferred stock-based compensation in 2004. During the six months ended June 30, 2004, pursuant to the anti-dilution provisions of the warrants originally issued in September 2000 to our founders and as a result of the sale of our Series B preferred stock, we adjusted the warrants to provide that our two founders may purchase an aggregate of 7,323,000 shares of our common stock. As a result, we recorded $19.4 million of stock-based compensation expense to reflect the difference between the deemed fair value of the underlying common stock and the warrant exercise price at June 30, 2004 for all warrants issued to date. We had no issuances of options or warrants during the comparable period in 2005 that required us to record stock-based compensation expenses.

Other Income, Net

Other income, net is primarily interest income earned on our cash and investment balances and totaled $1,795,000 and $44,000 for the six months ended June 30, 2005 and 2004, respectively. The increase in income amounts from 2004 to 2005 primarily was due to the increase in our average cash and investment balances as a result of the proceeds from our initial public offering.

Liquidity and Capital Resources

Since our inception, our operations have been financed through the private placement of our equity securities and through the public sale of our common stock in our initial public offering. Through June 30, 2005, we received estimated net proceeds of $190.4 million from the sale of equity securities as follows:

•	in September 2000, we issued and sold 500,000 shares of common stock to founders for aggregate proceeds of $0.1 million;

•	in October 2000 and August 2001, we issued and sold a total of 1,000,000 shares of Series A preferred stock for aggregate net proceeds of $10.0 million;

•	from March 2003 through May 2004, we issued and sold 291,150 shares of Series B preferred stock for aggregate net proceeds of $26.8 million;

•	on September 2, 2004, we issued and sold 27,667,856 shares of Series C preferred stock for aggregate net proceeds of $43.4 million;

•	on February 4, 2005, we completed an initial public offering of 30.0 million shares of common stock for proceeds of $104.5 million, net of underwriting discounts and estimated offering expenses; and

•	on March 8, 2005, we completed the sale of 1,573,000 shares of our common stock for aggregate proceeds of $5.6 million, net of underwriting discounts and commissions. The sale of these shares was the result of the underwriters’ partial exercise of the over-allotment option we granted to them in connection with our initial public offering.

As of June 30, 2005, we had $27.9 million in cash and cash equivalents as compared to $38.8 million as of December 31, 2004, a decrease of $10.9 million. Net cash used in operating activities amounted to $9.8 million for the six months ended June 30, 2005, primarily reflecting the net loss occurring for this period of $12.0 million. Net cash used in investing activities for the six months ended June 30, 2005 consisted of $111.9 million for the net purchases of investments and $0.3 million of capital equipment purchases. Net cash provided by financing activities amounted to $111.1 million for the six months ended June 30, 2005, primarily reflecting the sale of common stock upon the completion of our initial public offering and the related over-allotment option exercised by our underwriters.

We believe that our existing cash, cash equivalents and investments as of June 30, 2005 will be sufficient to meet our projected operating requirements through at least December 31, 2006.

The following summarizes our long-term contractual obligations as of June 30, 2005 (in thousands):

Contractual Obligations	Total	2005 to 2006	2007 to 2008	Thereafter
Operating leases	$1,656	$945	$711	$—

Risk Factors

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of the risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock and could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.

Risks Related to Our Business

We expect our net losses to continue for at least several years and we are unable to predict the extent of our future losses.

We are a development stage specialty pharmaceutical company with a limited operating history. We have incurred significant net losses since our inception. For the year ended December 31, 2004, we had a net loss of $48.3 million, including $34.3 million of non-cash stock-based compensation charges. For the six months ended June 30, 2005, we had a net loss of $12.0 million. We expect our annual net losses to increase over the next several years as we expand and incur significant clinical development costs. These losses have reduced our stockholders’ equity and, excluding the portion related to stock-based compensation, will continue to reduce our stockholders’ equity and working capital.

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

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our product candidates. To date, we have not generated any product revenue and have funded our operations primarily from sales of our securities. Our only source of revenues since inception has been from development management services rendered to Asahi Kasei Pharma Corporation and Argenes Inc., both Japanese pharmaceutical companies, in connection with their clinical development of pharmaceutical product candidates. Our contract with Asahi Kasei Pharma has been completed and we do not expect to generate further revenue from that agreement. We anticipate that we will continue to receive modest revenues for rendering consulting services and that, prior to our commercialization of a product candidate, our consulting revenues, together with out-licensing upfront and milestone payments, will be our primary source of revenues. To obtain revenues from sales of our product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with market potential. We may never succeed in these activities, and may not generate sufficient revenues to continue our business operations or achieve profitability.

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

We are obligated to develop and commercialize these product candidates in accordance with mutually agreed upon terms and conditions. Our ability to satisfy some or all of the terms and conditions of our licensing arrangements is dependent on numerous factors, including some factors that are outside of our control. Our licensing arrangements may be terminated if we breach our obligations under the agreements materially and fail to cure a breach within a specified period of time.

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

Six of our seven product candidates are in clinical development, the process that is required to receive regulatory approval for commercial sale. The regulatory approval process is long, complex and costly. It may take several years to complete the clinical development necessary to commercialize a drug, and delays or failure can occur at any stage which may result in our inability to market and sell products derived from our product candidates and to generate product revenues. Of the large number of drugs in development, only a small percentage result in the submission of a new drug application to the Food and Drug Administration, or FDA, and even fewer are approved for commercialization. Interim results of clinical trials do not necessarily predict final results, and success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials even after promising results in earlier trials.

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

To date, the FDA has accepted Investigational New Drug, or IND, applications for five of our seven product candidates. We have filed Clinical Trial Authorization, or CTA, applications, the equivalent of a U.S. IND, in nine European countries to conduct a Phase II study for MN-166 in patients with multiple sclerosis. Four of these applications are approved and the remaining five are under active review. We cannot conduct human clinical trials in the United States or in Eastern Europe on our remaining product candidate until an IND or CTA application is in effect and there can be no assurance that the regulatory authorities, including the FDA, will allow our applications to go into effect.

The commencement of clinical trials can be delayed for a variety of other reasons, including delays in:

•	demonstrating sufficient safety to persuade regulatory authorities to allow a clinical trial to begin;

•	reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites;

•	manufacturing sufficient quantities of a product candidate;

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site; and

•	obtaining sufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial.

Once a clinical trial has begun, it may be delayed, suspended or terminated due to a number of factors, including:

•	ongoing discussions with regulatory authorities regarding the scope or design of our clinical trials or requests by them for supplemental information with respect to our clinical trial results;

•	our failure or inability to conduct clinical trials in accordance with regulatory requirements;

•	lower than anticipated retention rates of patients in clinical trials;

•	serious adverse events or side effects experienced by participants; or

•	insufficient supply or deficient quality of product candidates or other materials necessary for the conduct of our clinical trials.

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

Since we have limited internal discovery capabilities, our business is substantially dependent on our ability to license or acquire late preclinical-stage or early clinical-stage product candidates and further develop them for commercialization. The success of this strategy depends upon our ability to identify, select and acquire the right product candidates. We have limited experience identifying, negotiating and implementing economically viable product candidate acquisitions or licenses, which is a lengthy and complex process. Also, the market for licensing and acquiring product candidates is intensely competitive and many of our competitors have greater resources than us. We may not have the requisite capital resources to consummate product candidate acquisitions or licenses that we identify to fulfill our strategy.

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

We have consumed substantial amounts of capital since our inception. From our inception to June 30, 2005, we used $38.5 million in cash to fund our operating activities and acquisitions of property and equipment. Although we believe our existing cash and investments will be sufficient to fund our anticipated cash requirements through 2006, we will require significant additional financing in the future to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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

Although we design and manage our current clinical trials, we do not have the ability to conduct clinical trials directly for our product candidates. We will rely on contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials and to perform data collection and analysis. In the course of clinical development, we have contracted and will continue to contract with a number of these research organizations, including, without limitation, MDS Pharma Services of Belfast, Northern Ireland; Pharmaceutical Research Associates, Inc. of Lenexa, Kansas; Fulcrum Pharma Developments, Inc. of Durham, North Carolina; Paragon, Inc. of Irvine, California and Quintiles, Inc. of Morrisville, North Carolina.

Our clinical trials may be delayed, suspended or terminated if:

•	the third parties upon whom we rely do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines;

•	such third parties need to be replaced; or

•	the quality or accuracy of the data obtained by the third parties is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons.

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

We are dependent on our management team, particularly Takashi Kiyoizumi, M.D., Ph.D., a founder and our chief executive officer, and Yuichi Iwaki, M.D., Ph.D., a founder and executive chairman of our board of directors, and if we are unable to attract, retain and motivate these and other key management and scientific staff our drug development programs may be delayed and we may be unable to successfully develop or commercialize our product candidates.

We are dependent upon the continued services of our executive officers and other key personnel, particularly Takashi Kiyoizumi, M.D., Ph.D., one of our founders and our chief executive officer, and Yuichi Iwaki, M.D., Ph.D, one of our founders and the executive chairman of our board of directors, who have been instrumental in our ability to in-license product candidates from Japanese pharmaceutical companies and secure financing from Japanese institutions. The relationships that all of our key managers have cultivated with pharmaceutical companies from whom we license product candidates and to whom we expect to out-license product candidates as part of our partnering program make us particularly dependent upon their continued employment with us. We are also substantially dependent on the continued services of our existing project management personnel because of the highly technical nature of our product development programs.

As we acquire or license new product candidates, our success will depend on our ability to attract, retain and motivate highly qualified management and scientific personnel to manage the development of these new product candidates. In particular, our drug development programs depend on our ability to attract and retain highly experienced development and regulatory personnel. In addition, we will need to hire additional personnel as we continue to expand our clinical development and other development activities. If we are successful in developing candidates for commercialization, we will need to hire additional personnel to direct those activities as well. We face competition for experienced scientists and other technical and professional personnel from numerous companies and academic and other research institutions. Competition for qualified personnel is particularly intense in the San Diego, California area, where our offices are located. Our short operating history and the uncertainties attendant to being a development-stage specialty pharmaceutical company with limited capital resources could impair our ability to attract and retain personnel and impede the achievement of our development and commercialization objectives.

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

To date, we have not sold, marketed or distributed any pharmaceutical products. If we are successful in developing and obtaining regulatory approvals for the product candidates in our strategic core programs or acquire other products, we will need to establish sales, marketing and distribution capabilities. Developing an effective sales and marketing force will require a significant amount of our financial resources and time. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating demand for our products. Although we intend to establish strategic collaborations to market the products in our strategic core programs outside the United States, if we are unable to establish such collaborations, we may be required to market our strategic core product candidates outside of the United States directly. In that event, we may need to build a corresponding international sales and marketing capability with technical expertise and with supporting distribution capabilities.

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

To manage our growth, we will be required to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. Meeting our public reporting obligations and other regulatory requirements in the United States and Japan now that we are a public company will place additional demands on our limited resources. We may not successfully manage the expansion of our operations and, accordingly, may not achieve our development and commercialization goals.

We expect that our results of operations will fluctuate, which may make it difficult to predict our future performance from period to period.

Our quarterly operating results have fluctuated in the past and are likely to continue to do so in the future. Some of the factors that could cause our operating results to fluctuate from period to period include:

•	the status of development of our product candidates and, particularly, the timing of any milestone payments to be paid or received by us under our licensing agreements;

•	the incurrence of clinical expenses that could fluctuate significantly from period to period;

•	the unpredictable effects of collaborations during these periods;

•	the timing of our satisfaction of applicable regulatory requirements, if at all;

•	the rate of expansion of our clinical development and other internal development efforts;

•	the effect of competing technologies and products and market developments; and

•	general and industry-specific economic conditions.

We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

Relying on third-party manufacturers may result in delays in our clinical trials and product introductions as well as increased costs.

We have no manufacturing facilities, and we do not intend to develop facilities for the manufacture of product candidates for clinical trials or commercial purposes in the foreseeable future. We are contracting with third-party manufacturers to produce, in collaboration with us, sufficient quantities of our product candidates for clinical trials. While we believe that there are competitive sources available to manufacture our product candidates, we may not be able to enter into arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty. To date, these manufacturers have met the requirements of our programs.

Our manufacturers will be obliged to operate in accordance with FDA-mandated or International Convention on Harmonization (ICH) current good manufacturing practices, or cGMPs. A failure of any of our contract manufacturers to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates or the ultimate launch of our products into the market. In addition, changing contract manufacturers is difficult. For example, doing so requires re-validation of the manufacturing processes and procedures in accordance with cGMPs, which may be costly and time-consuming. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions.

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

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, for example, after the expiration on August 8, 2005 of the lock-up agreements entered into by all of the stockholders owning our stock prior to our initial public offering, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. The holders of our common stock outstanding prior to our initial public offering, representing 67,282,856 shares of common stock, and the holders of our options and warrants, representing 14,866,572 shares of common stock, have agreed with the underwriters to restrictions on sales of their shares until August 8, 2005. After the expiration of this lock-up period and after the earlier of (i) December 31, 2005 and (ii) six months after our securities are traded on a U.S. exchange or listed on a U.S. automatic quotation system, holders of 80,139,428 shares of common stock will generally have rights to cause us to file a registration statement on their behalf pursuant to a registration rights agreement that we have entered into with these stockholders. These registration rights include demand rights, which obligate us to use our best efforts to file a registration statement with the SEC, rights to require us to register shares on a Form S-3 and “piggy back” rights on all our other registrations. We intend voluntarily to file a registration statement with respect to resale of 66,782,856 shares of our common stock held by the purchasers of our Series A, Series B and Series C preferred stock in mid-August.

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

We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our businesses. In addition, the terms of existing or any future debts may preclude us from paying these dividends. As a result, appreciation in the market value, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future. The market value for our common stock has decreased since the time of the initial public offering, may not increase, and in fact, the market value may decrease further.

Any increase in the market value of our common stock is uncertain and unpredictable. Stockholders should not invest in our stock if they are seeking dividend income.

Risks Related to Our Intellectual Property

Our ability to compete may decline if we do not adequately protect our proprietary rights.

To date, we have obtained licensed rights under ten issued U.S. patents and two U.S. patent applications. We also have obtained licensed rights to 64 issued and pending foreign patents corresponding to these U.S. patents. In addition to these licensed rights, we hold three U.S. patent applications relating to MN-001 and its metabolite, MN-002, as well as one U.S. patent application regarding MN-029.

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

Risks Related to the Market for our Common Stock

Our stock price may be volatile, and you may not be able to resell our shares at a profit or at all.

The trading price of our common stock could fluctuate due to the factors discussed in this report and elsewhere in our SEC filings. For example, since the date of our IPO, our stock has traded as high as 440 Japanese Yen (or approximately $4.19) and as low as 161 Japanese Yen (or approximately $1.44) per share. The trading market for our common stock also may be influenced by the research and reports that industry or securities analysts publish about us or our industry. If one or more of the analysts who cover us were to publish an unfavorable research report or to downgrade our stock, our stock price likely would decline. If one or more of these analysts were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We effected the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-119433) that was declared effective by the Securities and Exchange Commission on January 28, 2005. On February 8, 2005, 30,000,000 shares of common stock were offered and sold on our behalf at an initial public offering price of $3.88 (or 400 Japanese Yen) per share, for an aggregate offering price of $116.4 million, which offering was managed by Daiwa Securities SMBC. On March 8, 2005, 1,573,000 shares of common stock were sold to Daiwa Securities SMBC pursuant to the partial exercise of an over-allotment option at $3.53 (or 370 Japanese Yen) per share, for an aggregate price of $5.6 million, net of underwriters discounts and commissions of $0.5 million. We paid to the underwriters underwriting discounts and commissions totaling approximately $9.2 million in connection with the offering. In addition, we estimate that we incurred expenses of approximately $3.3 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of approximately $12.5 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $110.0 million. The offering subsequently terminated. Such termination occurred prior to the sale of all securities registered.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

As of June 30, 2005, we had used approximately $8.4 million of the net proceeds from our initial public offering to fund our operations, including development of both our strategic core and partnering programs and payment of $120,000 in consulting fees to our Chairman of the Board, Dr. Yuichi Iwaki. In addition, we had used $0.2 million for acquisitions of property and equipment. Other than the consulting fees paid to Dr. Iwaki, no proceeds were paid directly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We expect to use a majority of the remainder of the net proceeds from our initial public offering to continue the development of both our strategic core and partnering programs and to acquire and develop additional product candidates. In addition, we may use a portion of the net proceeds from our initial public offering to acquire technologies or businesses that are complementary to our own, but we currently have no commitments or agreements relating to any of these types of transactions.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
4.1(1)	Amended and Restated Registration Rights Agreement by and among MediciNova, Inc., its founders and the investors named therein, dated September 2, 2004.
4.2(1)	Amended and Restated Stock Purchase Warrant held by Takashi Kiyoizumi, dated September 2, 2004.
4.3(1)	Amended and Restated Stock Purchase Warrant held by Yuichi Iwaki, dated September 2, 2004.
31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-119433) originally filed with the Securities and Exchange Commission on October 1, 2004, as amended thereafter.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: August 15, 2005	By: /s/ Takashi Kiyoizumi

Takashi Kiyoizumi, M.D., Ph.D. President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
4.1(1)	Amended and Restated Registration Rights Agreement by and among MediciNova, Inc., its founders and the investors named therein, dated September 2, 2004.
4.2(1)	Amended and Restated Stock Purchase Warrant held by Takashi Kiyoizumi, dated September 2, 2004.
4.3(1)	Amended and Restated Stock Purchase Warrant held by Yuichi Iwaki, dated September 2, 2004.
31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-119433) originally filed with the Securities and Exchange Commission on October 1, 2004, as amended thereafter.