Form 10-Q
period 2005-09-30
MEDICINOVA INC
filed 2005-11-14
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 10, 2005, the registrant had 98,855,856 shares of Common Stock ($0.001 par value) outstanding.

MEDICINOVA, INC.

(a development stage company)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MediciNova, Inc.

(a development stage company)

Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,101,336	$38,801,328
Marketable securities available-for-sale	125,076,770	12,000,000
Prepaid expenses and other current assets	1,859,689	487,576

Total current assets	147,037,795	51,288,904
Property and equipment, net	926,019	308,187
Other assets	—	2,171,504

Total assets	$147,963,814	$53,768,595

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$867,160	$469,798
Accrued expenses	3,052,665	1,552,622
Accrued compensation and related expenses	1,047,982	562,656

Total current liabilities	4,967,807	2,585,076
Deferred rent	59,472	31,321
Commitments
Redeemable convertible preferred stock, $0.01 par value; no shares and 27,667,856 shares authorized, issued and outstanding at September 30, 2005 and December 31, 2004, respectively	—	43,483,076
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 5,000,000 and 1,291,150 shares authorized at September 30, 2005 and December 31, 2004, respectively; no shares and 1,291,150 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	—	12,912
Common stock, $0.001 par value; 200,000,000 and 83,000,000 shares authorized at September 30, 2005 and December 31, 2004, respectively; 98,855,856 and 500,000 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	98,856	500
Additional paid-in capital	257,020,903	103,603,132
Deferred employee stock-based compensation	(880,322)	(1,194,721)
Accumulated other comprehensive loss	(45,598)	—
Deficit accumulated during the development stage	(113,257,304)	(94,752,701)

Total stockholders’ equity	142,936,535	7,669,122

Total liabilities and stockholders’ equity	$147,963,814	$53,768,595

See accompanying notes.

MediciNova, Inc.

(a development stage company)

Statements of Operations

(Unaudited)

					Period from September 26, 2000 (inception) to September 30, 2005
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues	$41,007	$166,737	$74,894	$353,697	$565,176
Operating expenses:
Cost of revenues	14,318	143,187	40,377	308,947	477,959
Research and development	4,945,928	2,170,709	15,616,944	8,279,061	38,325,037
General and administrative	2,637,288	802,232	5,601,624	2,025,596	12,824,841
Employee stock-based compensation and founders’ warrants:
Research and development	86,295	43,060	227,435	56,842	334,205
General and administrative	62,223	14,737,079	131,199	34,153,237	34,318,924

Total operating expenses	7,746,052	17,896,267	21,617,579	44,823,683	86,280,966

Operating loss	(7,705,045)	(17,729,530)	(21,542,685)	(44,469,986)	(85,715,790)
Other income, net	1,262,373	89,196	3,057,771	133,048	3,821,608

Net loss	(6,442,672)	(17,640,334)	(18,484,914)	(44,336,938)	(81,894,182)
Accretion to redemption value of redeemable convertible preferred stock	—	(19,689)	(19,689)	(19,689)	(98,445)
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	—	(31,264,677)	—	(31,264,677)	(31,264,677)

Net loss applicable to common stockholders	$(6,442,672)	$(48,924,700)	$(18,504,603)	$(75,621,304)	$(113,257,304)

Basic and diluted net loss per common share (1)	$(0.07)	$(97.85)	$(0.22)	$(151.24)

Shares used to compute basic and diluted net loss per share	98,855,856	500,000	86,061,750	500,000

(1)	As a result of the conversion of our preferred stock into 66,782,856 shares of our common stock upon completion of our initial public offering in February 2005, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented above. Please refer to Note 3 for the pro forma basic and diluted net loss per share calculations for the periods presented.

See accompanying notes.

MediciNova, Inc.

(a development stage company)

Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,		Period from September 26, 2000 (inception) to September 30, 2005
	2005	2004
Operating activities:
Net loss	$(18,484,914)	$(44,336,938)	$(81,894,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	358,634	34,210,079	34,653,129
Depreciation and amortization	94,259	27,361	259,478
Amortization of premium/discount on marketable securities	(492,837)	—	(492,837)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,372,113)	(1,305,654)	(1,859,689)
Accounts payable, accrued expenses and deferred rent	3,014,976	1,145,059	3,979,297
Accrued compensation and related expenses	485,326	106,142	1,047,982

Net cash used in operating activities	(16,396,669)	(10,153,951)	(44,306,822)

Investing activities:
Purchases of marketable securities available-for-sale	(191,029,531)	—	(203,029,531)
Maturities of marketable securities available-for-sale	78,400,000	—	78,400,000
Acquisition of property and equipment	(712,091)	(264,326)	(1,380,318)
Proceeds from sales of property and equipment	—	—	194,821

Net cash used in investing activities	(113,341,622)	(264,326)	(125,815,028)

Financing activities:
Net proceeds from the sale of common stock	111,038,299	—	110,006,215
Sale of preferred stock, net of issuance costs	—	60,560,424	80,216,971
Advances received for the sale of convertible preferred stock	—	(300,000)	—

Net cash provided by financing activities	111,038,299	60,260,424	190,223,186

Net (decrease) increase in cash and cash equivalents	(18,699,992)	49,842,147	20,101,336
Cash and cash equivalents, beginning of period	38,801,328	4,240,699	—

Cash and cash equivalents, end of period	$20,101,336	$54,082,846	$20,101,336

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock upon initial public offering	$43,515,677	$—	$43,515,677

Decrease in accrued IPO issuance costs	$(1,089,420)	$—	$—

Unrealized loss on marketable securities available-for-sale	$45,598	$—	$45,598

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

Basis of Presentation

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2005 or for any other period. For further information, see the financial statements and disclosures thereto for the year ended December 31, 2004 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. Marketable Securities Available-for-Sale

Marketable securities available-for-sale consist of certificates of deposit, high-grade auction rate securities (ARS), corporate debt securities and U.S. government debt securities. All of the corporate debt securities and U.S. government debt securities have contractual maturities of 12 months or less as of September 30, 2005. The ARS have either a stated or perpetual maturity that is structured with short-term holding periods. At the beginning of each holding period, an auction takes place which determines the coupon rate or dividend. At the end of each holding period, a new auction is held to determine the rate or dividend for the next holding period. We can offer to sell or elect to continue to hold these securities at par at each auction. In order for us to sell ARS, the auction needs to be successful whereby demand in the marketplace exceeds the supply. The length of each holding period is determined at the original issuance of each ARS. Typically, ARS holding periods range from 7 to 49 days. As of September 30, 2005, our ARS consisted of $24,000,000 of perpetual securities and $55,750,000 with stated maturity dates ranging from 2022 to 2044 and reset dates of less than 5 months.

	September 30, 2005
	Amortized Cost	Gross unrealized		Fair Value
		Gains	Losses
Certificates of deposit	$753,000	$—	$(3,460)	$749,540
Auction rate securities	79,750,000	—	—	79,750,000
Corporate debt securities	34,687,217	—	(35,187)	34,652,030
U.S. government debt securities	9,932,151	—	(6,951)	9,925,200

	$125,122,368	$—	$(45,598)	$125,076,770

As of September 30, 2005, we had unrealized losses on the certificates of deposit, corporate debt securities and U.S. government debt securities which were primarily caused by recent increases in interest rates. Based on an evaluation of the credit standing of each issuer, management believes it is probable that we will be able to collect all amounts due according to the contractual terms. We had no realized losses on sales of investment securities available-for-sale for the nine months ended September 30, 2005.

MediciNova, Inc.

(a development stage company)

Notes to Financial Statements—(Continued)

(Unaudited)

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

Upon the completion of our initial public offering, all of our previously outstanding preferred shares converted into 66,782,856 shares of our common stock. As a result of the issuance of these common shares, there is a lack of comparability in both the basic and diluted net loss per share amounts for the periods presented. In order to provide a more relevant measure of our operating results, an unaudited pro forma net loss per share calculation has been included. The shares used to compute unaudited pro forma basic and diluted net loss per share include the assumed conversion of all outstanding shares of preferred stock into shares of common stock using the as-if converted method as of the beginning of each period presented or the date of issuance, if later.

Historical and pro forma basic and diluted net loss per share was calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Historical
Numerator:
Net loss	$(6,442,672)	$(17,640,334)	$(18,484,914)	$(44,336,938)
Accretion to redemption value of redeemable convertible preferred stock	—	(19,689)	(19,689)	(19,689)
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	—	(31,264,677)	—	(31,264,677)

Net loss applicable to common stockholders	$(6,442,672)	$(48,924,700)	$(18,504,603)	$(75,621,304)

Denominator:
Weighted average common shares outstanding	98,855,856	500,000	86,061,750	500,000

Basic and diluted net loss per share	$(0.07)	$(97.85)	$(0.22)	$(151.24)

Pro Forma
Pro forma net loss	$(6,442,672)	$(48,905,011)	$(18,484,914)	$(75,601,615)

Pro forma basic and diluted net loss per share	$(0.07)	$(1.02)	$(0.20)	$(2.18)

Shares used above	98,855,856	500,000	86,061,750	500,000
Pro forma adjustments to reflect assumed weighted average effect of conversion of preferred stock	—	47,535,652	8,561,905	34,191,697

Pro forma shares used to compute basic and diluted net loss per share	98,855,856	48,035,652	94,623,655	34,691,697

Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation
Preferred stock (as converted)	—	66,782,856	—	66,782,856
Common stock warrants	13,356,572	13,356,572	13,356,572	13,356,572
Common stock options	1,410,833	1,510,000	1,410,833	1,510,000

MediciNova, Inc.

(a development stage company)

Notes to Financial Statements—(Continued)

(Unaudited)

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders, as reported	$(6,442,672)	$(48,924,700)	$(18,504,603)	$(75,621,304)
Add: total stock-based employee compensation expense included in net loss	148,518	14,780,139	358,634	34,210,079
Less: stock-based employee compensation expense determined under the fair value method	(224,430)	(14,848,600)	(452,983)	(17,852,120)

SFAS No. 123 pro forma net loss applicable to common stockholders	$(6,518,584)	$(48,993,161)	$(18,598,952)	$(59,263,345)

Basic and diluted net loss per share, as reported	$(0.07)	$(97.85)	$(0.22)	$(151.24)

Basic and diluted net loss per share, pro forma under SFAS No. 123	$(0.07)	$(97.99)	$(0.22)	$(118.53)

The fair value of the options granted prior to the completion of our initial public offering was estimated at the date of grant using the minimum value pricing model and, upon completion of our initial public offering in February 2005, we began using the Black-Scholes model to estimate fair value. The estimated fair value of the options is amortized on a straight-line basis over the vesting period. The pro forma net loss for the nine months ended September 30, 2004 is less than the reported net loss due to variable measurement of the fair value of the founders’ warrants required by APB No. 25 as compared to grant date measurement of fair value required by SFAS No. 123.

Fair value was determined using the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Dividend yield	—	—	—	—
Risk-free interest rate	4.2%	3.9%	4.2%	3.9%
Volatility	75.0%	—	75.0%	—
Expected life (in years)	5	5	5	5

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R. SFAS No. 123R requires that employee stock-based compensation is measured based on its fair value on the grant date and is treated as an expense that is reflected in the financial statements over the related service period. SFAS No. 123R applies to all employee equity awards

MediciNova, Inc.

(a development stage company)

Notes to Financial Statements—(Continued)

(Unaudited)

granted after adoption and to the unvested portion of equity awards outstanding as of adoption. In April 2005, the Securities and Exchange Commission adopted an amendment to Rule 4-01(a) of Regulation S-X that delays the implementation of SFAS No. 123R until January 1, 2006 for calendar year companies. As a result, we currently anticipate adopting SFAS No. 123R using the modified-prospective method effective January 1, 2006. While we are currently evaluating the impact on our financial statements of the adoption of SFAS No. 123R, we anticipate that our adoption of SFAS No. 123R will have a significant impact on our results of operations for 2006 and future periods, although our overall total stockholders’ equity will not be affected.

5. Related Party Transactions

Our board of directors approved an arrangement in September 2001, and again in November 2004, to engage Dr. Yuichi Iwaki, Chairman of the Board, as a consultant in connection with financing transactions and business development activities. Pursuant to such arrangement we pay Dr. Iwaki $20,000 per month plus other cash or stock compensation, if any, as the board of directors deems appropriate for his services rendered. Compensation earned by Dr. Iwaki during each of the three months and nine months ended September 30, 2005 and 2004 was $60,000, $60,000, $180,000 and $180,000, respectively. On July 19, 2005, the Board appointed Dr. Iwaki as our Executive Chairman, and on September 30, 2005, the Board named him as our Acting Chief Executive Officer. There was no change in Dr. Iwaki’s compensation in connection with either such appointment.

6. Facility Lease

In March 2005, we amended our non-cancellable operating lease for our corporate headquarters to expand our leased space from 11,375 square feet to 16,609 square feet.

Future minimum payments are as follows at September 30, 2005:

Operating Lease
Three months ending December 31, 2005	$154,464
Years ending December 31:
2006	636,125
2007	656,056
2008	54,810

$1,501,455

7. Redeemable Convertible Preferred Stock and Stockholders’ Equity

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

MediciNova, Inc.

(a development stage company)

Notes to Financial Statements—(Continued)

(Unaudited)

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

This report includes forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results will differ from those anticipated in these forward looking statements as a result of various factors, including those set forth below under the caption “Risk Factors” and the differences may be material. Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. In this report, for example, we make forward-looking statements regarding our expectations about the rate of revenue growth and the reasons for that expected growth and our achievement of profitability. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not rely unduly on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Overview and Recent Developments

We are a specialty pharmaceutical company focused on acquiring, developing and commercializing innovative pharmaceutical products for a variety of diseases and conditions. While we seek to identify and acquire license rights to product candidates with extensive safety and efficacy data that are in late pre-clinical or early clinical development and that address large markets with significant opportunities for improved therapies, we are focused primarily on the development of our existing programs at the present time and do not foresee material acquisitions of product candidates in the near term.

Our development programs follow a dual pathway:

•	strategic core programs; and

•	partnering programs.

Our strategic core programs consist of product candidates for which we intend to retain the rights through final regulatory approval in the United States and commercialize directly. Our partnering programs consist of product candidates we intend to license to larger pharmaceutical companies and with respect to which we intend to retain co-promotion rights. To date, we have acquired license rights to six compounds. We currently have Phase I clinical trials ongoing and initiated a Second Phase I clinical trial for MN-029 (solid tumor) and we have Phase I clinical trials ongoing for MN-221 (premature labor) in our strategic core programs and intend to enter into a Phase I clinical trial for MN-246 (urinary incontinence; pollakisuria) during the first quarter of 2006. We currently have Phase II clinical trials ongoing for MN-305 (Generalized Anxiety Disorder), MN-001 (bronchial asthma), and MN-166 (multiple sclerosis) in our partnering programs and MN-001 (interstitial cystitis) in our strategic core programs.

On February 4, 2005, we completed an initial public offering of 30.0 million shares of common stock for proceeds of $104.5 million, net of underwriting discounts and commissions and offering expenses.

On March 8, 2005, we completed the sale of 1,573,000 shares of our common stock for aggregate proceeds of $5.6 million, net of underwriting discounts and commissions. The sale of these shares was the result of the underwriters’ partial exercise of the over-allotment option we granted to them in connection with our initial public offering.

We are a development stage company. We have incurred significant net losses since our inception. At September 30, 2005, our accumulated deficit was approximately $113.3 million, including $34.7 million of non-cash stock-based compensation charges related to employee stock-based compensation and founders’ warrants. We expect to incur substantial net losses for the next several years as we continue to develop our existing programs, over the long-term, expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

Revenues and Cost of Revenues

We have not generated any revenues from licensing, milestones or product sales to date, and we do not expect to generate any meaningful revenues within the next 12 to 18 months. Our revenues to date have been generated from development management contracts with Asahi Kasei Pharma Corporation and Argenes Inc. under which we bill consulting fees and our pass-through clinical contract costs. The primary cost associated with our revenue is the clinical contract costs we incur and pass-through to our customer. We expect to generate revenue from the Argenes development management contract for at least the next 12 to 18 months based on currently anticipated clinical trials. We have completed our contract with Asahi Kasei Pharma and we do not expect to generate further revenue from that agreement.

Research and Development

Our research and development expenses primarily consist of costs associated with the feasibility studies, licensing and pre-clinical and clinical development of our six licensed compounds, one of which we are developing for the treatment of two separate indications. Although no longer a focus for us, we historically have funded research in the area of store-operated calcium channels, or SOCCs, as a novel approach to the treatment of cancer and inflammatory diseases. These research and development expenses include external costs, such as fees paid to consultants and related contract research, and internal costs of compensation and other expenses for research and development personnel, supplies, materials, facility costs and depreciation. These research and development expenses do not include employee stock-based compensation costs for research and development personnel.

To the extent that costs, including personnel costs, are not tracked to a specific product development program, they are included in the “Unallocated” category in the table below. We charge all research and development expenses to operations as incurred.

The following summarizes our research and development expenses for the periods indicated (in thousands):

Product Candidate	Disease/ Indication	Three months ended September 30,		Nine months ended September 30,
		2005	2004	2005	2004
Strategic Core Programs
MN-221	Premature labor	$(12)	$299	$1,146	$1,457
MN-029	Solid tumor	(52)	871	1,058	2,228
MN-001	Interstitial cystitis	1,227	14	2,521	131
MN-246	Urinary incontinence; Pollakisuria	363	—	668	—

		1,526	1,184	5,393	3,816

Partnering Programs
MN-001	Bronchial asthma	478	280	3,590	1,431
MN-305	Generalized Anxiety Disorder	1,191	117	2,636	1,269
MN-166	Multiple Sclerosis	1,163	5	2,107	432

		2,832	402	8,333	3,132

SOCC	Cancer; Inflammatory diseases	105	20	134	54
Unallocated		483	565	1,757	1,277

Total research and development		$4,946	$2,171	$15,617	$8,279

At this time, due to the risks inherent in the clinical trial process and given the early stage of development of our product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for potential commercialization. Due to these same factors, we are unable to determine the anticipated completion dates for our current product development programs. Clinical development timelines, probability of success and development costs vary widely. While currently we are focused on advancing each of our product development programs, we anticipate that we will make determinations as to which programs, if any, to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates, if any, will be subject to future partnering, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, we cannot be certain as to when or to what extent we will receive cash inflows from the commercialization of our product candidates.

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

General and Administrative

Our general and administrative expenses primarily consist of salaries and benefits and consulting and professional fees related to our administrative, finance, human resources, legal, and internal systems support functions. In addition, general and administrative expenses include insurance and facilities costs.

Critical Accounting Policies and Estimates

There were no significant changes in critical accounting policies or estimates from those at December 31, 2004.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires stock-based compensation for an award of equity instruments, including stock options and employee stock purchase rights, issued to employees to be recognized as a cost in the financial statements. The cost of these awards is measured according to the grant date fair value of the stock award and is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. In the absence of an observable market price for the stock award, the grant date fair value of the award would be based upon a valuation methodology that takes into consideration various factors, including, the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of SFAS No. 123R are effective for us beginning January 1, 2006. The adoption of this standard is expected to increase our operating expenses and we are currently evaluating the extent of such impact on our financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2005 and 2004

Revenues

Our revenues decreased to $41,000 for the three months ended September 30, 2005 from $167,000 for the three months ended September 30, 2004. The decrease was due to the completion of the Asahi Kasei master service agreement and the fluctuation of the service activity under the Argenes master services agreement.

Research and Development

Research and development expenses increased to $4.9 million for the three months ended September 30, 2005 from $2.2 million for the three months ended September 30, 2004. This increase primarily was due to:

•	an increase of $0.3 million in our strategic core programs as a result of $0.8 million increase in clinical trial and related costs, partially offset by a $0.5 million decrease in other costs, primarily consisting of milestone payments; and

•	an increase of $2.4 million in our partnering programs as a result of a $1.8 million increase in clinical trial and related costs and a $0.6 million decrease in other costs, primarily consisting of milestone payments.

We expect that fees paid to external service providers will continue to increase as we continue development of our existing product candidates and acquire new product candidates. We anticipate that our research and development expenses will continue to increase in future periods as we expend additional capital to conduct clinical trials and develop our product candidates.

General and Administrative

General and administrative expenses increased to $2.6 million for the three months ended September 30, 2005 from $0.8 million for the three months ended September 30, 2004. This increase was primarily due to:

•	an increase of $0.6 million related to severance costs to former officers;

•	an increase of $0.3 million of salaries and related costs to expand our general and administrative functions to support our operations;

•	an increase of $0.3 million of various consulting fees and other consulting related expenses;

•	an increase of $0.2 million of legal and accounting fees;

•	an increase of $0.2 million of insurance premiums; and

•	an increase of $0.2 million of other expenses.

We anticipate increases in general and administrative expenses in future periods as we expand our administrative organization, incur additional costs for insurance, professional and consulting fees associated with operating as a public company, and support the future growth of our research and development organization.

Stock-Based Compensation

Stock-based compensation expenses decreased to $0.1 million for the three months ended September 30, 2005 from $14.8 million for the three months ended September 30, 2004. The decrease primarily was due to the issuance of warrants at exercise prices below the estimated fair value of our common stock and the amortization of deferred stock-based compensation in 2004. During the three months ended September 30, 2004, pursuant to the anti-dilution provisions of the warrants originally issued in September 2000 to our founders and as a result of the sale of our Series C redeemable convertible preferred stock, we adjusted the warrants to provide that our two founders may purchase an aggregate of 12,856,572 shares of our common stock. As a result, we recorded $14.7 million of stock-based compensation expense to reflect the difference between the deemed fair value of the underlying common stock and the warrant exercise price at September 2, 2004, for all warrants issued to date. We granted options to purchase 20,000 shares of our common stock to members of the Board and an option to purchase 52,500 shares of our common stock to a former officer of the Company during the comparable period in 2005, however, such issuances only require us to record $39,900 of stock-based compensation expense. Based on deferred employee stock-based compensation amounts recorded through September 30, 2005, the total amortization expense, prior to the adoption of SFAS No. 123R, for the years ending December 31, 2005, 2006, 2007 and 2008 will be $400,000, $324,000, $324,000 and $152,000, respectively. The adoption of the new standard is expected to increase our amortization expense and we are currently evaluating the extent of such impact on our financial statements.

Other Income, Net

Other income, net is primarily interest income earned on our cash and investment balances and totaled $1.3 million and $89,000 for the three months ended September 30, 2005 and 2004, respectively. The increase in income amounts from 2004 to 2005 primarily was due to the increase in our average cash and investment balances as a result of the proceeds from our initial public offering.

Comparison of the Nine Months Ended September 30, 2005 and 2004

Revenues

Our revenue decreased to $75,000 for the nine months ended September 30, 2005 from $354,000 for the nine months ended September 30, 2004. The decrease was due to the completion of the Asahi Kasei master service agreement and the fluctuation of the service activity under the Argenes master services agreement.

Research and Development

Research and development expenses increased to $15.6 million for the nine months ended September 30, 2005 from $8.3 million for the nine months ended September 30, 2004. This increase primarily was due to:

•	an increase of $1.6 million in our strategic core programs as a result of $3.1 million increase in clinical trial and related costs, partially offset by a $1.5 million decrease in other costs, primarily consisting of licensing and milestone payments;

•	an increase of $5.2 million in our partnering programs as a result of a $5.9 million increase in clinical trial and related costs, partially offset by a $0.7 million decrease in other costs, primarily consisting of licensing and translation fees; and

•	an increase of $0.5 million in unallocated expenses as a result of increased salaries and related personnel costs due to expansion of our research and development staff.

We expect that fees paid to external service providers will continue to increase as we continue development of our existing product candidates and acquire new product candidates. We anticipate that our research and development expenses will continue to increase in future periods as we expend additional capital to conduct clinical trials and develop our product candidates.

General and Administrative

General and administrative expenses increased to $5.6 million for the nine months ended September 30, 2005 from $2.0 million for the nine months ended September 30, 2004. This increase was primarily was due to:

•	an increase of $0.9 million of salaries and related costs as we expanded our general and administrative functions to support our operations;

•	an increase of $0.6 million related to severance costs to former officers of the Company;

•	an increase of $0.6 million of various consulting fees and other consulting related expenses;

•	an increase of $0.6 million of legal and accounting fees;

•	an increase of $0.4 million of insurance premiums; and

•	an increase of $0.5 million of other expenses.

We anticipate increases in general and administrative expenses in future periods as we expand our administrative organization and incur additional costs for insurance, professional and consulting fees associated with operating as a public company and to support the future growth of our research and development organization.

Stock-Based Compensation

Stock-based compensation expense decreased to $0.4 million for the nine months ended September 30, 2005 from $34.2 million for the nine months ended September 30, 2004. The decrease primarily was due to the issuance of warrants at exercise prices below the estimated fair value of our common stock and the amortization of deferred stock-based compensation in 2004. During the nine months ended September 30, 2004, pursuant to the anti-dilution provisions of the warrants originally issued in September 2000 to our founders and as a result of the sale of our Series B preferred stock and Series C redeemable convertible preferred stock, we adjusted the warrants to provide that our two founders may purchase an aggregate of 12,856,572 shares of our common stock. As a result, we recorded $34.1 million of stock-based compensation expense to reflect the difference between the deemed fair value of the underlying common stock and the warrant exercise price at September 2, 2004, for all warrants issued to date. We granted options to purchase 20,000 shares of our common stock to members of the Board and an option to purchase 52,500 shares of our common stock to a former officer of the Company during the comparable period in 2005, however, such issuances only require us to record $39,900 of stock-based compensation expense.

Other Income, Net

Other income, net is primarily interest income earned on our cash and investment balances and totaled $3.1 million and $133,000 for the nine months ended September 30, 2005 and 2004, respectively. The increase in income amounts from 2004 to 2005 primarily was due to the increase in our average cash and investment balances as a result of the proceeds from our initial public offering.

Liquidity and Capital Resources

Since our inception, our operations have been financed through the private placement of our equity securities and through the public sale of our common stock in our initial public offering. Through September 30, 2005, we received estimated net proceeds of $190.3 million from the sale of equity securities as follows:

•	in September 2000, we issued and sold 500,000 shares of common stock to founders for aggregate proceeds of $0.1 million;

•	in October 2000 and August 2001, we issued and sold a total of 1,000,000 shares of Series A preferred stock for aggregate net proceeds of $10 million;

•	from March 2003 through May 2004, we issued and sold 291,150 shares of Series B preferred stock for aggregate net proceeds of $26.8 million;

•	on September 2, 2004, we issued and sold 27,667,856 shares of Series C preferred stock for aggregate net proceeds of $43.4 million;

•	on February 4, 2005, we completed an initial public offering of 30.0 million shares of common stock for proceeds of $104.5 million, net of underwriting discounts and commissions and offering expenses; and

•	on March 8, 2005, we completed the sale of 1,573,000 shares of our common stock for aggregate proceeds of $5.6 million, net of underwriting discounts and commissions. The sale of these shares was the result of the underwriters underwriters’ partial exercise of the over-allotment option we granted to them in connection with our initial public offering.

As of September 30, 2005, we had $20.1 million in cash and cash equivalents as compared to $38.8 million as of December 31, 2004, a decrease of $18.7 million. Net cash used in operating activities amounted to $16.4 million for the nine months ended September 30, 2005, primarily due to the net loss occurring for this period of $18.5 million. Net cash used in investing activities for the nine months ended September 30, 2005 consisted of $112.6 million for the net purchases of investments and $0.7 million of capital equipment purchases. Net cash provided by financing activities amounted to $111.0 million for the nine months ended September 30, 2005, primarily reflecting the sale of common stock upon the completion of our initial public offering and the related over-allotment option exercised by our underwriters.

We believe that our existing cash, cash equivalents and investments as of September 30, 2005 will be sufficient to meet our projected operating requirements through at least December 31, 2006.

The following summarizes our long-term contractual obligations as of September 30, 2005 (in thousands):

Contractual Obligations	Total	2005 to 2006	2007 to 2008	Thereafter
Operating leases	$1,501	$790	$711	$—

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

We are a development stage specialty pharmaceutical company with a limited operating history. We have incurred significant net losses since our inception. For the year ended December 31, 2004, we had a net loss of $48.3 million, including $34.3 million of non-cash stock-based compensation charges. For the nine months ended September 30, 2005, we had a net loss of $18.5 million. We expect our annual net losses to increase over the next several years as we expand and incur significant clinical development costs. These losses have reduced our stockholders’ equity and, excluding the portion related to stock-based compensation, will continue to reduce our stockholders’ equity and working capital.

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

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our product candidates. To date, we have not generated any product revenue and have funded our operations primarily from sales of our securities. Our only source of revenues since inception has been from development management services rendered to Asahi Kasei Pharma Corporation and Argenes Inc., both Japanese pharmaceutical companies, in connection with their clinical development of pharmaceutical product candidates. Our contract with Asahi Kasei Pharma has been completed and we do not expect to generate further revenue from that agreement. We anticipate that we will continue to receive modest revenues for rendering consulting services and that, prior to our commercialization of a product candidate, our consulting revenues, together with out-licensing upfront and milestone payments, will be our primary source of revenues. To obtain revenues from sales of our product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing drugs with market potential. We may never succeed in these activities, and may not generate sufficient revenues to continue our business operations or achieve profitability.

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

To date, the FDA has accepted Investigational New Drug, or IND, applications for five of our seven product candidates. We have filed Clinical Trial Authorization, or CTA, applications, the equivalent of a U.S. IND, in eight European countries to conduct a Phase II study for MN-166 in patients with multiple sclerosis. Six of the CTA applications have been approved and the remaining two are under active review. We cannot conduct human clinical trials in the United States or in Eastern Europe on our remaining product candidate until an IND or CTA application is approved and in effect and there can be no assurance that the regulatory authorities, including the FDA, will approve our applications.

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

Since we have limited internal discovery capabilities, our business over the long term is substantially dependent on our ability to license or acquire clinical-stage product candidates and further develop them for commercialization. The success of this strategy depends upon our ability to identify, select and acquire the right product candidates. We have limited experience identifying, negotiating and implementing economically viable product candidate acquisitions or licenses, which is a lengthy and complex process. Also, the market for licensing and acquiring product candidates is intensely competitive and many of our competitors have greater resources than us. We may not have the requisite capital resources to consummate product candidate acquisitions or licenses that we identify to fulfill our strategy.

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

For these and other reasons, we have determined to place less emphasis on efforts to identify and acquire additional product candidates in the near term. If we are not successful in identifying and licensing or acquiring other product candidates over the long term, we will not be able to grow our revenues with sales from new products beyond those revenues, if any, from our existing product candidates.

If we fail to obtain the capital necessary to fund our operations, we will be unable to develop and commercialize our product candidates.

We have consumed substantial amounts of capital since our inception. From our inception to September 30, 2005, we used $45.5 million in cash to fund our operating activities and acquisitions of property and equipment. Although we believe our existing cash and investments will be sufficient to fund our anticipated cash requirements through 2006, we will require significant additional financing in the future to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of many factors including:

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our securities, debt financings or by licensing all or a portion of our product candidates, to the extent we are able to do so. We cannot be certain that additional sources of capital will be available to us on acceptable terms, or at all. If sources of capital are not available, we may not be in a position to pursue other business opportunities that require financial commitments and we may be required to:

•	terminate or delay clinical trials for one or more of our product candidates;

•	delay establishing sales and marketing capabilities;

•	curtail our efforts to acquire new product candidates; or

•	relinquish rights to our technologies or product candidates.

The terms under which we raise additional capital may harm our business and may significantly dilute stockholders’ ownership interests.

If we raise additional funds through collaborations or licensing arrangements with third parties, we may need to relinquish some rights to our product candidates, including commercialization rights, that may harm our ability to grow our business. If we raise additional funds by issuing equity securities, stockholders may experience substantial dilution. Debt financing, if available, may involve restrictive covenants that may impede our ability to operate our business. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

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

Failure to perform by the third parties upon whom we rely may increase our development costs, delay our ability to obtain regulatory approval and prevent the commercialization of our product candidates. While we believe that there are numerous alternative sources to provide these services, if we were to seek such alternative sources, we might not be able to enter into replacement arrangements without delays or additional expenditures.

Our product candidates, if approved for sale, may not gain acceptance among physicians, patients and the medical community, thereby limiting our potential to generate revenues.

Even if our product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors, and our profitability and growth will depend on a number of factors, including:

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

We are dependent on our management team, particularly Yuichi Iwaki, M.D., Ph.D., a founder and Executive Chairman of our Board of Directors and Acting Chief Executive Officer, and if we are unable to attract, retain and motivate Dr. Iwaki and other key management and scientific staff, our drug development programs may be delayed and we may be unable to successfully develop or commercialize our product candidates.

We are dependent upon the continued services of our executive officers and other key personnel, particularly Yuichi Iwaki, M.D., Ph.D, one of our founders and the Executive Chairman of our Board of Directors and our Acting Chief Executive Officer and Chief Financial Officer, who has been instrumental in our ability to in-license product candidates from Japanese pharmaceutical companies and secure financing from Japanese institutions. The relationships that all of our key managers have cultivated with pharmaceutical companies from whom we license product candidates and to whom we expect to out-license product candidates as part of our partnering program make us particularly dependent upon their continued employment with us. We are also substantially dependent on the continued services of our existing project management personnel because of the highly technical nature of our product development programs.

If and when we acquire or license new product candidates, our success will depend on our ability to attract, retain and motivate highly qualified management and scientific personnel to manage the development of these new product candidates. In particular, our drug development programs depend on our ability to attract and retain highly experienced development and regulatory personnel. In addition, we will need to hire additional personnel as we continue to expand our clinical development and other development activities. We face competition for experienced scientists and other technical and professional personnel from numerous companies and academic and other research institutions. Competition for qualified personnel is particularly intense in the San Diego, California area, where our offices are located. Our short operating history and the uncertainties attendant to being a development-stage specialty pharmaceutical company with limited capital resources could impair our ability to attract and retain personnel and impede the achievement of our development and commercialization objectives.

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

To manage our growth, we will be required to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. Meeting our public reporting obligations and other regulatory requirements in the United States and Japan places additional demands on our limited resources. We may not successfully manage the expansion of our operations and, accordingly, may not achieve our development and commercialization goals.

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

We have no manufacturing facilities, and we do not intend to develop facilities for the manufacture of product candidates for clinical trials or commercial purposes in the foreseeable future. We are contracting with third-party manufacturers to produce, in collaboration with us, sufficient quantities of our product candidates for clinical trials. While we believe that there are competitive sources available to manufacture our product candidates, we may not be able to enter into arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty. To date, these manufacturers have met the requirements of our programs; however, we have only required the manufacture of our product candidates in very limited volume because we do not have any commercialized product.

Our manufacturers will be obliged to operate in accordance with FDA-mandated or International Convention on Harmonization (ICH) current good manufacturing practices, or cGMPs. A failure of any of our contract manufacturers to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in clinical trials, or in obtaining regulatory approval of product candidates or the ultimate launch of our products into the market. In addition, changing contract manufacturers is difficult. For example, doing so requires re-validation of the manufacturing processes and procedures in accordance with cGMPs, which may be costly and time-consuming. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions.

We may not be able to manufacture our product candidates in commercial quantities, which would prevent us from commercializing our product candidates.

To date, our product candidates have been manufactured in small quantities for pre-clinical and clinical trials. If any of these product candidates are approved by the FDA or other regulatory agencies for commercial sale, we will need to manufacture them in larger quantities. We may not be able to successfully increase the manufacturing capacity, whether in collaboration with third-party manufacturers or on our own, for any of our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable successfully to increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply. Our product candidates will require precise, high quality manufacturing. Our failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could harm our business, financial condition and results of operations.

Materials necessary to manufacture our products may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our products.

We rely on the manufacturers for our products to purchase from third-party suppliers the materials necessary to produce the compounds for our clinical trials and for commercial distribution, if we obtain marketing approval for any of our products. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the production of these materials. If our manufacturers are unable to obtain these materials for our clinical trials, product testing and potential regulatory approval of our products would be delayed, significantly impacting our ability to develop the product candidate. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for our products, the commercial launch of our products would be delayed or there would be a shortage in supply of our products, which would harm our ability to generate revenues from the sale of our products.

If the holders of the shares offered by the prospectus dated September 19, 2005 as supplemented from time to time, were to determine to sell all or a significant portion of their shares at one time, there would be significant downward pressure on our stock price and it may be difficult to sell your shares.

On September 19, 2005, we filed a Registration Statement on Form S-1 to register 67,335,356 shares of common stock for resale from time to time, which registration statement was subsequently declared effective by the U.S. Securities and Exchange Commission. The registered shares were beneficially owned by 47 holders. The trading volume for our stock is extremely low, with an average trading volume of approximately 69,000 shares per day during the last four weeks. If the holders of the shares offered by the prospectus were to attempt immediately to sell their shares, there would be significant downward pressure on our stock price and it may be difficult, or even impossible, to find a buyer for shares of our common stock. In addition, 12,856,572 shares of our common stock may be issued upon exercise of warrants held by two of our founders at an exercise price of $0.10 per share and 500,000 shares of our common stock may be issued upon exercise of a warrant held by another party at an exercise price of $1.00 per share. The warrants held by our founders expire in 2007 and the warrant held by the other party expires in 2009. Dr. Takashi Kiyoizumi, one of the two founders and our former Chief Executive Officer, has requested that we register for resale the 6,428,286 shares of our common stock underlying his warrants. If the foregoing warrants are exercised, our stockholders will experience immediate and substantial dilution. In addition, upon sale of these shares, which may be sold pursuant to the volume limitations of Rule 144, the market value of our common stock may decline if there is insufficient demand in the public markets to purchase the shares.

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

Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In any event, these provisions may delay or prevent a third party from acquiring us. Any such delay or prevention could cause the market price of our common stock to decline.

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

To date, we have obtained licensed rights to ten issued U.S. patents and two U.S. patent applications. We also have obtained licensed rights to 64 issued and pending foreign patents corresponding to these U.S. patents. The patents to which we have licensed rights are set to expire between 2009 and 2020. In addition to these licensed rights, we hold three U.S. patent applications relating to MN-001 and its metabolite, MN-002, as well as one U.S. patent application relating to MN-029.

The patent protection of our product candidates and technology involves complex legal and factual questions. In general, our license agreements give us a right, but not an obligation, to enforce our patent rights. We cannot be certain that any of the patents or patent applications owned by us or our licensors related to our product candidates and technology will provide adequate protection from competing products. Our success will depend, in part, on whether we or our licensors can:

•	obtain and maintain patents to protect our product candidates;

•	obtain and maintain any required or desirable licenses to use certain technologies of third parties, which may be protected by patents;

•	protect our trade secrets and know-how;

•	operate without infringing the intellectual property and proprietary rights of others;

•	enforce the issued patents under which we hold rights; and

•	develop additional proprietary technologies that are patentable.

The degree of future protection for our proprietary rights is uncertain. For example:

•	we might not have been the first to make the inventions covered by each of our pending patent applications;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications will result in issued patents;

•	any patents under which we hold rights may not provide us with a basis for commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties as invalid, or unenforceable under U.S. or foreign laws;

•	any of the issued patents under which we hold rights may not be valid or enforceable or may be circumvented successfully; or

•	we may not develop additional proprietary technologies that are patentable.

Proprietary trade secrets and unpatented know-how may also prove to be very important to our future research and development activities. However, we cannot be certain that others will not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with all of our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors, to protect our trade secrets and unpatented know-how. We also typically obtain agreements from these parties which provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how.

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

We, our collaborators, and our product candidates are subject to stringent regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. None of our product candidates can be marketed in the United States until approved by the FDA. None of our product candidates has been approved, and we may never receive FDA approval for any of our product candidates. Obtaining FDA approval typically takes many years and requires substantial resources. Even if regulatory approval is obtained, the FDA may impose significant restrictions on the indicated uses, conditions for use and labeling of such products. Additionally, the FDA may require post-approval studies, including additional research and development and clinical trials. These regulatory requirements may limit the size of the market for the product or result in the incurrence of additional costs. Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular product candidate.

In addition, both before and after regulatory approval, we, our partners, and our product candidates are subject to numerous FDA requirements covering, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, distribution and export. The FDA’s requirements may change and additional government regulations may be promulgated that could affect us, our partners, and our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad.

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

The trading price of our common stock could fluctuate due to the factors discussed in this prospectus. For example, since the date of our initial public offering through November 11, 2005, our stock has traded as high as 440 Japanese Yen (or approximately $4.19) and as low as 157 Japanese Yen (or approximately $1.33) per share. The trading market for our common stock also may be influenced by the research and reports that industry or securities analysts publish about us or our industry. If one or more of the analysts who cover us or our industry were to publish an unfavorable research report or to downgrade our stock, our stock price likely would decline. If one or more of these analysts were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk due to changes in interest rates is primarily due to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest rates is limited to our investments in interest-rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. Changes in interest rates over time will increase or decrease our interest income.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of September 30, 2005, we had used approximately $14.2 million of the net proceeds from our initial public offering to fund our operations, including development of both our strategic core and partnering programs and payment of $180,000 in consulting fees to our Executive Chairman of the Board and Acting Chief Executive Officer and Chief Financial Officer, Dr. Yuichi Iwaki. In addition, as of September 30, 2005, we had used $0.7 million for acquisitions of property and equipment. Other than the consulting fees paid to Dr. Iwaki, no proceeds were paid directly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We expect to use a majority of the remainder of the net proceeds from our initial public offering to continue the development of both our strategic core and partnering programs and to acquire and develop additional product candidates. In addition, we may use a portion of the net proceeds from our initial public offering to acquire technologies or businesses that are complementary to our own, but we currently have no commitments or agreements relating to any such transaction.

We cannot specify with certainty all of the particular uses for the net proceeds received from our initial public offering. The amount and timing of our expenditures will depend on several factors, including, the progress of our development efforts and the amount of cash used in our operations. Accordingly, our management will have broad discretion in the continued application of the net proceeds from our initial public offering. Pending the uses described above, we plan to invest the net proceeds from our initial public offering in short-term, investment-grade, interest-bearing instruments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Severance Agreement and Release dated September 30, 2005 between MediciNova, Inc. and Brian Anderson.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: November 14, 2005	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D. Acting Chief Executive Officer and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Severance Agreement and Release dated September 30, 2005 between MediciNova, Inc. and Brian Anderson.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).