Form 10-Q
period 2006-03-31
MEDICINOVA INC
filed 2006-05-10
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2006, the registrant had 99,907,856 shares of Common Stock ($0.001 par value) outstanding.

MEDICINOVA, INC.

(a development stage company)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDICINOVA, INC.

(a development stage company)

BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,860,034	$37,677,985
Marketable securities available-for-sale	111,522,445	101,022,899
Prepaid expenses and other current assets	2,023,034	2,558,529

Total current assets	133,405,513	141,259,413
Property and equipment, net	1,092,510	1,134,297

Total assets	$134,498,023	$142,393,710

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,751,628	$1,379,982
Accrued expenses	5,299,630	4,341,427
Accrued compensation and related expenses	221,896	905,016

Total current liabilities	7,273,154	6,626,425
Deferred rent	56,219	59,506
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2006 and December 31, 2005; 100,705,856 and 98,855,856 shares issued at March 31, 2006 and December 31, 2005, respectively	100,706	98,856
Additional paid-in capital	256,871,747	256,943,520
Deferred employee stock-based compensation	—	(799,439)
Accumulated other comprehensive loss	(14,484)	(15,188)
Treasury stock, at cost; 798,000 and 50,000 shares at March 31, 2006 and December 31, 2005, respectively	(875,311)	(55,445)
Deficit accumulated during the development stage	(128,914,008)	(120,464,525)

Total stockholders’ equity	127,168,650	135,707,779

Total liabilities and stockholders’ equity	$134,498,023	$142,393,710

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Period from September 26, 2000 (inception) to March 31, 2006
	2006	2005
Revenues	$192,204	$1,860	$1,486,554
Operating expenses:
Cost of revenues	91,881	1,039	1,203,695
Research and development	7,752,250	4,129,792	53,305,354
General and administrative	2,204,709	1,369,507	51,094,895

Total operating expenses	10,048,840	5,500,338	105,603,944

Operating loss	(9,856,636)	(5,498,478)	(104,117,390)
Interest income	1,407,153	659,407	6,566,504

Net loss	(8,449,483)	(4,839,071)	(97,550,886)
Accretion to redemption value of redeemable convertible preferred stock	—	(19,689)	(98,445)
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	—	—	(31,264,677)

Net loss applicable to common stockholders	$(8,449,483)	$(4,858,760)	$(128,914,008)

Basic and diluted net loss per common share (1)	$(0.09)	$(0.08)

Shares used to compute basic and diluted net loss per share	99,277,800	60,047,068

(1)	As a result of the conversion of our preferred stock into 66,782,856 shares of our common stock upon completion of our IPO in February 2005, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented above. Please refer to Note 3 for the pro forma basic and diluted net loss per share calculations for the periods presented.

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,		Period from September 26, 2000 (inception) to March 31, 2006
	2006	2005
Operating activities:
Net loss	$(8,449,483)	$(4,839,071)	$(97,550,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	604,516	86,133	35,338,168
Depreciation and amortization	76,228	23,167	393,901
Amortization of premium/discount on marketable securities	(286,211)	—	(1,154,583)
Impairment of property and equipment	35,259	—	35,259
Changes in operating assets and liabilities:
Prepaid expenses and other assets	535,495	(1,365,802)	(2,023,034)
Accounts payable, accrued expenses and deferred rent	1,326,562	1,236,002	7,107,477
Accrued compensation and related expenses	(683,120)	(323,347)	221,896

Net cash used in operating activities	(6,840,754)	(5,182,918)	(57,631,802)

Investing activities:
Purchases of marketable securities available-for-sale	(35,962,631)	(77,400,000)	(261,282,346)
Maturities of marketable securities available-for-sale	25,750,000	13,500,000	150,900,000
Acquisition of property and equipment, net	(69,700)	(194,640)	(1,716,491)
Proceeds from sales of property and equipment	—	—	194,821

Net cash used in investing activities	(10,282,331)	(64,094,640)	(111,904,016)

Financing activities:
Net proceeds from the sale of common stock	125,000	111,968,730	110,054,192
Sale of preferred stock, net of issuance costs	—	—	80,216,971
Purchase of treasury stock	(819,866)	—	(875,311)

Net cash provided by (used in) financing activities	(694,866)	111,968,730	189,395,852

Net increase (decrease) in cash and cash equivalents	(17,817,951)	42,691,172	19,860,034
Cash and cash equivalents, beginning of period	37,677,985	38,801,328	—

Cash and cash equivalents, end of period	$19,860,034	$81,492,500	$19,860,034

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

Notes to Financial Statements

(Unaudited)

1. Interim Financial Information

The Company

We were incorporated in the state of Delaware in September 2000. We are a specialty pharmaceutical company focused on the acquisition, development and commercialization of innovative pharmaceutical products. Our development pipeline, which includes six compounds in clinical testing, target a variety of prevalent medical conditions, including asthma, cancer, interstitial cystitis, generalized anxiety disorder, urinary incontinence and multiple sclerosis. We are focused primarily on the development of our existing programs at the present time and do not foresee material acquisitions of product candidates in the near term.

Basis of Presentation

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2006 or for any other period. For further information, see the financial statements and disclosures thereto for the year ended December 31, 2005 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. Marketable Securities Available-for-Sale

Marketable securities available-for-sale consist of certificates of deposit, high-grade auction rate securities (“ARS”), corporate debt securities and U.S. government debt securities. All of the corporate debt securities and U.S. government debt securities have contractual maturities of 12 months or less as of March 31, 2006. The ARS have either a stated or perpetual maturity that is structured with short-term holding periods. At the end of each holding period, a new auction is held to determine the rate or dividend for the next holding period. We can sell or continue to hold securities at par at each auction. In order for us to sell ARS, the auction needs to be successful whereby demand in the marketplace exceeds the supply. The length of each holding period is determined at the original issuance of the ARS. Typically, ARS holding periods range from 7 to 63 days. As of March 31, 2006, our ARS consisted of $32,300,000 of perpetual securities and $52,300,000 with stated maturity dates ranging from 2022 to 2044 and reset dates of up to 63 days.

	March 31, 2006				December 31, 2005
	Amortized Cost	Gross Unrealized			Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses	Fair Value		Gains	Losses
Certificates of deposit	$253,000	$—	$(795)	$252,205	$503,000	$—	$(2,381)	$500,619
Auction rate securities	84,600,000	—	—	84,600,000	69,750,000	—	—	69,750,000
Corporate debt securities	9,876,202	193	(5,055)	9,871,340	19,897,789	390	(7,999)	19,890,180
U.S. government debt securities	16,807,727	260	(9,087)	16,798,900	10,887,298	538	(5,736)	10,882,100

	$111,536,929	$453	$(14,937)	$111,522,445	$101,038,087	$928	$(16,116)	$101,022,899

As of March 31, 2006, the unrealized losses on the certificates of deposit, corporate debt securities and U.S. government securities were primarily caused by recent increases in interest rates. Based on an evaluation of the credit standing of each issuer, management believes it is probable that we will be able to collect all amounts due

MEDICINOVA, INC.

(a development stage company)

Notes to Financial Statements—(Continued)

(Unaudited)

according to the contractual terms. We had no realized losses on sales of investment securities available-for-sale for the period ended March 31, 2006.

3. Net Loss Per Share

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

	Three months ended March 31,
	2006	2005
Historical
Numerator:
Net loss	$(8,449,483)	$(4,839,071)
Accretion to redemption value of redeemable convertible preferred stock	—	(19,689)

Net loss applicable to common stockholders	$(8,449,483)	$(4,858,760)

Denominator:
Weighted average common shares outstanding	99,277,800	60,047,068

Basic and diluted net loss per share	$(0.09)	$(0.08)

Pro Forma
Pro forma net loss		$(4,839,071)

Pro forma basic and diluted net loss per share		$(0.06)

Shares used above		60,047,068
Pro forma adjustments to reflect assumed weighted average effect of conversion of preferred stock		25,971,111

Pro forma shares used to compute basic and diluted net loss per share		86,018,179

Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation
Common stock warrants	11,446,724	13,356,572
Common stock options	7,404,708	1,550,000

MEDICINOVA, INC.

(a development stage company)

Notes to Financial Statements—(Continued)

(Unaudited)

4. Comprehensive Income

We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Comprehensive loss did not differ significantly from net loss for all periods presented.

5. Share-Based Payments

We grant stock options to our employees and directors under the 2004 Stock Incentive Plan, the successor to the 2000 General Stock Incentive Plan. Effective January 1, 2006, the benefits provided under these Plans is share-based compensation subject to the provisions of SFAS No. 123R. Prior to January 1, 2006, we accounted for share-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25; therefore, we measured compensation expense for its stock options using the intrinsic value method, that is, as the excess, if any, of the fair market value of our stock at the grant date over the amount required to be paid to acquire the stock, and provided the pro forma disclosures required by SFAS No. 123.

As a result of the adoption of SFAS No. 123R, our net loss for the three-months ended March 31, 2006 is approximately $0.5 million higher than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted net loss per share for the three-months ended March 31, 2006 would have been $0.09 per share if we had not adopted SFAS No. 123R. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to our net loss position, no tax benefits have been recognized in the cash flow statement.

The exercise price of all options granted during the three-month period ended March 31, 2006 was equal to the market value on the date of grant and no options were granted during the three months ended March 31, 2005; accordingly, no share-based compensation expense for such options is reflected in operating results for the three months ended March 31, 2005. The estimated fair value of each option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants:

Three months ended March 31, 2006
Risk-free interest rate	4.35%
Expected volatility of common stock	69.00%
Dividend yield	0.00%
Expected option term (in years)	6.00

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our employee stock options. We used a weighted average of the historical stock price volatility of our stock and the historical stock price volatility of certain peers to calculate the expected volatility assumption required for the Black-Scholes model consistent with SFAS 123R. Prior to fiscal 2006, we had used its historical stock price volatility in accordance with SFAS No. 123 for purposes of its pro forma information. The selection of the historical volatility approach using a weighted average of our stock price and our peers’ stock prices was based

MEDICINOVA, INC.

(a development stage company)

Notes to Financial Statements—(Continued)

(Unaudited)

upon our assessment that this approach is more representative of future stock price trends than our historical volatility alone. We have not paid any dividends on common stock since our inception and do not anticipate paying dividends on our common stock in the foreseeable future. The expected life of employee stock options represents the average of the life of the options and the average vesting period, and is a derived output of the simplified method, as allowed under Staff Accounting Bulletin No. 107, Share-Based Payment.

As share-based compensation expense recognized in the accompanying statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 0% in the first quarter of fiscal 2006 based on historical experience. The effect of pre-vesting forfeitures on our recorded expense has historically been negligible due to the predominant monthly vesting of option grants. We will continue to monitor actual forfeitures and adjust our estimated forfeiture rate if necessary. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. Our determination of fair value is affected by our stock price as well as a number of assumptions that require judgment. The weighted-average fair value of each option granted during the three months ended March 31, 2006, estimated as of the grant date using the Black-Scholes option valuation model, was $0.77 per option.

For the three months ended March 31, 2006, share-based compensation expense related to stock options was $0.6 million and was recorded as a component of general and administrative expense ($0.5 million) and research and development expense ($0.1 million). There were no stock option exercises during the three months ended March 31, 2006 and 2005. As such, no cash was received from stock option exercises for the three months ended March 31, 2006 and 2005.

For stock options granted prior to the adoption of SFAS No. 123R, the following table illustrates the pro forma effect on net loss and loss per common share as if we had applied the fair value recognition provisions of SFAS No. 123 in determining stock-based compensation for awards under the plan:

Three months ended March 31, 2005
Net loss applicable to common stockholders, as reported	$(4,858,760)
Add: total stock-based employee compensation expense included in net loss	86,133
Less: stock-based employee compensation expense determined under the fair value method	(96,581)

SFAS No. 123 pro forma net loss applicable to common stockholders	$(4,869,208)

Basic and diluted net loss per share, as reported	$(0.08)

Basic and diluted net loss per share, pro forma under SFAS No. 123	$(0.08)

As of March 31, 2006, there was $3.9 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.3 years. Of such amount, $799,439 represents unamortized compensation cost related to unvested stock option awards measured using the intrinsic value method. Prior to the adoption of SFAS No. 123R, we presented such

MEDICINOVA, INC.

(a development stage company)

Notes to Financial Statements—(Continued)

(Unaudited)

unamortized compensation cost as deferred compensation and it was classified as a separate component of stockholders’ equity. In accordance with the provisions of SFAS No. 123R, on January 1, 2006, we reclassified deferred compensation against additional paid-in capital.

6. Related Party Transactions

Our board of directors approved an arrangement in September 2001 to engage Dr. Yuichi Iwaki, Executive Chairman of the Board, as a consultant in connection with financing transactions and business development activities. In November 2003, we amended the arrangement and in November 2004, we further amended the arrangement pursuant to a consulting agreement dated as of November 22, 2004. Pursuant to such arrangement we pay Dr. Iwaki $20,000 per month plus other cash or stock compensation, if any, as the board of directors deems appropriate for his services rendered. Compensation earned by Dr. Iwaki during the three months ended March 31, 2006 and 2005 was $87,500 and $60,000, respectively. On July 19, 2005, the Board appointed Dr. Iwaki as our Executive Chairman and on September 30, 2005, the Board named him as our Acting Chief Executive Officer and Chief Financial Officer. On March 15, 2006, Dr. Iwaki was appointed to the office of President and Chief Executive Officer.

7. Facility Lease

In 2004, we leased our corporate headquarters under a non-cancelable operating lease that expires in February 2008. In March 2005, we amended our non-cancelable operating lease for our corporate headquarters to expand our leased space from 11,375 square feet to 16,609 square feet. We have the option to renew the lease for three years. In June 2005, we leased office space in Japan under a non-cancelable operating lease that expires in May 2007. Rent expense for the three months ended March 31, 2006 and 2005 was $179,968 and $115,506, respectively.

In January 2006, we sub-leased 3,506 square feet of our corporate headquarters under a non-cancelable operating lease that expires in January 2008. Expected sub-lease income for the years ending December 31, 2006, 2007 and 2008 will be $101,762, $113,594 and $9,466, respectively. During the first quarter of 2006 we recorded a $54,355 charge related to our expected loss on the sub-lease and a $35,259 impairment charge for the tenant improvements included in the sub-leased space. Both charges are included in general and administrative expense on the accompanying statement of operations.

Future minimum payments (net of sub-lease income) are as follows:

Nine months ending December 31, 2006	$473,941
Years ending December 31:
2007	587,349
2008	45,344

$1,106,634

8. License Agreements

In March 2006, we terminated our license agreement with RIKEN. We have no further obligations under such agreement. As of March 31, 2006, future milestone payments under all of our license agreements totaled approximately $79.9 million.

MEDICINOVA, INC.

(a development stage company)

Notes to Financial Statements—(Continued)

(Unaudited)

9. Stockholders’ Equity

Stock Options

In January 2006, we granted options to each employee and each member of our board of directors to purchase an aggregate of 2,716,000 shares of our common stock at a weighted average exercise price of 139 Japanese Yen (or approximately $1.18) per share, all of which were granted at fair market value on the date of grant.

A summary of the changes in options outstanding during the three months ended March 31, 2006 is as follows:

	Options	Weighted average exercise price
Balance at December 31, 2005	4,724,167	$2.21
Granted	2,716,000	$1.18
Exercised	—	$—
Cancelled	(35,459)	$1.07

Balance at March 31, 2006	7,404,708	$1.84

Founders’ Warrants

In February 2006, one of our founders exercised warrants to purchase 659,848 shares of our common stock at $0.10 per share in a cashless exercise that resulted in the issuance of 600,000 shares of common stock. In March 2006, our other founder exercised warrants to purchase 1,250,000 shares of our common stock at $0.10 per share for cash proceeds to us of $125,000. As of March 31, 2006, the number of underlying common shares that could be purchased under the terms of the founders’ warrants was 10,946,724.

Treasury stock

In February and March 2006, we purchased an aggregate of 748,000 shares of our common stock at a weighted average price of 129 Japanese Yen (or approximately $1.10) per share pursuant to a publicly-announced stock repurchase plan.

10. Subsequent Events

In April 2006, a founder and a former officer exercised warrants to purchase 1,080,038 shares of our common stock at $0.10 per share in a cashless exercise that resulted in the issuance of 1,000,000 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements May Prove Inaccurate

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2005 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2006. Operating results are not necessarily indicative of results that may occur in future periods.

This report includes forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results will differ from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors” and the differences may be material. Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, product development and growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. In this report, for example, we make forward-looking statements regarding our expectations about the rate of development expense growth and the reasons for that expected growth and our expected cash needs. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not rely unduly on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

Our development programs consist of:

•	MN-001 for the treatment of bronchial asthma, for which we completed a Phase II clinical trial in the fourth quarter of 2005 in the United States;

•	MN-029 for the treatment of solid tumors, for which we currently have two Phase I clinical trials ongoing in the United States;

•	MN-001 for the treatment of interstitial cystitis, for which we commenced a Phase II clinical trial in the second quarter of 2005 in the United States;

•	MN-305 for the treatment of Generalized Anxiety Disorder, for which we commenced a Phase II clinical trial at the end of 2004 in the United States (in addition, our licensor of MN-305 has completed an early Phase II clinical trial for anxiety disorders in Japan);

•	MN-166 for the treatment of multiple sclerosis, for which we commenced a Phase II clinical trial in the second quarter of 2005 in Eastern Europe;

•	MN-221 for the treatment of preterm labor, for which we commenced an additional Phase I clinical trial in the United States in the first half of 2005 and our licensor of this candidate has completed an early Phase II clinical trial in the United Kingdom; and

•	MN-246 for the treatment of urinary incontinence, for which we commenced a Phase I clinical trial during the first quarter of 2006.

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

We are a development stage company. We have incurred significant net losses since our inception. At March 31, 2006, our accumulated deficit was approximately $128.9 million. We expect to incur substantial net losses for the next several years as we continue to develop our existing programs, and over the long term as we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

Revenues and Cost of Revenues

We have not generated any revenues from licensing, milestones or product sales to date, and we do not expect to generate any revenues from the commercialization of our product candidates within the next 12 months. Our revenues to date have been generated from development management contracts with Asahi Kasei Pharma Corporation and Argenes, Inc. under which we bill consulting fees and our pass-through clinical contract costs. The primary cost associated with our revenue is the clinical contract costs we incur and pass-through to our customer. We expect to generate revenue from the Argenes development management contract for at least the next 12 months based on currently anticipated clinical trials.

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

The following summarizes our research and development expenses for the periods indicated (in thousands):

Product Candidate	Disease/ Indication	Three months ended March 31,
		2006	2005
MN-001	Bronchial asthma	$715	$826
MN-029	Solid tumor	668	546
MN-001	Interstitial cystitis	1,107	614
MN-305	Generalized Anxiety Disorder	2,405	873
MN-166	Multiple Sclerosis	1,616	73
MN-221	Premature labor	213	459
MN-246	Urinary incontinence; Pollakisuria	710	27
SOCC	Cancer; Inflammatory diseases	25	15
Unallocated		293	697

Total research and development		$7,752	$4,130

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

General and Administrative

Our general and administrative expenses primarily consist of salaries and benefits and consulting and professional fees related to our administrative, finance, human resources, legal, and internal systems support functions. In addition, general and administrative expenses include insurance and facilities costs. Our general and administrative expenses for the quarter ended March 31, 2006 include lease exit costs of approximately $35,000 and impairment charges on capitalized tenant improvements of approximately $54,000, both of which are as a result of our decision, in January 2006, to sub-lease a portion of our corporate headquarters.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to our significant accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the bases for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies are described in more detail in Note 1 to our financial statements included in our Annual Report on Form 10-K. Our critical accounting policies and estimates are the same as those noted in our Form 10-K with the exception of our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment as discussed below.

Share-Based Payments

We grant stock options to purchase our common stock to our employees and directors under our 2004 Stock Incentive Plan. Additionally, we have outstanding options that were granted under the 2000 General Stock Incentive Plan from which we no longer make grants. The benefits provided under all of these plans are subject to the provisions of SFAS No. 123R, which we adopted effective January 1, 2006. We elected to use the modified prospective application in adopting SFAS No. 123R and therefore have not restated results for prior periods. The valuation provisions of SFAS No. 123R apply to new awards and to awards that are outstanding on the adoption date and subsequently modified or cancelled. Our results of operations for the first quarter of 2006 were impacted by the recognition of non-cash expense related to the fair value of our stock-based compensation awards. Stock-based compensation expense recognized under SFAS No. 123R for the three months ended March 31, 2006 was $0.6 million.

The valuation provisions of SFAS No. 123R require us to estimate certain variables such as estimated volatility, which if they change, could have a significant impact on the stock-based compensation amount we recognize.

Results of Operations

Comparison of the Three Months Ended March 31, 2006 and 2005

Revenues

Our revenue increased to $192,000 for the three months ended March 31, 2006 from $2,000 for the three months ended March 31, 2005. The increase was due to increased activity under the Argenes master services agreement.

Research and Development

Research and development expenses increased to $7.8 million for the three months ended March 31, 2006 from $4.1 million for the three months ended March 31, 2005. This increase primarily was due to:

•	an increase of $4.1 million in clinical trial and related costs; and

•	a decrease of $0.4 million in unallocated expenses.

We expect that fees paid to external service providers will continue to increase as we continue development of our existing product candidates. We anticipate that our research and development expenses will continue to increase in future periods as we expend additional capital to conduct clinical trials and develop our product candidates.

General and Administrative

General and administrative expenses increased to $2.2 million for the three months ended March 31, 2006 from $1.4 million for the three months ended March 31, 2005. This increase was primarily was due to:

•	an increase of $0.5 million of employee stock-based compensation as results of additional grant of options to purchase our common stock to our employees and directors under our stock option plans and adoption of the provisions of SFAS No. 123R;

•	an increase of $0.1 million of impairment loss from sub-lease of a portion of our corporate headquarters;

•	an increase of $0.1 million of various legal, accounting consulting fees and other consulting related expenses; and

•	an increase of $0.1 million of other expenses.

We anticipate increases in general and administrative expenses in future periods as we expand our administrative organization and incur additional costs for insurance, professional and consulting fees associated with operating as a public company and to support the future growth of our research and development programs.

Interest Income

Interest income primarily consists of income earned on our cash and investment balances and totaled $1.4 million and $0.7 million for the three months ended March 31, 2006 and 2005, respectively. The increase was primarily due to the increase in our average cash and investment balances as a result of the proceeds from our IPO.

Liquidity and Capital Resources

Since our inception, our operations have been financed through the private placement of our equity securities and through the public sale of our common stock in our IPO. Through March 31, 2006, we received estimated net proceeds of $190.2 million from the sale of equity securities as follows:

•	in September 2000, we issued and sold 500,000 shares of common stock to founders for aggregate proceeds of $0.1 million;

•	in October 2000 and August 2001, we issued and sold a total of 1,000,000 shares of Series A preferred stock for aggregate net proceeds of $10.0 million;

•	from March 2003 through May 2004, we issued and sold 291,150 shares of Series B preferred stock for aggregate net proceeds of $26.8 million;

•	on September 2, 2004, we issued and sold 27,667,856 shares of Series C preferred stock for aggregate net proceeds of $43.4 million;

•	on February 4, 2005, we completed an initial public offering of 30.0 million shares of common stock for proceeds of $104.2 million, net of underwriting discounts and commissions and offering expenses (including issuance costs for registration statements filed on behalf of restricted stockholders through December 2005);

•	on March 8, 2005, we completed the sale of 1,573,000 shares of our common stock for aggregate proceeds of $5.6 million, net of underwriting discounts and commissions. The sale of these shares was the result of the underwriters’ partial exercise of the over-allotment option we granted to them in connection with our IPO; and

•	on March 2, 2006, we issued and sold 1,250,000 shares of common stock to a founder in exercise of warrants for aggregate proceeds of $0.1 million.

As of March 31, 2006, we had $20 million in cash and cash equivalents as compared to $37.7 million as of December 31, 2005, a decrease of $17.7 million. Net cash used in operating activities amounted to $6.8 million for the three months ended March 31, 2006, primarily due to the net loss occurring for this period of $8.4 million. Net cash used in investing activities for the three months ended March 31, 2006 primarily consisted of $10.2 million for the net purchases of investments. Net cash used in financing activities amounted to $0.7 million for the three months ended March 31, 2006, primarily due to the repurchase of outstanding stock pursuant to a publicly-announced repurchase program.

We believe our existing cash, cash equivalents and investments as of March 31, 2006 will be sufficient to meet our projected operating requirements through at least December 31, 2006.

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

ITEM 1A. RISK FACTORS.

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

We are a development stage specialty pharmaceutical company with a limited operating history. We have incurred significant net losses since our inception. For the three months ended March 31, 2006, we had a net loss of $8.4 million. For the year ended December 31, 2005, we had a net loss of $25.7 million. Our annual net losses may increase over the next several years as we expand and incur significant clinical development costs.

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

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our product candidates. To date, we have not generated any product revenues and have funded our operations primarily from sales of our securities. Our only source of revenues since inception has been from development management services rendered to Asahi Kasei Pharma Corporation and Argenes, Inc., both Japanese pharmaceutical companies, in connection with their clinical development of pharmaceutical product candidates. Our contract with Asahi Kasei Pharma has been completed and we do not expect to generate further revenues from that agreement. We anticipate that we will continue to receive modest revenues for rendering consulting services and that, prior to our commercialization of a product candidate, our consulting revenues, together with out-licensing upfront and milestone payments, will be our primary source of revenues. To obtain revenues from sales of our product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing drugs with market potential. We may never succeed in these activities, and may not generate sufficient revenues to continue our business operations or achieve profitability.

The loss of any rights to develop and market any of our product candidates could significantly harm our business.

We license the rights to develop and market our product candidates. Currently, we have licensed six compounds for the development of seven product candidates. They are:

•	MN-001 for interstitial cystitis and asthma licensed from Kyorin Pharmaceutical;

•	MN-029 for solid tumors licensed from Angiogene Pharmaceuticals;

•	MN-305 for Generalized Anxiety Disorder licensed from Mitsubishi Pharma Corporation;

•	MN-166 for multiple sclerosis licensed from Kyorin Pharmaceutical;

•	MN-221 for preterm labor licensed from Kissei Pharmaceutical; and

•	MN-246 for urinary incontinence licensed from Mitsubishi Pharma Corporation.

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

All seven product candidates are in clinical development, the process that is required to receive regulatory approval for commercial sale. The regulatory approval process is long, complex and costly. It may take several years to complete the clinical development necessary to commercialize a drug, and delays or failure can occur at any stage, which may result in our inability to market and sell products derived from our product candidates and to generate product revenues. Of the large number of drugs in development, only a small percentage result in the submission of a New Drug Application, or NDA, to the Food and Drug Administration, or FDA, and even fewer are approved for commercialization. Interim results of clinical trials do not necessarily predict final results, and success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials even after promising results in earlier trials.

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

To date, we have regulatory approval to conduct clinical trials for all seven product development programs. Investigational New Drug, or IND, applications were approved and are active for six product candidates. We have Clinical Trial Authorizations, or CTAs, the equivalent of a U.S. IND, approved and active to conduct a Phase II study for MN-166 in patients with multiple sclerosis in five countries in Eastern Europe.

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

We have consumed substantial amounts of capital since our inception. From our inception to March 31, 2006, we have an accumulated deficit of $128.9 million. Although we believe our existing cash and investments will be sufficient to fund our anticipated cash requirements at least through December 31, 2006, we will require significant additional financing in the future to fund our operations thereafter. Our future capital requirements will depend on, and could increase significantly as a result of many factors including:

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

We are dependent upon the continued services of our executive officers and other key personnel, particularly Yuichi Iwaki, M.D., Ph.D., one of our founders and the Executive Chairman of our Board of Directors and our President and Chief Executive Officer and Acting Chief Financial Officer, who has been instrumental in our ability to in-license product candidates from Japanese pharmaceutical companies and secure financing from Japanese institutions. The relationships that all of our key managers have cultivated with pharmaceutical companies from whom we license product candidates and to whom we expect to out-license product candidates make us particularly dependent upon their continued employment with us. We are also substantially dependent on the continued services of our existing project management personnel because of the highly technical nature of our product development programs.

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

There is significant litigation in our industry regarding patent and other intellectual property rights. While we are not currently subject to any pending litigation, and are not aware of any threatened litigation, we may be exposed to future litigation by third parties based on claims that our product candidates, technologies or activities infringe the intellectual property rights of others. There are many patents relating to chemical compounds and the uses thereof. If our compounds are found to infringe any such patents, we may have to pay significant damages. A patent holder could prevent us from importing, making, using or selling the patented compounds. We may need to resort to litigation to determine the scope and validity of third-party proprietary rights. Similarly, we may be subject to claims that we have inappropriately used or disclosed trade secrets or other proprietary information of third parties. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. We may not be able to afford the costs of litigation. Any legal action against us or our collaborators could lead to:

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

The trading price of our common stock could fluctuate due to the factors discussed in this Report. For example, since the date of our initial public offering through March 31, 2006, our stock has traded as high as 440 Japanese Yen (or approximately $4.19) and as low as 105 Japanese Yen (or approximately $0.89) per share. The trading market for our common stock also may be influenced by the research and reports that industry or securities analysts publish about us or our industry. If one or more of the analysts who cover us or our industry were to publish an unfavorable research report or to downgrade our stock, our stock price likely would decline. If one or more of these analysts were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

As of March 31, 2006, we had used approximately $27.5 million of the net proceeds from our initial public offering to fund our operations, including development of our clinical programs and payment of $0.4 million in compensation to our Executive Chairman of the Board and President and Chief Executive Officer, and Acting Chief Financial Officer, Dr. Yuichi Iwaki. In addition, as of March 31, 2006, we had used $1.0 million for acquisitions of property and equipment. Other than the compensation paid to Dr. Iwaki, no proceeds were paid directly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We expect to use a majority of the remainder of the net proceeds from our initial public offering to continue the development of our existing clinical programs. In addition, we may use a portion of the net proceeds from our initial public offering to acquire technologies or businesses that are complementary to our own, but we currently have no commitments or agreements relating to any such transaction.

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

Repurchases of Equity Securities

Period	Total Number of Shares Purchased (#)(a)	Weighted Average Price Paid per Share (Japanese yen)	Total Number of Shares Purchased as Part of Publicly Announced Program (#)(a)	Number of Shares that may yet be Purchased under Our Program (#)
January 2006	—	—	50,000	4,950,000

February 2006	332,000	126 yen (approximately $1.08)	382,000	4,618,000

March 2006	416,000	129 yen (approximately $1.11)	798,000	4,202,000

Total	748,000	128 yen (approximately $1.10)	798,000	4,202,000

(a)	In December 2005, our Board of Directors authorized the repurchase of up to 5.0 million shares of our common stock at an aggregate purchase price of up to 700.0 million Japanese yen. This repurchase program will expire no later than June 12, 2006. We publicly announced the repurchase program in our press release dated December 5, 2005, which was attached as Exhibit 99.1 of our Current Report of Form 8-K filed with the SEC on December 5, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our Annual Meeting of Stockholders held May 4, 2006, Yuichi Iwaki, M.D., Ph.D., and Daniel Vapnek, Ph.D. were re-elected Class II Directors to serve until the Annual Meeting of Stockholders in 2009 or until their successors are duly elected. Also at the Annual Meeting, stockholders ratified the Board of Directors’ selection of Ernst & Young LLP as our registered independent public accounting firm for the year ended December 31, 2006.

Votes were cast as follows:

Election of Directors
	For	Withhold Authority
Yuichi Iwaki M.D., Ph.D.	58,385,756	785,000
Daniel Vapnek, Ph.D.	58,404,756	766,000

Ratification of Auditors
	For	Against	Abstain
	58,970,756	123,000	77,000

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: May 10, 2006	By:	/S/ YUICHI IWAKI

Yuichi Iwaki, M.D., Ph.D. President and Chief Executive Officer

and Acting Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer and

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