Form 10-Q
period 2006-06-30
MEDICINOVA INC
filed 2006-08-09
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of July 31, 2006, the registrant had 100,764,856 shares of Common Stock ($0.001 par value) outstanding.

MEDICINOVA, INC.

(a development stage company)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MEDICINOVA, INC.

(a development stage company)

BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,075,197	$37,677,985
Marketable securities available-for-sale	108,433,660	101,022,899
Prepaid expenses and other current assets	2,407,941	2,558,529

Total current assets	125,916,798	141,259,413
Property and equipment, net	1,073,345	1,134,297

Total assets	$126,990,143	$142,393,710

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,491,708	$1,379,982
Accrued expenses	5,003,181	4,341,427
Accrued compensation and related expenses	243,798	905,016

Total current liabilities	6,738,687	6,626,425
Deferred rent	51,270	59,506
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2006 and December 31, 2005; 101,709,856 and 98,855,856 shares issued at June 30, 2006 and December 31, 2005, respectively	101,710	98,856
Additional paid-in capital	257,296,824	256,943,520
Deferred employee stock-based compensation	—	(799,439)
Accumulated other comprehensive loss	(11,173)	(15,188)
Treasury stock, at cost; 925,000 and 50,000 shares at June 30, 2006 and December 31, 2005, respectively	(1,040,260)	(55,445)
Deficit accumulated during the development stage	(136,146,915)	(120,464,525)

Total stockholders’ equity	120,200,186	135,707,779

Total liabilities and stockholders’ equity	$126,990,143	$142,393,710

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from September 26, 2000 (inception) to June 30, 2006
	2006	2005	2006	2005
Revenues	$66,672	$32,027	$258,876	$33,887	$1,553,226
Operating expenses:
Cost of revenues	49,725	25,020	141,606	26,059	1,253,420
Research and development	6,508,317	6,682,364	14,260,567	10,812,156	59,813,671
General and administrative	2,197,707	1,663,805	4,402,416	3,033,312	53,292,602

Total operating expenses	8,755,749	8,371,189	18,804,589	13,871,527	114,359,693

Operating loss	(8,689,077)	(8,339,162)	(18,545,713)	(13,837,640)	(112,806,467)
Interest income	1,456,170	1,135,991	2,863,323	1,795,398	8,022,674

Net loss	(7,232,907)	(7,203,171)	(15,682,390)	(12,042,242)	(104,783,793)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	(19,689)	(98,445)
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	—	—	—	—	(31,264,677)

Net loss applicable to common stockholders	$(7,232,907)	$(7,203,171)	$(15,682,390)	$(12,061,931)	$(136,146,915)

Basic and diluted net loss per common share (1)	$(0.07)	$(0.07)	$(0.17)	$(0.15)

Shares used to compute basic and diluted net loss per common share (1)	100,830,625	98,855,856	92,856,658	79,558,668

(1)	As a result of the conversion of our preferred stock into 66,782,856 shares of our common stock upon completion of our initial public offering (“IPO”) in February 2005, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented above. Please refer to Note 3 for the pro forma basic and diluted net loss per share calculations for the periods presented.

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,		Period from September 26, 2000 (inception) to June 30, 2006
	2006	2005
Operating activities:
Net loss	$(15,682,390)	$(12,042,242)	$(104,783,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,026,597	210,116	35,760,249
Depreciation and amortization	172,514	54,961	490,187
Amortization of premium/discount on marketable securities	(552,726)	(111,432)	(1,421,098)
Impairment of property and equipment	35,259	—	35,259
Changes in operating assets and liabilities:
Prepaid expenses and other assets	150,588	(1,675,758)	(2,407,941)
Accounts payable, accrued expenses and deferred rent	765,244	3,954,750	6,546,159
Accrued compensation and related expenses	(661,218)	(223,985)	243,798

Net cash used in operating activities	(14,746,132)	(9,833,590)	(65,537,180)

Investing activities:
Purchases of marketable securities available-for-sale	(42,857,020)	(186,305,849)	(268,176,735)
Maturities of marketable securities available-for-sale	36,003,000	74,400,000	161,153,000
Acquisition of property and equipment, net	(146,821)	(266,233)	(1,793,612)
Proceeds from sales of property and equipment	—	—	194,821

Net cash used in investing activities	(7,000,841)	(112,172,082)	(108,622,526)

Financing activities:
Net proceeds from the sale of common stock	129,000	111,126,752	110,058,192
Sale of preferred stock, net of issuance costs	—	—	80,216,971
Purchase of treasury stock	(984,815)	—	(1,040,260)

Net cash provided by (used in) financing activities	(855,815)	111,126,752	189,234,903

Net increase (decrease) in cash and cash equivalents	(22,602,788)	(10,878,920)	15,075,197
Cash and cash equivalents, beginning of period	37,677,985	38,801,328	—

Cash and cash equivalents, end of period	$15,075,197	$27,922,408	$15,075,197

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock upon IPO	$—	$43,515,677	$43,515,677

Decrease in accrued IPO issuance costs	$—	$(1,089,420)	$—

Unrealized loss on marketable securities available-for-sale	$4,015	$44,885	$11,173

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

Notes to Financial Statements

(Unaudited)

1. Interim Financial Information

The Company

We were incorporated in the state of Delaware in September 2000. We are a specialty pharmaceutical company focused on the acquisition, development and commercialization of innovative pharmaceutical products. Our development pipeline, which includes six compounds in clinical testing, targets a variety of prevalent medical conditions, including asthma, cancer, interstitial cystitis, generalized anxiety disorder, preterm labor, urinary incontinence and multiple sclerosis. We are focused primarily on the development of our existing programs at the present time and do not foresee material acquisitions of product candidates in the near term.

Basis of Presentation

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other period. For further information, see the financial statements and disclosures thereto for the year ended December 31, 2005 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Reclassifications

In the accompanying unaudited financial statements certain prior period amounts have been reclassified to conform to the current period presentation (see Note 5).

Use of Estimates

We prepared the accompanying unaudited financial statements in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

MEDICINOVA, INC.

(a development stage company)

Notes to Financial Statements—(Continued)

(Unaudited)

2. Marketable Securities Available-for-Sale

Marketable securities available-for-sale consist of certificates of deposit, high-grade auction rate securities (“ARS”), corporate debt securities and U.S. government debt securities. All of the corporate debt securities and U.S. government debt securities have contractual maturities of 12 months or less as of June 30, 2006. The ARS have either a stated or perpetual maturity that is structured with short-term holding periods. At the end of each holding period, a new auction is held to determine the rate or dividend for the next holding period. We can sell or continue to hold securities at par at each auction. In order for us to sell ARS, the auction needs to be successful whereby demand in the marketplace exceeds the supply. The length of each holding period is determined at the original issuance of the ARS. ARS holding periods range from 7 to 63 days. As of June 30, 2006, our ARS consisted of $32,300,000 of perpetual securities and $54,300,000 with stated maturity dates ranging from 2022 to 2044 and reset dates of up to 63 days.

	June 30, 2006				December 31, 2005
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Certificates of deposit	$—	$—	$—	$—	$503,000	$—	$(2,381)	$500,619
Auction rate securities	86,600,000	—	—	86,600,000	69,750,000	—	—	69,750,000
Corporate debt securities	9,917,720	952	(5,372)	9,913,300	19,897,789	390	(7,999)	19,890,180
U.S. government debt securities	11,927,113	691	(7,444)	11,920,360	10,887,298	538	(5,736)	10,882,100

	$108,444,833	$1,643	$(12,816)	$108,433,660	$101,038,087	$928	$(16,116)	$101,022,899

As of June 30, 2006, the unrealized losses on corporate debt securities and U.S. government securities were primarily caused by recent increases in interest rates. Based on an evaluation of the credit standing of each issuer, management believes it is probable that we will be able to collect all amounts due according to the contractual terms. We had no realized losses on sales of investment securities available-for-sale for the period ended June 30, 2006.

3. Net Loss Per Share

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

MEDICINOVA, INC.

(a development stage company)

Notes to Financial Statements—(Continued)

(Unaudited)

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

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Historical
Numerator:
Net loss	$(7,232,907)	$(7,203,171)	$(15,682,390)	$(12,042,242)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	(19,689)

Net loss applicable to common stockholders	$(7,232,907)	$(7,203,171)	$(15,682,390)	$(12,061,931)

Denominator:
Weighted average common shares outstanding	100,830,625	98,855,856	92,856,658	79,558,668

Basic and diluted net loss per common share	$(0.07)	$(0.07)	$(0.17)	$(0.15)

Pro Forma
Pro forma net loss				$(12,042,242)

Pro forma basic and diluted net loss per common share				$(0.13)

Shares used above				79,558,668
Pro forma adjustments to reflect assumed weighted average effect of conversion of preferred stock				12,913,812

Pro forma shares used to compute basic and diluted net loss per common share				92,472,480

Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation
Common stock warrants	10,366,686	13,356,572	10,366,686	13,356,572
Common stock options	6,709,166	1,482,500	6,709,166	1,482,500

4. Comprehensive Income (Loss)

We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss). Comprehensive loss did not differ significantly from net loss for all periods presented.

MEDICINOVA, INC.

(a development stage company)

Notes to Financial Statements—(Continued)

(Unaudited)

5. Share-Based Payments

We grant stock options to our employees, directors, and consultants under the 2004 Stock Incentive Plan (the “2004 Plan”), the successor to the 2000 General Stock Incentive Plan (the “2000 Plan”). Effective January 1, 2006, the benefits provided under these Plans constitute share-based compensation subject to the provisions of SFAS No. 123R, Share-Based Payments (“SFAS No. 123R”). Prior to January 1, 2006, we accounted for share-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25; therefore, we measured compensation expense for our stock options using the intrinsic value method, that is, as the excess, if any, of the fair market value of our stock at the grant date over the amount required to be paid to acquire the stock, and provided the pro forma disclosures required by SFAS No. 123.

As a result of the adoption of SFAS No. 123R, our net losses for the three months and six months ended June 30, 2006 were higher by approximately $0.2 million and $0.8 million, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted net loss per share for the three months and six months ended June 30, 2006 would have been $0.07 and $0.16 per share, respectively, if we had not adopted SFAS No. 123R. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to our net loss position, no tax benefits have been recognized in the statements of cash flows.

The exercise price of all options granted during the three months and six months ended June 30, 2006 were equal to the market value on the date of grant and 260,000 options and 2,986,000 options, respectively, were granted during the three months and six months ended June 30, 2006; thus, share-based compensation expense for such options is reflected in operating results for the three months and six months ended June 30, 2006. The estimated fair value of each option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants:

	Three months ended June 30, 2006	Six months ended June 30, 2006
Risk free interest rate	5.00%	4.41%
Expected volatility of common stock	69.00%	69.00%
Dividend yield	0.00%	0.00%
Expected option term (in years)	6.00	6.00

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our employee stock options. We used a weighted-average of the historical stock price volatility of our stock and the historical stock price volatility of certain peers to calculate the expected volatility assumption required for the Black-Scholes model consistent with SFAS 123R. Prior to fiscal 2006, we had used our historical stock price volatility in accordance with SFAS No. 123 for purposes of its pro forma information. The selection of the historical volatility approach using a weighted-average of our stock price and our peers’ stock prices was based upon our assessment that this approach is more representative of future stock price trends than our historical volatility alone. We have not paid any dividends on common stock since our inception and do not anticipate paying dividends on our common stock in the foreseeable future. The expected life of employee stock options represents the average of the life of the options and the average vesting period, and is a derived output of the simplified method, as allowed under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment.

As share-based compensation expense recognized in the accompanying statement of operations for the three months and six months ended June 30, 2006 were based on awards ultimately expected to vest, it should be

MEDICINOVA, INC.

(a development stage company)

Notes to Financial Statements—(Continued)

(Unaudited)

reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 0% in 2006 based on historical experience. The effect of pre-vesting forfeitures on our recorded expense has historically been negligible due to the predominant monthly vesting of option grants. We will continue to monitor actual forfeitures and adjust our estimated forfeiture rate if necessary. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. Our determination of fair value is affected by our stock price as well as a number of assumptions that require judgment. The weighted-average fair value of each option granted during the three months and six months ended June 30, 2006, estimated as of the grant date using the Black-Scholes option valuation model, was $0.89 and $0.78 per option, respectively.

For the three months ended June 30, 2006, share-based compensation expense related to stock options was $0.3 million and was recorded as a component of general and administrative expense ($0.2 million) and research and development expense ($0.1 million). For the six months ended June 30, 2006, share-based compensation expense related to stock options was $1.0 million and was recorded as a component of general and administrative expense ($0.8 million) and research and development expense ($0.2 million). There was one stock option exercise during the three months and six months ended June 30, 2006, in which approximately $4,000 was received.

For stock options granted prior to the adoption of SFAS No. 123R, the following table illustrates the pro forma effect on net loss and loss per common share as if we had applied the fair value recognition provisions of SFAS No. 123R in determining stock-based compensation for awards under the plan:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss applicable to common stockholders, as reported	$(7,203,171)	$(12,061,931)
Add: total stock-based employee compensation expense included in net loss	123,983	210,116
Less: stock-based compensation expense determined under the fair value method	(131,971)	(228,553)

SFAS No. 123 pro forma net loss applicable to common stockholders	$(7,211,159)	$(12,080,368)

Basic and diluted net loss per common share, as reported	$(0.07)	$(0.15)

Basic and diluted net loss per common share, pro forma under SFAS No. 123	$(0.07)	$(0.15)

As of June 30, 2006, there was $3.1 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.4 years. Of such amount, $0.5 million represents unamortized compensation cost related to unvested stock option awards measured using the intrinsic value method. Prior to the adoption of SFAS No. 123R, we presented such unamortized compensation cost as deferred compensation and it was classified as a separate component of stockholders’ equity. In accordance with the provisions of SFAS No. 123R, on January 1, 2006, we reclassified deferred compensation against additional paid-in capital.

MEDICINOVA, INC.

(a development stage company)

Notes to Financial Statements—(Continued)

(Unaudited)

6. Related Party Transactions

Our board of directors approved an arrangement in September 2001 to engage Dr. Yuichi Iwaki, Executive Chairman of the Board, as a consultant in connection with financing transactions and business development activities. In November 2003, we amended the arrangement and in November 2004, we further amended the arrangement pursuant to a consulting agreement dated as of November 22, 2004. Pursuant to such arrangement, Dr. Iwaki was paid $20,000 per month plus other cash or stock compensation, if any, as the board of directors deems appropriate for his services rendered. In fiscal 2006, Dr. Iwaki’s consulting fee was increased to $29,167 based on the findings of an independent study covering executive compensation. Compensation earned by Dr. Iwaki during the three months and six months ended June 30, 2006 were $187,500 and $175,000, respectively, and compensation earned during the three months and six months ended June 30, 2005 were $60,000 and $120,000, respectively.

On July 19, 2005, the Board appointed Dr. Iwaki as our Executive Chairman and on September 30, 2005, the Board named him as our Acting Chief Executive Officer and Chief Financial Officer. On March 15, 2006, Dr. Iwaki was appointed to the office of President and Chief Executive Officer.

7. Commitments and Contingencies

Facility Lease

In 2004, we leased our corporate headquarters under a non-cancelable operating lease that expires in February 2008. In March 2005, we amended our non-cancelable operating lease for our corporate headquarters to expand our leased space from 11,375 square feet to 16,609 square feet. We have the option to renew the lease for three years. In June 2005, we leased office space in Japan under a non-cancelable operating lease that expires in May 2007. Rent expense for the three months and six months ended June 30, 2006, the three months and six months ended June 30, 2005 and the period from September 26, 2000 (inception) to June 30, 2006 was $180,345, $360,314, $115,506, $280,325 and $1,518,628, respectively.

In January 2006, we sub-leased 3,506 square feet of our corporate headquarters under a non-cancelable operating lease that expires in January 2008. Expected sub-lease income for the years ending December 31, 2006, 2007 and 2008 is $101,762, $113,594 and $9,466, respectively. During the first quarter of 2006 we recorded a $54,355 charge related to our expected loss on the sub-lease and a $35,259 impairment charge for the tenant improvements included in the sub-leased space. No further impairment charge has been recorded in 2006. Both charges are included in general and administrative expense on the accompanying statement of operations.

Future minimum payments (net of sub-lease income) are as follows at June 30, 2006:

Six months ending December 31, 2006	$315,961
Years ending December 31:
2007	587,349
2008	45,344

$948,654

License Agreements

In March 2006, we terminated our license agreement with RIKEN. We have no further obligations under such agreement. As of June 30, 2006, future milestone payments under all of our license agreements totaled approximately $79.9 million.

MEDICINOVA, INC.

(a development stage company)

Notes to Financial Statements—(Continued)

(Unaudited)

Legal Proceedings

Subsequent to June 30, 2006 we received a notice of mediation from the Tokyo District Court in regards to the termination of employment of a former executive located in Tokyo, Japan. The former executive was a party to an employment agreement that stipulated six months of severance pay upon termination. We offered to the former executive the severance benefits provided under his employment agreement at the time he was removed from office; however he rejected that offer and claimed entitlement to 12 months of compensation and certain other amounts related to employee benefits. We will participate in the mediation process; however we intend vigorously to defend ourselves if the mediation does not result in an acceptable resolution to the issues raised by the former executive and he pursues litigation. In the event that the mediation does not result in an acceptable resolution to the matter and the former executive pursues litigation, management does not believe an adverse ruling in any such litigation will have a material adverse effect on our financial condition or results of operations.

8. Stockholders’ Equity

Stock Options

We grant stock options to our employees, directors, and consultants under the 2004 Plan, the successor to the 2000 Plan.

Under the 2000 Plan, incentive stock options could be granted to our officers and key employees. Stock options have been granted with an exercise price of $1.00 per share and vest 25% after the first year of service from the grant date, with the remaining shares vesting in equal monthly installments over the subsequent 36 months of service. An employee may exercise stock options prior to vesting in which case we have the right to repurchase the unvested shares at the original exercise price if the employee is terminated before vesting in all shares occurs. As of June 30, 2006, options to purchase a total of 1,060,416 shares of common stock were outstanding under the 2000 Plan at a weighted average exercise price of $1.00 per share. No additional options have been or will be issued under the 2000 Plan subsequent to our IPO.

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

The initial 20,300,000 shares reserved for issuance under the 2004 Plan will be increased on the first day of each of our fiscal years from 2006 through 2014, by the lesser of: (i) 1,000,000 shares; (ii) 3% of our outstanding common stock on the last day of the immediately preceding fiscal year; or (iii) the number of shares determined by our board of directors. As of June 30, 2006, we had 21,300,000 shares reserved for issuance under the 2004 Plan with 15,651,250 shares available for future grant.

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

Fully vested automatic grants of nonstatutory stock options will be made to non-employee directors in an initial amount of 10,000 shares upon first becoming a member of our board of directors. Immediately after each of our regularly scheduled annual stockholders meetings, each non-employee director will be automatically granted a nonstatutory option to purchase 10,000 shares of our common stock at 100% of the fair market value at

MEDICINOVA, INC.

(a development stage company)

Notes to Financial Statements—(Continued)

(Unaudited)

the time of grant, provided that the director has served on our board for at least six months. Each annual option will be fully vested and exercisable on the date which is six months after the date of grant.

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

In January 2006, we granted options to each employee and each member of our board of directors to purchase an aggregate of 2,726,000 shares of our common stock at a weighted average exercise price of 139 Japanese Yen (or approximately $1.18) per share, all of which were granted at fair market value on the date of grant.

In May 2006, we granted options to each member of our board of directors to purchase an aggregate of 260,000 shares of our common stock at a weighted average exercise price of 148 Japanese Yen (or approximately $1.34 per share), all of which were granted at fair value on the date of grant.

A summary of the changes in options outstanding under our 2000 Plan and 2004 Plan during the six months ended June 30, 2006 is as follows:

	Options	Weighted average exercise price
Balance at December 31, 2005	4,724,167	$2.21
Granted	2,986,000	$1.20
Exercised	(4,000)	$1.00
Cancelled	(997,001)	$2.08

Balance at June 30, 2006	6,709,166	$1.78

The following table summarizes information about stock options outstanding under our 2000 Plan and 2004 Plan at June 30, 2006:

Exercise price	Options Outstanding	Weighted average remaining contractual life of options outstanding (in years)	Weighted average exercise price of options outstanding	Exercisable options	Weighted average remaining contractual life of exercisable options (in years)	Weighted average exercise price of exercisable options
$1.00	1,060,416	6.4	$1.00	754,896	5.7	$1.00
$1.16	2,183,750	9.4	$1.16	521,979	9.0	$1.16
$1.34	230,000	9.9	$1.34	24,167	9.9	$1.34
$1.35	30,000	9.9	$1.35	—	—	$1.35
$1.38	700,000	7.4	$1.38	700,000	7.4	$1.38
$1.49	210,000	9.5	$1.49	120,417	9.5	$1.49
$1.65	20,000	9.1	$1.65	20,000	9.1	$1.65
$2.34	853,125	9.1	$2.34	148,437	7.6	$2.34
$3.31	1,421,875	9.1	$3.31	247,396	7.6	$3.31

	6,709,166	8.6	$1.78	2,537,292	7.4	$1.47

MEDICINOVA, INC.

(a development stage company)

Notes to Financial Statements—(Continued)

(Unaudited)

The aggregate intrinsic value of options exercised during the six months ended June 30, 2006, outstanding and exercisable at June 30, 2006 was approximately $1,000, $429,000, and $223,000, respectively.

Common Stock Reserved for Future Issuance

The following table summarizes common stock reserved for future issuance at June 30, 2006:

Common stock warrants	10,366,686
Common stock options outstanding (under the 2000 and 2004 Plans)	6,709,166
Common stock options authorized for future grant (under the 2004 Plan)	15,651,250

32,727,102

Founders’ Warrants

In February 2006, one of our founders exercised warrants to purchase 659,848 shares of our common stock at $0.10 per share in a cashless exercise that resulted in the issuance of 600,000 shares of common stock. In March 2006, our other founder exercised warrants to purchase 1,250,000 shares of our common stock at $0.10 per share for cash proceeds to us of $125,000. In April 2006, a founder and a former officer exercised warrants to purchase 1,080,038 shares of our common stock at $0.10 per share in a cashless exercise that resulted in the issuance of 1,000,000 shares of common stock. As of June 30, 2006, the number of underlying common shares that could be purchased under the terms of the founders’ warrants was 9,866,686.

Treasury stock

During the six month period ended June 30, 2006, we purchased an aggregate of 875,000 shares of our common stock at a weighted average price of 130 Japanese yen (or approximately $1.13) per share pursuant to a publicly-announced stock repurchase plan. As of June 30, 2006, we held 925,000 shares of treasury stock.

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

This report includes forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results will differ from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors” and the differences may be material. Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, product development and growth strategy, acquisition strategy, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. In this report, for example, we make forward-looking statements regarding our expectations about the rate of development expense growth and the reasons for that expected growth and our expected cash needs. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not rely unduly on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

Our development programs consist of:

•	MN-001 for the treatment of bronchial asthma, for which we completed a Phase II clinical trial in the fourth quarter of 2005 in the United States;

•	MN-029 for the treatment of solid tumors, for which we currently have one Phase I clinical trial ongoing in the United States and we completed one Phase I clinical trial during the second quarter of 2006.

•	MN-001 for the treatment of interstitial cystitis, for which we commenced a Phase II clinical trial in the second quarter of 2005 in the United States;

•	MN-305 for the treatment of generalized anxiety disorder, for which we completed a Phase II/III clinical trial during the second quarter of 2006 (in addition, our licensor of MN-305 has completed an early Phase II clinical trial for anxiety disorders in Japan);

•	MN-166 for the treatment of multiple sclerosis, for which we commenced a Phase II clinical trial in the second quarter of 2005 in Eastern Europe;

•	MN-221 for the treatment of preterm labor, for which we completed an additional Phase I clinical trial in the United States in the second half of 2005 and our licensor of this candidate has completed an early Phase II clinical trial in the United Kingdom;

•	MN-221 for the treatment of status asthmaticus, for which we plan to commence a Phase II clinical trial during the fourth quarter of 2006; and

•	MN-246 for the treatment of urinary incontinence and pollakisuria, for which we commenced a Phase I clinical trial during the first quarter of 2006 in the United States and we have received approval on our Canadian clinical trial application as of June 30, 2006 to continue this trial.

On February 4, 2005 on the Osaka Securities Exchange (“OSE”), we completed an initial public offering of 30.0 million shares of common stock for proceeds of $104.5 million, net of underwriting discounts and commissions and offering expenses. Because we did the IPO in Japan, many of our key investors are in Japan and we are bound by rules of the OSE. As such, our executives spend significant amounts of time on investor relations in Japan and we expect that such efforts will continue in the foreseeable future.

On March 8, 2005, we completed the sale of 1,573,000 shares of our common stock for aggregate proceeds of $5.6 million, net of underwriting discounts and commissions. The sale of these shares was the result of our underwriters’ partial exercise of the over-allotment option we granted to them in connection with our initial public offering.

We are a development stage company. We have incurred significant net losses since our inception. At June 30, 2006, our accumulated deficit was approximately $136.1 million. We expect to incur substantial net losses for the next several years as we continue to develop our existing programs, and over the long term as we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

Revenues and Cost of Revenues

We have not generated any revenues from licensing, milestones or product sales to date, and we do not expect to generate any revenues from the commercialization of our product candidates within the next 12 months. Our revenues to date have been generated from development management contracts with Asahi Kasei Pharma Corporation and Argenes, Inc. under which we bill consulting fees and our pass-through clinical contract costs. The primary cost associated with our revenue is the clinical contract costs we incur and pass-through to our customers.

Research and Development

Our research and development expenses primarily consist of costs associated with the feasibility studies, licensing and pre-clinical and clinical development of our six licensed compounds, two of which we are developing for the treatment of two separate indications. These research and development expenses include external costs, such as fees paid to consultants and related contract research, and internal costs of compensation and other expenses for research and development personnel, supplies, materials, facility costs and depreciation.

To the extent that costs, including personnel costs, are not tracked to a specific product development program, they are included in the “Unallocated” category in the table below. We charge all research and development expenses to operations as incurred.

The following table summarizes our research and development expenses for the periods indicated (in thousands):

Product Candidate	Disease/ Indication	Three months ended June 30,		Six months ended June 30,
		2006	2005	2006	2005
MN-001	Bronchial asthma	$756	$2,285	$1,471	$3,112
MN-029	Solid tumor	612	565	1,280	1,111
MN-001	Interstitial cystitis	1,157	679	2,264	1,293
MN-305	Generalized anxiety disorder	520	572	2,925	1,445
MN-166	Multiple sclerosis	1,703	871	3,319	944
MN-221	Preterm labor	100	699	313	1,158
MN-221	Status asthmaticus	48	—	48	—
MN-246	Urinary incontinence; Pollakisuria	932	278	1,642	305
SOCC	Cancer; inflammatory diseases	—	14	25	29
Unallocated		680	719	974	1,415

Total research and development		$6,508	$6,682	$14,261	$10,812

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

General and Administrative

Our general and administrative expenses primarily consist of salaries and benefits and consulting and professional fees related to our administrative, finance, human resources, legal, and internal systems support functions. In addition, general and administrative expenses include insurance and facilities costs. Our general and administrative expenses for the six months ended June 30, 2006 include expected loss on sublease of approximately $35,000 and impairment charges on capitalized tenant improvements of approximately $54,000, both of which are as a result of our decision, in January 2006, to sub-lease a portion of our corporate headquarters.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities. We review our estimates on an on-going basis, including those related to our significant accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the bases for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies are described in more detail in Note 1 to our financial statements included in our Annual Report on Form 10-K. Our critical accounting policies and estimates are the same as those noted in our 2005 Form 10-K with the exception of our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payments (“SFAS No. 123R”) as discussed below.

Share-Based Payments

We grant stock options to purchase our common stock to our employees and directors under our 2004 Stock Incentive Plan. Additionally, we have outstanding options that were granted under the 2000 General Stock Incentive Plan from which we no longer make grants. The benefits provided under all of these plans are subject to the provisions of SFAS No. 123R, which we adopted effective January 1, 2006. We elected to use the modified prospective application in adopting SFAS No. 123R and therefore have not restated results for prior periods. The valuation provisions of SFAS No. 123R apply to new awards and to unvested awards that are outstanding on the adoption date and any awards that are subsequently modified or cancelled. Our results of operations for the six months ended June 30, 2006 were impacted by the recognition of non-cash expense related to the fair value of our stock-based compensation awards. Stock-based compensation expense recognized under SFAS No. 123R for the three months and six months ended June 30, 2006 were $0.4 million and $1.0 million, respectively.

The valuation provisions of SFAS No. 123R require us to estimate certain variables such as estimated volatility and expected life, which if they change, could have a significant impact on the stock-based compensation amount we recognize.

Results of Operations

Comparison of the Three Months Ended June 30, 2006 and 2005

Revenues

Revenues for the three months ended June 30, 2006 were $67,000, an increase of $35,000 over the three months ended June 30, 2005. The increase was due to increased activity under the Argenes master services agreement.

Research and Development

Research and development expenses of $6.5 million for the three months ended June 30, 2006 were essentially flat when compared to $6.7 million for the three months ended June 30, 2005.

We expect that fees paid to external service providers will increase as we continue development of our existing product candidates. We anticipate that our research and development expenses will continue to increase in future periods as we expend additional capital to conduct clinical trials and develop our product candidates.

General and Administrative

General and administrative expenses were $2.2 million for the three months ended June 30, 2006, an increase of $0.5 million when compared to $1.7 million for the three months ended June 30, 2005. The increase was primarily due to stock-based compensation expense under the newly adopted SFAS No. 123R related to stock option grants in the second quarter of 2006.

We anticipate increases in general and administrative expenses in future periods as we expand our administrative organization and incur additional costs for insurance, professional and consulting fees associated with operating as a public company and to support the future growth of our research and development programs.

Interest Income

Interest income primarily consists of income earned on our cash and investment balances and totaled $1.5 million and $1.1 million for the three months ended June 30, 2006 and 2005, respectively. The increase was primarily due to higher yields on our average cash and investment balances.

Comparison of the Six Months Ended June 30, 2006 and 2005

Revenues

Revenues for the six months ended June 30, 2006 were $259,000, an increase of $225,000 over the six months ended June 30, 2005. The increase was due to increased activity under the Argenes master services agreement.

Research and Development

Research and development expenses were $14.3 million for the six months ended June 30, 2006, an increase of $3.5 million from $10.8 million for the six months ended June 30, 2005. This increase was primarily due to:

•	an increase of $3.9 million in clinical trial and related costs and other development costs; and

•	a decrease of $0.4 million in unallocated expenses.

We expect that fees paid to external service providers will continue to increase as we continue development of our existing product candidates. We anticipate that our research and development expenses will continue to increase in future periods as we expend additional capital to conduct clinical trials and develop our product candidates.

General and Administrative

General and administrative expenses were $4.4 million for the six months ended June 30, 2006, an increase of $1.4 million when compared to $3.0 million for the six months ended June 30, 2005. This increase was primarily due to:

•	an increase of $0.8 million of employee stock-based compensation resulting from option grants to our employees and directors under our stock option plans and adoption of the provisions of SFAS No. 123R;

•	an increase of $0.1 million of impairment charges from sub-leasing of a portion of our corporate headquarters;

•	an increase of $0.1 million of various legal, accounting, consulting fees and other consulting related expenses; and

•	an increase of $0.4 million of other expenses.

We anticipate increases in general and administrative expenses in future periods as we expand our administrative organization and incur additional costs for insurance, professional and consulting fees associated with operating as a public company and to support the future growth of our research and development programs.

Interest Income

Interest income primarily consists of income earned on our cash and investment balances and totaled $2.9 million and $1.8 million for the six months ended June 30, 2006 and 2005, respectively. The $1.1 million increase was primarily due to the increase in our average cash and investment balances as a result of the proceeds from our initial public offering (“IPO”).

Liquidity and Capital Resources

Since our inception, our operations have been financed through the private placement of our equity securities and through the public sale of our common stock in our IPO. Through June 30, 2006, we received estimated net proceeds of $190.3 million from the sale of equity securities as follows:

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

As of June 30, 2006, we had $15.1 million in cash and cash equivalents as compared to $37.7 million as of December 31, 2005, a decrease of $22.6 million. Net cash used in operating activities amounted to $14.7 million for the six months ended June 30, 2006, primarily due to the net loss of $15.7 million, offset by non-cash stock-based compensation expense of $1.0 million for the period. Net cash used in investing activities for the six months ended June 30, 2006 was $7.0 million and primarily consisted of net purchases of investments. Net cash used in financing activities amounted to $0.9 million for the six months ended June 30, 2006, primarily due to the repurchase of outstanding stock pursuant to a publicly-announced repurchase program.

We believe our existing cash, cash equivalents and marketable securities as of June 30, 2006 will be sufficient to meet our projected operating requirements through at least December 31, 2007.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Subsequent to June 30, 2006 we received a notice of mediation from the Tokyo District Court in regards to the termination of employment of a former executive located in Tokyo, Japan. The former executive was a party to an employment agreement that stipulated six months of severance pay upon termination. We offered to the former executive the severance benefits provided under his employment agreement at the time he was removed from office; however he rejected that offer and claimed entitlement to 12 months of compensation and certain other amounts related to employee benefits. We will participate in the mediation process; however we intend vigorously to defend ourselves if the mediation does not result in an acceptable resolution to the issues raised by the former executive and he pursues litigation. In the event that the mediation does not result in an acceptable resolution to the matter and the former executive pursues litigation, management does not believe an adverse ruling in any such litigation will have a material adverse effect on our financial condition or results of operations.

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

We are a development stage specialty pharmaceutical company with a limited operating history. We have incurred significant net losses since our inception. For the three months and six months ended June 30, 2006, we had a net loss of $7.2 million and $15.7 million, respectively. At June 30, 2006, our accumulated deficit was approximately $136.1 million. Our annual net losses may increase over the next several years as we expand and incur significant clinical development costs.

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

We license the rights to develop and market our product candidates. Currently, we have licensed six compounds for the development of eight product candidates. They are:

•	MN-001 for bronchial asthma and interstitial cystitis licensed from Kyorin Pharmaceutical;

•	MN-029 for solid tumors licensed from Angiogene Pharmaceuticals;

•	MN-305 for generalized anxiety disorder licensed from Mitsubishi Pharma Corporation;

•	MN-166 for multiple sclerosis licensed from Kyorin Pharmaceutical;

•	MN-221 for preterm labor and status asthmaticus licensed from Kissei Pharmaceutical; and

•	MN-246 for urinary incontinence and pollakisuria licensed from Mitsubishi Pharma Corporation.

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

All eight of our product candidates are in clinical development, the process that is required to receive regulatory approval for commercial sale. The regulatory approval process is long, complex and costly. It may take several years to complete the clinical development necessary to commercialize a drug, and delays or failure can occur at any stage, which may result in our inability to market and sell products derived from our product candidates and to generate product revenues. Of the large number of drugs in development, only a small percentage result in the submission of a New Drug Application, or NDA, to the Food and Drug Administration, or FDA, and even fewer are approved for commercialization. Interim results of clinical trials do not necessarily predict final results, and success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials even after promising results in earlier trials.

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

To date, we have regulatory approval to conduct clinical trials for all eight product development programs. Investigational New Drug, or IND, applications were approved and are active for six product candidates. We have Clinical Trial Authorizations, or CTAs, the equivalent of a U.S. IND, approved and active to conduct a

Phase II study for MN-166 in patients with multiple sclerosis in five countries in Eastern Europe and a CTA approved in Canada to conduct a Phase I study for MN-246 in healthy subjects.

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

We have consumed substantial amounts of capital since our inception. From our inception to June 30, 2006, we have an accumulated deficit of $136.1 million. Although we believe our existing cash and investments will be sufficient to fund our anticipated cash requirements at least through December 31, 2007, we will require significant additional financing in the future to fund our operations thereafter. Our future capital requirements will depend on, and could increase significantly as a result of many factors including:

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

To date, we have obtained licensed rights to ten issued U.S. patents and two U.S. patent applications. We also have obtained licensed rights to 64 issued and pending foreign patents corresponding to these U.S. patents. The patents to which we have licensed rights are set to expire between 2009 and 2020. In addition to these licensed rights, we hold two issued U.S. patents, as well as one U.S. patent application relating to MN-001 and its metabolite, MN-002. These patents and pending patent applications contain claims directed to, among other things, compounds, compositions, methods of use and/or methods of manufacture.

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

The trading price of our common stock could fluctuate due to the factors discussed in this Report. For example, since the date of our initial public offering through June 30, 2006, our stock has traded as high as 440 Japanese Yen (or approximately $4.19) and as low as 105 Japanese Yen (or approximately $0.89) per share. The trading market for our common stock also may be influenced by the research and reports that industry or securities analysts publish about us or our industry. If one or more of the analysts who cover us or our industry were to publish an unfavorable research report or to downgrade our stock, our stock price likely would decline. If one or more of these analysts were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

If the holders of the shares offered by the registration statement dated September 19, 2005, or the registration statement dated November 23, 2005 were to determine to sell all or a significant portion of their shares at one time, there would be significant downward pressure on our stock price and it may be difficult to sell your shares.

On September 19, 2005, we filed a Registration Statement on Form S-1 to register 67,335,356 shares of common stock for resale from time to time, which registration statement was subsequently declared effective by the U.S. Securities and Exchange Commission, or SEC. The registered shares were beneficially owned by 47 holders. On November 23, 2005, we filed a Registration Statement on Form S-1 to register 13,356,572 shares issuable upon the exercise of warrants held by three individuals, of which warrants held by our two founders that relate to 12,856,572 shares are exercisable at $0.10 per share and a warrant held by a separate investor that relates to 500,000 shares is exercisable at $1.00 per share. The trading volume for our stock is low, with an average trading volume of approximately 121,318 shares per day during the month of June 2006. If the holders of the shares offered by these registration statements, to the extent such shares have not been sold already, were to attempt immediately to sell their shares, there would be significant downward pressure on our stock price and it may be difficult, or even impossible, to find a buyer for shares of our common stock. The warrants held by our founders expire in 2007 and the warrant held by the other party expires in 2009. If the foregoing warrants are exercised, our stockholders will experience immediate and substantial dilution.

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

As of June 30, 2006, we had used approximately $35.4 million of the net proceeds from our initial public offering to fund our operations, including development of our clinical programs and payment of $0.5 million in compensation to our Executive Chairman of the Board and President and Chief Executive Officer, and Acting Chief Financial Officer, Dr. Yuichi Iwaki. In addition, as of June 30, 2006, we had used $1.1 million for acquisitions of property and equipment. Other than the compensation paid to Dr. Iwaki, no proceeds were paid directly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We expect to use a majority of the remainder of the net proceeds from our initial public offering to continue the development of our existing clinical programs. In addition, we may use a portion of the net proceeds from our initial public offering to acquire technologies or businesses that are complementary to our own, but we currently have no commitments or agreements relating to any such transaction.

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

Repurchases of Equity Securities

Period	Total Number of Shares Purchased (#)(a)	Weighted Average Price Paid per Share (Japanese yen)	Total Number of Shares Purchased as Part of Publicly Announced Program (#)(a)	Number of Shares that may yet be Purchased under Our Program (#)
January 2006	—	—	—	4,950,000

February 2006	332,000	126 yen (approximately $1.08)	382,000	4,618,000

March 2006	416,000	129 yen (approximately $1.11)	798,000	4,202,000

April 2006	—	—	798,000	4,202,000

May 2006	102,000	146 yen (approximately $1.31)	900,000	4,100,000

June 2006	25,000	139 yen (approximately $1.26)	925,000	4,075,000

Total	875,000	130 yen (approximately $1.13)	925,000	4,075,000

(a)	In December 2005, our Board of Directors authorized the repurchase of up to 5.0 million shares of our common stock at an aggregate purchase price of up to 700.0 million Japanese yen. On June 14, 2006 our Board of Directors announced the extension of such repurchase program through December 31, 2006. We publicly announced the repurchase program in our press release dated December 5, 2005, which was attached as Exhibit 99.1 of our Current Report on Form 8-K filed with the SEC on December 5, 2005. We publicly announced the extension of such repurchase program in our press release dated June 14, 2006, which was attached as Exhibit 99.1 of our Current Report on Form 8-K filed with the SEC on June 16, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our Annual Meeting of Stockholders held May 4, 2006, Yuichi Iwaki, M.D., Ph.D., and Daniel Vapnek, Ph.D. were re-elected Class II Directors to serve until the Annual Meeting of Stockholders in 2009 or until their successors are duly elected. Also at the Annual Meeting, stockholders ratified the Board of Directors’ selection of Ernst & Young LLP as our registered independent public accounting firm for the year ending December 31, 2006.

Votes were cast as follows:

Election of Directors
	For	Withhold Authority
Yuichi Iwaki M.D., Ph.D.	58,385,756	785,000
Daniel Vapnek, Ph.D.	58,404,756	766,000

Ratification of Auditors

	For	Against	Abstain
	58,970,756	123,000	77,000

ITEM 5. OTHER INFORMATION.

None.

ITEM	6. EXHIBITS.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: August 9, 2006	By:	/s/ YUICHI IWAKI

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