Form 10-Q/A
period 2006-06-30
MEDICINOVA INC
filed 2006-08-11
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 000-51133

MEDICINOVA, INC.

(Exact name of Registrant as specified in its charter)

Delaware	33-0927979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4350 La Jolla Village Drive, Suite 950

San Diego, CA 92122

(858) 373-1500

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                 Accelerated filer ☒                Non-accelerated filer  ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of July 31, 2006 the registrant had 100,764,856 shares of Common Stock ($0.001 par value) outstanding.

EXPLANATORY NOTE

This Amendment to the Form 10-Q filed on August 9, 2006 is filed by MediciNova, Inc. (the “Company”) to amend and restate Note 6, Related Party Transactions of the Notes to Financial Statements. The change specifically relates to the compensation earned by Dr. Iwaki during the three months ended June 30, 2006. In the Form 10-Q for the quarterly period ended June 30, 2006, Note 6 states that Dr. Iwaki earned $187,500 in the three month period ended June 30, 2006, which is incorrect. The actual amount paid to Dr. Iwaki in the three month period ended June 30, 2006 was $87,500. The correct text of Note 6, as amended, follows.

6. Related Party Transactions

Our board of directors approved an arrangement in September 2001 to engage Dr. Yuichi Iwaki, Executive Chairman of the Board, as a consultant in connection with financing transactions and business development activities. In November 2003, we amended the arrangement and in November 2004, we further amended the arrangement pursuant to a consulting agreement dated as of November 22, 2004. Pursuant to such arrangement, Dr. Iwaki was paid $20,000 per month plus other cash or stock compensation, if any, as the board of directors deems appropriate for his services rendered. In fiscal 2006, Dr. Iwaki’s consulting fee was increased to $29,167 based on the findings of an independent study covering executive compensation. Compensation earned by Dr. Iwaki during the three months and six months ended June 30, 2006 were $87,500 and $175,000, respectively, and compensation earned during the three months and six months ended June 30, 2005 were $60,000 and $120,000, respectively.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 11, 2006	MEDICINOVA, INC.

	By:	/s/ SHINTARO ASAKO
	Name:	Shintaro Asako
	Its:	Principal Accounting Officer and V.P. Accounting & Administration