Form 10-Q
period 2007-06-30
MEDICINOVA INC
filed 2007-08-09
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of August 7, 2007, the registrant had 11,624,581 shares of Common Stock ($0.001 par value) outstanding.

MEDICINOVA, INC.

(a development stage company)

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,654,344	$8,334,496
Marketable securities available-for-sale	73,205,968	95,716,690
Prepaid expenses and other current assets	3,903,833	6,618,994

Total current assets	89,764,145	110,670,180
Property and equipment, net	867,190	870,645
Other assets	—	50,000

Total assets	$90,631,335	$111,590,825

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,020,067	$3,828,270
Accrued expenses	9,017,028	6,332,269
Accrued compensation and related expenses	503,260	408,004

Total current liabilities	12,540,355	10,568,543
Deferred rent	23,173	41,374
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized at June 30, 2007 and December 31, 2006; 11,754,181 and 10,421,985 shares issued at June 30, 2007 and December 31, 2006, respectively	11,754	10,422
Additional paid-in capital	271,344,282	258,611,697
Accumulated other comprehensive loss	(12,844)	(49,205)
Treasury stock, at cost; 129,600 shares at June 30, 2007 and December 31, 2006	(1,437,870)	(1,437,870)
Deficit accumulated during the development stage	(191,837,515)	(156,154,136)

Total stockholders’ equity	78,067,807	100,980,908

Total liabilities and stockholders’ equity	$90,631,335	$111,590,825

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from September 26, 2000 (inception) to June 30, 2007
	2007	2006	2007	2006
Revenues	$—	$66,672	$—	$258,876	$1,558,227
Operating expenses:
Cost of revenues	—	49,725	—	141,606	1,258,421
Research and development	17,855,366	6,508,317	32,060,611	14,260,567	109,784,563
General and administrative	3,045,782	2,197,707	6,059,514	4,402,416	64,573,654

Total operating expenses	20,901,148	8,755,749	38,120,125	18,804,589	175,616,638

Operating loss	(20,901,148)	(8,689,077)	(38,120,125)	(18,545,713)	(174,058,411)
Interest income	1,121,330	1,456,170	2,436,747	2,863,323	13,584,018

Net loss	(19,779,818)	(7,232,907)	(35,683,378)	(15,682,390)	(160,474,393)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	(98,445)
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	—	—	—	—	(31,264,677)

Net loss applicable to common stockholders	$(19,779,818)	$(7,232,907)	$(35,683,378)	$(15,682,390)	$(191,837,515)

Basic and diluted net loss per common share	$(1.68)	$(0.72)	$(3.08)	$(1.69)

Shares used to compute basic and diluted net loss per common share	11,754,181	10,083,063	11,575,550	9,285,666

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,		Period from September 26, 2000 (inception) to June 30, 2007
	2007	2006
Operating activities:
Net loss	$(35,683,378)	$(15,682,390)	$(160,474,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,095,325	1,026,597	38,919,159
Depreciation and amortization	258,638	172,514	1,013,703
Amortization of premium/discount on marketable securities	(155,677)	(552,726)	(1,769,815)
Impairment of property and equipment	—	35,259	35,259
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,761,679	150,588	(3,907,315)
Accounts payable, accrued expenses and deferred rent	1,858,356	765,244	12,060,269
Accrued compensation and related expenses	95,256	(661,218)	503,260

Net cash used in operating activities	(28,769,801)	(14,746,132)	(113,619,872)

Investing activities:
Purchases of marketable securities available-for-sale	(16,509,045)	(42,857,020)	(350,002,166)
Maturities of marketable securities available-for-sale	39,215,285	36,003,000	278,556,649
Acquisition of property and equipment	(317,207)	(146,821)	(2,172,997)
Proceeds from sales of property and equipment	62,024	—	256,845

Net cash provided by (used in) investing activities	22,451,057	(7,000,841)	(73,361,669)

Financing activities:
Net proceeds from the sale of common stock	10,638,592	129,000	120,856,784
Sale of preferred stock, net of issuance costs	—	—	80,216,971
Purchase of treasury stock	—	(984,815)	(1,437,870)

Net cash provided by (used in) financing activities	10,638,592	(855,815)	199,635,885

Net increase (decrease) in cash and cash equivalents	4,319,848	(22,602,788)	12,654,344
Cash and cash equivalents, beginning of period	8,334,496	37,677,985	—

Cash and cash equivalents, end of period	$12,654,344	$15,075,197	$12,654,344

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock upon IPO	$—	$—	$43,515,677

Unrealized (gain)/loss on marketable securities available-for-sale	$(39,841)	$4,015	$9,364

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

1. Interim Financial Information

The Company

We were incorporated in the state of Delaware in September 2000. We are a biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics. Through strategic alliances primarily with Japanese pharmaceutical companies, we are developing a diversified portfolio of product candidates, each of which we believe is protected by patent assets having claims of a commercially adequate scope, a well-characterized and differentiated therapeutic profile and attractive commercial potential.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented have been included. Operating results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other period. For further information, see the financial statements and disclosures thereto for the year ended December 31, 2006 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Principles of Consolidation

The consolidated financial statements include the accounts of MediciNova, Inc. and its wholly-owned subsidiaries. MediciNova, Inc. and its subsidiaries are collectively referred to herein as “we,” “our” or “us.”

On December 11, 2006, MediciNova (Europe) Limited, a wholly-owned subsidiary of MediciNova, Inc., was incorporated under the laws of England and Wales and established for the purpose of facilitating the clinical development of our compounds for the European marketplace. MediciNova (Europe) Limited’s functional currency is the U.S. dollar, the reporting currency of its parent.

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

Use of Estimates

We have prepared the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

New Accounting Standards Not Yet Adopted

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007, which will be our fiscal year 2008. We believe that the adoption of EITF 07-3 will not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows an entity to voluntarily choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007, which will be our fiscal year 2008. We have not yet evaluated the potential impact of adopting SFAS No. 159 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, which will be our fiscal year 2008. We have not yet evaluated the potential impact of adopting SFAS No. 157 on our consolidated financial statements.

2. Marketable Securities Available-for-Sale

Marketable securities available-for-sale consist of high-grade auction rate securities (“ARS”), corporate debt securities and government-sponsored securities. All of the corporate debt securities and the government- sponsored securities have contractual maturities of 12 months or less as of June 30, 2007. The ARS have either a stated or perpetual maturity that is structured with short-term holding periods. At the end of each holding period, a new auction is held to determine the rate or dividend for the next holding period. We can sell or continue to hold securities at par at each auction. In order for us to sell ARS, the auction needs to be successful whereby demand in the marketplace exceeds the supply. The length of each holding period is determined at the original issuance of the ARS. ARS holding periods range from seven to 63 days. As of June 30, 2006, our ARS consisted of $32,300,000 of perpetual securities and $54,300,000 of securities with stated maturity dates ranging from 2022 to 2044 and reset dates of up to 63 days. As of June 30, 2007, our ARS consisted of $3,000,000 of perpetual securities and $61,325,000 of securities with stated maturity dates ranging from 2009 to 2047 and reset dates of up to 63 days.

	June 30, 2007				December 31, 2006
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Auction rate securities	$64,325,000	$—	$—	$64,325,000	$83,425,000	$—	$—	$83,425,000
Corporate debt securities	1,498,883	319	—	1,499,202	2,948,618	1,372	—	2,949,990
Government- sponsored securities	7,391,449	—	(9,683)	7,381,766	9,392,277	—	(50,577)	9,341,700

	$73,215,332	$319	$(9,683)	$73,205,968	$95,765,895	$1,372	$(50,577)	$95,716,690

As of June 30, 2007, the unrealized gains and losses on corporate debt securities and government-sponsored securities were primarily caused by recent increases in interest rates and timing. Based on an evaluation of the credit standing of each issuer, management believes it is probable that we will be able to collect all amounts due according to the contractual terms. We had no realized losses on sales of investment securities available-for-sale for the three months and six months ended June 30, 2007.

3. Net Loss Per Share

Basic net loss per share applicable to common stockholders is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common share equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, convertible preferred stock (of which we have none outstanding), stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

Common stock equivalents of options to purchase 2,066,153 shares of common stock and warrants to purchase 417,828 shares of common stock and common stock equivalents of options to purchase 670,916 shares of common stock and warrants to purchase 1,036,668 shares of common stock for the three months and six months ended June 30, 2007 and 2006, respectively, are excluded from the calculations of diluted loss per share for all periods presented because the effect is non-dilutive.

4. Comprehensive Income (Loss)

We have applied SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). Comprehensive loss did not differ significantly from net loss for all periods presented.

5. Share-Based Payments

We currently maintain two equity-based compensation plans: (i) the MediciNova, Inc. 2000 General Stock Incentive Plan (the “2000 Plan”) and (ii) the MediciNova, Inc. Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”). We currently grant stock options to our employees, officers, directors and consultants under the 2004 Plan, the successor to the 2000 Plan. Stock options issued to non-employees were recorded at their fair value as determined in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Effective January 1, 2006, the benefits provided under these Plans constitute share-based compensation subject to the provisions of SFAS No. 123R, Share-Based Payments.

As a result of the adoption of SFAS No. 123R, our net losses for the three months and six months ended June 30, 2007 and three months and six months ended June 30, 2006 were higher by approximately $1.2 million and $2.1 million and $0.2 million and $0.8 million, respectively, than if we had continued to account for share-based compensation under Accounting Principles Board (“APB”) Opinion No. 25. For the three months and six months ended June 30, 2007 and three months and six months ended June 30, 2006, share-based compensation expense related to stock options was primarily recorded as a component of general and administrative expense. There were no stock option exercises during the three months and six months ended June 30, 2007. As of June 30, 2007, there was $10.4 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.9 years.

The exercise prices of options to purchase 18,000 shares of common stock and 145,000 shares of common stock granted during the three months and six months ended June 30, 2007, respectively, were either equal to market value or at prices above market value on the date of grant and the share-based compensation expense for such stock options is reflected in our operating results for the three months and six months ended June 30, 2007. The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Risk free interest rate	5.03%	5.00%	4.71%	4.41%
Expected volatility of common stock	69.00%	69.00%	69.00%	69.00%
Dividend yield	0.00	0.00	0.00	0.00
Expected option term (in years)	4.0	6.0	4.0	6.0

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our employee stock options. The expected volatility is based on the weighted average volatility of our stock price, factoring in changes in the daily share price and the volatility of certain peers within our industry sector. We have not paid any dividends on our common stock since our inception, and we do not anticipate paying dividends on our common stock in the foreseeable future. For fiscal year 2007, the expected life of employee stock options represents the weighted average of the expected life of our stock options and the expected stock option life of our peer group’s stock options. In fiscal year 2006, the expected life of employee stock options represents the average of the life of the options and the average vesting period and is a derived output of the simplified method, as allowed under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment.

As share-based compensation expense recognized in the accompanying consolidated statement of operations for the three months and six months ended June 30, 2007 was based on awards ultimately expected to vest, such expense should be reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures have been estimated at 15% based on fiscal year 2006’s turnover rate and certain other facts. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal year 2006, we accounted for forfeitures as they occurred. Our determination of fair value is affected by our stock price, as well as a number of assumptions that require our judgment. The weighted-average fair value of each stock option granted during the three months and six months ended June 30, 2007, estimated as of the grant date using the Black-Scholes option valuation model, was $3.19 per stock option and $5.27 per stock option, respectively, as compared to $8.90 per stock option and $7.80 per stock option during the three months and six months ended June 30, 2006, respectively.

6. Income Taxes

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, we had no cumulative effect adjustment, and therefore no change to the January 1, 2007 balance in retained earnings. At January 1, 2007 and June 30, 2007, we had no unrecognized tax benefits that, if recognized, would affect our effective income tax rate in future periods.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrued interest or penalties at January 1, 2007 and no accrued interest or penalties at June 30, 2007.

We are subject to taxation in the United States and various state jurisdictions. Our tax years for fiscal year 2000 and forward are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows. At January 1, 2007, we had net deferred tax assets of $37.1 million. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding our ability to generate future taxable income in order to realize these assets, a full valuation has been established to offset our net deferred tax asset. Additionally, the future utilization of our NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. We have not yet determined whether such an ownership change has occurred; however, we plan to complete an Internal Revenue Code Section 382 analysis regarding the limitation of the net operating losses and research and development credits. When this analysis is completed, we plan to update our unrecognized tax benefits under FIN 48. Therefore, we expect that the unrecognized tax benefits may change within 12 months of June 30, 2007. At this time, we cannot estimate how much the unrecognized tax benefits may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

7. Related Party Transactions

Effective January 1, 2007, Yuichi Iwaki, M.D., Ph.D., our President and Chief Executive Officer, became a full time employee of the company. On March 30, 2007, our board of directors approved an Executive Employment Agreement for Dr. Iwaki, which we entered into with Dr. Iwaki on April 1, 2007.

On May 4, 2007, our board of directors approved the modification of certain stock option grants received by Dr. Iwaki while serving in his consulting capacity as President and Chief Executive Officer as a result of the change in Dr. Iwaki’s status from consultant to employee. Two nonqualified stock option (“NSO”) grants received by Dr. Iwaki for 40,000 shares of common stock and 333,503 shares of common stock, which were granted on January 4, 2006 and November 12, 2006, respectively, were modified such that the NSO grants were cancelled and new grants of incentive stock options equal in number to the prior NSO grants were granted at the prior exercise prices and with the original vesting schedules approved for the cancelled NSO grants. Pursuant to SFAS No. 123R, there is no impact to our consolidated financial results related to the modification from nonqualified stock options to incentive stock options as there is no incremental value attributed to the modified awards.

8. Commitments and Contingencies

Termination of Phase III Trial for MN-001, Bronchial Asthma

On June 26, 2007, we announced a strategic initiative to focus our resources on the development and commercialization of two key assets in our development pipeline, MN-221 and MN-166. As part of this strategy, we discontinued clinical development of MN-001 in its current immediate-release formulation to continue work on development of a once-per-day oral dosage form of MN-001 prior to initiating any further Phase III clinical testing. As such, we terminated the Phase III clinical trial of MN-001 for the treatment of bronchial asthma, in which 213 bronchial asthma patients had been enrolled. Our financial results for the three months and six months ended June 30, 2007 reflect additional research and development expense of $2.7 million based on the current estimate of costs to terminate this clinical trial. We will continue to evaluate this estimate as we proceed with the wind down of this clinical trial.

Legal Proceedings

On April 30, 2007, a participant in one of our clinical trials filed a lawsuit against us, the clinical investigatory site where the individual participated in the clinical trial and the chief investigator at such clinical investigatory site. The complaint alleges that the plaintiff’s daughter suffered permanent injuries in utero as a result of the plaintiff’s participation in our clinical trial. We were served with the complaint on June 18, 2007. In the complaint, the plaintiff seeks damages, legal fees and other relief deemed proper. The lawsuit is at its initial stages, and we are conducting our factual investigation. We believe that we have meritorious defenses to the plaintiff’s claims and intend to defend the lawsuit vigorously; however, litigation is inherently uncertain, and we may not prevail in this matter. While it is premature to determine the outcome of this matter, our insurance carrier has initially assumed defense of this lawsuit. As a result, we do not believe that the lawsuit will have a material adverse effect on our business, financial condition or operating results.

In addition, we may become involved in various disputes and legal proceedings which arise in the ordinary course of business. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any of these matters may occur which could harm our business. We are not currently aware of any such claims or legal proceedings that we believe will have a material adverse affect on our business, financial condition or operating results.

9. Stockholders’ Equity

Stock Options

We currently maintain two equity-based compensation plans: (i) the 2000 Plan and (ii) the 2004 Plan. Each of the 2000 Plan and the 2004 Plan provide for the issuance of equity-based awards to employees, officers, directors and consultants and are administered by our board of directors or a committee thereof. Stock options granted under each plan vest and expire based on periods determined by the board of directors or a committee thereof, but in no event can the expiration date be later than ten years from the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% the total combined voting power of all classes of our outstanding stock (a “10% owner”). Stock options may be either incentive stock options or nonqualified stock options. The per share exercise price of an incentive stock option may not be less than 100% of the fair market value of our common stock on the date the option is granted (110% of the fair market value if the grant is to a 10% owner). The per share exercise price of a nonqualified stock option may not be less than 85% of the fair market value of our common stock on the date the option is granted.

We currently grant stock options to our employees, officers, directors and consultants under the 2004 Plan, the successor to the 2000 Plan. No additional stock options have been or will be issued under the 2000 Plan subsequent to our initial public offering. However, options previously granted under the 2000 Plan will remain outstanding until the earlier of expiration or exercise.

A summary of the changes in stock options outstanding under the 2000 Plan and 2004 Plan during the six months ended June 30, 2007 is as follows:

	Options	Weighted average exercise price
Balance at December 31, 2006	2,038,791	$12.86
Granted	145,000	$16.65
Exercised	—	$—
Cancelled	(117,638)	$20.54

Balance at June 30, 2007	2,066,153	$12.68

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2007, outstanding at June 30, 2007 and exercisable at June 30, 2007 was $0, in each case. Of the total stock options outstanding as of June 30, 2007, options to purchase 562,036 shares of common stock are exercisable, with a weighted average exercise price of $13.99 per share and a weighted average contractual life of 8.4 years.

Founders’ Warrants

In January 2007, a founder exercised warrants to purchase 359,248 shares of our common stock at $1.00 per share in a cashless exercise that resulted in the issuance of 332,196 shares of common stock. As of June 30, 2007, the number of underlying shares of common stock that could be purchased under the terms of the founders’ warrants was 367,828.

Employee Stock Purchase Plan

Under the MediciNova, Inc. 2007 Employee Stock Purchase Plan (“ESPP”), 300,000 shares of our common stock have been reserved for issuance. The ESPP permits full-time employees to purchase our common stock through payroll deductions (which cannot exceed 15% of each employee’s compensation) at the lower of 85% of fair market value at the beginning of the offering period or the end of each six-month purchase period. At June 30, 2007, 300,000 shares of common stock were available for purchase under the ESPP.

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

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this Quarterly Report on Form 10-Q under the caption “Item 1A, Risk Factors” and the differences may be material. Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, statements regarding our operating strategy, product development and growth strategy, acquisition strategy, plans, objectives, clinical trials, industry, financial condition, liquidity and capital resources, future performance and other statements that are not historical facts. Such forward-looking statements may include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would” or similar expressions. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not rely unduly on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Overview and Recent Developments

We are a biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics. Through strategic alliances primarily with Japanese pharmaceutical companies, we are developing a diversified portfolio of product candidates, each of which we believe is protected by patent assets having claims of commercially adequate scope, a well-characterized and differentiated therapeutic profile and attractive commercial potential.

We are a development stage company. We have incurred significant net losses since our inception. At June 30, 2007, from inception, our accumulated deficit was approximately $191.8 million, including $38.9 million of non-cash stock-based compensation charges related to employee stock-based compensation and founders’ warrants. We expect to incur substantial net losses for the next several years as we continue to develop our existing product development programs and over the long-term as we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

Our development programs consist of:

•

MN-001 for the treatment of bronchial asthma, for which we initiated a Phase III clinical trial in the fourth quarter of 2006 that we subsequently terminated in the second quarter of 2007 in order to focus on the development of a once-per-day oral dosage form;

•	MN-221 for the treatment of status asthmaticus, for which we initiated a Phase II clinical trial in the fourth quarter of 2006;

•

MN-166 for the treatment of multiple sclerosis, for which we initiated a two-year randomized, double-blind, placebo-controlled multi-center Phase II clinical trial in Eastern Europe in the third quarter of 2005 and announced positive clinical one-year results in March 2007;

•	MN-001 for the treatment of interstitial cystitis, for which we completed a Phase II/III clinical trial in the first quarter of 2007;

•

MN-029 for the treatment of solid tumors, for which we completed one Phase I clinical trial in the second quarter of 2006 and currently have one Phase I clinical trial ongoing in the United States (three patients remain on extended treatment);

•

MN-305 for the treatment of Generalized Anxiety Disorder/insomnia, for which we completed a Phase II/III clinical trial for the treatment of Generalized Anxiety Disorder in the second quarter of 2006 and completed enrollment of a separate Phase II clinical trial for the treatment of insomnia in the second quarter of 2007;

•

MN-221 for the treatment of preterm labor, for which a Phase Ib clinical study to investigate the pharmacokinetic profile of MN-221 in healthy pregnant women not in labor was completed in the second quarter of 2007;

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

On January 4, 2007, MediciNova Japan, Inc., a wholly-owned subsidiary, was incorporated under the laws of Japan. We established this subsidiary in Tokyo, Japan to strengthen business development and investor and public relations activities in Japan and other Asian countries.

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

On January 22, 2007, we announced the initiation of a Phase II clinical study of MN-305 for the treatment of insomnia based on clinical observations of a beneficial therapeutic effect on insomnia in patients with General Anxiety Disorder, or GAD. In a recently completed Phase II/III randomized, double-blind, placebo-controlled clinical trial of MN-305 in 416 patients with GAD, a statistically significant improvement in the insomnia item of the Hamilton Anxiety Rating Scale was observed in patients treated with 0.5 to 6 mg of MN-305 per day. To further test this clinical finding, we initiated a randomized, double-blind, placebo-controlled, crossover dose-response Phase II clinical study to assess the safety and efficacy of MN-305 in patients with primary insomnia with sleep maintenance difficulties. This study will assess the effects of three dosages of MN-305 (1 mg, 3 mg and 6 mg) and placebo, all administered orally approximately 60 minutes before bedtime in 97 subjects at approximately ten study centers in the United States.

On January 29, 2007, we announced a public offering of 1,000,000 shares of common stock at a purchase price of $12.00 per share. On February 1, 2007, we completed the public offering and received aggregate proceeds of approximately $10.6 million, net of underwriting discounts and commissions and certain other costs associated with the offering totaling $1.4 million.

On March 27, 2007, we announced one-year clinical results of a Phase II clinical trial of MN-166 that measures both surrogate (radiological) and clinical outcomes over two years of treatment in 297 patients with relapsing multiple sclerosis, or MS. The randomized, double-blind, placebo-controlled trial showed a significant increase in the proportion of patients who remained relapse-free over the first 12 months of treatment with 60 mg per day of MN-166 compared to placebo (p=0.03). The time to first relapse was also significantly increased in patients treated with 60 mg of MN-166 per day compared to placebo (p=0.04). Positive trends were also observed in the annualized relapse rate (p=0.08) and number of relapses (p=0.10) among patients who completed the full first 12 months of treatment with 60 mg of MN-166 per day compared to those patients completing the first 12 months of treatment on placebo. A significant reduction in brain volume loss (p=0.04), as measured by cranial magnetic resonance imaging, or MRI, scans, was observed in patients treated with 60 mg per day of MN-166 compared to placebo. Loss of brain volume on MRI has been shown to correlate with clinical progression and disability in MS patients. Positive trends were also observed in several other radiological outcome measures, including the volume of gadolinium-enhancing (T1) lesions (p=0.09) in patients treated with 60 mg of MN-166 per day compared with placebo. However, no reduction in the cumulative number of active (gadolinium-enhancing (T1) and non-enhancing new/enlarging (T2)) lesions on cranial MRI scans over 12 months of treatment was observed in patients treated with MN-166 compared to placebo, which was the protocol-defined primary endpoint of the study. No clinical or radiological benefit was observed in patients treated with 30 mg per day of MN-166.

On June 26, 2007, we announced a strategic initiative to focus our resources on the development and commercialization of two key assets in our development pipeline, MN-221 and MN-166. As part of this strategy, we discontinued clinical development of MN-001 in its current immediate-release formulation to continue work on developing a once-a-day oral dosage form prior to initiating further Phase III clinical testing of MN-001 for the treatment of bronchial asthma.

Revenues and Cost of Revenues

We have not generated any revenues from licensing, milestones or product sales to date, and we do not expect to generate any revenues from the commercialization of our product candidates within the next 12 months. Our revenues to date have been generated from development management services under master service agreements with Asahi Kasei Pharma Corporation and Argenes, Inc., pursuant to which we billed consulting fees and our pass-through clinical contract costs. The primary cost associated with our revenue was the clinical contract costs we incurred and passed-through to our customer. Our agreement with Asahi Kasei Pharma Corporation has been completed, and we terminated our agreement with Argenes, Inc. Therefore, we will not generate any further revenue from these agreements over the next 12 months or thereafter.

Research and Development

Our research and development expenses primarily consist of costs associated with the feasibility studies, licensing and pre-clinical and clinical development of our eight licensed compounds. These research and development expenses include external costs, such as fees paid to consultants, contract research organizations and other third parties, and internal costs of compensation and other expenses for research and development personnel, supplies, materials, facility costs and depreciation.

To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Unallocated” category in the table below. We charge all research and development expenses to operations as incurred.

The following table summarizes our research and development expenses for the periods indicated (in thousands):

Product Candidate	Disease/ Indication	Three months ended June 30,		Six months ended June 30,
		2007	2006	2007	2006
MN-001	Bronchial asthma	$8,087	$756	$15,062	$1,471
MN-001	Interstitial cystitis	82	1,157	173	2,264
MN-166	Multiple sclerosis	1,967	1,703	3,558	3,319
MN-305	Generalized Anxiety Disorder/insomnia	3,412	520	4,035	2,925
MN-221	Preterm labor	703	100	935	313
MN-221	Status asthmaticus	1,480	48	2,156	48
MN-029	Solid tumor	1,076	612	3,443	1,280
MN-246	Urinary incontinence	375	932	1,490	1,642
SOCC	Cancer; inflammatory diseases	—	—	—	25
MN-447	Thrombotic disorders	57	—	98	—
MN-462	Thrombotic disorders	17	—	57	—
Unallocated		599	680	1,053	974

Total research and development		$17,855	$6,508	$32,060	$14,261

Adhering to our strategy to focus investment on key assets such as MN-221 and MN-166, and in order to bring these assets substantially forward towards commercialization, we will limit our expenditures on other development programs to only those activities necessary to maximize each product candidate’s value, while aggressively pursuing a variety of initiatives to monetize such product candidates.

General and Administrative

Our general and administrative expenses primarily consist of salaries, benefits and consulting and professional fees related to our administrative, finance, human resources, legal and information systems support functions. In addition, general and administrative expenses include facilities and insurance costs.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities. We review our estimates on an on-going basis, including those related to our significant accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are the same as those noted in our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

Comparison of the Three Months Ended June 30, 2007 and 2006

Revenues

There were no revenues for the three months ended June 30, 2007, a decrease of $0.1 million when compared to $0.1 million for the three months ended June 30, 2006. The decrease in revenues was due to a lack of activity under our master services agreement with Argenes, Inc. We have terminated our agreement with Argenes, Inc. and therefore will not generate any further revenues from this agreement in fiscal year 2007 or thereafter.

Research and Development

Research and development expenses for the three months ended June 30, 2007 were $17.9 million, an increase of $11.4 million when compared to $6.5 million for the three months ended June 30, 2006. The increase in research and development expenses was primarily due to $7.3 million in development program costs related to the advancement and announced termination of a Phase III clinical trial for MN-001 for the treatment of bronchial asthma, $3.4 million in development program costs related to the advancement of a Phase II clinical trial for MN-305 for the treatment of insomnia and $2.9 million in development program costs related to the advancement of our other development programs, primarily covering our programs for MN-221 for the treatment of status asthmaticus and preterm labor, offset by $2.2 million related primarily to the completion of a Phase II clinical trial for MN-001 for the treatment of interstitial cystitis and a Phase II clinical trial for MN-305 for the treatment of GAD.

We expect that fees paid to external service providers will increase as we continue development of our existing product candidates, primarily relating to the management and conduct of clinical trials and the performance of data collection and analysis. In addition, we anticipate that our research and development expenses will continue to increase in future periods as we expend additional capital to conduct clinical trials and develop our product candidates.

General and Administrative

General and administrative expenses were $3.0 million for the three months ended June 30, 2007, an increase of $0.8 million when compared to $2.2 million for the three months ended June 30, 2006. The increase was primarily due to $0.1 million in increased administrative compensation (additional headcount and salary increases), $0.6 million in increased stock-based compensation and $0.1 million in increased miscellaneous fees.

We anticipate that our general and administrative expenses will continue to increase in future periods as we expand our infrastructure and incur additional costs for insurance and professional and consulting fees associated with operating as a dual-listed public company and supporting the future growth of our research and development programs and business development activities.

Interest Income

Interest income primarily consisted of income earned on our cash and investment balances and totaled $1.1 million for the three months ended June 30, 2007, a decrease of $0.4 million when compared to $1.5 million for the three months ended June 30, 2006. The decrease was primarily due to a decrease of our investment balances.

Comparison of the Six Months Ended June 30, 2007 and 2006

Revenues

There were no revenues for the six months ended June 30, 2007, a decrease of $0.3 million when compared to $0.3 million for the six months ended June 30, 2006. The decrease in revenues was due to a lack of activity under our master services agreement with Argenes, Inc. We have terminated our agreement with Argenes, Inc. and therefore will not generate any further revenues from this agreement in fiscal year 2007 or thereafter.

Research and Development

Research and development expenses for the six months ended June 30, 2007 were $32.1 million, an increase of $17.8 million when compared to $14.3 million for the six months ended June 30, 2006. The increase in research and development expenses was primarily due to $13.6 million in development program costs related to the advancement and announced termination of a Phase III clinical trial for MN-001 for the treatment of bronchial asthma, $3.7 million in development program costs related to the advancement of a Phase II clinical trial for MN-305 for the treatment of insomnia and $3.1 million in development program costs related to the advancement of our other development programs, primarily covering our programs for MN-029 for the treatment of solid tumors and MN-221 for the treatment of status asthmaticus and preterm labor, offset by $2.6 million related to the completion of a Phase II clinical trial for MN-001 for the treatment of interstitial cystitis and a Phase II clinical trial for MN-305 for the treatment of GAD.

We expect that fees paid to external service providers will increase as we continue development of our existing product candidates, primarily related to the management and conduct of clinical trials and the performance of data collection and analysis. In addition, we anticipate that our research and development expenses will continue to increase in future periods as we expend additional capital to conduct clinical trials and develop our product candidates.

General and Administrative

General and administrative expenses were $6.1 million for the six months ended June 30, 2007, an increase of $1.7 million when compared to $4.4 million for the six months ended June 30, 2006. The increase was primarily due to $0.3 million in increased administrative compensation (additional headcount and salary increases), $0.8 million in increased stock-based compensation and $0.6 million in increased fees (professional services and annual corporation fees) related to operating as a dual-listed public company.

We anticipate that our general and administrative expenses will continue to increase in future periods as we expand our infrastructure and incur additional costs for insurance and professional and consulting fees associated with operating as a dual-listed public company and supporting the future growth of our research and development programs and business development activities.

Interest Income

Interest income primarily consisted of income earned on our cash and investment balances and totaled $2.4 million for the six months ended June 30, 2007, a decrease of $0.5 million when compared to $2.9 million for the six months ended June 30, 2006. The decrease was primarily due to a decrease of our investment balances.

Liquidity and Capital Resources

Since our inception, our operations have been financed through the private placement of our equity securities, the public sale of our common stock and the exercise of founders’ warrants, net of treasury stock repurchases. Through June 30, 2007, we received estimated net proceeds of $201.3 million from the sale of equity securities and warrant and stock option exercises as follows:

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

At June 30, 2007, we had approximately $85.9 million in cash, cash equivalents and marketable securities available for sale compared to $104.1 million at December 31, 2006. We have invested a substantial portion of our available cash in high-grade auction rate securities, corporate debt securities and government sponsored securities. We have adopted an investment policy and established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities increased to $28.8 million for the six months ended June 30, 2007 from $14.7 million for the six months ended June 30, 2006. This increase was primarily due to the net loss of $35.7 million related to increased research and development expenses for our development programs, termination costs related to our Phase III clinical trial of MN-001 for the treatment of bronchial asthma and increased general and administrative expenses associated with such development programs. Net cash provided by investing activities for the six months ended June 30, 2007 was $22.5 million and primarily consisted of the maturity of marketable securities. Net cash provided by financing activities amounted to $10.6 million for the six months ended June 30, 2007, due to the public offering of 1,000,000 shares of our common stock which was completed on February 1, 2007.

We have consumed substantial amounts of capital since our inception. We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2007 will be sufficient to fund our anticipated operating requirements through June 30, 2008. Although we believe that our existing capital resources will be sufficient to fund our operating requirements through June 30, 2008, including all of our planned research and development programs, we may require significant additional financing in the future to fund our operations.

Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	progress in, and the costs of, our clinical trials and other research and development programs;

•	the scope, prioritization and number of research and development programs;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for clinical or commercial production of our product candidates;

•	the costs of establishing, or contracting for, sales and marketing capabilities and commercialization activities if we obtain regulatory clearances to market our product candidates; and

•	the costs associated with litigation.

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our securities, debt financings or licensing transactions, involving all or a portion of our product candidates, to the extent we are able to do so. We cannot be certain that additional sources of capital will be available to us on acceptable terms, or at all. If sources of capital are not available, we may not be in a position to pursue present or future business opportunities that require financial commitments, and we may be required to delay, reduce the scope of or terminate one or more of our product development programs or our commercialization efforts, curtail our efforts to acquire new product candidates or relinquish rights to our technologies or product candidates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 4.	CONTROLS AND PROCEDURES.

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

On April 30, 2007, a participant in one of our clinical trials filed a lawsuit against us, the clinical investigatory site where the individual participated in the clinical trial and the chief investigator at such clinical investigatory site. The complaint alleges that the plaintiff’s daughter suffered permanent injuries in utero as a result of the plaintiff’s participation in our clinical trial. We were served with the complaint on June 18, 2007. In the complaint, the plaintiff seeks damages, legal fees and other relief deemed proper. The lawsuit is at its initial stages, and we are conducting our factual investigation. We believe that we have meritorious defenses to the plaintiff’s claims and intend to defend the lawsuit vigorously; however, litigation is inherently uncertain, and we may not prevail in this matter. While it is premature to determine the outcome of this matter, our insurance carrier has initially assumed defense of this lawsuit. As a result, we do not believe that the lawsuit will have a material adverse effect on our business, financial condition or operating results.

In addition, we may become involved in various disputes and legal proceedings which arise in the ordinary course of business. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any of these matters may occur which could harm our business. We are not currently aware of any such claims or legal proceedings that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A.	RISK FACTORS.

The following section describes certain risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock and may cause our actual results to differ materially from recent results or from anticipated future results.

Risks Related to Our Business

We expect our net losses to continue for at least several years, and we are unable to predict the extent of our future losses.

We are a development-stage biopharmaceutical company with a limited operating history. We have incurred significant net losses since our inception. For the three months and six months ended June 30, 2007, we had a net loss of $19.8 million and $35.7 million, respectively, and our accumulated deficit was approximately $191.8 million at June 30, 2007. Our annual net losses may increase over the next several years as we expand our infrastructure and incur significant costs related to our product candidates.

We expect our research and development expenses to increase in connection with planned clinical trials for our product candidates and any other development projects that we may initiate. In addition, we expect our general and administrative expenses to increase as a result of several factors, including our research and development activities, our business development activities and the increased costs associated with operating as a dual-listed public company. Consequently, we expect to continue to incur significant and increasing operating losses for the foreseeable future.

We do not have any products that are approved for commercial sale and therefore do not expect to generate any revenues from product sales in the foreseeable future, if ever.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our product candidates. To date, we have not generated any product revenues and have funded our operations primarily from sales of our securities. Our only source of revenues since inception has been from development management services rendered to Asahi Kasei Pharma Corporation and Argenes, Inc., both Japanese pharmaceutical companies, in connection with their clinical development of pharmaceutical product candidates. We have completed our agreement with Asahi Kasei Pharma Corporation, and we terminated our agreement with Argenes, Inc. Therefore, we will not generate any further revenues from these agreements. We anticipate that, prior to our commercialization of a product candidate, out-licensing upfront and milestone payments will be our primary source of revenue. To obtain revenues from sales of our product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing drugs with market potential. We may never succeed in these activities, and we may not generate sufficient revenues to continue our business operations or achieve profitability.

The loss of any rights to develop and market any of our product candidates could significantly harm our business.

We license the rights to develop and market our product candidates. Currently, we have licensed rights relating to eight compounds for the development of the following ten product candidates:

•	MN-001 for bronchial asthma and interstitial cystitis licensed from Kyorin Pharmaceutical Co., Ltd.;

•	MN-221 for status asthmaticus and preterm labor licensed from Kissei Pharmaceutical Co., Ltd.;

•	MN-166 for multiple sclerosis licensed from Kyorin Pharmaceutical Co., Ltd.;

•	MN-029 for solid tumors licensed from Angiogene Pharmaceuticals, Ltd.;

•	MN-305 for anxiety disorders/insomnia licensed from Mitsubishi Pharma Corporation;

•	MN-246 for urinary incontinence licensed from Mitsubishi Pharma Corporation;

•	MN-447 for thrombotic disorders licensed from Meiji Seika Kaisha, Ltd.; and

•	MN-462 for thrombotic disorders licensed from Meiji Seika Kaisha, Ltd.

We are obligated to develop and commercialize these product candidates in accordance with mutually agreed upon terms and conditions. Our ability to satisfy some or all of the terms and conditions of our licensing agreements is dependent on numerous factors, including some factors that are outside of our control. Our license agreements may be terminated if we breach our obligations under the agreements materially and fail to cure any such breach within a specified period of time.

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

Eight of our product candidates are in clinical development, which is the process that is required to receive regulatory approval for commercial sale of a product. Our two most recent product candidates are in preclinical development. The regulatory approval process is long, complex and costly. It may take several years to complete the clinical development necessary to commercialize a drug, and delays or failure can occur at any stage, which may result in our inability to market and sell any products derived from any of our product candidates. Of the large number of drugs in development, only a small percentage result in the submission of a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, and even fewer are approved for commercialization. Interim results of clinical trials do not necessarily predict final results, and success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials even after promising results in earlier trials.

In connection with clinical trials for each of our product candidates, we face many risks, including the risks that:

•	a product candidate may not prove to be efficacious;

•	patients may die or suffer other adverse effects for reasons that may or may not be related to the product candidate being tested;

•	the results may not confirm the positive results of earlier trials;

•	the FDA may not agree with our proposed development plans or accept the results of completed clinical studies; and

•

our planned clinical studies may be deemed by the FDA not to be sufficient, which would require additional development for the product candidate before it can be successful in late stage clinical studies or before the FDA can consider the results from these studies as the basis for approval.

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

Many of the factors described above may also ultimately lead to denial of regulatory approval of a current or potential product candidate. If we do not successfully complete clinical development of our product candidates, we will be unable to market and sell products derived from our drug candidates and to generate revenues from such products. If we experience delays or suspensions in our clinical trials for a product candidate, the commercial prospects for such product candidate will be harmed, we may incur increased costs for development of such product candidate, and our ability to generate revenues from such product candidate will be delayed.

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

We have consumed substantial amounts of capital since our inception. From our inception to June 30, 2007, we have an accumulated deficit of $191.8 million. For the six months ended June 30, 2007, we used approximately $28.8 million in net cash to fund our operating activities and additional cash to purchase fixed assets. Our cash and marketable securities totaled approximately $85.9 million at June 30, 2007. Although we intend to manage our development programs such that our existing cash, cash equivalents and marketable securities as of June 30, 2007 will be sufficient to meet our operating requirements through June 30, 2008 we may require significant additional financing to fund our operations thereafter. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

•	progress in, and the costs of, our clinical trials and other research and development programs;

•	the scope, prioritization and number of our research and development programs;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs of securing manufacturing arrangements for clinical or commercial production of our product candidates;

•	the costs associated with any litigation;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights; and

•	the costs of establishing or contracting for sales and marketing capabilities and commercialization activities if we obtain regulatory approval to market our product candidates.

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our securities, debt financings or licensing transactions, involving all or a portion of our product candidates, to the extent we are able to do so. We cannot be certain that additional sources of capital will be available to us on acceptable terms, or at all. If sources of capital are not available, we may not be in a position to pursue present or future business opportunities that require financial commitments and we may be required to:

•	terminate or delay or reduce the scope of the product development program, including clinical trials, for one or more of our product candidates;

•	delay establishing sales and marketing capabilities or other activities to commercialize a product candidate;

•	curtail our efforts to acquire new product candidates; or

•	relinquish rights to our technologies or product candidates.

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

By entering into these strategic collaborations, we may rely on our partners for financial resources and for development, regulatory and commercialization expertise. Our partners may fail to develop or effectively commercialize our product candidates because they:

•	do not have sufficient resources or decide not to devote the necessary resources due to internal constraints such as limited cash or human resources;

•	decide to pursue a competitive potential product developed outside of the collaboration;

•	cannot obtain the necessary regulatory approvals;

•	determine that the market opportunity is not attractive; or

•	cannot manufacture the necessary materials in sufficient quantities from multiple sources or at a reasonable cost.

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

Failure to perform by the third parties upon whom we rely may increase our development costs, delay our ability to obtain regulatory approval and prevent the commercialization of our product candidates. While we believe that there are numerous alternative sources to provide these services, we might not be able to enter into replacement arrangements without delays or additional expenditures if we were to seek such alternative sourses.

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

If any product candidate that we develop does not provide a treatment regimen that is as beneficial as the current standard of care or otherwise does not provide patient benefit, that product candidate, if approved for commercial sale by the FDA or other regulatory authorities, likely will not achieve market acceptance and our ability to generate revenues from that product candidate would be substantially reduced.

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

If and when we acquire or license new product candidates, our success will depend on our ability to attract, retain and motivate highly qualified management and scientific personnel to manage the development of these new product candidates. In particular, our drug development programs depend on our ability to attract and retain highly experienced development and regulatory personnel. In addition, we may need to hire additional personnel as we continue to expand our clinical development and other development activities. We face competition for experienced scientists and other technical and professional personnel from numerous companies and academic and other research institutions. Competition for qualified personnel is particularly intense in the San Diego,

California area, where our offices are located. Our short operating history and the uncertainties attendant to being a development-stage biopharmaceutical company could impair our ability to attract and retain personnel and impede the achievement of our development and commercialization objectives.

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

To date, we have not sold, marketed or distributed any pharmaceutical products. If we are successful in developing and obtaining regulatory approvals for any of the product candidates in our development programs or acquire other products, we may need to establish sales, marketing and distribution capabilities on our own or with partners. The development of an effective sales and marketing force will require a significant amount of our financial resources and time. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating demand for our products, therefore hindering our ability to generate revenues and achieve or sustain profitability. Although we intend to establish strategic collaborations to market the products in our programs outside the United States, we may be required to market our product candidates outside of the United States directly if we are unable to establish such collaborations. In that event, we may need to build a corresponding international sales and marketing capability with technical expertise and with supporting distribution capabilities.

We will need to increase the size of our organization, and we may encounter difficulties managing our growth, which could adversely affect our results of operations.

We will need to expand and effectively manage our staff, operations and facilities in order to advance our drug development programs, achieve milestones under any collaboration agreements, facilitate additional collaborations and pursue other development activities. For example, we may hire additional personnel in clinical development, regulatory affairs and business development to further strengthen our core competencies.

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

We have no manufacturing facilities, and we do not intend to develop facilities for the manufacture of product candidates for clinical trials or commercial purposes in the foreseeable future. We contract with third-party manufacturers to produce, in collaboration with us, sufficient quantities of our product candidates for clinical trials. While we believe that there are competitive sources available to manufacture our product candidates, we may not be able to enter into arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty. To date, these manufacturers have met the requirements of our product development programs; however, we have only required the manufacture of our product candidates in very limited volume because we do not have any commercialized products.

Our manufacturers are obligated to operate in accordance with FDA-mandated or International Convention on Harmonization, or ICH, current good manufacturing practices, or cGMPs. A failure of any of our contract manufacturers to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in clinical trials, obtaining regulatory approval of product candidates or the ultimate launch of our products into the market. In addition, changing contract manufacturers is difficult. For example, doing so requires re-validation of the manufacturing processes and procedures in accordance with cGMPs, which may be costly and time-consuming and, in some cases. our manufacturers may not provide us with adequate assistance to transfer the manufacturing processes and procedures for our products to new manufacturers or may possess intellectual property rights covering parts of these processes or procedures for which we may need to obtain a license. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions.

We may not be able to manufacture our product candidates in commercial quantities, which would prevent us from commercializing our product candidates.

To date, our product candidates have been manufactured in small quantities for preclinical and clinical trials. If any of these product candidates are approved by the FDA or other regulatory agencies for commercial sale, we will need to manufacture them in larger quantities. We may not be able to increase successfully the manufacturing capacity, whether in collaboration with third-party manufacturers or on our own, for any of our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to increase successfully the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply. Our product candidates require precise, high quality manufacturing. Our failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could harm our business, financial condition and results of operations.

Materials necessary to manufacture our products may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our products.

We rely on the manufacturers for our products to purchase from third-party suppliers the materials necessary to produce the compounds for our clinical trials, and we rely on such manufacturers to purchase such materials to produce the compounds for commercial distribution, if we obtain marketing approval for any of our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms, if at all. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the production of these materials. If our manufacturers are unable to obtain these materials for our clinical trials, product testing and potential regulatory approval of our products would be delayed, significantly impacting our ability to develop the product candidate. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for one of our products, the commercial launch of such product would be delayed or there would be a shortage in supply of such product, which would harm our ability to generate revenues and achieve or sustain profitability.

Our management has broad discretion over the use of our cash and we may not use our cash effectively, which could adversely affect our results of operations.

Our management has significant flexibility in applying our cash resources and could use these resources for corporate purposes that do not increase our market value or in ways with which our stockholders may not agree. We may use our cash resources for corporate purposes that do not yield a significant return or any return at all for our stockholders, which may cause our stock price to decline.

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

There is the risk that our patents may not provide a competitive advantage, including the risk that our patents expire before we obtain regulatory and marketing approval for one or more of our product candidates. Our competitors may develop products similar to ours using methods and technologies that are beyond the scope of our intellectual property rights. Composition of matter patents on active pharmaceutical ingredients may provide protection for pharmaceutical products without regard to formulation, method of use, or other type of limitation. For some of our product candidates,, patent protection is no longer available for the active pharmaceutical ingredients in such product candidates without regard to specific formulation or method of use. As a result, competitors that obtain the requisite regulatory approval will be able to offer products with the same active ingredient as found in some of our products so long as the competitors do not infringe any method of use, method of manufacture or formulation patents that we hold or have exclusive rights to through our licensors.

For our licensed patents, it is our policy to consult with our licensors in the maintenance of granted patents we have licensed, and in their pursuit of patent applications that we have licensed, but each of our licensors generally remains primarily responsible for or in control of the maintenance of the granted patents and prosecution of the applications. We have limited control, if any, over the amount or timing of resources that each licensor devotes on our behalf, and they may not assign as great a priority to prosecution of these patent applications as we would if we were undertaking such prosecution ourselves. As a result of this lack of control and general uncertainties in the patent prosecution process, we cannot be sure that our licensed patents will be maintained and that any additional patents will ever mature from our licensed applications. Issued U.S. patents require the payment of maintenance fees to continue to be in force. We typically rely on our licensors to do this and their failure to do so could result in the forfeiture of patents not timely maintained. Many foreign patent offices also require the payment of periodic annuities to keep patents and patent applications in good standing. As we generally do not maintain control over the payment of annuities, we cannot assure you that our licensors will timely pay such annuities and that the granted patents and pending patent applications will not become abandoned. As an example, it appears that certain annuities were not paid in a timely manner with respect to foreign patents licensed under our MN-002 program. In addition, our licensors may have selected a limited amount of foreign patent protection, and therefore applications have not been filed in, and foreign patents may not have been perfected in, all commercially significant countries.

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

•

any patents under which we hold rights may not provide us with a basis for commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties as invalid, or unenforceable under U.S. or foreign laws; or

•	any of the issued patents under which we hold rights may not be valid or enforceable or may be circumvented successfully.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete.

Because we operate in the highly technical field of research and development of small molecule drugs, we rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others will not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors, to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. We also typically obtain agreements from these parties which provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Further, we have limited control, if any, over the protection of trade secrets developed by our licensors. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

A dispute concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and costly, and an unfavorable outcome could harm our business.

There is significant litigation in our industry regarding patent and other intellectual property rights. While we are not currently subject to any pending intellectual property litigation, and are not aware of any such threatened litigation, we may be exposed to future litigation by third parties based on claims that our product candidates, their methods of use, manufacturing or other technologies or activities infringe the intellectual property rights of such third parties. There are many patents relating to chemical compounds and methods of use. If our compounds or their methods of use or manufacture are found to infringe any such patents, we may have to pay significant damages or seek licenses under such patents. We have not conducted comprehensive searches of patents issued to third parties relating to our product candidates. Consequently, no assurance can be given that third-party patents containing claims covering our product candidates, their methods of use or manufacture do not exist, have not been filed and issued in the future. Because some patent applications in the United States may be maintained in secrecy until the patents are issued, and because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, we cannot be certain that others have not filed patent applications that will mature into issued patents that relate to our current or future product candidates that could have a material effect in developing and commercializing one or more of our product candidates. A patent holder could prevent us from importing, making, using or selling the patented compounds. We may need to resort to litigation to enforce our intellectual property rights or to determine the scope and validity of third-party proprietary rights. Similarly, we may be subject to claims that we have inappropriately used or disclosed trade secrets or other proprietary information of third parties. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. We may not be able to afford the costs of litigation. Any legal action against us or our collaborators could lead to:

•	payment of actual damages, royalties, lost profits, potentially treble damages and attorneys’ fees, if we are found to have willfully infringed a third party’s patent rights;

•	injunctive or other equitable relief that may effectively block our ability to further develop, commercialize and sell our products;

•	we or our collaborators having to enter into license arrangements that may not be available on commercially acceptable terms if at all; or

•	significant cost and expense, as well as distraction of our management from our business.

As a result, we could be prevented from commercializing current or future product candidates.

Risks Related to Our Industry

We are subject to stringent regulation of our product candidates, which could delay the development and commercialization of our product candidates.

We, our third-party manufacturers, contractors, suppliers and partners, and our product candidates are subject to stringent regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. None of our product candidates can be marketed in the United States until it has completed rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA. None of our product candidates has been approved, and we may never receive FDA approval for any of our product candidates. Obtaining FDA approval typically takes many years and requires substantial resources. Even if regulatory approval is obtained, the FDA may impose significant restrictions on the indicated uses, conditions for use and labeling of such products. Additionally, the FDA may require post-approval studies, including additional research and development and clinical trials. These regulatory requirements may limit the size of the market for the product or result in the incurrence of additional costs. Any delay or failure in obtaining required approvals could substantially reduce our ability to generate revenues from the particular product candidate.

In addition, both before and after regulatory approval, we, our partners and our product candidates are subject to numerous FDA requirements covering, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, distribution and export. The FDA’s requirements may change and additional government regulations may be promulgated that could affect us, our partners and our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad.

In order to market any of our products outside of the United States, we and our strategic partners and licensees must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods and the time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States. Approval by the FDA does not automatically lead to the approval of authorities outside of the United States and, similarly, approval by other regulatory authorities outside the United States will not automatically lead to FDA approval. In addition, regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Our product candidate may not be approved for all indications that we request, which would limit the uses of our product and adversely impact our potential royalties and product sales. Such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies.

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

The federal False Claims Act prohibits persons from knowingly filing or causing to be filed a false claim to, or the knowing use of false statements to obtain payment from, the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, sometimes known as “relators” or, more commonly, as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The frequency of filing of qui tam actions has increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a False Claims Act action. When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties between $5,500 to $11,000 for each separate false claim. Various states have also enacted laws modeled after the federal False Claims Act.

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

Consumers may make product liability claims directly against us and/or our collaborators, and our collaborators or others selling these products may seek contribution from us if they incur any loss or expenses related to such claims. We currently have insurance that covers our clinical trials. We believe our current insurance coverage is reasonably adequate at this time. However, we will need to increase and expand this coverage as we commence additional clinical trials, as well as larger scale trials, and if our product candidates are approved for commercial sale. This insurance may be prohibitively expensive or may not fully cover our potential liabilities. Our inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the regulatory approval or commercialization of products that we or one of our collaborators develop. Product liability claims could have a material adverse effect on our business and results of operations. Liability from such claims could exceed our total assets if we do not prevail in any lawsuit brought by a third party alleging that an injury was caused by one or more of our products.

Health care reform measures could adversely affect our business.

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payers to contain or reduce the costs of health care. In the United States and in foreign jurisdictions, there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system. For example, in some countries other than the United States, pricing of prescription drugs is subject to government control, and we expect proposals to implement similar controls in the United States to continue. Another example of proposed reform that could affect our business is the current discussion of drug reimportation into the United States. In 2000, Congress directed the FDA to adopt regulations allowing the reimportation of approved drugs originally manufactured in the United States back into the United States from other countries where the drugs were sold at lower prices. Although the Secretary of Health and Human Services has refused to implement this directive, the House of Representatives passed a similar bill that does not require the Secretary of Health and Human Services to act in July 2003. The reimportation bills have not yet resulted in any new laws or regulations; however, these and other initiatives could decrease the price we or any potential collaborators receive for our product candidates once they are approved for sale, adversely affecting our future revenue growth and potential profitability. Moreover, the pendency or approval of such proposals could result in a decrease in our stock price or our ability to raise capital or to obtain strategic partnerships or licenses.

Risks Related to the Market for our Common Stock

Our stock price may be volatile, and you may not be able to resell our shares at a profit or at all.

Prior to our listing on the Nasdaq Global Market on December 7, 2006, there was no active trading market for our common stock in the United States, as our common stock had only been listed on the Osaka Securities Exchange in Japan. Despite the listing of our common stock on the Nasdaq Global Market in December 2006, trading volume on the Nasdaq Global Market has been light and an active trading market may not develop for our common stock.

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like us in particular, have historically been highly volatile and may continue to be highly volatile in the future. For example, since the date of our initial public offering in Japan through June 30, 2007, our stock has traded as high as approximately $42.00 and as low as approximately $7.25. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the development status of our drug candidates, including clinical study results and determinations by regulatory authorities with respect to our drug candidates;

•	the initiation, termination, or reduction in the scope of any collaboration arrangements or any disputes or developments regarding such collaborations;

•	announcements of technological innovations, new commercial products or other material events by our competitors or us;

•	disputes or other developments concerning our proprietary rights;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

•	additions or departures of key personnel;

•	discussions of our business, products, financial performance, prospects or stock price by the financial and scientific press and online investor communities;

•	public concern as to, and legislative action with respect to, the pricing and availability of prescription drugs or the safety of drugs and drug delivery techniques; or

•	regulatory developments in the United States and in foreign countries.

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

On September 19, 2005, we filed a Registration Statement on Form S-1 to register 6,733,536 shares of common stock for resale from time to time, which registration statement was subsequently declared effective by the SEC. The registered shares were beneficially owned by 47 holders. On November 23, 2005, we filed a Registration Statement on Form S-1 to register 1,335,657 shares issuable upon the exercise of warrants held by three parties, of which warrants held by our two founders that relate to 1,285,657 shares were exercisable at $1.00 per share and a warrant held by a separate investor that relates to 50,000 shares was exercisable at $10.00 per share. At June 30, 2007, there were 417,828 warrants outstanding. All of such shares, other than shares held by Dr. Iwaki, may also be sold from time to time in exempt transactions pursuant to Rule 144(k) promulgated by the SEC. The trading volume for our stock is low, with an average trading volume of approximately 6,271 shares per day on the Hercules Market of the Osaka Securities Exchange and 13,705 shares per day on the Nasdaq Global Market during the month of June 2007. If the holders of such shares, to the extent such shares have not been sold already, were to attempt immediately to sell their shares, there would be significant downward pressure on our stock price and it may be difficult, or even impossible, to find a buyer for shares of our common stock. The warrants held by our founders expire in 2007, and the warrant held by a separate investor expires in 2009. If the foregoing warrants are exercised, our stockholders will experience immediate and substantial dilution.

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

As of June 30, 2007, we had used approximately $113.6 million of the net proceeds from our IPO to fund our operations, including development of our clinical trials and we had used $2.2 million for acquisitions of property and equipment. Other than the compensation paid to our officers and directors, no proceeds were paid directly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. We expect to use a majority of the remainder of the net proceeds from our IPO to continue the development of our existing clinical programs. In addition, we may use a portion of the net proceeds from our IPO to acquire technologies or businesses that are complementary to our own, but we currently have no commitments or agreements relating to any such transaction.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
10.1(1)	Executive Employment Agreement between MediciNova, Inc. and Yuichi Iwaki, M.D., Ph.D., dated April 1, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended June 30, 2007.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended June 30, 2007.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Filed as an exhibit to our Current Report on Form 8-K filed on April 4, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: August 9, 2007	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D. President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ SHINTARO ASAKO
Shintaro Asako, Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1(1)	Executive Employment Agreement between MediciNova, Inc. and Yuichi Iwaki, M.D., Ph.D., dated April 1, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended June 30, 2007.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended June 30, 2007.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Filed as an exhibit to our Current Report on Form 8-K filed on April 4, 2007 and incorporated herein by reference.