Form 10-Q
period 2007-09-30
MEDICINOVA INC
filed 2007-11-09
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of November 8, 2007, the registrant had 11,947,446 shares of Common Stock ($0.001 par value) outstanding.

MEDICINOVA, INC.

(a development stage company)

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,857,335	$8,334,496
Marketable securities available-for-sale	61,099,316	95,716,690
Prepaid expenses and other current assets	6,249,402	6,618,994

Total current assets	82,206,053	110,670,180
Property and equipment, net	800,173	870,645
Other assets	—	50,000

Total assets	$83,006,226	$111,590,825

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,969,735	$3,828,270
Accrued expenses	10,654,120	6,332,269
Accrued compensation and related expenses	607,597	408,004

Total current liabilities	14,231,452	10,568,543
Deferred rent	13,241	41,374
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized at September 30, 2007 and December 31, 2006; 12,072,027 and 10,421,985 shares issued at September 30, 2007 and December 31, 2006, respectively	12,072	10,422
Additional paid-in capital	272,210,568	258,611,697
Accumulated other comprehensive loss	8,678	(49,205)
Treasury stock, at cost; 124,581 shares at September 30, 2007 and 129,608 shares at December 31, 2006	(1,404,088)	(1,437,870)
Deficit accumulated during the development stage	(202,065,697)	(156,154,136)

Total stockholders’ equity	68,761,533	100,980,908

Total liabilities and stockholders’ equity	$83,006,226	$111,590,825

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from September 26, 2000 (inception) to September 30, 2007
	2007	2006	2007	2006
Revenues	$—	$95,436	$—	$354,312	$1,558,227
Operating expenses:
Cost of revenues	—	95,436	—	237,042	1,258,421
Research and development	8,668,763	7,995,175	40,729,374	22,226,884	118,453,326
General and administrative	2,672,630	2,066,690	8,732,144	6,497,964	67,246,284

Total operating expenses	11,341,393	10,157,301	49,461,518	28,961,890	186,958,031

Operating loss	(11,341,393)	(10,061,865)	(49,461,518)	(28,607,578)	(185,399,804)
Interest income	1,113,210	1,699,325	3,549,957	4,562,648	14,697,229

Net loss	(10,228,183)	(8,362,540)	(45,911,561)	(24,044,930)	(170,702,575)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	(98,445)
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	—	—	—	—	(31,264,677)

Net loss applicable to common stockholders	$(10,228,183)	$(8,362,540)	$(45,911,561)	$(24,044,930)	$(202,065,697)

Basic and diluted net loss per common share	$(0.87)	$(0.82)	$(3.94)	$(2.39)

Shares used to compute basic and diluted net loss per common share	11,768,001	10,213,525	11,640,405	10,075,836

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,		Period from September 26, 2000 (inception) to September 30, 2007
	2007	2006
Operating activities:
Net loss	$(45,911,561)	$(24,044,930)	$(170,702,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,961,929	1,316,214	39,785,763
Depreciation and amortization	393,899	273,421	1,148,964
Amortization of premium/discount on marketable securities	(155,983)	(704,258)	(1,770,121)
Impairment of property and equipment	—	35,259	35,259
Changes in operating assets and liabilities:
Prepaid expenses and other assets	419,592	(948,496)	(6,249,402)
Accounts payable, accrued expenses and deferred rent	3,435,183	3,618,967	13,637,096
Accrued compensation and related expenses	199,593	(561,805)	607,597

Net cash used in operating activities	(38,657,348)	(21,015,628)	(123,507,419)

Investing activities:
Purchases of marketable securities available-for-sale	(23,909,045)	(75,798,406)	(357,402,166)
Maturities of marketable securities available-for-sale	58,740,285	98,553,000	298,081,649
Acquisition of property and equipment	(385,451)	(202,605)	(2,241,241)
Proceeds from sales of property and equipment	62,024	—	256,845

Net cash provided by (used in) investing activities	34,507,813	22,551,989	(61,304,913)

Financing activities:
Net proceeds from the sale of common stock	10,672,374	289,000	120,890,566
Sale of preferred stock, net of issuance costs	—	—	80,216,971
Purchase of treasury stock	—	(1,204,349)	(1,437,870)

Net cash provided by (used in) financing activities	10,672,374	(915,349)	199,669,667

Net increase in cash and cash equivalents	6,522,839	621,012	14,857,335
Cash and cash equivalents, beginning of period	8,334,496	37,677,985	—

Cash and cash equivalents, end of period	$14,857,335	$38,298,997	$14,857,335

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock upon IPO	$—	$—	$43,515,677

Unrealized (gain)/loss on marketable securities available-for-sale	$(53,756)	$50,939	$(4,551)

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

1. Interim Financial Information

The Company

We were incorporated in the state of Delaware in September 2000. We are a biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of diseases with unmet need with a specific focus on the U.S. market. Through strategic alliances primarily with Japanese pharmaceutical companies, we are developing a diversified portfolio of clinical and pre-clinical product candidates, each of which we believe has a well-characterized and differentiated therapeutic profile, attractive commercial potential and patent assets having claims of commercially adequate scope.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flow for the interim period presented have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other period. For further information, see the financial statements and disclosures thereto for the year ended December 31, 2006 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Principles of Consolidation

The consolidated financial statements include the accounts of MediciNova, Inc. and its wholly-owned subsidiaries. MediciNova, Inc. and its subsidiaries are collectively referred to herein as “we,” “our” or “us.”

On December 13, 2006, MediciNova (Europe) Limited, a wholly-owned subsidiary of MediciNova, Inc., was incorporated under the laws of England and Wales and established for the purpose of facilitating the clinical development of the Company’s compounds for the European marketplace. MediciNova (Europe) Limited’s functional currency is the U.S. dollar, the reporting currency of its parent.

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

New Accounting Standards Not Yet Adopted

In June 2007, the Financial Accounting Standards Board (the “FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007, which will be our fiscal year 2008. We believe that the adoption of EITF 07-3 will not have a material impact on our consolidated financial statements.

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

2. Marketable Securities Available-for-Sale

Marketable securities available-for-sale consist of high-grade auction rate securities (“ARS”), corporate debt securities and government sponsored securities. All of the government sponsored securities have contractual maturities of 12 months or less as of September 30, 2007. The ARS have either a stated or perpetual maturity that is structured with short-term holding periods. At the end of each holding period, a new auction is held to determine the rate or dividend for the next holding period. We can sell or continue to hold securities at par at each auction. In order for us to sell any ARS, the auction needs to be successful whereby demand in the marketplace exceeds the supply. The length of each holding period is determined at the original issuance of the ARS. ARS holding periods range from seven to 63 days. As of December 31, 2006, our ARS consisted of $8,300,000 of perpetual securities and $75,125,000 with stated maturity dates ranging from 2021 to 2044 and reset dates of up to 63 days. As of September 30, 2007, our ARS consisted of no perpetual securities and $55,250,000 with stated maturity dates ranging from 2009 to 2050 and reset dates of up to 63 days.

	September 30, 2007				December 31, 2006
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Auction rate securities	$55,250,000	$—	$—	$55,250,000	$83,425,000	$—	$—	$83,425,000
Corporate debt securities	—	—	—	—	2,948,618	1,372	—	2,949,990
Government sponsored securities	5,795,560	53,756	—	5,849,316	9,392,277	—	(50,577)	9,341,700

	$61,045,560	$53,756	$—	$61,099,316	$95,765,895	$1,372	$(50,577)	$95,716,690

As of September 30, 2007, the unrealized gains on government sponsored securities were primarily caused by recent increases in interest rates and timing. Based on an evaluation of the credit standing of each issuer, management believes it is probable that we will be able to collect all amounts due according to the contractual terms. We had no realized losses on sales of investment securities available-for-sale for the three months and nine months ended September 30, 2007.

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

Common stock equivalents of options to purchase 2,039,324 shares of common stock and warrants to purchase 50,000 shares of common stock at September 30, 2007 and common stock equivalents of options to purchase 730,500 shares of common stock and warrants to purchase 777,076 shares of common stock at September 30, 2006 are excluded from the calculations of diluted loss per share for all periods presented because the effect is non-dilutive.

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

As a result of the adoption of SFAS No. 123R, our net losses for the three months and nine months ended September 30, 2007 and three months and nine months ended September 30, 2006 were higher by approximately $0.9 million and $3.0 million and $0.2 million and $1.1 million, respectively, than if we had continued to account for share-based compensation under Accounting Principles Board (“APB”) Opinion No. 25. For the three months and nine months ended September 30, 2007 and three months and nine months ended September 30, 2006, share-based compensation expense related to stock options was primarily recorded as a component of general and administrative expense. There were no stock option exercises during the three months and nine months ended September 30, 2007. As of September 30, 2007, there was $8.1 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years.

No options were granted during the three months ended September 30, 2007. The exercise price of options to purchase 151,000 shares of common stock granted during the nine months ended September 30, 2007 was either equal to market value or at a price above market value on the date of grant, and the share-based compensation expense for such stock options is reflected in operating results for the three months and nine months ended September 30, 2007. The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Risk free interest rate	4.2%	4.79%	4.71%	4.50%
Expected volatility of common stock	69.00%	69.00%	69.00%	69.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected option term (in years)	4.0	6.0	4.0	6.0

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our employee stock options. The expected volatility is based on the weighted average volatility of our stock price, factoring in changes in the daily share price, the volatility of certain peers within our industry sector and management’s judgment. We have not paid any dividends on our common stock since our inception, and we do not anticipate paying any dividends on our common stock in the foreseeable future. For fiscal year 2007, the expected life of employee stock options represents the weighted average of the expected life of our stock options and the expected stock option life of our peer group’s stock options. For fiscal year 2006, the expected life of employee stock options represents the average of the life of the options and the average vesting period and is a derived output of the simplified method, as allowed under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment.

As share-based compensation expense recognized in the accompanying consolidated statement of operations for the three months and nine months ended September 30, 2007 was based on awards ultimately expected to vest, such expense should be reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures have been estimated at 15% based on fiscal year 2006’s turnover rate and certain other facts. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal year 2006, we accounted for forfeitures as they occurred. Our determination of fair value is affected by our stock price, as well as a number of assumptions that require management’s judgment. The weighted-average fair value of each stock option granted during the nine months ended September 30, 2007, estimated as of the grant date using the Black-Scholes option valuation model, was $5.27 per stock option, whereas the weighted-average fair value of each stock option granted during the three and nine months ended September 30, 2006 was $6.00 per stock option and $7.40 per stock option, respectively.

6. Income Taxes

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, we had no cumulative effect adjustment, and therefore, no change to the January 1, 2007 balance in retained earnings. At January 1, 2007 and September 30, 2007, we had no unrecognized tax benefits that, if recognized, would affect our effective income tax rate in future periods.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrued interest or penalties at January 1, 2007 and no accrued interest or penalties at September 30, 2007.

We are subject to taxation in the United States and various state jurisdictions. Our tax years for 2000 and forward are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows. At January 1, 2007, we had net deferred tax assets of $37.1 million. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryfowards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset our net deferred tax asset. Additionally, the future utilization of our NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. We have not yet determined whether such an ownership change has occurred; however, we plan to complete an Internal Revenue Code Section 382 analysis regarding the limitation of the net operating losses and research and development credits. When this analysis is completed, we plan to update our unrecognized tax benefits under FIN 48. Therefore, we expect that the unrecognized tax benefits may change within 12 months of this reporting date. At this time, we cannot estimate how much the unrecognized tax benefits may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

7. Commitments and Contingencies

Termination of Phase III Trial for MN-001, Bronchial Asthma

On June 26, 2007, we announced a strategic initiative to focus our resources on the development and commercialization of two prioritized assets in our development pipeline, MN-221 for the treatment of status asthmaticus and MN-166 for the treatment of multiple sclerosis. As part of this strategy, we terminated the Phase III clinical trial of MN-001 in its current immediate-release formulation in order to continue work on development of a once-per-day oral dosage form of MN-001, which we expect to complete prior to initiating any further Phase III clinical testing of MN-001 for the treatment of bronchial asthma. Our financial results for the three months and nine months ended September 30, 2007 reflect additional research and development expense of $1.3 million and $4.0 million, respectively, based on management’s current estimate of costs required to terminate this clinical trial. We will continue to evaluate this estimate as we proceed with the wind down of this clinical trial, whose completion is anticipated by December 31, 2007.

Legal Proceedings

On April 30, 2007, a participant in one of our clinical trials filed a lawsuit against us, the clinical investigatory site where the individual participated in the clinical trial and the chief investigator at such clinical investigatory site. The complaint alleged that the plaintiff’s daughter suffered permanent injuries in utero as a result of the plaintiff’s participation in our clinical trial. Our insurance carrier assumed defense of this lawsuit, which was settled on September 27, 2007 with no admission of liability. Settlement of the lawsuit did not and will not have a material adverse effect on our business, financial condition or operating results.

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

8. Stockholders’ Equity

Stock Options

We currently maintain two equity-based compensation plans: (i) the 2000 Plan and (ii) the 2004 Plan. Each of the 2000 Plan and the 2004 Plan provide for the issuance of equity-based awards to employees, officers, directors and consultants and are administered by our board of directors or a committee thereof. Stock options granted under each plan vest and expire based on periods determined by the board of directors or a committee thereof, but in no event can the expiration date be later than ten years from the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% the total combined voting power of all classes of our outstanding stock (a “10% owner”)). Stock options may be either incentive stock options or non-qualified stock options. The per share exercise price of an incentive stock option may not be less than 100% of the fair market value of our common stock on the date the option is granted (110% of the fair market value if the grant is to a 10% owner). The per share exercise price of a non-qualified stock option may not be less than 85% of the fair market value of our common stock on the date the option is granted.

We currently grant stock options to our employees, officers, directors and consultants under the 2004 Plan, the successor to the 2000 Plan. No additional stock options have been or will be issued under the 2000 Plan subsequent to our initial public offering. However, options previously granted under the 2000 Plan will remain outstanding until the earlier of expiration or exercise.

A summary of the changes in stock options outstanding under the 2000 Plan and 2004 Plan during the nine months ended September 30, 2007 is as follows:

	Options	Weighted average exercise price
Balance at December 31, 2006	2,038,791	$12.86
Granted	151,000	$16.41
Exercised	—	$—
Cancelled	(150,467)	$19.80

Balance at September 30, 2007	2,039,324	$12.61

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2007, outstanding at September 30, 2007 and exercisable at September 30, 2007 was $0, in each case. Of the total stock options outstanding as of September 30, 2007, options to purchase 665,562 shares of common stock are exercisable, with a weighted average exercise price of $12.61 per share and a weighted average contractual life of 8.0 years.

Founders’ Warrants

In January 2007, a founder exercised warrants to purchase 359,248 shares of our common stock at $1.00 per share in a cashless exercise that resulted in the issuance of 332,196 shares of common stock. In September 2007, a founder exercised warrants to purchase 367,828 shares of our common stock at $1.00 per share in a cashless exercise that resulted in the issuance of 317,571 shares of common stock. At September 30, 2007, no underlying shares of common stock remained subject to purchase under the terms of the founders’ warrants.

Employee Stock Purchase Plan

Under the MediciNova, Inc. 2007 Employee Stock Purchase Plan (“ESPP”), 300,000 shares of our common stock have been reserved for issuance. The ESPP permits full-time employees to purchase our common stock through payroll deductions (which cannot exceed 15% of each employee’s compensation) at the lower of 85% of fair market value at the beginning of the offering period or the end of each six-month purchase period. At September 30, 2007, 5,027 shares of common stock had been issued from treasury stock under the ESPP and 294,973 shares of common stock were available for future issuance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 15, 2007. Past operating results are not necessarily indicative of results that may occur in future periods.

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

Overview and Recent Developments

We are a biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of diseases with unmet need with a specific focus on the U.S. market. Through strategic alliances primarily with Japanese pharmaceutical companies, we are developing a diversified portfolio of clinical and pre-clinical product candidates, each of which we believe has a well-characterized and differentiated therapeutic profile, attractive commercial potential and patent assets having claims of commercially adequate scope.

We are a development stage company. We have incurred significant net losses since our inception. At September 30, 2007, from inception, our accumulated deficit was approximately $202.1 million, including $39.8 million of non-cash stock-based compensation charges related to employee stock-based compensation and founders’ warrants. We expect to incur substantial net losses for the next several years as we continue to develop our existing product development programs and over the long-term as we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

Our prioritized product development programs consist of:

•	MN-221 for the treatment of status asthmaticus, for which we initiated a Phase IIa clinical trial in the fourth quarter of 2006 and announced positive results in the fourth quarter of 2007; and

•

MN-166 for the treatment of multiple sclerosis, for which we initiated a Phase II clinical trial in Eastern Europe in the third quarter of 2005 and announced positive clinical one-year results in the first quarter of 2007.

Our other product development programs consist of:

•

MN-001 for the treatment of bronchial asthma, for which we initiated a Phase III clinical program in the fourth quarter of 2006 that we subsequently terminated in the second quarter of 2007 in order to focus on the development of a once-per-day oral dosing formulation for MN-001;

•	MN-001 for the treatment of interstitial cystitis, for which we completed a Phase II/III clinical trial in the first quarter of 2007;

•

MN-029 for the treatment of solid tumors, for which we completed one Phase I clinical trial in the second quarter of 2006 and currently have one Phase I clinical trial ongoing in the United States (two patients remain on extended treatment);

•

MN-305 for the treatment of Generalized Anxiety Disorder/insomnia, for which we completed a Phase II/III clinical trial for the treatment of Generalized Anxiety Disorder in the second quarter of 2006 and initiated a Phase IIa clinical trial for the treatment of insomnia in the first quarter of 2007, the results of which we announced in the fourth quarter of 2007;

•

MN-221 for the treatment of preterm labor, for which a Phase Ib clinical study to investigate the pharmacokinetic profile of MN-221 in healthy pregnant women not in labor was completed in the second quarter of 2007;

•	MN-246 for the treatment of urinary incontinence, for which we completed a Phase I clinical trial in the fourth quarter of 2006 and a Phase I food effects study in the first quarter of 2007;

•	MN-447 for the treatment of thrombotic disorders, which is in preclinical development; and

•	MN-462 for the treatment of thrombotic disorders, which is in preclinical development.

On March 27, 2007, we announced one-year clinical results of a Phase II clinical trial of MN-166 that measures both surrogate (radiological) and clinical outcomes over two years of treatment in 297 patients with relapsing multiple sclerosis, or MS. The randomized, double-blind, placebo-controlled trial showed a significant increase in the proportion of patients who remained relapse-free over the first 12 months of treatment with 60 mg per day of MN-166 compared to placebo (p=0.03). The time to first relapse was also significantly increased in patients treated with 60 mg of MN-166 per day compared to placebo (p=0.04). Positive trends were also observed in the annualized relapse rate (p=0.08) and number of relapses (p=0.10) among patients who completed the full first 12 months of treatment with 60 mg of MN-166 per day compared to those patients completing the first 12 months of treatment on placebo. A significant reduction in brain volume loss (p=0.04), as measured by cranial magnetic resonance imaging, or MRI, scans, was observed in patients treated with 60 mg per day of MN-166 compared to placebo. Loss of brain volume on MRI has been shown to correlate with disease progression and disability in MS patients. Positive trends were also observed in several other radiological outcome measures, including the volume of gadolinium-enhancing (T1) lesions (p=0.09) in patients treated with 60 mg of MN-166 per day compared with placebo. However, no reduction in the cumulative number of active (gadolinium-enhancing (T1) and non-enhancing new/enlarging (T2)) lesions on cranial MRI scans over 12 months of treatment was observed in patients treated with MN-166 compared to placebo, which was the protocol-defined primary endpoint of the study. No clinical or radiological benefit was observed in patients treated with 30 mg per day of MN-166.

On June 26, 2007, we announced a strategic initiative to focus our resources on the development and commercialization of two prioritized assets in our development pipeline, MN-221 for the treatment of status asthmaticus and MN-166 for the treatment of MS. As part of this strategy, we terminated the Phase III clinical trial of MN-001 in its current immediate-release formulation of MN-001 in order to continue work on developing a once-a-day oral dosage form, which we expect to complete prior to initiating any further Phase III clinical testing of MN-001 for the treatment of bronchial asthma. As a consequence, the key elements of our revised strategy are to:

•

Concentrate on the development of our two prioritized product candidates. We may either commercialize these product candidates ourselves with a targeted sales force, such as in the case of MN-221, or enter into strategic alliances with larger pharmaceutical companies, as we presently intend with MN-166;

•

Strategically conduct development activities on the remainder of our diversified pipeline of existing product candidates, to the extent that we deem any further activities necessary, to maximize their value while pursuing a variety of initiatives to monetize these product candidates on appropriate terms;

•

Opportunistically in-license additional product candidates over the long term by continuing to cultivate and strengthen our business relationships with pharmaceutical companies in Japan and other markets; and

•	Selectively add commercial capabilities as our product development programs mature to support our evolution into a commercial entity and ensure our ability to build a sustainable business.

In October 2007, we announced positive results from a Phase IIa clinical study of MN-221, our novel intravenous product candidate for the treatment of status asthmaticus. The study achieved statistical significance in its primary endpoint of mean change in forced expiratory volume in 1 second, or FEV1, from baseline at 15 minutes (the end of the infusion) at doses of 10, 16, 30 and 60 micrograms/min of MN-221 (p less than or equal to 0.0006) and at the dose of 3.5 micrograms/min (p=0.0106), compared to placebo. There were no clinically significant cardiovascular, electrocardiogram (ECG), or vital sign changes, and no serious adverse effects were observed in this trial.

In October 2007, we announced results from a Phase IIa clinical study of MN-305, our novel product candidate for the treatment of insomnia. The clinical study failed to achieve statistical significance in its primary endpoint of reducing Wake After Sleep Onset (WASO). MN-305 was well tolerated in this study with no clinically significant adverse events observed at any dose tested. There was no evidence of any decrements in psychomotor performance, as assessed in Digit Symbol Substitution and Symbol Copying tests, in patients treated with MN-305. Based on the results of this study, we also announced that we will terminate development of MN-305 for the treatment of insomnia.

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

The following table summarizes our research and development expenses for the periods indicated (in thousands):

Product Candidate	Disease/ Indication	Three months ended September 30,		Nine months ended September 30,
		2007	2006	2007	2006
MN-221	Status asthmaticus	$1,169	$252	$3,330	$252
MN-166	Multiple sclerosis	3,256	2,888	6,813	6,233
MN-001	Bronchial asthma	1,260	1,048	16,323	2,612
MN-001	Interstitial cystitis	184	1,171	358	3,462
MN-029	Solid tumors	684	1,320	4,127	2,638
MN-305	Generalized Anxiety Disorder/insomnia	1,182	342	5,218	3,283
MN-221	Preterm labor	66	114	1,001	509
MN-246	Urinary incontinence	144	516	1,634	2,218
MN-447	Thrombotic disorders	100	—	198	—
MN-462	Thrombotic disorders	30	—	87	—
SOCC	Cancer; inflammatory diseases	—	—	—	25
Unallocated		594	344	1,640	995

Total research and development		$8,669	$7,995	$40,729	$22,227

Because such expenditures were committed prior to our strategic shift in June 2007, we made substantial research and development expenditures in certain of our product development programs following our decision to focus our resources on our two prioritized product candidates. Adhering to our strategy to focus our resources on our two prioritized assets, MN-221 for the treatment of status asthmaticus and MN-166 for the treatment of MS, and in order to bring these assets substantially forward towards commercialization, we will limit our expenditures on other product development programs to only those activities necessary to maximize the value of such product candidates, while aggressively pursuing a variety of initiatives to monetize such product candidates on appropriate terms.

General and Administrative

Our general and administrative expenses primarily consist of salaries, benefits and consulting and professional fees related to our administrative, finance, human resources, business development, legal and information systems support functions. In addition, general and administrative expenses include facilities and insurance costs.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2007 and 2006

Revenues

There were no revenues for the three months ended September 30, 2007, a decrease of $0.1 million when compared to $0.1 million for the three months ended September 30, 2006. The decrease in revenues was due to a lack of activity under our master services agreement with Argenes, Inc. We terminated our agreement with Argenes, Inc. in June 2007 and therefore will not generate any further revenues from this agreement in fiscal year 2007 or thereafter.

Research and Development

Research and development expenses for the three months ended September 30, 2007 were $8.7 million, an increase of $0.7 million when compared to $8.0 million for the three months ended September 30, 2006. The increase in research and development expenses was primarily due to $0.4 million related to a market valuation study and consulting expenditures for one of our prioritized assets, $0.2 million in net product development program costs related to the advancement of all of our product development programs and $0.1 million related to increased stock-based compensation.

Since we have determined to focus our resources on our two prioritized product candidates, MN-221 and MN-166, we expect that our research and development expenses will increase with respect to these two prioritized product candidates in future periods, as we continue development and launch clinical trials in support of potential commercialization of these product candidates, primarily related to fees paid to external service providers for the management and conduct of clinical trials and the performance of data collection and analysis. In contrast, we expect that our research and development expenses will decrease with respect to the remainder of our existing product candidates in future periods, as we will limit expenditures on these product candidates to those development activities necessary to maximize their value for purposes of monetizing these product candidates.

General and Administrative

General and administrative expenses were $2.7 million for the three months ended September 30, 2007, an increase of $0.6 million when compared to $2.1 million for the three months ended September 30, 2006. The increase was primarily due to $0.1 million in increased administrative compensation (primarily severance costs) and $0.5 million related to increased stock-based compensation.

We anticipate that our general and administrative expenses will continue to increase in future periods as we expand our infrastructure and incur additional costs for insurance and professional and consulting fees associated with operating as a dual-listed public company and supporting the future growth of our research and development programs and business development activities.

Interest Income

Interest income primarily consisted of income earned on our cash and investment balances and totaled $1.1 million for the three months ended September 30, 2007, a decrease of $0.6 million when compared to $1.7 million for the three months ended September 30, 2006. The decrease was primarily due to a decrease of our investment balances.

Comparison of the Nine months Ended September 30, 2007 and 2006

Revenues

There were no revenues for the nine months ended September 30, 2007, a decrease of $0.4 million when compared to $0.4 million for the nine months ended September 30, 2006. The decrease in revenues was due to a lack of activity under our master services agreement with Argenes, Inc. We terminated our agreement with Argenes, Inc. in June 2007 and therefore will not generate any further revenues from this agreement in fiscal year 2007 or thereafter.

Research and Development

Research and development expenses for the nine months ended September 30, 2007 were $40.7 million, an increase of $18.5 million when compared to $22.2 million for the nine months ended September 30, 2006. The increase in research and development expenses was primarily due to $13.7 million in product development program costs related to the advancement and announced termination of a Phase III clinical trial for MN-001 for the treatment of bronchial asthma, $4.9 million in product development program costs related to the advancement of a Phase II clinical trial for MN-305 for the treatment of insomnia and $5.8 million in product development program costs related to the advancement of our other product development programs, primarily covering our programs for MN-029 for the treatment of solid tumors and MN-221 for the treatment of status asthmaticus and preterm labor, $0.4 million related to market valuation and consulting for one of our prioritized assets and $0.4 million in increased stock based compensation, offset by $6.7 million related to the completion of a Phase II clinical trial for MN-001 for the treatment of interstitial cystitis and a Phase II clinical trial for MN-305 for the treatment of GAD.

Since we have determined to focus our resources on our two prioritized product candidates, MN-221 and MN-166, we expect that our research and development expenses will increase with respect to these two prioritized product candidates in future periods, as we continue development and launch clinical trials in support of potential commercialization of these product candidates, primarily related to fees paid to external service providers for the management and conduct of clinical trials and the performance of data collection and analysis. In contrast, we expect that our research and development expenses will decrease with respect to the remainder of our existing product candidates in future periods, as we will limit expenditures on these product candidates to those development activities necessary to maximize their value for purposes of monetizing these product candidates.

General and Administrative

General and administrative expenses were $8.7 million for the nine months ended September 30, 2007, an increase of $2.2 million when compared to $6.5 million for the nine months ended September 30, 2006. The increase was primarily due to $0.9 million in increased administrative compensation (additional headcount, salary increases and severance) and $1.3 million in increased stock-based compensation.

We anticipate that our general and administrative expenses will continue to increase in future periods as we expand our infrastructure and incur additional costs for insurance and professional and consulting fees associated with operating as a dual-listed public company and supporting the future growth of our research and development programs and business development activities.

Interest Income

Interest income primarily consisted of income earned on our cash and investment balances and totaled $3.5 million for the nine months ended September 30, 2007, a decrease of $1.1 million when compared to $4.6 million for the nine months ended September 30, 2006. The decrease was primarily due to a decrease of our investment balances.

Liquidity and Capital Resources

Since our inception, our operations have been financed through the private placement of our equity securities, the public sale of our common stock and the exercise of founders’ warrants, net of treasury stock repurchases. Through September 30, 2007, we received estimated net proceeds of $201.3 million from the sale of equity securities and warrant and stock option exercises as follows:

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

At September 30, 2007, we had approximately $75.9 million in cash, cash equivalents and marketable securities available for sale compared to $104.1 million at December 31, 2006. We have invested a substantial portion of our available cash in high-grade auction rate securities and government sponsored securities. We have adopted an investment policy and established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities increased to $38.7 million for the nine months ended September 30, 2007 from $21.0 million for the nine months ended September 30, 2006. This increase was primarily due to the net loss of $45.9 million related to increased research and development expenses for our product development programs, termination costs related to our Phase III clinical trial of MN-001 for the treatment of bronchial asthma and increased general and administrative expenses associated with such product development programs. Net cash provided by investing activities for the nine months ended September 30, 2007 was $34.5 million and primarily consisted of the maturity of marketable securities. Net cash provided by financing activities amounted to $10.7 million for the nine months ended September 30, 2007, primarily due to the public offering of 1,000,000 shares of our common stock which was completed on February 1, 2007.

We have consumed substantial amounts of capital since our inception. We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2007 will be sufficient to fund our anticipated operating requirements through at least September 30, 2008. Although we believe that our existing capital resources will be sufficient to fund our operating requirements through at least September 30, 2008, including all of our planned research and development activities, we may require significant additional financing in the future to fund our operations.

Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	progress in, and the costs of, our clinical trials and other research and development activities;

•	the scope, prioritization and number of our product development programs;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for clinical or commercial production of our product candidates;

•	the costs of establishing, or contracting for, sales and marketing capabilities and commercialization activities if we obtain regulatory clearances to market our product candidates; and

•	the costs associated with any litigation.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On April 30, 2007, a participant in one of our clinical trials filed a lawsuit against us, the clinical investigatory site where the individual participated in the clinical trial and the chief investigator at such clinical investigatory site. The complaint alleged that the plaintiff’s daughter suffered permanent injuries in utero as a result of the plaintiff’s participation in our clinical trial. Our insurance carrier assumed defense of this lawsuit, which was settled on September 27, 2007 with no admission of liability. Settlement of the lawsuit did not and will not have a material adverse effect on our business, financial condition or operating results.

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

We are a development-stage biopharmaceutical company with a limited operating history. We have incurred significant net losses since our inception. For the three months and nine months ended September 30, 2007, we had a net loss of $10.2 million and $45.9 million, respectively, and our accumulated deficit was approximately $202.1 million at September 30, 2007. Our annual net losses may increase over the next several years as we expand our infrastructure and incur significant costs related to our product candidates.

We expect our research and development expenses to increase in connection with planned clinical trials for our prioritized product candidates and any other development activities that we may initiate. In addition, we expect our general and administrative expenses to increase as a result of several factors, including our research and development activities, our business development activities and the increased costs associated with operating as a dual-listed public company. Consequently, we expect to continue to incur significant and increasing operating losses for the foreseeable future.

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

We are largely dependent on the success of our two prioritized product candidates, MN-221 and MN-166, and we cannot be certain that either of these product candidates will receive regulatory approval or be successfully commercialized.

We currently have no products for sale, and we cannot guarantee that we will ever have any marketable drug products. The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market any of our product candidates in the United States until we receive approval of a new drug application, or NDA, for a product candidate from the FDA. Obtaining FDA approval is a lengthy, expensive and uncertain process. We currently have two prioritized product candidates, MN-221 for the treatment of status asthmaticus and MN-166 for the treatment of multiple sclerosis, and our business success currently depends on their successful development and commercialization. We have not submitted an NDA or received marketing approval for either of these two prioritized product candidates.

The clinical development programs for MN-221 and MN-166 may not lead to commercial products for a number of reasons, including if our clinical trials fail to demonstrate to the satisfaction of the FDA that these product candidates are safe and effective and, as a result, we may fail to obtain necessary approvals from the FDA and similar foreign regulatory agencies. We may also fail to obtain the necessary approvals if we have inadequate financial or other resources to advance our product candidates through the clinical trial process. Any failure to obtain regulatory approval of MN-221 and MN-166 would have a material and adverse impact on our business.

The loss of any rights to develop and market any of our product candidates could significantly harm our business.

We license the rights to develop and market our product candidates. Currently, we have licensed rights relating to eight compounds for the development of the following ten product candidates:

•	MN-221 for status asthmaticus and preterm labor licensed from Kissei Pharmaceutical Co., Ltd.;

•	MN-166 for multiple sclerosis licensed from Kyorin Pharmaceutical Co., Ltd.;

•	MN-001 for bronchial asthma and interstitial cystitis licensed from Kyorin Pharmaceutical Co., Ltd.;

•	MN-029 for solid tumors licensed from Angiogene Pharmaceuticals, Ltd.;

•	MN-305 for anxiety disorders/insomnia licensed from Mitsubishi Tanabe Pharma Corporation;

•	MN-246 for urinary incontinence licensed from Mitsubishi Tanabe Pharma Corporation;

•	MN-447 for thrombotic disorders licensed from Meiji Seika Kaisha, Ltd.; and

•	MN-462 for thrombotic disorders licensed from Meiji Seika Kaisha, Ltd.

We are obligated to develop and commercialize these product candidates in accordance with mutually agreed upon terms and conditions. Our ability to satisfy some or all of the terms and conditions of our license agreements is dependent on numerous factors, including some factors that are outside of our control. Our license agreements may be terminated if we breach our obligations under the agreements materially and fail to cure any such breach within a specified period of time.

If any of our license agreements is terminated, we would have no further rights to develop and commercialize the product candidate that is the subject of the license. The termination of any of our license agreements would significantly and adversely affect our business.

In order to commercialize a therapeutic drug successfully, a product candidate must receive regulatory approval after the successful completion of clinical trials, which are long, complex and costly, manifest a high risk of failure and can be delayed, suspended or terminated.

Eight of our product candidates are in clinical development, which is the process that is required to receive regulatory approval for commercial sale of a product. Our two most recent product candidates are in preclinical development. The regulatory approval process is long, complex and costly. It may take years to complete the clinical development necessary to commercialize a drug, and delays or failure can occur at any stage, which may result in our inability to market and sell any products derived from any of our product candidates. For example, in October 2007, we announced that our Phase IIa clinical study of MN-305 for the treatment of insomnia failed to achieve statistical significance in its primary endpoint and, as a result, we are no longer pursuing the development of MN-305 for the treatment of insomnia. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization. Interim results of clinical trials do not necessarily predict final results, and success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials even after promising results in earlier trials.

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

•

our planned clinical studies may be deemed by the FDA not to be sufficient, which would require additional development for the product candidate before it can be evaluated in late stage clinical studies or before the FDA will consider an application for marketing approval.

To date, we have regulatory authorization to conduct clinical trials for eight of our product development programs. Investigational New Drug, or IND, applications were approved and are active for seven product candidates. We also have Clinical Trial Authorizations, or CTAs, the equivalent of a U.S. IND, approved and active to conduct a Phase II study for MN-166 in patients with multiple sclerosis in five countries in Eastern Europe and CTAs approved in Canada to conduct two Phase I studies for MN-246 in healthy subjects.

The commencement of clinical trials can be delayed for a variety of other reasons, including delays in:

•	demonstrating sufficient safety to persuade regulatory authorities to allow a clinical trial to begin;

•	reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites;

•	manufacturing sufficient quantities of a product candidate;

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site; and

•	obtaining an effective IND from the FDA.

Once a clinical trial has begun, it may be delayed, suspended or terminated due to a number of factors, including:

•

ongoing discussions with regulatory authorities regarding the scope or design of our clinical trials or requests by them for supplemental information with respect to our clinical trial results, which may result in the imposition of a clinical hold on the IND for any clinical trial, as well as the inability to resolve any outstanding concerns with the FDA so that a clinical hold already placed on the IND may be lifted and the clinical trial may begin;

•	our failure or inability to conduct clinical trials in accordance with regulatory requirements;

•	lower than anticipated enrollment or retention rates of patients in clinical trials;

•	serious adverse events or side effects experienced by participants;

•	insufficient supply or deficient quality of product candidates or other materials necessary for the conduct of our clinical trials; or

•

obtaining sufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial.

Additionally, changes in regulatory requirements and guidance may occur, and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to institutional review boards for reexamination, which may impact the costs, timing or successful completion of a clinical trial. In light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of Congress, the U.S. Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk management programs that may, for instance, restrict distribution of drug products. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate clinical trials before completion or require longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or approval for a more limited indication than originally sought.

Many of the factors described above may also ultimately lead to failure to obtain regulatory approval of a current or potential product candidate. If we do not successfully complete clinical development of our product candidates, we will be unable to obtain regulatory approval or to market and sell products derived from our product candidates and to generate revenues from such products. If we experience delays or suspensions in our clinical trials for a product candidate, the commercial prospects for such product candidate will be harmed, we may incur increased costs for development of such product candidate, and our ability to generate revenues from such product candidate will be delayed.

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

We have consumed substantial amounts of capital since our inception. From our inception to September 30, 2007, we have an accumulated deficit of $202.1 million. For the nine months ended September 30, 2007, we used approximately $38.7 million in net cash to fund our operating activities and additional cash to purchase fixed assets. Our cash and marketable securities totaled approximately $76.0 million at September 30, 2007. Although we intend to manage our product development programs such that our existing cash, cash equivalents and marketable securities as of September 30, 2007 will be sufficient to meet our operating requirements through at least September 30, 2008, we may require significant additional financing to fund our operations thereafter. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

•	progress in, and the costs of, our clinical trials and other research and development activities;

•	the scope, prioritization and number of our product development programs;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs of securing manufacturing arrangements for clinical or commercial production of our product candidates;

•	the costs associated with any litigation;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights; and

•	the costs of establishing or contracting for sales and marketing capabilities and commercialization activities if we obtain regulatory approval to market our product candidates.

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

We may not be able to enter into collaborations on acceptable terms, if at all. The licensors of our MN-221, MN-305 and MN-246 product candidates have a right to co-promote these product candidates pursuant to the terms of their respective license agreements, which may make it more difficult to enter into a collaboration with other third parties. We also face competition in our search for partners from other organizations worldwide, many of whom are larger and are able to offer more attractive deals in terms of financial commitments, contribution of human resources, or development, manufacturing, regulatory or commercial expertise and support.

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

Although we design and manage our current clinical trials, we do not have the ability to conduct clinical trials directly for our product candidates. We rely on contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials and to perform data collection and analysis. In the course of clinical development, we have contracted and will continue to contract with a number of these organizations, including: Accelsiors CRO and Consultancy Services of Budapest, Hungary; Pharmaceutical Research Associates, Inc. of Lenexa, Kansas; Fulcrum Pharma Developments, Inc. of Durham, North Carolina; Paragon Biomedical, Inc. of Irvine, California; Quintiles, Inc. of Morrisville, North Carolina; PharmaNet, Inc. of Princeton, New Jersey; and Synteract, Inc. of Carlsbad, California.

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

Failure to perform by the third parties upon whom we rely may increase our development costs, delay our ability to obtain regulatory approval and prevent the commercialization of our product candidates. While we believe that there are numerous alternative sources to provide these services, we might not be able to enter into replacement arrangements without delays or additional expenditures if we were to seek such alternative sources.

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

Even if our product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors, and our profitability and growth will depend on a number of factors, including:

•	demonstration of efficacy;

•	relative convenience and ease of administration;

•	the prevalence and severity of any adverse side effects;

•	availability and cost of alternative treatments, including cheaper generic drugs;

•	pricing and cost effectiveness, which may be subject to regulatory control;

•	effectiveness of our or any of our partners’ sales and marketing strategies;

•	the product labeling or product insert required by the FDA or regulatory authority in other countries; and

•	the availability of adequate third-party insurance coverage or reimbursement.

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

To date, we have not sold, marketed or distributed any pharmaceutical products. If we are successful in developing and obtaining regulatory approvals for any of the product candidates in our product development programs or acquire other products, we may need to establish sales, marketing and distribution capabilities on our own or with partners. The development of an effective sales and marketing force will require a significant amount of our financial resources and time. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating demand for our products, therefore hindering our ability to generate revenues and achieve or sustain profitability. Although we intend to establish strategic collaborations to market the products in our programs outside the United States, we may be required to market our product candidates outside of the United States directly if we are unable to establish such collaborations. In that event, we may need to build a corresponding international sales and marketing capability with technical expertise and with supporting distribution capabilities.

We will need to increase the size of our organization, and we may encounter difficulties managing our growth, which could adversely affect our results of operations.

We will need to expand and effectively manage our staff, operations and facilities in order to advance our product development programs, achieve milestones under any collaboration agreements, facilitate additional collaborations and pursue other development activities. For example, we may hire additional personnel in clinical development, regulatory affairs and business development to further strengthen our core competencies.

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

Our manufacturers are obligated to operate in accordance with FDA-mandated and, in some cases, International Convention on Harmonization, or ICH, current good manufacturing practices, or cGMPs. A failure of any of our contract manufacturers to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in clinical trials, obtaining regulatory approval of product candidates or the ultimate launch of our products into the market. In addition, changing contract manufacturers is difficult. For example, doing so requires re-validation of the manufacturing processes and procedures in accordance with cGMPs, which may be costly and time-consuming and, in some cases, our manufacturers may not provide us with adequate assistance to transfer the manufacturing processes and procedures for our products to new manufacturers or may possess intellectual property rights covering parts of these processes or procedures for which we may need to obtain a license. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions.

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

We rely on the manufacturers for our products to purchase from third-party suppliers the materials necessary to produce the compounds for our clinical trials, and we will rely on such manufacturers to purchase such materials to produce the compounds for commercial distribution, if we obtain marketing approval for any of our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms, if at all. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the production of these materials. If our manufacturers are unable to obtain these materials for our clinical trials, product testing and potential regulatory approval of our products would be delayed, significantly impacting our ability to develop the product candidate. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for one of our products, the commercial launch of such product would be delayed or there would be a shortage in supply of such product, which would harm our ability to generate revenues and achieve or sustain profitability.

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

As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002, or SOX, as well as rules and regulations implemented by the SEC and The Nasdaq Stock Market. Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of SOX and rules adopted or proposed by the SEC and by the Nasdaq Stock Market, have resulted in, and will continue to result in, increased costs to us as we evaluate the implications of these rules and respond to their requirements. We issued an evaluation of the effectiveness of our internal control over financial reporting under Section 404 of SOX with our Annual Report on Form 10-K for the year ended December 31, 2006, including the opinion of our independent registered public accounting firm thereon, the preparations for which resulted in increased costs to us, which may continue to be reflected in our costs of operations. Given the risks inherent in the design and operation of internal control over financial reporting, the effectiveness of our internal control over financial reporting is uncertain. If our internal controls are not designed or operating effectively, we may not be able to issue an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm may determine that our internal control over financial reporting was not effective. In addition, our registered public accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of our internal controls or may issue an adverse opinion on the effectiveness of our internal control over financial reporting. Investors may lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and which could affect our ability to run our business as we otherwise would like to. New rules could also make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, and as executive officers. We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these rules and regulations.

Under the corporate governance standards of The Nasdaq Stock Market, a majority of our board of directors and each member of our audit committee must be an independent director. If any vacancies on our board or our audit committee occur that need to be filled by independent directors, we may encounter difficulty in attracting qualified persons to serve on our board and, in particular, our audit committee. If we fail to attract and retain the required number of independent directors, we may be subject to SEC enforcement proceedings and delisting of our common stock from The Nasdaq Global Market.

Risks Related to Our Intellectual Property

Our ability to compete may decline if we do not adequately protect our proprietary rights.

There is the risk that our patents (both those owned by us and those in-licensed) may not provide a competitive advantage, including the risk that our patents expire before we obtain regulatory and marketing approval for one or more of our product candidates, particularly our in-licensed patents. Also, our competitors may develop products similar to ours using methods and technologies that are beyond the scope of our intellectual property rights. Composition of matter patents on active pharmaceutical ingredients may provide protection for pharmaceutical products without regard to formulation, method of use, or other type of limitation. For some of our product candidates, patent protection is no longer available for the active pharmaceutical ingredients in such product candidates without regard to specific formulation or method of use. For example, we currently do not have any unqualified composition of matter claims for MN-166. As a result, competitors that obtain the requisite regulatory approval will be able to offer products with the same active ingredient as found in some of our products so long as the competitors do not infringe any method of use, method of manufacture or formulation patents that we hold or have exclusive rights to through our licensors.

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

We cannot be certain that any of the patents or patent applications owned by us or our licensors related to our product candidates and technology will provide adequate protection from competing products. Our success will depend, in part, on whether we or our licensors can:

•	obtain and maintain patents to protect our product candidates;

•	obtain and maintain any required or desirable licenses to use certain technologies of third parties, which may be protected by patents;

•	protect our trade secrets and know-how;

•	operate without infringing the intellectual property and proprietary rights of others;

•	enforce the issued patents under which we hold rights; and

•	develop additional proprietary technologies that are patentable.

The degree of future protection for our proprietary rights is uncertain. For example:

•	we or our licensor might not have been the first to make the inventions covered by each of our pending patent applications or issued patents;

•	we or our licensor might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications will result in issued patents;

•

any patents under which we hold rights may not provide us with a basis for commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties as invalid, or unenforceable under U.S. or foreign laws; or

•	any of the issued patents under which we hold rights may not be valid or enforceable or may be circumvented successfully in light of the continuing evolution of domestic and foreign patent laws.

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

There is significant litigation in our industry regarding patent and other intellectual property rights. While we are not currently subject to any pending intellectual property litigation, and are not aware of any such threatened litigation, we may be exposed to future litigation by third parties based on claims that our product candidates, their methods of use, manufacturing or other technologies or activities infringe the intellectual property rights of such third parties. There are many patents relating to chemical compounds and methods of use. If our compounds or their methods of use or manufacture are found to infringe any such patents, we may have to pay significant damages or seek licenses under such patents. We have not conducted comprehensive searches of patents issued to third parties relating to our product candidates. Consequently, no assurance can be given that third-party patents containing claims covering our product candidates, their methods of use or manufacture do not exist or have not been filed and will not be issued in the future. Because some patent applications in the United States may be maintained in secrecy until the patents are issued, and because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, we cannot be certain that others have not filed patent applications that will mature into issued patents that relate to our current or future product candidates that could have a material effect in developing and commercializing one or more of our product candidates. A patent holder could prevent us from importing, making, using or selling the patented compounds. We may need to resort to litigation to enforce our intellectual property rights or to determine the scope and validity of third-party proprietary rights. Similarly, we may be subject to claims that we have inappropriately used or disclosed trade secrets or other proprietary information of third parties. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. We may not be able to afford the costs of litigation. Any legal action against us or our collaborators could lead to:

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

We, our third-party manufacturers, contractors, suppliers and partners, and our product candidates are subject to stringent regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. None of our product candidates can be marketed in the United States until it has been approved by the FDA. None of our product candidates has been approved, and we may never receive FDA approval for any of our product candidates. Obtaining FDA approval typically takes many years and requires substantial resources. Even if regulatory approval is obtained, the FDA may impose significant restrictions on the indicated uses, conditions for use and labeling of such products. Additionally, the FDA may require post-approval studies, including additional research and development and clinical trials. These regulatory requirements may limit the size of the market for the product or result in the incurrence of additional costs. Any delay or failure in obtaining required approvals could substantially reduce our ability to generate revenues from the particular product candidate.

In addition, both before and after regulatory approval, we, our partners and our product candidates are subject to numerous FDA requirements covering, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, distribution and export. The FDA’s requirements may change and additional government regulations may be promulgated that could affect us, our partners and our product candidates. Given the number of recent high profile adverse safety events with certain drug products, the FDA may require, as a condition of approval, costly risk management programs, which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, preapproval of promotional materials and restrictions on direct-to-consumer advertising. Furthermore, heightened Congressional scrutiny on the adequacy of the FDA’s drug approval process and the agency’s efforts to assure the safety of marketed drugs has resulted in the enactment of new legislation addressing drug safety issues, the FDA Amendments Act of 2007. This new legislation provides FDA with expanded authority over drug products after approval and FDA’s exercise of this authority could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, and increased costs to assure compliance with new post-approval regulatory requirements. Furthermore, we cannot predict the likelihood, nature or extent of government regulation that may arise from this or future legislation or administrative action, either in the United States or abroad.

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

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like us in particular, have historically been highly volatile and may continue to be highly volatile in the future. For example, since the date of our initial public offering in Japan through September 30, 2007, our stock has traded as high as approximately $42.00 and as low as approximately

$6.35. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the development status of our product candidates, including clinical study results and determinations by regulatory authorities with respect to our drug candidates;

•	the initiation, termination, or reduction in the scope of any collaboration arrangements or any disputes or developments regarding such collaborations;

•	announcements of technological innovations, new commercial products or other material events by our competitors or us;

•	disputes or other developments concerning our proprietary rights;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

•	additions or departures of key personnel;

•	discussions of our business, products, financial performance, prospects or stock price by the financial and scientific press and online investor communities;

•	public concern as to, and legislative action with respect to, the pricing and availability of prescription drugs or the safety of drugs and drug delivery techniques; or

•	regulatory developments in the United States and in foreign countries.

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

If the holders of the shares purchased prior to our initial public offering were to sell all or a significant portion of their shares at one time, there would be significant downward pressure on our stock price and it may be difficult to sell your shares.

On September 19, 2005, we filed a Registration Statement on Form S-1 to register 6,733,536 shares of common stock for resale from time to time, which registration statement was subsequently declared effective by the SEC. The registered shares were beneficially owned by 47 holders. On November 23, 2005, we filed a Registration Statement on Form S-1 to register 1,335,657 shares issuable upon the exercise of warrants held by three parties, of which warrants held by our two founders that relate to 1,285,657 shares were exercisable at $1.00 per share and a warrant held by a separate investor that relates to 50,000 shares was exercisable at $10.00 per share. At September 30, 2007, there were 50,000 warrants outstanding held by a separate investor. All of the warrants held by our founders have been exercised, and the warrant held by a separate investor expires in May 2009. All of such shares, other than shares held by our affiliates, may also be sold from time to time in exempt transactions pursuant to Rule 144(k) promulgated by the SEC. The trading volume for our stock is low, with an average trading volume of approximately 14,000 shares per day on the Hercules Market of the Osaka Securities Exchange and 11,600 shares per day on the Nasdaq Global Market during the month of September 2007. If the holders of such shares, to the extent such shares have not been sold already, were to attempt immediately to sell their shares, there would be significant downward pressure on our stock price and it may be difficult, or even impossible, to find a buyer for shares of our common stock.

Our stockholder rights plan and anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us more complicated and the removal and replacement of our directors and management more difficult.

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

Effective November 24, 2006, our board of directors adopted our stockholder rights plan. On March 30, 2007 our stockholders ratified the plan at our annual meeting of stockholders. Under the plan, we declared a dividend distribution of one “Right” for each outstanding share of our common stock to stockholders of record at the close of business on December 11, 2006. Since that time, we have issued one Right with each newly issued share of common stock. Each Right, when exercisable, entitles the holder to purchase from us one one-thousandth (1/1,000) of a share of our Series A Preferred Stock at a purchase price of $77.00, subject to adjustment. In general, under the plan, if a person or affiliated group acquires beneficial ownership of 20% or more of our shares of common stock, then each Right (other than those held by such acquiring person or affiliated group) will entitle the holder to receive, upon exercise, shares of common stock (or, under certain circumstances, a combination of securities or other assets) having a value of twice the underlying purchase price of the Right. In addition, if following the announcement of the existence of an acquiring person or affiliated group we are involved in a business combination or sale of 50% or more of our assets or earning power, each Right (other than those held by the acquiring person or affiliated group) will entitle the holder to receive, upon exercise, shares of common stock of the acquiring entity having a value of twice the underlying purchase price of the Right. The board of directors also has the right, after an acquiring person or affiliated group is identified, to cause each Right to be exchanged for common stock or substitute consideration. We may redeem the Rights at a price of $0.001 per Right prior to the identification of an acquiring person or affiliated group. The Rights expire on November 23, 2016.

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

We effected the initial public offering of our common stock, or IPO, pursuant to a Registration Statement on Form S-1 (File No. 333-119433) that was declared effective by the SEC on January 28, 2005.

As of September 30, 2007, we had used approximately $93.2 million of the net proceeds from our IPO to fund our operations, including development of our clinical trials and we had used $1.6 million for acquisitions of property and equipment. Other than the compensation paid to our officers and directors, no proceeds were paid directly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. We expect to use a majority of the remainder of the net proceeds from our IPO to continue the development of our existing product development programs. In addition, we may use a portion of the net proceeds from our IPO to acquire technologies or businesses that are complementary to our own, but we currently have no commitments or agreements relating to any such transaction.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
10.1	Form of Severance Protection Agreement, dated September 12, 2007, by and between MediciNova, Inc. and certain of its executive officers (incorporated by reference to Form 8-K filed September 14, 2007).

10.2	Form of Undertaking Concerning Exercise of Stock Options Agreement, dated October 23, 2007, by and between MediciNova, Inc. and certain of its executive officers (incorporated by reference to Form 8-K filed October 29, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended September 30, 2007.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended September 30, 2007.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: November 9, 2007	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D. President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ SHINTARO ASAKO
Shintaro Asako Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Form of Severance Protection Agreement, dated September 12, 2007, by and between MediciNova, Inc. and certain of its executive officers (incorporated by reference to Form 8-K filed September 14, 2007).

10.2	Form of Undertaking Concerning Exercise of Stock Options Agreement, dated October 23, 2007, by and between MediciNova, Inc. and certain of its executive officers (incorporated by reference to Form 8-K filed October 29, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended September 30, 2007.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended September 30, 2007.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).