Form 10-K
period 2007-12-31
MEDICINOVA INC
filed 2008-03-17
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark	One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [    ]  Accelerated filer  [X]  Non-accelerated filer  [    ]  Smaller reporting company  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  [    ]  No  [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $88,692,294 based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $8.38 per share on June 29, 2007. Shares of common stock held by each executive officer and director and each person who beneficially owns 10% or more of the outstanding common stock have been excluded from this calculation. This determination of affiliated status may not be conclusive for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 7, 2008 was 11,947,446.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2008 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2007.

MEDICINOVA, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2007

The MediciNova logo is a registered trademark of MediciNova, Inc. All other product and company names are registered trademarks or trademarks of their respective companies.

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, or Annual Report, includes forward-looking statements that involve a number of risks and uncertainties, many of which are beyond our control. Our actual results may differ from those anticipated or expressed in these forward-looking statements as a result of various factors, including those set forth below under the caption “Item 1A – Risk Factors,” and the differences may be material. Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, licensing and acquisition strategy, cost savings initiatives, industry and economic conditions, market factors, our financial condition, liquidity and capital resources, our results of operations, expected progress of the development of our product candidates, potential licensing, collaboration and partnering plans, anticipated trends and challenges in our business and the markets in which we operate, our competitive position, our intellectual property protection, the outcome of any litigation against us, critical accounting policies and the impact of recent accounting pronouncements. In this Annual Report, for example, we make forward-looking statements regarding the potential for our product candidates to receive regulatory approval for one or more indications on a timely basis or at all; the results of pending clinical trials for certain of our product candidates and plans for future clinical trials and regulatory submissions; unexpected adverse side effects or inadequate therapeutic efficacy of certain of our product candidates that could delay or prevent regulatory approval or commercialization or that could result in product liability claims; other difficulties or delays in development, testing, manufacturing and marketing of and obtaining regulatory approval for our product candidates; the scope and validity of patent protection for our product candidates; the market potential for our target markets and our ability to compete; the potential to attract one or more strategic partners and terms of any related transactions; intense competition if any of our product candidates are ever commercialized; the potential impact of uncertainties in the credit and capital markets or a future deterioration of these markets on our investment portfolio; and our ability to raise sufficient capital when needed, or at all. Such forward-looking statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan” or similar words. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not rely unduly on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Item 1. Business

Overview

We are a biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of diseases with unmet medical need with a specific focus on the U.S. market. Through strategic alliances primarily with Japanese pharmaceutical companies, we are developing a diversified portfolio of clinical and preclinical product candidates, each of which we believe has a well-characterized and differentiated therapeutic profile, attractive commercial potential and patent assets having claims of commercially adequate scope.

To date, we have acquired licenses to eight compounds for the development of ten product candidates in what we believe are large and underserved markets. Our development pipeline includes eight programs which have been in clinical development for the treatment of asthma, status asthmaticus, multiple sclerosis, interstitial cystitis, solid tumor cancers, Generalized Anxiety Disorder/insomnia, preterm labor and urinary incontinence. Our earlier stage programs consist of two product candidates which have been in preclinical development for the treatment of thrombotic disorders.

Our current strategy is to focus our resources on the development of two prioritized assets in our development pipeline: MN-221 for the treatment of status asthmaticus, which is an acute, severe asthma attack that does not respond to initial bronchodilator and corticosteroid treatment, and MN-166 for the treatment of multiple sclerosis, or MS. We intend to advance these two product candidates through proof-of-concept Phase II trials and either continue to pursue clinical development independently, as we presently intend with MN-221, or establish strategic collaborations to support Phase III clinical development, as we presently intend with MN-166. Beyond MN-221 and MN-166, the remainder of our existing product candidates will not be the subject of significant development activity, except as required to maintain our license rights or as otherwise deemed necessary to maximize their value. We intend to pursue a variety of initiatives to monetize these product candidates on appropriate terms.

We believe that our ability to identify potentially high-value product candidates, combined with our business model, can accelerate entry into the clinical development process in the United States and Europe and provide us with a competitive advantage. We have historically acquired product candidates with existing safety and efficacy data that are in late preclinical or early clinical development and, in some instances, that have been commercialized in Japan for other indications. We utilize existing data in preparing Investigational New Drug applications, or INDs, in the United States or foreign equivalents in other countries and in designing additional clinical trials to advance the clinical development of the product candidates.

We believe that our ability to gain access to and acquire potentially high-value product candidates from Japanese and European pharmaceutical companies is largely attributable to the established relationships and broad industry experience of our management team. In particular, our relationships with Japanese pharmaceutical companies and their executives provide us with a competitive advantage in opportunistically sourcing product candidates from Japanese pharmaceutical companies at attractive terms. Since our inception, we have established relationships with a number of pharmaceutical companies, including Kissei Pharmaceutical Co., Ltd., Kyorin Pharmaceutical Co., Ltd., Mitsubishi Tanabe Pharma Corporation and Meiji Seika Kaisha, Ltd. in Japan and Angiogene Pharmaceuticals, Ltd. in the United Kingdom, pursuant to which we have obtained rights to develop and commercialize our current product candidates.

Our prioritized product development programs consist of:

•	MN-221 for the treatment of status asthmaticus, for which we completed a Phase IIa clinical trial in the fourth quarter of 2007; and

•

MN-166 for the treatment of MS, for which we initiated a Phase II clinical trial in Eastern Europe in the third quarter of 2005 and announced positive clinical one-year results in the first quarter of 2007.

Our other product development programs consist of:

•

MN-001 for the treatment of bronchial asthma, for which we initiated a Phase III clinical trial in the fourth quarter of 2006 that we subsequently terminated in the second quarter of 2007 and for which we have developed prototypes of once-per-day oral dosing formulations;

•	MN-001 for the treatment of interstitial cystitis, for which we completed a Phase II/III clinical trial in the first quarter of 2007;

•	MN-029 for the treatment of solid tumors, for which we completed one Phase I clinical trial in the second quarter of 2006 and one Phase I clinical trial in the fourth quarter of 2007;

•

MN-305 for the treatment of Generalized Anxiety Disorder/insomnia, for which we completed a Phase II/III clinical trial for the treatment of Generalized Anxiety Disorder in the second quarter of 2006 and a Phase IIa clinical trial for the treatment of insomnia in the fourth quarter of 2007;

•

MN-221 for the treatment of preterm labor, for which we completed a Phase Ib clinical trial to investigate the pharmacokinetic profile of MN-221 in healthy pregnant women not in labor in the second quarter of 2007;

•	MN-246 for the treatment of urinary incontinence, for which we completed a Phase I clinical trial in the fourth quarter of 2006 and a Phase I food effects study in the first quarter of 2007;

•	MN-447 for the treatment of thrombotic disorders, which is in preclinical development; and

•	MN-462 for the treatment of thrombotic disorders, which is in preclinical development.

The table set forth below summarizes our prioritized product development programs.

Product Candidate	Disease/Indication	Phase of Development*	Licensor	Licensed Territory
MN-221	Status asthmaticus	Phase IIa clinical trial completed in Q4, 2007	Kissei Pharmaceutical	Worldwide, except Japan

MN-166	Multiple sclerosis	Phase II clinical trial initiated in Q3, 2005; Year one results announced in Q1, 2007	Kyorin Pharmaceutical	Worldwide, except Japan, China, Taiwan and South Korea

The table set forth below summarizes our other product development programs.

Product Candidate	Disease/Indication	Phase of Development*	Licensor	Licensed Territory
MN-001	Bronchial asthma	Phase III clinical trial initiated in Q4, 2006 and terminated in Q2, 2007; Once-per-day oral dosing formulation prototypes developed	Kyorin Pharmaceutical	Worldwide, except Japan, China, Taiwan and South Korea

MN-001	Interstitial cystitis	Phase II/III clinical trial completed in Q1, 2007†	Kyorin Pharmaceutical	Worldwide, except Japan, China, Taiwan and South Korea

MN-029	Solid tumors	Phase I clinical trial completed in Q2, 2006; Second Phase I clinical trial completed in Q4, 2007	Angiogene Pharmaceuticals	Worldwide

MN-305	Generalized Anxiety Disorder/ Insomnia	Phase II/III clinical trial completed in Generalized Anxiety Disorder in Q2, 2006†; Phase IIa clinical trial in insomnia completed in Q4, 2007††	Mitsubishi Tanabe Pharma Corporation	Worldwide, except Japan and certain countries in Asia

MN-221	Preterm labor	Phase Ib clinical trial completed in Q2, 2007	Kissei Pharmaceutical	Worldwide, except Japan

MN-246	Urinary incontinence	Phase I clinical trial completed in Q4, 2006; Phase I food effects study completed in Q1, 2007	Mitsubishi Tanabe Pharma Corporation	Worldwide, except Japan and certain countries in Asia

MN-447	Thrombotic disorders	Preclinical	Meiji Seika Kaisha	Worldwide, except Japan and certain countries in Asia

MN-462	Thrombotic disorders	Preclinical	Meiji Seika Kaisha	Worldwide, except Japan and certain countries in Asia

*	We define a product candidate to be in Phase II/III when the clinical trial design is such that, if the primary endpoint is met, the results may provide confirmatory evidence of efficacy if we choose to submit the clinical trial as a pivotal trial and the U.S. Food and Drug Administration, or FDA, chooses to review the clinical trial as a pivotal trial. However, in regulatory filings with the FDA, we have nominally described these clinical trials as Phase II clinical trials.
†	Although positive signs of efficacy were obtained in the clinical trials conducted on MN-001 in interstitial cystitis and MN-305 in Generalized Anxiety Disorder, the predefined primary statistical endpoints of the clinical trials were not achieved; therefore, we do not anticipate submitting either clinical trial as a pivotal trial supporting a new drug application, or NDA, to the FDA.
††	In the clinical trial conducted on MN-305 in insomnia, the predefined statistical endpoint of the clinical trial was not achieved; therefore, we have terminated any further development of MN-305 for the treatment of insomnia.

We have assembled a management team with extensive experience in the pharmaceutical and biotechnology industries, including experience in preclinical and clinical research and development, drug substance and product preparation, regulatory affairs and corporate development. We believe that our management team has the expertise necessary for:

•	assessing product opportunities;

•	acquiring product candidates and compounds;

•	advancing product candidates through the clinical and regulatory processes; and

•	building product development alliances and bringing products to market.

Our Strategy

Our goal is to build a sustainable biopharmaceutical business through the successful development and commercialization of differentiated products for the treatment of diseases with unmet medical need in high-value therapeutic areas. Key elements of our strategy are as follows:

•

Concentrate on development of our two prioritized product candidates, MN-221 and MN-166. We may either pursue the development and commercialization of these product candidates ourselves or enter into strategic alliances with larger pharmaceutical companies to do the same. We intend to actively pursue strategic collaborations to draw on the development, regulatory and commercialization expertise and financial resources of larger biotechnology and pharmaceutical partners. At present, we will likely pursue further development and commercialization of MN-221 for the treatment of status asthmaticus independently in the United States; however, we are not planning to pursue any further development of MN-166 for the treatment of MS beyond the ongoing Phase II clinical trial until such time that we are able to secure a strategic collaboration to further development of MN-166. We also intend to continue to seek potential partners and potential acquirers of license rights to our programs in markets outside the United States, with the goal of retaining significant commercial participation in these product opportunities.

•

Maximize the value of the remainder of our diversified pipeline of existing product candidates. We will strategically conduct development activities on the remainder of our existing product candidates, to the extent that we deem any further activities necessary, to maximize their value while aggressively pursuing a variety of initiatives to monetize these product candidates on appropriate terms.

•

Opportunistically in-license additional product candidates through our global industry relationships. Over the long term, we intend to expand our pipeline of in-licensed product candidates by continuing to cultivate and strengthen our business relationships with pharmaceutical companies in Japan and other markets. We believe our ability to acquire product candidates with high potential and existing preclinical or early clinical data from Japanese pharmaceutical companies provides us with a competitive advantage over other drug development companies in the U.S. market. We believe that additional diversification and expansion of our pipeline of product candidates will help maximize the commercial opportunity and mitigate the risks inherent in drug discovery and development.

•

Selectively add commercial capabilities as our product development programs mature. To ensure our ability to build a sustainable business, we plan to selectively add commercial capabilities to our management team to support our evolution into a commercial entity as our product development programs mature. We may develop our own marketing and sales organization to promote certain of our product candidates.

Product Development Programs

Our product development programs address diseases that we believe are not well served by currently available therapies and represent significant commercial opportunities. We believe that our product candidates offer innovative therapeutic approaches that may provide significant advantages relative to current therapies.

Our product acquisitions have focused primarily on product candidates with significant preclinical and early clinical testing data that has been developed by the licensors outside of the United States. We utilize the existing data in preparing Investigational New Drug Applications, or INDs, or foreign equivalents and designing additional clinical trials to advance the regulatory approval process. Following are details of our product development programs:

Prioritized Product Candidates

MN-221 for Status Asthmaticus

Indication Overview and Market Opportunity. Status asthmaticus, or acute exacerbations of asthma, is a long-lasting and severe asthma episode in which asthma symptoms are not responsive to initial bronchodilator or corticosteroid therapy. Status asthmaticus is an emergency situation that can lead to death, emergency department treatment and, in some cases, hospital admission. Beta-agonist agents are the mainstays of acute treatment for these types of asthma attacks. The inhaled route is generally more effective; however, in some severe cases, there is so little airflow that inhalation does not work. In these cases, intravenous or subcutaneous administration may be used. Visits to emergency departments for asthma increased from approximately 1,500,000 in 1992 to approximately 1,800,000 in 2004. Despite significant improvements in the treatment for asthma over the past 20 years, there has not been a corresponding decrease in either hospitalizations or deaths due to asthma. Data from the National Center for Health Statistics show that 408,000 patients were hospitalized in the United States for asthma in 1980, as compared with 497,000 hospital admissions in 2004. In addition, there were approximately 2,890 deaths due to asthma in 1980, as compared with approximately 4,100 deaths in 2004. According to the National Heart, Lung and Blood Institute, the costs associated with emergency department visits and hospitalizations due to asthma were $518.0 million and $2.7 billion, respectively, in 2004. We believe that there remains an unmet medical need for a safe and effective treatment for status asthmaticus that could prevent some of these hospitalizations.

Overview of MN-221 in Status Asthmaticus. MN-221 is a novel, highly selective ß2-adrenergic receptor agonist being developed for the treatment of status asthmaticus. We licensed MN-221 from Kissei Pharmaceutical Co., Ltd. Preclinical studies conducted in vitro and in vivo showed MN-221 to be highly selective for the ß2-adrenergic receptor. In these studies, the ß1-adrenergic receptor stimulating activity of MN-221 was less than that of other ß2-adrenergic receptor agonists in isolated rat atrium and in vivo cardiac function tests in rats, dogs and sheep, thereby suggesting that the stimulating action of older, less selective ß2-adrenergic receptor agonists on the heart via ß1-adrenergic receptors may be reduced with MN-221 due to its greater ß2-adrenergic receptor selectivity. In addition, in vitro studies also suggested that MN-221 may act as only a partial ß1-adrenergic receptor agonist in cardiac tissue, while acting as a full ß2-adrenergic receptor in lung tissue. We believe that this improved receptor binding and functional selectivity may result in fewer cardiovascular side effects than are commonly observed with other ß2-adrenergic receptor agonists used to treat this condition.

Clinical Results. We initiated a randomized, double-blind, placebo-controlled, dose escalation, multi-center Phase IIa clinical trial of MN-221 in the fourth quarter of 2006. We completed this clinical trial, which involved 23 stable mild-to-moderate asthmatics at four clinical centers in the United States, in the fourth quarter of 2007. At each dose level in the escalation, patients were randomized to receive either a 15-minute intravenous infusion of MN-221 or placebo. This clinical trial achieved statistical significance in its primary endpoint of mean change in forced expiratory volume in one second, or FEV1, from baseline to measurement at 15 minutes (the end of the infusion) at doses of 10, 16, 30 and 60 micrograms per minute of MN-221 (p-value less than or equal to 0.0006) compared to placebo. MN-221 produced a significant linear, dose-related increase in mean change in post-infusion FEV1 from baseline (p-value less than or equal to 0.0001) following a 15-minute intravenous infusion of MN-221. Significant improvements in mean change in post-infusion (15 minute) FEV 1 from baseline were observed at doses of 10, 16, 30 and 60 micrograms per minute (p-value less than or equal to 0.0006) and at the dose of 3.5 micrograms per minute (p-value=0.0106) compared to placebo. In the protocol correct population for this clinical trial, which consisted of 21 patients, the dose-related increases in FEV1 were maintained for four hours (p-value=0.0393) and at eight hours (p-value=0.0424) following the 15-minute infusion of MN-221. MN-221 was well tolerated in this Phase IIa clinical trial, with only the expected ß2-adrenergic receptor pharmacology noted in some patients (e.g., fall in serum potassium, elevation in plasma glucose, mild headache and mild tremors). There were no clinically significant cardiovascular, electrocardiogram, or ECG, or vital sign changes observed at any dose tested. In addition, no serious adverse effects were observed in this clinical trial.

Development Plans. We have developed and studied an intravenous formulation of MN-221 appropriate for hospital use. In the first half of 2008, we plan to initiate a second Phase IIa clinical trial in stable asthmatic patients to evaluate the effects of longer infusions of MN-221 and a pilot Phase IIb clinical trial in patients with status asthmaticus in an emergency department setting. We expect to complete both of these clinical trials in the second half of 2008. In the second half of 2008, we plan to initiate a second, larger Phase IIb clinical trial in patients with status asthmaticus in an emergency room setting, which we expect to complete in the second half of 2009. If we are successful in completing these Phase II clinical trials in a timely manner, we would plan to initiate two Phase III clinical trials of MN-221 in the second half of 2009, which we would expect to complete in the second half of 2010. If we are successful in completing these Phase III trials in a timely manner, we would then plan to file an NDA with the FDA as early as the end of 2010 to seek regulatory approval for MN-221. We also intend to conduct an advanced clinical trial of MN-221 in pediatric patients with status asthmaticus; however, we have not yet determined whether we will initiate this clinical trial in conjunction with the other planned Phase III clinical trials or after submission of the NDA.

MN-166 for Multiple Sclerosis

Indication Overview and Market Opportunity. Multiple sclerosis, or MS, is an inflammatory disease of the central nervous system, or CNS, in which the body’s immune system attacks the protective sheath surrounding nerve fibers. According to the National Institute of Neurological Disorders and Stroke, MS is believed to affect approximately 250,000 to 350,000 people in the United States. The most obvious effect of MS is its destruction of nerve fibers leading to the loss of muscle control. However, MS also affects multiple CNS functions. Currently, there is no known cure for the disease. According to a Cognos study published by Decision Resources, Inc., relapsing-remitting MS, or RRMS, is the most common type of the disease, accounting for approximately 65% of MS patients, and most patients with RRMS eventually progress to the secondary progressive form of the disease. According to Med Ad News, worldwide sales of drugs to treat MS were approximately $7.2 billion in 2006.

The aim of treatment is to relieve symptoms of acute attacks by reducing the frequency of relapses and limiting the disabling effects of relapses and to minimize disability caused by disease progression. Steroids are used in treating MS to decrease the severity and shorten the duration of the attacks, but they do not change the course of the disease. Corticosteroid use is normally limited to the short-term treatment of MS, perhaps over a period of one to three weeks, as it generally is believed that the side effects and safety risks of long-term corticosteroid therapy outweigh clinical benefits in extended MS treatment. More recently, immunosuppressive agents and techniques have been introduced for the treatment of MS. However, these treatments are only partially effective and certain side effects may preclude their widespread use. They may slow the course of disease progression and mitigate its effects temporarily, but additional drugs are often required to address the various CNS dysfunctions caused by the disease. In addition, many patients continue to experience relapses and progression of the disease despite taking these immunomodulators, as they are generally successful in only reducing the relapse rate by approximately one-third. Currently, the most widely used treatments for MS are beta-interferons; however, beta-interferons require injection, which may result in inflammation at the injection site. Severe flu symptoms also may occur with the beta-interferons. We believe drugs for the treatment of MS that can be taken with less discomfort, particularly those that can be taken orally, with equal or better efficacy as the available treatments for MS would have widespread appeal.

Overview of MN-166. We licensed MN-166 from Kyorin Pharmaceutical Co., Ltd. MN-166 has been marketed in Japan and Korea since 1989 to treat cerebrovascular disorders and bronchial asthma. In preclinical in vivo and in vitro studies, MN-166 inhibited leukotriene activity, phosphodiesterases and nitric oxide synthase, all of which are inflammatory mechanisms known to be involved in MS. These studies also suggested that MN-166 may suppress the production of pro-inflammatory cytokines (IL-1ß, TNF-µ) and enhance the production of the anti-inflammatory cytokines (IL-4, IL-10). Based on the potential mechanisms of action of MN-166, its clinical safety history in Japan, the results of pilot studies conducted by Kyorin Pharmaceutical in MS patients and the issuance of a U.S. patent covering the method of using MN-166 to treat the disease, we decided to pursue development of MN-166 as a novel, oral agent for the treatment of MS.

Clinical Results. Based on its anti-inflammatory activity and safety profile, MN-166 was evaluated for potential activity in MS in two pilot clinical trials sponsored by academic investigators in Japan. In one open-label pilot clinical trial, the investigators studied the effects of MN-166 on relapse rates in six MS patients who had a mean of four relapses per year. Following 12 to 20 months of treatment with MN-166, the average relapse rate was reduced. Over this time frame, there was no significant change in the mean Expanded Disability Status Score, or EDSS, a measure of MS drug efficacy and disease progression. No side effects of MN-166 were reported in this clinical trial. In a second pilot trial involving 12 MS patients receiving MN-166 for four weeks, MN-166 tended to normalize the levels of several chemical mediators of inflammation, including tumor necrosis factor alpha and interferon gamma. These two pilot clinical trials in MS were not performed and analyzed in accordance with standards that will allow us to use them to support a marketing application to the FDA.

We obtained authorization from regulatory authorities in several countries in Eastern Europe to initiate a clinical trial and subsequently initiated a two-year Phase II multi-center, randomized, double-blind, placebo-controlled clinical trial of MN-166 involving 297 MS patients with relapsing MS in the third quarter of 2005. One-year results from this clinical trial were announced in the first quarter of 2007. The one-year results, which included a number of efficacy endpoints for this clinical trial, showed a significant increase in the proportion of patients who remained relapse-free over the first 12 months of treatment with 60 mg per day of MN-166 compared to placebo (p-value=0.03). The time to first relapse was also significantly increased in patients treated with 60 mg of MN-166 per day compared to placebo (p-value=0.04). Positive trends were also observed in the annualized relapse rate (p-value=0.08) and number of relapses (p-value=0.10) among patients who completed the first 12 months of treatment with 60 mg of MN-166 per day compared to those patients completing the first 12 months of treatment on placebo. A significant reduction in brain volume loss (p-value=0.04), as measured by cranial magnetic resonance imaging, or MRI, scans, was observed in patients treated with 60 mg per day of MN-166 compared to placebo. Loss of brain volume on MRI scans has been shown to correlate with clinical progression and disability in MS patients. Positive trends were also observed in several other radiological outcome measures, including the volume of gadolinium-enhancing (T1) lesions (p-value=0.09), in patients treated with 60 mg of MN-166 per day compared with placebo. However, no reduction in the cumulative number of active (gadolinium-enhancing (T1) and non-enhancing new/enlarging (T2)) lesions on cranial MRI scans over 12 months of treatment was observed in patients treated with MN-166 compared to placebo, which was the protocol-defined primary endpoint of this clinical trial. No clinical or radiological benefit was observed in patients treated with 30 mg per day of MN-166. MN-166 was well tolerated at all doses in this clinical trial. Eighty-nine percent of patients completed the first 12 months of this clinical trial with only mild gastrointestinal side effects observed with MN-166 compared to placebo (3-6% vs. 1-3%, respectively).

In January 2008, we announced results from a double-blind analysis of the first year of treatment from the two-year Phase II clinical trial of MN-166 for the treatment of MS. The analysis showed that MN-166 decreased the formation of black holes, which are permanent brain lesions believed to indicate the death of nerves in the brain, on MRI scans in patients participating in the clinical trial, thereby adding support to our belief that MN-166 may provide neuroprotection in relapsing MS. The data demonstrated that a 60 mg per day dosing regimen of MN-166 significantly reduced the proportion of new T1 gadolinium-enhancing or new T2 lesions identified at month two of the clinical trial that evolved into persistent black holes at month ten compared to placebo (RR=0.63, p-value=0.011). Treatment with a 30 mg per day dosing regimen of MN-166 showed a trend toward reduced risk of new lesion evolution to persistent black holes compared to placebo (RR=0.735, p-value=0.074).

Development Plans. We are conducting the two-year Phase II clinical trial of MN-166, which we expect to complete in April 2008. Outcome measures will include safety, symptom assessments and serial imaging of the CNS via MRI scans. We have also developed prototype once-per-day dosage forms of MN-166 for potential future clinical trials.

At present, we are not planning to undertake any further clinical development of MN-166 beyond completion of the two-year Phase II clinical trial until such time that we are successful in entering into a strategic collaboration to support further clinical development and commercialization of MN-166.

Other Product Candidates

MN-001 for Asthma

Indication Overview and Market Opportunity. Asthma is a chronic inflammatory disease of the airways in which symptom control is the key to effective disease management. Alleviation of acute asthmatic symptoms and blocking of late phase inflammation are both important to asthma therapy. According to the National Center for Health Statistics and the Global Initiative for Asthma, there are approximately 20,000,000 asthma patients in the United States and 300,000,000 asthma patients worldwide.

Sales of asthma therapeutics, with over 160,000,000 retail prescriptions written in 2004, increased to over $13.0 billion in 2005. Leading treatments currently include inhaled corticosteroids, bronchodilators and leukotriene antagonists. Worldwide sales of inhaled corticosteroids were $2.3 billion in 2005. Combination products, consisting of inhaled corticosteroids plus long acting beta agonists, added an additional $6.5 billion in sales in 2005. Inhaled steroids, such as fluticasone (Flovent®) and beclomethasone (Vanceril®), are more broadly effective in blocking late phase inflammation, but their general side effects require careful monitoring. Leukotriene antagonists, such as montelukast (Singulair®) or zafirlukast (Accolate®), became available as a new asthma therapy in the late 1990s. These drugs block the actions of leukotrienes, which are pro-inflammatory chemical mediators, and the subsequent inflammation caused by eosinophil migration to the lungs. According to Merck & Co., Inc.’s 2006 Annual Report, worldwide sales of montelukast (Singulair®), a leading leukotriene antagonist, were $3.6 billion in 2006.

Overview of MN-001 in Asthma. MN-001 is a novel, orally bioavailable compound being developed for the treatment of bronchial asthma. We licensed MN-001 from Kyorin Pharmaceutical Co., Ltd. In in vivo preclinical studies conducted by Kyorin Pharmaceutical and us, MN-001 combined the positive attributes of the leukotriene antagonists and inhaled steroids, while maintaining an acceptable safety profile. In preclinical pharmacology studies, MN-001 inhibited airway hyper-reactivity through a reduction of airway inflammation. In vitro studies and animal studies also suggested that MN-001 may affect many of the downstream mechanisms activated by mast cell degranulation, which is the release of chemicals that cause inflammation. MN-001 also demonstrated that it is a potent inhibitor of pro-inflammatory enzymes in vitro (e.g., 5-lipoxygenase and phosphodiesterase 4), as it prevented migration of inflammatory cells to the lungs of rodents in these studies. In addition, in guinea pig asthma models, MN-001 was more selective than steroids in affecting cells involved in the inflammatory process and not those involved in cellular immunity.

Clinical Results. MN-001 has proven to be well tolerated in early clinical testing. Treatment-related adverse effects, primarily consisting of gastrointestinal discomfort such as diarrhea, loose stools, nausea and upper abdominal pain, were mild, transient and reversible. These adverse effects were consistent with findings in preclinical studies.

We conducted a randomized, double-blind, placebo-controlled, multi-center Phase II clinical trial in patients with mild-to-moderate asthma, which was completed in the fourth quarter of 2005. In this clinical trial, 147 patients were randomly assigned to receive placebo or MN-001 tablets in one of three oral dosing regimens for four weeks. The primary endpoint of the trial was achieved with a statistically significant improvement in mean forced expiratory volume in one second or, FEV1, after four weeks of treatment with 500 mg of MN-001 at three times daily dosage, or TID, compared to placebo (p-value=0.021; intent-to-treat, observed cases). A similar trend was observed for the 750 mg two times daily dosage, or BID, of MN-001 (p-value=0.058). Positive trends in secondary outcome measures were also observed in the 500 mg TID treatment group, including serial spirometry, morning and evening peak flow rates, and provocative concentration causing a 20% fall in FEV1, or PC20, values in a methacholine challenge test, each of which is a common measure of respiratory function. MN-001 was well tolerated in this clinical trial with 89% of patients completing four weeks of treatment. There was no apparent difference between placebo and any of the active treatment groups in adverse events leading to discontinuation or in adverse events attributable to treatment.

Development Plans. We initiated a Phase III clinical trial in asthma with MN-001 in the fourth quarter of 2006 and used a 1,500 mg total daily dose. We terminated this clinical trial in the second quarter of 2007 to pursue development of a once-per-day oral dosing formulation of MN-001 and to focus our resources on our two prioritized product candidates, MN-221 and MN-166. We have developed a prototype once-per-day oral dosing formulation for MN-001 for potential future clinical trials. We will limit our development efforts on MN-001 for the treatment of asthma to those activities necessary to maximize MN-001’s value while pursuing a variety of initiatives to monetize this product candidate.

MN-001 for Interstitial Cystitis

Indication Overview and Market Opportunity. Interstitial cystitis, or IC, is a chronic disease of the bladder characterized by urinary frequency and urgency, nighttime urination and pelvic and bladder pain. It is widely believed that IC is due to an altered or defective bladder lining and an increased number of activated bladder mast cells, which are specialized cells that release biochemicals and cause inflammation. According to the National Kidney and Urologic Diseases Information Clearinghouse, which is a division of the National Institutes of Health, an estimated 1,000,000 patients suffer from IC in the United States, 90% of whom are women. The prevalence of IC in Europe is approximately one-third that of the United States. We believe that IC is currently underdiagnosed and that the market for drugs that treat IC will likely expand with the introduction of effective new treatments.

Overview of MN-001 in Interstitial Cystitis. MN-001 is a novel, orally bioavailable, anti-inflammatory compound being developed for the treatment of IC. We licensed MN-001 from Kyorin Pharmaceutical Co., Ltd. Data that we collected in connection with the development of MN-001 for bronchial asthma and data collected by Kyorin Pharmaceutical provided us with a strong scientific rationale for evaluating MN-001 as an oral treatment for IC. MN-001 has been shown to block a number of the inflammatory mechanisms activated by mast cell degranulation that are important in the pathogenesis of inflammatory disorders, including IC and asthma (e.g., leukotriene receptor antagonism and inhibition of phosphodiesterases III and IV, 5-lipoxygenase, phospholipase C and thromboxane A2). In addition, MN-001 produced anti-inflammatory effects in a variety of rodent models of IC and asthma; in these models, MN-001 reduced bladder hyper-reactivity much in the same way that it reduced airway hyper-reactivity in the lung.

Clinical Results. We conducted a randomized, double-blind, placebo-controlled multi-center Phase II/III clinical trial in patients with moderate-to-severe IC, which was completed in the first quarter of 2007. This clinical trial involved 305 patients at 37 clinical sites in the United States. Results from this clinical trial indicated that, while well-tolerated, MN-001 did not show a statistically significant clinical benefit compared to placebo on the primary endpoint (to be much or very much improved overall on a patient-rated global response assessment) at the doses tested in this clinical trial (500 mg once or twice a day for eight weeks). Results from this clinical trial also indicated that IC patients were more than twice as likely to respond on 500 mg of MN-001 administered twice a day compared to placebo (25% compared to 12%, p-value=0.04) after four weeks of treatment. This difference, however, was not observed at eight weeks due to continued improvement among placebo-treated patients. The response rate of patients treated with 500 mg of MN-001 once a day did not significantly differ from placebo at either four or eight weeks.

Development Plans. We will limit our development efforts on MN-001 for the treatment of IC to those activities necessary to maximize MN-001’s value while pursuing a variety of initiatives to monetize this product candidate.

MN-029 for Solid Tumors

Indication Overview and Market Opportunity. The American Cancer Society estimates that more than 1,400,000 Americans will be diagnosed with cancer in 2008, of which more than 730,000 patients will be diagnosed with lung, prostate, colon, rectum or breast solid tumor cancers. The American Cancer Society also estimates that approximately 560,000 patients are expected ultimately to die from cancer in 2008. According to Datamonitor, the market for solid tumor cancer therapeutics exceeded $16.0 billion in 2005.

Tumor blood vessels are a promising target for cancer therapy. Compounds that act to deprive tumors of their blood supply fall into two classes: angiogenesis inhibitors and vascular disrupting agents, or VDAs. Angiogenesis inhibitors block the formation of new blood vessels formed in response to tumor growth, whereas VDAs disrupt blood flow through existing tumor blood vessels. We believe that VDAs have a potential advantage over angiogenesis inhibitors because VDAs work on existing tumor blood vessels and can kill hundreds of cancer cells that depend on that blood supply with even a brief interruption in blood flow, rather than simply slowing tumor growth by blocking new blood vessel formation.

Overview of MN-029. MN-029 is a novel, small molecule VDA being developed for the treatment of solid tumors. We licensed MN-029 from Angiogene Pharmaceuticals, Ltd. Several preclinical pharmacology studies conducted by Angiogene Pharmaceuticals and us have assessed the mechanism of action and anti-tumor activity of MN-029 in vivo in rodent models of breast adenocarcinoma, colon carcinoma, lung carcinoma and KHT sarcoma. In these studies, MN-029 damaged poorly formed tumor blood vessels by weakening tumor blood vessel walls and causing leakage, clotting and eventual vascular shutdown within the tumor. These studies suggest that MN-029 acts quickly and is rapidly cleared from the body, which may reduce the potential for some adverse effects commonly associated with chemotherapy. Shutdown of tumor blood flow in tumor models was confirmed through the use of dynamic contrast-enhanced MRI.

Clinical Results. To date, we have conducted two Phase I clinical trials of MN-029 for the treatment of solid tumors. We completed one Phase I clinical trial of MN-029 in patients with solid tumors in the second quarter of 2006 and the other Phase I clinical trial in the fourth quarter of 2007.

In one Phase I clinical trial, MN-029 was administered as an intravenous infusion once every three weeks with a 20-day recovery period between doses (one cycle). Results from this clinical trial showed that MN-029 was well tolerated at doses that reduced tumor blood flow. A maximum tolerated dose of 180 mg/m2 per dose was established in this clinical trial. The most common side effects of MN-029 were characteristic of other VDAs and included nausea, vomiting, fatigue and diarrhea. Nine of 34 patients with advanced solid tumors for whom no standard therapy was available had stable disease after three cycles of treatment. Six patients had prolonged (greater than six months) stable disease. To date, two of these patients remain on therapy with MN-029 under compassionate use Investigator INDs and had stable disease (one with melanoma after 24 months of treatment and one with carcinoid tumors after 33 months of treatment) upon their transition from our clinical trial to compassionate use programs in the fourth quarter of 2007. Following the transition of these patients to compassionate use programs, we have not received, nor will we receive, any further data on these patients unless a serious adverse effect occurs. Although no patients showed objective responses based on Response Evaluation Criteria in Solid Tumors, or RECIST criteria, which is tumor length on CT or MRI scan, semi-automated measurements of tumor volumes from CT scans showed a measureable reduction in tumor burden in the subject with the largest reduction in tumor blood flow (Ktrans -40%). Tumor blood flow reduction assessed by dynamic contrast-enhanced magnetic resonance imaging, or DCE-MRI, was recorded at doses greater than or equal to 120 mg/m2. Various aspects of the results from this clinical trial were presented at the American Society of Clinical Oncology, or ASCO, meeting in June 2006, the American Association for Cancer Research-National Cancer Institute-European Organisation for the Research and Treatment of Cancer, or AACR-NCI-EORTC, meeting in November 2006 and the European CanCer Organisation, or ECCO, meeting in September 2007.

In another Phase I clinical trial, MN-029 was administered as an intravenous infusion every 7 days (Days 1, 8, 15) followed by a 13-day recovery period (one cycle). Results from this clinical trial showed that MN-029 was well tolerated. The maximum dose was limited to 180 mg/m2 per dose based on the results of the other Phase I trial that employed a less aggressive dosing schedule. The most common side effects of MN-029 in this clinical trial included nausea, vomiting, arthralgia and headache. Eleven of 20 patients with advanced solid tumors for whom no standard therapy was available had stable disease after two cycles of treatment. Four subjects continued on extended cycles of MN-029 treatment. Based on RECIST criteria, one patient with metastatic pancreatic cancer had an overall partial response with a duration of 74 days. Seven patients had stable disease with a median duration of 83 days.

Development Plans. We will limit our development efforts on MN-029 for the treatment of solid tumors to those activities necessary to maximize MN-029’s value while pursuing a variety of initiatives to monetize this product candidate.

MN-305 for Generalized Anxiety Disorder/Insomnia

Indication Overview and Market Opportunity. The essential characteristic of Generalized Anxiety Disorder is excessive, uncontrollable worry about everyday events. This constant worry affects daily functioning and can cause severe physical symptoms. Generalized Anxiety Disorder can occur with other anxiety disorders, depressive disorders or substance abuse. Generalized Anxiety Disorder is often difficult to diagnose because it is not triggered by a specific object or situation. The intensity, duration and frequency of the worry are disproportionate to the issue. As a result, Generalized Anxiety Disorder tends to interfere with the patient’s performance of tasks and ability to concentrate. According to the National Institute of Mental Health, anxiety disorders affect approximately 40,000,000 American adults, of whom approximately 6,800,000 suffer from Generalized Anxiety Disorder.

A variety of pharmacologic agents are used to manage patients with anxiety disorders. Benzodiazepines have been the mainstay of the treatment of acute anxiety since the late 1960s. However, their efficacy as a treatment has been limited by problems faced in chronic use due to their sedative effects. In the late 1980s, buspirone was introduced and widely used even though it takes effect slowly. Buspirone was well tolerated and relatively safe. During the late 1990s, newer anti-depressants, notably the specific serotonin reuptake inhibitors, or SSRIs, were increasingly used to treat anxiety as well. While effective, the use of SSRIs may result in a variety of undesirable side effects, including agitation and sexual dysfunction. Also, SSRIs may take weeks to exert their beneficial effects. Anxiety disorders are the most prevalent of neuropsychiatric conditions, yet are generally considered to be under-diagnosed and therefore undertreated. Therefore, we believe that there is a significant opportunity for the introduction of new anxiety reducing drugs.

Insomnia is an extremely prevalent sleeping disorder characterized by persistent difficulty falling asleep or staying asleep despite the opportunity which is currently not well diagnosed or treated. According to the U.S. Department of Health and Human Services, approximately 60,000,000 individuals suffer from insomnia each year. Moreover, in 2005, more than 24% of adults used some form of sleep aid in the United States. The world prescription market for insomnia drugs is forecast to rise from $3.7 billion in 2005 to $5.5 billion by 2014. Until recently, the insomnia market consisted mainly of two drugs, Sanofi-Aventis’ Ambien® and King Pharmaceuticals, Inc.’s Sonata® , which are both schedule IV GABA agonists and both approved for sleep induction only. The market leader, Ambien, achieved $2.5 billion in sales in 2006. The launches of Takeda Pharmaceutical Co., Ltd.’s Rozarem® and Sepracor Inc.’s Lunesta® in 2005 expanded the market to include non-scheduled drugs and those approved for sleep maintenance as well as for sleep induction. Insomnia often coexists with other chronic physical and psychiatric conditions. In fact, more than 40% of people with insomnia have a comorbidity with another disorder such as depression, anxiety, cardiovascular disease, arthritis or diabetes. Due to a variety of factors, including the large patient population with chronic insomnia, the low rate of diagnosis and subsequent treatment, and increasing awareness of the negative impact of insomnia on quality of life in patients with other conditions, many competing drugs are in development to treat insomnia. We believe that drugs that are approved with an indication for sleep maintenance, are not scheduled drugs and minimize side effects, such as confusion or ataxia, may have a major opportunity to gain a significant position in this market.

Overview of MN-305. MN-305 is a serotonin receptor agonist with high affinity and selectivity for the serotonin 5-HT1A receptor subtype. Drugs that act through this mechanism, such as buspirone, have been proven to be clinically effective in treating Generalized Anxiety Disorder. We licensed MN-305 from Mitsubishi Pharma Corporation, now Mitsubishi Tanabe Pharma Corporation. MN-305 has been shown to be more potent than buspirone and to exhibit anti-anxiety efficacy in a wide range of preclinical rodent models. For example, in a social interaction test, MN-305 prolonged the duration of social interaction in rats. Preclinical and clinical studies conducted by Mitsubishi Tanabe Pharma Corporation and us also suggest that MN-305 may have a more rapid onset of action than buspirone.

Clinical Results. Preliminary evidence of anti-anxiety efficacy was provided by a six-week, open-label, fixed-flexible dose Phase II clinical trial conducted by Mitsubishi Tanabe Pharma Corporation in Japan in 61 patients with neurotic disorders. The neurotic disorders included Generalized Anxiety Disorder, panic disorder, agoraphobia, mixed anxiety and depressive disorder and dysthymia. MN-305 was well tolerated, with headaches being the most common side effect in this clinical trial. At the end of the clinical trial, the mean Hamilton Rating Scale for Anxiety score, or HAM-A score, which is a scale used to measure the intensity of anxiety symptoms, was reduced compared to the pre-treatment value. Similarly, a majority of the patients were rated “Moderately Improved” or better following treatment with MN-305. In addition, MN-305 was well tolerated in several clinical trials conducted by Mitsubishi Tanabe Pharma Corporation in healthy volunteers and patients with anxiety disorders and Major Depressive Disorder. These studies did not evaluate the reduction of anxiety symptoms in patients that were not treated with MN-305.

The U.S. IND for MN-305 was transferred to us from Mitsubishi Tanabe Pharma Corporation, which enabled us to initiate a Phase II/III randomized, double-blind, placebo-controlled clinical trial in 416 patients with Generalized Anxiety Disorder in the first quarter of 2005. We completed this clinical trial in the second quarter of 2006. The results revealed trends for improvement in all efficacy outcome measures. Statistically significant improvements in the total HAM-A score and in anxious mood, which is item 1 of the HAM-A score and was a secondary endpoint in this clinical trial, were observed through eight weeks of treatment. However, statistical significance on change from baseline of the total HAM-A score after ten weeks of treatment, which was the primary outcome measure of this clinical trial, was not achieved. MN-305 was well tolerated at all doses in this clinical trial, and we believe the findings were sufficiently positive to warrant further clinical evaluation of this product candidate.

We analyzed the results from our Phase II/III clinical trial of MN-305 in Generalized Anxiety Disorder and performed in-depth analyses of subgroups that showed statistically significant improvement in certain aspects of the HAM-A score (e.g., insomnia). Based on these analyses, we initiated a Phase IIa proof-of-concept clinical trial of MN-305 for the treatment of insomnia in the first quarter of 2007 to assess the effects of three dosages of MN-305 (1 mg, 3 mg and 6 mg) and placebo, all administered orally approximately 60 minutes before bedtime. This clinical trial, which involved 74 subjects at ten study centers in the United States, was completed in the fourth quarter of 2007. This clinical trial failed to achieve statistical significance in its primary endpoint of reducing Wake (time) After Sleep Onset, or WASO. MN-305 was well tolerated in this clinical trial with no clinically significant adverse events observed at any dose tested, and there was no evidence of any decrements in psychomotor performance, as assessed in digit symbol substitution and symbol copying tests, in patients treated with MN-305.

Development Plans. Based upon the results of the Phase IIa clinical trial of MN-305 for the treatment of insomnia, we decided to terminate the evaluation of MN-305 in insomnia and focus on the development of MN-305 for the treatment of psychiatric disorders, specifically Generalized Anxiety Disorder. We will limit our development efforts on MN-305 for the treatment of psychiatric disorders to those activities necessary to maximize MN-305’s value while pursuing a variety of initiatives to monetize this product candidate.

MN-221 for Preterm Labor

Indication Overview and Market Opportunity. Preterm labor is caused by the onset of uterine contractions before term. According to a November 2002 publication in Obstetrics & Gynecology, preterm labor is the leading cause of neonatal mortality and a substantial portion of all birth-related short and long-term morbidity. Successful inhibition of premature birth is known to reduce the risk of complications. Despite extensive research into preterm labor during the past several decades, the rate of premature births has not decreased. According to the National Vital Statistics Reports issued by the U.S. Department of Health and Human Services, there were more than 4,000,000 births in the United States in 2005, almost 13% of which were considered preterm births. The U.S. Department of Health and Human Services estimates that the cost of intensive care unit, or ICU, services for premature infants is over $15.0 billion annually. In addition, according to a September 2004 publication in British Medical Journal, approximately 6% to 7% of all births in Europe occur before term.

Currently, therapy for preterm labor remains targeted at uterine contractions. ß2-adrenergic receptor agonists are generally used as first-line treatments for premature labor. The only FDA-approved treatment for preterm labor is ritodrine, a ß2 agonist. However, ritodrine has not been available for sale in the U.S. market since 1999. The more widely used treatment for preterm labor is another ß2 agonist, terbutaline; however, this drug is not approved by the FDA for preterm labor. Atosiban, an oxytocin antagonist, is available in Europe, but was denied regulatory approval in the United States. The usefulness of these ß2-adrenergic receptor agonists is often limited by the adverse reactions they produce, which include cardiovascular side effects such as heart palpitations. As a result, we believe that there is a need for treatments with better safety and tolerability profiles that are effective in reducing the premature birth rate and/or providing for longer gestation.

Overview of MN-221 in Preterm Labor. MN-221 is highly-selective ß2-adrenergic receptor agonist being developed for the treatment of preterm labor. We licensed MN-221 from Kissei Pharmaceutical Co., Ltd. Preclinical testing in vitro and in vivo showed MN-221 to be more selective for the ß2-adrenergic receptor than other ß2-adrenergic receptor agonists currently used to treat preterm labor. Moreover, in vitro studies also suggested that MN-221 may act as only a partial ß1-adrenergic receptor agonist in cardiac tissue, while acting as a full ß2-adrenergic receptor in the uterus. This improved receptor binding and functional selectivity may result in fewer cardiovascular side effects than are commonly observed with other ß2-adrenergic receptor agonists used to treat this condition. In preclinical pharmacology studies in pregnant rats and sheep conducted by Kissei Pharmaceutical, MN-221 reduced the number of spontaneous or drug-induced uterine contractions. Furthermore, in these studies, MN-221 delayed both normal and preterm labor in rats and caused a marked increase in the bodyweight of rat pups as a result of prevention of premature birth. In rat and sheep studies which compared MN-221 to ritodrine and/or terbutaline, the potency of MN-221 was greater than those ß2-adrenergic receptor agonists.

Clinical Results. To date, pharmacokinetic and safety data has been generated from human experience with MN-221 through Phase I clinical studies in healthy male and non-pregnant female volunteers conducted by Kissei Pharmaceutical in Japan and the U.K. and a Phase I clinical trial in the United States conducted by us. A total of 244 healthy subjects received intravenous infusions of either MN-221 or a placebo. MN-221 was generally well tolerated. A pilot double-blind, placebo-controlled Phase II clinical trial of MN-221 was completed in 2004 by Kissei Pharmaceutical in seven women in preterm labor in the U.K. A trend towards a reduction in the number of uterine contractions was observed in MN-221-treated women and, as a result, only limited conclusions could be drawn from this clinical trial. No serious adverse events related to MN-221 were observed in this clinical trial.

We initiated a Phase Ib clinical trial in healthy pregnant women in the third quarter of 2006. Ten healthy, pregnant volunteers who were not in labor participated in this clinical trial, which was completed in the second quarter of 2007. The volunteers received a single-dose intravenous infusion regimen of MN-221, consisting of two consecutive rounds of a 15-minute priming and a 105-minute maintenance infusion to deliver 294 micrograms of MN-221 over four hours. The primary objectives of this clinical trial were to determine the pharmacokinetics, safety and tolerability of this infusion regimen of MN-221 in pregnant women. No significant safety concerns with MN-221 were identified in this clinical trial.

Development Plans. We will limit our development efforts on MN-221 for the treatment of preterm labor to those activities necessary to maximize MN-221’s value for such indication while pursuing a variety of initiatives to monetize this product candidate.

MN-246 for Urinary Incontinence

Indication Overview and Market Opportunity. Urinary incontinence occurs when normal regulation of bladder function is lost. According to the American Foundation for Urologic Disease, urinary incontinence occurs more frequently in women than in men. According to the National Kidney and Urologic Disease Information Clearinghouse, the number of patients in the United States suffering from urinary incontinence was over 13,000,000 in 2005. In addition, according to the National Overactive Bladder Evaluation Program, over 33,000,000 patients in the United States suffered from overactive bladder in 2005.

The market for drugs to treat urinary incontinence is expected to grow substantially as more patients seek treatment and as newer drugs are introduced to the market. According to Datamonitor, the global market for urinary incontinence is projected to grow to $4.0 billion in 2010. The current marketplace is dominated by anti-cholinergic drugs that are modestly effective and produce treatment-limiting side effects such as dry mouth. According to Med Ad News, sales of the market leader, Pfizer Inc.’s Detrol®, were approximately $1.1 billion in 2006.

Overview of MN-246. MN-246 is a novel ß3-adrenergic receptor agonist being developed for the treatment of urinary incontinence. We licensed MN-246 from Mitsubishi Tanabe Pharma Corporation. We believe that MN-246 represents a new approach to treating urinary incontinence and may have advantages over existing therapies, including potential improvements in efficacy through increases in bladder volume with decreases in involuntary bladder contractions and the absence of anti-cholinergic side effects, such as dry mouth. In preclinical studies in rats conducted by Mitsubishi Tanabe Pharma Corporation, MN-246 was more potent and active than oxybutynin and propiverine in increasing bladder volume. In addition, the studies showed that MN-246 produced little or no increase in residual urine volume and no anti-cholinergic side effects in rats. MN-246 also increased bladder volume in preclinical studies conducted on dogs and monkeys.

Clinical Results. We initiated a double-blind, randomized, placebo-controlled, single escalating dose Phase I clinical trial of MN-246 for the treatment of urinary incontinence in the first quarter of 2006. This clinical trial, which involved healthy volunteers to evaluate the safety, tolerability and pharmacokinetics of MN-246, was completed in the fourth quarter of 2006. We also conducted a Phase I food effects study in healthy volunteers, which was completed in the first quarter of 2007. MN-246 was tolerated in both clinical trials.

Development Plans. We will limit our development efforts on MN-246 to those activities necessary to maximize MN-246’s value while pursuing a variety of initiatives to monetize this product candidate.

MN-447 and MN-462 for Thrombotic Disorders

Indication Overview and Market Opportunity. Despite advances in the treatment of cardiovascular disease, or CVD, more than 910,000 Americans still die of heart disease annually according to the American Heart Association. More than 70,000,000 Americans currently live with some form of heart disease, which can include high blood pressure, CVD, stroke, angina (chest pain), myocardial infarction (heart attack) and congenital heart defects. According to the market research firm IMS, worldwide sales of antithrombotic drugs were nearly $13.0 billion in 2004. Datamonitor forecasts this market to reach $14.8 billion in 2011. We believe that there remains an unmet medical need for safe and effective treatments for thrombotic conditions, including acute coronary syndrome, myocardial infarction, peripheral arterial disease and percutaneous coronary interventions.

One out of every three Americans has CVD. Heart disease and stroke account for almost 6,000,000 hospitalizations each year and cause disability for almost 10,000,000 Americans over age 65. CVD remains the leading cause of death in the U.S. for both men and women among all racial and ethnic groups. Nearly 1,000,000 persons die of CVD each year in the United States, constituting 37% of all deaths. In addition, heart disease is the leading cause of death for all Americans and causes more deaths than cancer and accidents combined. Given the high mortality and morbidity rates associated with CVD, we believe there is an urgent need for more targeted therapies that can intervene in known molecular pathways and minimize damage to the heart and related tissues.

Overview of MN-447 and MN-462. MN-447 and MN-462 are novel, small molecule antithrombic agents being developed for the treatment of various thrombotic disorders. We licensed MN-447 and MN-462 from Meiji Seika Kaisha, Ltd.

MN-447 is a cardioprotective, anti-platelet agent that acts as a dual antagonist of glycoprotein, or GP, IIbIIIa and integrin alpha-v-beta-3, or avß3, receptors that play key roles in blood clot formation and various cell behaviors and functions such as leukocyte adhesion. Preclinical studies have demonstrated that MN-447 acts downstream by inhibiting the final common pathway of platelet aggregation—the cross-linking of platelets via fibrinogen bridges to GP IIbIIIa receptors. Inhibition of integrin avß3 receptors has been linked to an inhibition of leukocyte adhesion to endothelium (the layer of cells lining blood vessels), reduction of hyperplasia (abnormal cellular proliferation) and lumen stenosis (blood vessel constriction) in response to vascular injury. In animal models of myocardial infarction and unstable angina, the dual inhibitory activity of MN-447 produced superior cardioprotective efficacy, such as reduction in infarct size after reperfusion (restoration of blood flow) compared to inhibition of the GP IIbIIIa receptor alone, and showed a low risk of bleeding.

MN-462 is a selective inhibitor of a key enzyme in the intrinsic antifibrinolytic mechanism, plasma carboxypeptidase B, or CPB, and also called activated thrombin-activatable fibrinolysis inhibitor, or TAFIa, which inhibits physiological fibrinolysis, or the lysis or dissolving of blood clots. By enhancing intrinsic fibrinolysis through plasma CPB inhibition, MN-462 has the potential to reduce and prevent thrombus or blood clot formation, as well as dissolve formed thrombus. In preclinical studies, MN-462 demonstrated significant fibrinolytic-enhancing and anti-thrombotic activities as monotherapy in several thrombosis models, as well as activities when used as an adjunct to fibrinolytics such as tissue plasminogen activator, or t-PA. The effect of MN-462 in enhancing the intrinsic fibrinolytic process was also observed to result in a low risk of bleeding.

Development Plans. We will limit our development efforts on each of MN-447 and MN-462 to those activities necessary to maximize each product candidate’s value while pursuing a variety of initiatives to monetize such product candidates.

Sales and Marketing

We currently have no marketing and sales capabilities. Within the United States, we may develop a focused product-driven marketing and sales organization to promote certain of our product development programs. For example, we may develop a commercial organization in the United States to focus on promoting MN-221 for the treatment of status asthmaticus to physicians, nurses and pharmacy directors in the emergency room setting. We believe that we can achieve our strategic goals for MN-221 by deploying an experienced sales organization supported by an internal marketing infrastructure to target institutions with emergency room departments. The size and other features of our sales and marketing organization, if any, will be influenced by the timing of regulatory approvals for our product candidates, the willingness of our partners to agree to co-promotion, if applicable, and the investment involved.

Manufacturing

We rely on third parties to manufacture bulk active pharmaceutical ingredients, or API, and finished investigational medicines for research, development, preclinical and clinical trials. We have engaged Torcan Chemical Ltd. for the API manufacture of small-scale batches of MN-001 and MN-246, Regis Technologies, Inc. for the manufacture of MN-029 and Kissei Pharmaceutical Co., Ltd. for the API manufacture of MN-221 for use in clinical trials. We have engaged Patheon Inc. to manufacture finished investigational preparations of MN-001, MN-246 and MN-305, Aptuit Ltd. to manufacture finished investigational preparations of MN-221 and Fulcrum Pharma plc to provide finished investigational preparations of MN-029 for use in clinical trials. We purchased MN-166 and placebo capsules from Kyorin Pharmaceutical Co., Ltd. for the Phase II clinical trial in MS. At present, we have not engaged any third-party manufacturers for future quantities of API or filled and finished product for any of our product candidates. However, we expect to continue to rely on third-party manufacturers for the manufacture of the API and finished products for our clinical and any future commercial production requirements. Our third-party manufacturers and distributors are also subject to extensive governmental regulation, and all drugs must be manufactured in facilities and by processes that comply with the FDA and other regulations. The FDA mandates that drugs be manufactured, packaged and labeled in conformity with current Good Manufacturing Practice, or cGMP, regulations. In complying with cGMP regulations, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to ensure that products they produce meet applicable specifications and other requirements to ensure product safety and efficacy.

We believe that there are several manufacturing sources available at commercially reasonable terms to meet our clinical and any future commercial production requirements for the API of our products and the finished drug products. Pursuant to the terms of our license agreement with Kissei Pharmaceutical Co., Ltd. for MN-221, we are currently negotiating with Kissei Pharmaceutical for the commercial supply of the API for MN-221. If we enter into a supply agreement with Kissei Pharmaceutical, we will purchase from Kissei Pharmaceutical all of the API that we require for the commercial supply of MN-221, if approved for commercial sale by the FDA.

Intellectual Property

In general, we seek to procure patent protection for our anticipated products, or obtain such protection from the relevant patents owned by our licensors. To date, we have obtained licensed rights under 15 issued U.S. patents and four pending U.S. patent applications. We also have obtained licensed rights to over 190 issued and pending foreign patents and applications corresponding to these U.S. patents and patent applications. In addition to these licensed rights, we hold three issued U.S. patents and two U.S. patent applications relating to MN-001 and its metabolite, MN-002. These patents and pending patent applications contain claims directed to, among other things, compounds, compositions, methods of use and/or methods of manufacture. We have also filed U.S.

patent, PCT and foreign patent applications relating to MN-246. The following is a description of our intellectual property rights for each of our product candidates:

MN-221

We hold an exclusive, worldwide (excluding Japan), sublicensable license from Kissei Pharmaceutical Co., Ltd. for MN-221 (and other compounds disclosed in or covered by U.S. patent 6,133,266) for the treatment, palliation or prevention of disease, including premature labor in human beings. This license includes an exclusive, sublicensable license under one U.S. patent and one U.S. patent application and certain corresponding patents and patent applications in foreign countries. The U.S. patent for MN-221 has composition of matter and method of use claims. This patent issued on October 17, 2000 and is set to expire on February 18, 2017. Patent applications corresponding to this U.S. patent have been filed in certain foreign countries.

MN-166

We hold an exclusive, worldwide (excluding Japan, China, South Korea and Taiwan), sublicensable license from Kyorin Pharmaceutical Co., Ltd. for MN-166 for the treatment of MS, excluding ophthalmic products. This license includes an exclusive, sublicensable license under one U.S. patent and certain corresponding patents and patent applications in foreign countries. We did not obtain protection for MN-166 through a composition of matter patent. The U.S. patent covering the method of using MN-166 to treat MS, which issued on May 28, 2002, is set to expire on August 10, 2018. Patent applications corresponding to this U.S. patent have been filed in certain foreign countries.

MN-001

We hold an exclusive, worldwide (excluding Japan, China, South Korea and Taiwan), sublicensable license from Kyorin Pharmaceutical Co., Ltd. for MN-001 and MN-002 (the active metabolite of MN-001) for all fields of use, except use in an ophthalmic solution. This license includes an exclusive, sublicensable license under one U.S. patent and certain corresponding patents and patent applications in foreign countries. The U.S. composition of matter patent for MN-001, which issued on January 15, 1991, is set to expire on February 23, 2009. The U.S. composition of matter patent for MN-002 is set to expire on December 30, 2011. Patent applications corresponding to these U.S. patents were filed in certain foreign countries, and these foreign counterparts are set to expire no earlier than between March 1, 2009 and January 15, 2015. Certain annuities were not paid in a timely manner with respect to certain foreign patents licensed under MN-002, resulting in the lapse of patents in certain countries. In such jurisdictions, we intend to rely upon the applicable period of post-approval exclusivity, in addition to any patents that may issue from our own patent applications.

We filed, and the U.S. Patent and Trademark Office issued, three patents covering certain compositions, uses and manufacturing processes associated with MN-001, which are each set to expire on June 24, 2023. Patent applications corresponding to these U.S. patents were filed in certain foreign countries. We also filed one U.S. continuation application from these patents. In 2005, we filed a patent application covering certain uses of MN-001 and MN-002 for the treatment of inflammatory diseases, including IC. Foreign counterparts to this patent application are pending worldwide.

MN-029

We hold an exclusive, worldwide, sublicensable license from Angiogene Pharmaceuticals Ltd. for MN-029 (including its analogs known as the ANG-600 series of compounds) for all fields of use. This license includes an exclusive, sublicensable license under four U.S. patents, three U.S. patent applications and certain corresponding patents and patent applications in foreign countries. The U.S. composition of matter patent for MN-029, which issued on November 11, 2003, is set to expire on January 14, 2020. Patent applications corresponding to this U.S. patent were filed in certain foreign countries. The U.S. patent covering methods of treating solid cancer tumors by administering MN-029, which issued on July 25, 2006, is set to expire on January 14, 2020.

MN-305

We hold an exclusive, worldwide (excluding Japan, Singapore, Brunei, Thailand, Malaysia, Indonesia, the Philippines, Vietnam, Bangladesh, Pakistan, South Korea, China and Taiwan), sublicenseable license from Mitsubishi Tanabe Pharma Corporation for MN-305 for all fields of use. This license includes an exclusive, sublicensable license under five U.S. patents and a U.S. application and certain corresponding patents and patent applications in foreign countries. The U.S. composition of matter patent for MN-305, which issued on December 1, 1992, is set to expire on March 14, 2011. Patent applications corresponding to this U.S. patent were filed in certain foreign countries, and these foreign counterparts are set to expire no earlier than between March 12, 2011 and March 14, 2011. The U.S. patent covering the use of MN-305 to treat anxiety, which issued on August 10, 1993, is set to expire on March 14, 2011.

MN-246

We hold an exclusive, worldwide (excluding Japan, Singapore, Brunei, Thailand, Malaysia, Indonesia, the Philippines, Vietnam, Bangladesh, Pakistan, South Korea, China and Taiwan), sublicenseable license from Mitsubishi Tanabe Pharma Corporation for MN-246 (and any compounds disclosed or claimed in U.S. patent 6,069,176) for the prophylaxis, palliation, diagnosis or treatment of any human disease. This license includes an exclusive, sublicensable license under one U.S. patent and certain corresponding patents and patent applications in foreign countries. The U.S. patent covering MN-246 and methods of making and using MN-246, which issued on May 30, 2000, is set to expire on October 24, 2016. Patent applications corresponding to this U.S. patent were filed in certain foreign countries, and these foreign counterparts are set to expire no earlier than October 24, 2016. In addition, we filed a U.S. patent application, a PCT application and corresponding patent applications in Thailand and Taiwan for a new method of use for MN-246.

MN-447

We hold an exclusive, worldwide (excluding Japan, Bangladesh, Brunei, Cambodia, People’s Republic of China, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam), sublicenseable license from Meiji Seika Kaisha, Ltd. for MN-447 (and any other compound claimed or covered by U.S. patent 6,420,558) for any human use. This license includes an exclusive, sublicensable license under one U.S. patent and certain corresponding patents and patent applications in foreign countries. The U.S. patent covering MN-447 and methods of treating an integrin avß3-mediated disease, platelet thrombosis, aggregation and related disorders, which issued on July 16, 2002, is set to expire on April 9, 2019. Patent applications corresponding to this U.S. patent were filed in certain foreign countries.

MN-462

We hold an exclusive, worldwide (excluding Japan, Bangladesh, Brunei, Cambodia, People’s Republic of China, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam), sublicensable license from Meiji Seika Kaisha, Ltd for MN-462 (and any other compound claimed or covered by U.S. patent 6,576,627) for any human use. This license includes an exclusive, sublicensable license under two U.S. patents and certain corresponding patents and patent applications in foreign countries. The U.S. patent covering MN-462 medicament compositions containing MN-462, and methods of therapeutic treatment or preventive treatment of thrombotic disease, which issued on June 10, 2003, is set to expire on September 13, 2020. Patent applications corresponding to this U.S. patent were filed in certain foreign countries.

Our proposed commercial activities may conflict with patents which have been or may be granted to competitors, universities and/or others. Third parties could bring legal action against us, our licensors or our sublicensees claiming patent infringement and could seek damages or enjoin manufacturing and marketing of the affected product or its use or the use of a process for the manufacturing of such products. If any such actions were to be successful, in addition to any potential liability for indemnification, damages and attorneys’ fees in certain cases, we could be required to obtain a license, which may not be available on commercially reasonable terms or at all, in order to continue to manufacture, use or market the affected product. We also rely upon unpatented proprietary technology because, in some cases, our interest would be better served by reliance on trade secrets or confidentiality agreements than by patents. However, others may independently develop substantially equivalent proprietary information and techniques or gain access to or disclose such proprietary technology. We may not be able to meaningfully protect our rights in such unpatented proprietary technology. We may also conduct research on other pharmaceutical compounds or technologies, the rights to which may be held by, or be subject to patent rights of, third parties. Accordingly, if products based on such research are commercialized, such commercial activities may infringe patents or other rights, which may require us to obtain a license to such patents or other rights.

There can be no assurance that patent applications filed by us or others, in which we have an interest as assignee, licensee or prospective licensee, will result in patents being issued or that, if issued, any of such patents will afford protection against competitors with similar technology or products or could not be circumvented or challenged. For example, we have a U.S. patent covering the method of using MN-166 to treat MS, but we do not have any unqualified composition of matter patent claims for MN-166. As a result, unrelated third parties may develop products with the same API as MN-166 so long as such parties do not infringe our method of use patent, other patents we have exclusive rights to through our licensor or any patents we may obtain, for MN-166. An unrelated third party, Avigen, Inc., has filed a patent application on the use of the API in MN-166 to treat neuropathic pain. Two of our directors are also directors of Avigen, Inc., and Avigen, Inc. has stated publicly that it has screened these individuals from any involvement in or knowledge of the details or results of its development program.

In addition, if we develop certain products that are not covered by any patents, we will be dependent on obtaining market exclusivity under the data exclusivity provisions of the Hatch-Waxman Act for such products. If we are unable to obtain strong proprietary rights protection for our products after obtaining regulatory approval, competitors may be able to market competing generic products by taking advantage of an abbreviated procedure for obtaining regulatory clearance, including the ability to demonstrate equivalency to our product(s) without being required to conduct lengthy clinical trials. Certain of our license agreements provide for reduced royalties, or, in some cases, foregone royalties in the event of generic competition.

License Agreements

Since our inception in September 2000, we have executed eight license agreements which cover our current product candidates. Following is a description of our existing license agreements.

License Agreement with Kissei Pharmaceutical Co., Ltd. for MN-221

On February 25, 2004, we entered into an exclusive license agreement with Kissei Pharmaceutical Co., Ltd. for the development and commercialization of MN-221. Kissei Pharmaceutical is a fully integrated Japanese pharmaceutical company and is listed on the First Section of the Tokyo Stock Exchange. We obtained an exclusive, worldwide (excluding Japan), sublicensable license to various patent rights and know-how related to MN-221 and other compounds disclosed or included in, or covered by, these patent rights, for all indications, including preterm labor. The license is sublicensable upon receipt of the written consent of Kissei Pharmaceutical. The U.S. composition of matter patent underlying the license is set to expire no earlier than February 18, 2017. Corresponding composition of matter patents in various other countries are set to expire no earlier than February 18, 2017. Under the terms of the agreement, we granted to Kissei Pharmaceutical a royalty-free, non-exclusive right and license to use our know-how and patents relating to MN-221 to develop products incorporating the MN-221 compound outside of our territory. Kissei Pharmaceutical also has the right to co-promote licensed products in our territory on terms to be agreed upon by the parties and the exclusive right to manufacture and supply us with the API that we require for clinical development of MN-221 and commercial sale of any approved product.

The license agreement may be terminated by either party following an uncured breach of any material provision in the agreement by the other party, and we may terminate the agreement for scientific or commercial reasons upon 100 days’ prior written notice to Kissei Pharmaceutical during the development phase and 180 days’ prior written notice to Kissei Pharmaceutical during the commercialization phase.

The term of the agreement is determined on a country by country basis and extends until the expiration of the last Kissei Pharmaceutical patent (or equivalent) under license to expire or in the event that a valid claim does not exist or, if a valid claim expired more than ten years from the date of first commercial sale, ten years from the date of first commercial sale. In either case, the term of the agreement would not extend for any particular country past the date on which generic competition exists in such country.

Under the license agreement, we have paid Kissei Pharmaceutical $1.0 million to date, and we are obligated to make payments of up to $17.0 million based on the achievement of certain clinical and regulatory milestones. We are also obligated to pay a royalty on net sales of the licensed products.

License Agreement with Kyorin Pharmaceutical Co., Ltd. for MN-166

On October 22, 2004, we entered into an exclusive license agreement with Kyorin Pharmaceutical Co., Ltd. for the development and commercialization of MN-166. Kyorin Pharmaceutical is a fully integrated Japanese pharmaceutical company and is listed on the First Section of the Tokyo Stock Exchange. We obtained an exclusive, worldwide (excluding Japan, China, South Korea and Taiwan), sublicensable license to the patent rights and know-how related to MN-166 for the treatment of MS, except for ophthalmic solution formulations. The U.S. method of use patent for MN-166 underlying the license is set to expire on August 10, 2018. Corresponding method of use patents in several other countries are set to expire on August 10, 2018. Under the terms of the agreement, we granted to Kyorin Pharmaceutical an exclusive royalty-free sublicensable license to use the preclinical, clinical and regulatory databases to develop opthmalmic products incorporating the MN-166 compound anywhere in the world and non-opthalmic products incorporating the MN-166 compound outside of our territory.

The license agreement may be terminated by either party following an uncured breach of any material provision in the agreement by the other party. We may terminate the agreement for any reason with 90 days’ written notice to Kyorin Pharmaceutical or, in the event that a third party claims that the licensed patent rights or know-how infringe upon such third party’s intellectual property rights, with 30 days’ written notice.

The term of this agreement is determined on a country by country basis and extends until the later of the expiration of the obligation to make payments under the agreement or the last date on which the manufacture, use or sale of the product would infringe a valid patent claim held by Kyorin Pharmaceutical but for the license granted by the agreement or the last date of the applicable market exclusivity period. In the absence of a valid patent claim and generic competition in a particular country, the agreement will expire on the earlier of five years from the date of the first commercial sale of the product by us or the end of the second consecutive calendar quarter in which generic competition exists in such country. In the event of termination of the agreement for cause by either party, royalties will be payable to us for a period of five years from the date of such termination.

Under the license agreement, we have paid Kyorin $700,000 to date, and we are obligated to make payments of up to $5.0 million based on the achievement of certain clinical and regulatory milestones. We are also obligated to pay a royalty on net sales of the licensed products.

License Agreement with Kyorin Pharmaceutical Co., Ltd. for MN-001

On March 14, 2002, we entered into an exclusive license agreement with Kyorin Pharmaceutical Co, Ltd. for the development and commercialization of MN-001. We obtained an exclusive, worldwide (excluding Japan, China, South Korea and Taiwan) sublicenseable license to the patent rights and know-how related to MN-001 and its active metabolite, MN-002, disclosed and included in, or covered by, these patents, in all indications, except for ophthalmic solution formulations. The U.S. composition of matter patents for MN-001 and MN-002 underlying the license are set to expire on February 23, 2009 and December 30, 2011, respectively. Corresponding composition of matter patents in various other countries are set to expire no earlier than between March 1, 2009 and January 15, 2015. New patents covering certain compositions, uses and methods of manufacturing of MN-001 were issued recently, extending exclusivity through 2023. Under the terms of the agreement, we granted to Kyorin Pharmaceutical an exclusive royalty-free sublicenseable license to use the preclinical, clinical and regulatory databases to develop opthmalmic products incorporating the MN-001 compound anywhere in the world and non-opthalmic products incorporating the MN-001 compound outside of our territory.

The license agreement may be terminated by either party following an uncured breach of any material provision in the agreement by the other party, and we may terminate the agreement for any reason with 90 days’ written notice to Kyorin Pharmaceutical or, in the event that a third party claims that the licensed patent rights or know-how infringe upon such third party’s intellectual property rights, with 30 days’ written notice.

The term of this agreement is determined on a country by country basis and extends until the later of the expiration of the obligation to make payments under the agreement or the last date on which the manufacture, use or sale of the product would infringe a valid patent claim held by Kyorin Pharmaceutical but for the license granted by the agreement or the last date of the applicable market exclusivity period. In the absence of a valid patent claim and generic competition in a particular country, the agreement will expire on the earlier of five years from the date of the first commercial sale of the product by us or the end of the second consecutive calendar quarter in which generic competition exists in such country. In the event of termination of the agreement for cause by either party, royalties will be payable to us for a period of five years from the date of such termination.

Under the license agreement, we have paid Kyorin Pharmaceutical $4.0 million to date, and we are obligated to make payments of up to $5.0 million based on the achievement of certain clinical and regulatory milestones. We are also obligated to pay a royalty on net sales of the licensed products.

License Agreement with Angiogene Pharmaceuticals Ltd. for MN-029

On June 19, 2002, we entered into an exclusive license agreement with Angiogene Pharmaceuticals Ltd. for the development and commercialization of the ANG-600 series of compounds. Angiogene is a privately-held, British drug discovery company. We obtained an exclusive, worldwide, sublicenseable license to the patent rights and know-how related to the ANG-600 series of compounds disclosed in and included or covered by these patents for all indications. MN-029 is one of the ANG-600 series compounds covered by this license. The U.S. composition of matter patent underlying the license is set to expire on January 14, 2020.

The license agreement may be terminated by either party following an uncured breach of any material provision in the agreement by the other party, and we may terminate the agreement at any time by giving 30 days’ advance written notice to Angiogene.

The term of this agreement is determined on a country by country basis and extends until the earlier of the expiration of the last Angiogene Pharmaceuticals patent (or equivalent) under license which has a valid claim to expire or 15 years from the date of first commercial sale.

Under the license agreement, we have paid Angiogene $1.3 million to date and are obligated to make payments of up to $16.6 million based on the achievement of certain clinical and regulatory milestones. We are also obligated to pay a royalty on net sales of the licensed products.

License Agreement with Mitsubishi Tanabe Pharma Corporation for MN-305

On April 27, 2004, we entered into an exclusive license agreement with Mitsubishi Pharma Corporation, the predecessor to Mitsubishi Tanabe Pharma Corporation, for the development and commercialization of MN-305. Mitsubishi Tanabe Pharma Corporation is a fully integrated Japanese pharmaceutical company. We obtained an exclusive, worldwide (excluding Japan, Singapore, Brunei, Thailand, Malaysia, Indonesia, the Philippines, Vietnam, Bangladesh, Pakistan, South Korea, China and Taiwan), sublicenseable license to the patent rights and know-how related to MN-305 and its active metabolite disclosed and included or covered by these patents for all indications except for ophthalmic solution formulations. The license is sublicensable upon receipt of the written consent of Mitsubishi Tanabe Pharma Corporation. The U.S. composition of matter patent for MN-305 underlying the license is set to expire on March 14, 2011. Corresponding composition of matter patents in various other countries are set to expire no earlier than between March 12, 2011 and March 14, 2011. Under the terms of the agreement, we granted to Mitsubishi Tanabe Pharma Corporation a license to use our know-how and patents relating to MN-305 to develop products incorporating the MN-305 compound outside of our territory. Mitsubishi Tanabe Pharma Corporation also has the right to co-promote licensed products in our territory on terms to be agreed upon by the parties.

The license agreement may be terminated by either party following an uncured breach of any material provision in the agreement by the other party. We may terminate the agreement if, in our reasonable opinion, the safety, patient tolerability, efficacy, profile or commercial viability of MN-305 does not justify continued development with 90 days’ written notice to Mitsubishi Tanabe Pharma Corporation or, in the event that a third party claims that the licensed intellectual property related to MN-305 infringes such third party’s intellectual property rights, with 30 days’ written notice.

The term of this agreement is determined on a country by country basis and extends until the later of ten years from the date of first commercial sale in a specific country or the expiration of a valid patent claim in such country. In the event that we enter into a sublicense with a third party, the term of the agreement will extend for as long as we receive royalty payments from such third party.

Under the license agreement, we have paid Mitsubishi Tanabe Pharma Corporation $1.0 million to date, and we are obligated to make payments of up to $18.8 million based on the achievement of certain clinical, regulatory and sales milestones. We are also obligated to pay a royalty on net sales of the licensed products.

License Agreement with Mitsubishi Tanabe Pharma Corporation for MN-246

On December 8, 2004, we entered into an exclusive license agreement with Mitsubishi Pharma Corporation, the predecessor to Mitsubishi Tanabe Pharma Corporation, for the development and commercialization of MN-246. We obtained an exclusive, worldwide (excluding Japan, Singapore, Brunei, Thailand, Malaysia, Indonesia, the Philippines, Vietnam, Bangladesh, Pakistan, South Korea, China and Taiwan), sublicenseable license to the intellectual property surrounding MN-246, its derivatives and any other compounds disclosed or claimed in the licensed Mitsubishi Tanabe Pharma Corporation patent assets. The license is sublicensable upon receipt of the written consent of Mitsubishi Tanabe Pharma Corporation. The issued U.S. patent covers generic phenylethanolamines encompassed by a given chemical formula, including MN-246, processes for the production of such phenylethanolamines, a pharmaceutical composition of such phenylethanolamines and methods of use for such phenylethanolamines for the treatment of a variety of human or animal ailments, including accelerated or spasmodic gastrointestinal motility, dysuria, pollakisuria, urinary incontinence, obesity and diabetes. This U.S. patent is set to expire on October 24, 2016. Foreign counterparts have been filed or patented in other countries. These foreign counterparts are also set to expire no earlier than October 24, 2016. Under the terms of the agreement, we granted to Mitsubishi Tanabe Pharma Corporation a license to use our know-how and patents relating to MN-246 to develop products incorporating the MN-246 compound outside of our territory. Mitsubishi Tanabe Pharma Corporation also has the right to co-promote licensed products in our territory on terms to be agreed upon by the parties.

The license agreement may be terminated by either party following an uncured breach of any material provision in the agreement by the other party. We may terminate the agreement if, in our reasonable opinion, the safety, patient tolerability, efficacy, profile or commercial viability of MN-246 does not justify continued development with 90 days’ written notice to Mitsubishi Tanabe Pharma Corporation or in the event that a third party claims that the licensed intellectual property related to MN-246 infringes such third party’s intellectual property rights with 30 days’ written notice.

The term of this agreement is determined on a country by country basis and extends until the later of ten years from the date of first commercial sale in a specific country or the expiration of a valid patent claim in such country. In the event that we enter into a sublicense with a third party, the term of the agreement will extend for as long as we receive royalty payments from such third party.

Under the license agreement, we have paid Mitsubishi Tanabe Pharma Corporation $750,000 to date, and we are obligated to make payments of up to $14.5 million based on the achievement of certain clinical, regulatory and sales milestones. We are also obligated to pay a royalty on net sales of the licensed products.

License Agreement with Meiji Seika Kaisha, Ltd. for MN-447

On November 1, 2006, we entered into an exclusive license agreement with Meiji Seika Kaisha, Ltd. for the development and commercialization of MN-447. Meiji Seika Kaisha is a fully integrated Japanese pharmaceutical company and is listed on the First Section of the Tokyo Stock Exchange. We obtained an exclusive, worldwide (excluding Japan, Bangladesh, Brunei, Cambodia, People’s Republic of China, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam), sublicensable license from Meiji Seika Kaisha, Ltd for MN-447 (and any other compound claimed or covered by U.S. patent 6,420,558) for any human use. This license includes an exclusive sublicensable license under one U.S. patent and certain corresponding patents and patent applications in foreign countries. The U.S. patent covering MN-447 and methods of treating an integrin avß3-mediated disease, platelet thrombosis, aggregation and related disorders, which issued on July 16, 2002, is set to expire on April 9, 2019. Patent applications corresponding to this U.S. patent were filed in certain foreign countries. Under the terms of the license, we granted a license to Meiji Seika Kaisha to use our know-how and patents relating to MN-447 to develop products incorporating the MN-447 compound outside of our territory.

This license agreement may be terminated by either party following an uncured breach of any material provision of the agreement by the other party upon 90 days’ written notice or the inability or delay in performing under the agreement due to a force majeure event which lasts longer than 12 months. We also have the right to terminate the agreement in the event of third party intellectual property claims which are not timely remedied by us and Meiji Seika Kaisha or if, in our reasonable opinion, the safety, patient tolerability, efficacy, profile or commercial viability of MN-447 does not justify continued development. Meiji Seika Kaisha also has the right to terminate the agreement in the event that we cease development of MN-447 for a period of one year or longer.

The term of the agreement is determined on a country by country basis and extends until the expiration of the last Meiji Seika Kaisha patent (or equivalent) under license to expire or in the event that a valid claim does not exist or, if a valid claim expired more than 15 years from the date of first commercial sale, 15 years from the date of first commercial sale.

Under the license agreement, we have paid Meiji Seika Kaisha $400,000 to date, and we are obligated to make payments of up to $8.7 million based on the achievement of certain clinical and regulatory milestones. We are also obligated to pay a royalty on net sales of the licensed products.

License Agreement with Meiji Seika Kaisha, Ltd. for MN-462

On November 1, 2006, we entered into an exclusive license agreement with Meiji Seika Kaisha, Ltd. for the development and commercialization of MN-462. We obtained an exclusive, worldwide (excluding Japan,

Bangladesh, Brunei, Cambodia, People’s Republic of China, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam), sublicenseable license from Meiji Seika Kaisha, Ltd for MN-462 (and any other compound claimed or covered by U.S. patent 6,576,627) for any human use. This license includes an exclusive sublicensable license under two U.S. patents and certain corresponding patents and patent applications in foreign countries. The U.S. patent covering MN-462 medicament compositions containing MN-462, and methods of therapeutic treatment or preventive treatment of thrombotic disease, which issued on June 10, 2003, is set to expire on September 13, 2020. Patent applications corresponding to this U.S. patent were filed in certain foreign countries. Under the terms of the license, we granted a license to Meiji Seika Kaisha to use our know-how and patents relating to MN-462 to develop products incorporating the MN-462 compound outside of our territory.

This license agreement may be terminated by either party following an uncured breach of any material provision of the agreement by the other party upon 90 days’ written notice or the inability or delay in performing under the agreement due to a force majeure event which lasts longer than 12 months. We also have the right to terminate the agreement in the event of third party intellectual property claims which are not timely remedied by us and Meiji Seika Kaisha or if, in our reasonable opinion, the safety, patient tolerability, efficacy, profile or commercial viability of MN-462 does not justify continued development. Meiji Seika Kaisha also has the right to terminate the agreement in the event that we cease development of MN-462 for a period of one year or longer.

The term of the agreement is determined on a country by country basis and extends until the expiration of the last Meiji Seika Kaisha patent (or equivalent) under license to expire or in the event that a valid claim does not exist or, if a valid claim expired more than 15 years from the date of first commercial sale, 15 years from the date of first commercial sale.

Under this license agreement, we have paid Meiji Seika Kaisha $400,000 to date, and we are obligated to make payments of up to $8.7 million based on the achievement of certain clinical and regulatory milestones. We are also obligated to pay a royalty on net sales of the licensed products.

Competition

The development and commercialization of new drugs is extremely competitive and characterized by extensive research efforts and rapid technological progress. Competition in our industry occurs on a variety of fronts, including developing and bringing new products to market before others, developing new products to provide the same benefits as existing products at lower cost and developing new products to provide benefits superior to those of existing products. We face competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies, in the United States and abroad. Some of these competitors have products or are pursuing the development of drugs that target the same diseases and conditions that are the focus of our product development programs. Our competitors have products that have been approved or are in advanced development and may succeed in developing drugs that are more effective, safer and more affordable or more easily administered than ours, or that achieve patent protection or commercialization sooner than our products. Our competitors may also develop alternative therapies that could further limit the market for any products that we are able to obtain approval for, if at all.

In many of our target disease areas, potential competitors are working to develop new compounds with different mechanisms of action and attractive efficacy and safety profiles. Many of our competitors have substantially greater financial, research and development resources (including personnel and technology), clinical trial experience, manufacturing, sales and marketing capabilities and production facilities than we do. Smaller companies also may prove to be significant competitors, particularly through proprietary research discoveries and collaboration arrangements with large pharmaceutical and established biotechnology companies.

MN-221 for Status Asthmaticus

Our MN-221 product candidate is being developed for the treatment of status asthmaticus, or acute exacerbations of asthma, generally in the emergency room setting. The current standard of care for status asthmaticus is inhaled albuterol (a ß2-adrenergic receptor agonist), inhaled ipratropium (an anticholinergic) and oral or injected corticosteroids. In addition, subcutaneously administered terbutaline (a ß2-adrenergic receptor agonist) is sometimes used to treat this condition, particularly in pediatric patients. Preclinical studies have demonstrated MN-221, which is being developed in an intravenous form, to be more selective for the ß2-adrenergic receptor agonist than either albuterol or terbutaline. Certain oral anti-inflammatory asthma drugs, including Merck & Co. Inc.’s montelukast (Singulair®) and Critical Therapeutic, Inc.’s zileuton (Zyflo®) are being investigated in an intravenous form for the treatment of status asthmaticus.

MN-166 for Multiple Sclerosis

Our MN-166 product candidate is being developed for the treatment of MS. Current treatments for MS include the beta interferons, such as Biogen Idec Inc.’s beta interferon (Avonex®), Teva Pharmaceutical Industries Ltd.’s and Sanofi-Aventis’ glatiramer acetate (Copaxone®) and Biogen Idec Inc.’s natalizumab (Tysabri®), all of which are administered by injection. Of the many new agents in development for MS, only a few, such as Sanofi-Aventis’ teriflunomide, Novartis AG’s fingolimod/FTY720, Teva Pharmaceutical Industries Ltd.’s laquinimod and Biogen Idec Inc.’s BG-12, are intended for oral administration like MN-166.

MN-001 for Bronchial Asthma

Our MN-001 product candidate is being developed for the treatment of bronchial asthma. There are two currently marketed leukotriene inhibitors, Merck & Co. Inc.’s montelukast (Singulair®) and AstraZeneca PLC’s zafirlukast (Accolate®). There are also several products in clinical development to treat bronchial asthma, including Mitsubishi Tanabe Pharma Corporation’s MCC 847, which is another leukotriene inhibitor currently in Phase III clinical testing in Japan, and Ono Pharmaceutical Co., Ltd.’s ONO 6126, a phosphodiesterase inhibitor currently in Phase II clinical testing.

MN-001 for Interstitial Cystitis

Our MN-001 product candidate is being developed for the treatment of IC. There are two currently marketed products, Teva Pharmaceuticals Industries Ltd.’s Elmiron® and Bioniche Pharma Group Limited’s RIMSO-50®. There is also a product in clinical development to treat IC, Taiho Pharmaceutical Co., Ltd.’s suplatast tosilate, which is currently in Phase III clinical testing in Japan and Phase II clinical testing in Europe and the United States. In addition, Urigen Pharmaceuticals, Inc.’s URG-101 for the treatment of painful bladder syndrome/interstitial cystitis is in Phase II clinical testing.

MN-029 for Solid Tumors

Our MN-029 product candidate is being developed for the treatment of solid tumors. There are a number of compounds in clinical development with a mechanism similar to MN-029, including Oxigene Inc.’s combretastatin and Sanofi-Aventis’ AVE 8062 which are in Phase III clinical testing.

MN-305 for General Anxiety Disorder

Our MN-305 product candidate is being developed for the treatment of General Anxiety Disorder. There are a number of approved products to treat Generalized Anxiety Disorder, including Eli Lilly and Company’s duloxetine (Cymbalta®). In addition, Epix Pharmaceutical, Inc. is currently studying PRX 00023, a selective serotonin 5-HT1A agonist like MN-305 for the treatment of Major Depressive Disorder after failing to meet the primary endpoint in a Phase II clinical trial in patients suffering from Generalized Anxiety Disorder.

MN-221 for Preterm Labor

Our MN-221 product candidate is being developed for the treatment of preterm labor. There are a number of oxytocin antagonists undergoing clinical evaluation, including Ferring Pharmaceuticals A/S’ barusiban, which is currently in Phase II clinical testing.

MN-246 for Urinary Incontinence

Our MN-246 product candidate is being developed for the treatment of urinary incontinence. There are a number of compounds in various stages of clinical development to treat urinary incontinence. Astellas Pharma Inc.’s solifenacin and Novartis AG’s darifenacin were introduced in the first quarter of 2005, both of which are anti-cholinergic agents. Ono Pharmaceutical Co., Ltd. and Kyorin Pharmaceutical Co., Ltd. have filed a New Drug Application, or NDA, for their muscarinic antagonist (Staybla®). Schwarz Pharma AG’s fesoterodine, another anti-cholinergic, is in Phase III clinical testing. Eli Lilly and Company’s duloxetine, which is a serotonin/norepinephrine reuptake inhibitor, was the subject of an FDA non-approval letter, but may yet enter the market for stress urinary incontinence. Kissei Pharmaceutical Co., Ltd., Astellas Pharma Inc. and GlaxoSmithKline plc also have ß3-adrenergic receptor agonists in early clinical development for the treatment of this indication.

MN-447 and MN-462 for Thrombotic Disorders

Our MN-447 and MN-462 product candidates are being developed for the treatment of thrombotic disorders. Both product candidates are currently in preclinical development; therefore, we have not identified the particular thrombotic disorders that we intend to target upon reaching the clinical development stage for these product candidates. Consequently, we cannot accurately evaluate the competition we will face. Currently, the market leaders for anti-thrombotic drugs are Bristol-Myers Squibb Company’s and Sanofi-Adventis’ Plavix® and Sanofi-Adventis’ Lovenox®.

Government Regulation

Government authorities in the United States and in other countries extensively regulate, among other things, the research, development, testing, manufacture, recordkeeping, labeling, promotion, advertising, distribution, marketing, and export and import of pharmaceutical products such as those we are developing. Any failure to comply with applicable requirements, both before and after approval, may subject us, our third-party manufacturers, contractors, suppliers and partners to administrative and judicial sanctions, such as a delay in approving or refusal to approve pending applications, fines, warning letters, product recalls, product seizures, total or partial suspension of manufacturing or marketing, injunctions, and/or criminal prosecution.

U.S. Regulatory Approval

Overview. In the United States, drugs and drug testing are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act, as well as state and local government authorities. Before our products may be marketed in the United States, they must be approved by the FDA. To obtain approval of a new product from the FDA, we must, among other requirements, submit data supporting safety and efficacy, as well as detailed information on the manufacture and composition of the product and proposed labeling. Our product candidates are in the early stages of testing and none has been approved. The steps required before a drug can be approved generally involve the following:

•	completion of preclinical laboratory and animal tests;

•	submission of an IND, which must become effective before human clinical trials may begin in the United States;

•	completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each indication for which approval is sought;

•	submission to the FDA of an NDA;

•	development of manufacturing processes which conform to FDA-mandated cGMPs and satisfactory completion of our FDA inspection to assess compliance; and

•	FDA review and approval of an NDA, which process may involve input from advisory panels to the FDA and may include post-approval commitments.

The testing, collection of data, preparation of necessary applications and approval process requires substantial time, effort, and financial resources. The FDA may not act quickly or favorably in reviewing our applications, and we may encounter significant difficulties and costs in our efforts to obtain FDA approvals that could delay or preclude us from marketing our products. We cannot be certain that any approval from the FDA will be granted on a timely basis, or at all.

Preclinical Tests. Preclinical tests include laboratory evaluation of the product candidate, its chemistry, toxicity, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product candidate. The results of the preclinical tests, together with manufacturing information, analytical data and other available information about the product candidate, are submitted to the FDA as part of an IND. Preclinical tests and studies can take several years to complete and, despite completion of those tests and studies, the FDA may not permit clinical testing to begin.

The IND Process. An IND must be effective to administer an investigational drug to humans. The IND will automatically become effective 30 days after its receipt by the FDA unless the FDA, before that time, raises concerns or questions about the information provided and/or the conduct of the studies as outlined in the IND. At any time thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and even impose a clinical hold if the FDA deems it appropriate. In such case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin or continue. The IND application process may become extremely costly and substantially delay development of our products. Moreover, positive results in preclinical tests or prior human studies do not necessarily predict positive results in subsequent clinical trials.

Clinical Trials. Human clinical trials are typically conducted in three sequential phases that may overlap:

•	Phase I: The drug is initially introduced into a small number of human subjects or patients and tested for safety, dosage tolerance, absorption, distribution, excretion and metabolism.

•

Phase II: The drug is introduced into a limited patient population to assess the efficacy of the drug in specific, targeted indications, assess dosage tolerance and optimal dosage, and identify possible adverse effects and safety risks.

•	Phase III: The drug is introduced into an expanded patient population at geographically dispersed clinical trial sites to further evaluate clinical efficacy and safety.

Prior to initiation of each clinical trial, an independent Institutional Review Board, or IRB, for each medical site proposing to conduct the clinical trials must review and approve the study protocol and study subjects must provide informed consent for participation in the study.

We cannot be certain that we will successfully complete Phase I, Phase II or Phase III testing of our drug candidates within any specific time period, if at all. Clinical trials must be conducted in accordance with the FDA’s good clinical practices requirements. The FDA may order the partial, temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The IRB generally must approve the clinical trial design and patient informed consent at each clinical site and may also require the clinical trial at that site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

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

Upon submission of the NDA, the FDA will make a threshold determination as to whether the application is sufficiently complete to permit review and, if not, will issue a refuse to file letter. If the submission is accepted for filing, the FDA begins an in-depth review of the NDA and will attempt to review and take action on the application in accordance with performance goals established in connection with the user fee laws. If the FDA’s evaluations of the NDA and the clinical and manufacturing procedures and facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which contains the conditions that must be met in order to secure final approval of the NDA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. The FDA may also grant approval with requirements to complete post-marketing studies, referred to as Phase IV clinical trials, or restrictive product labeling, or may impose other restrictions on marketing or distribution, such as the adoption of a special risk management plan. The FDA may deny or delay approval of applications that do not meet applicable regulatory criteria or if the FDA determines that the clinical data do not adequately establish the safety and efficacy of the drug.

The Hatch-Waxman Act. Under the Hatch-Waxman Act, certain newly-approved drugs and indications benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act provides five-year marketing exclusivity to the first applicant to gain approval of an NDA for a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active moiety. The Hatch-Waxman Act also provides three years of marketing exclusivity for the approval of new and supplemental NDAs for, among other things, new indications, dosages or strengths of an existing drug, if new clinical investigations that were conducted or sponsored by the applicant are essential to the approval of the application. Pediatric exclusivity of six months may also be available if agreement is reached with the FDA and qualifying studies of product candidates in pediatric populations are conducted.

Manufacturing and Other Regulatory Requirements. Both before and after approval, we and our third-party manufacturers must comply with a number of requirements. For example, if we seek to make certain changes to an approved product, such as promoting or labeling a product for a new indication, manufacturing changes or additional labeling claims, we will need FDA review and approval. Advertising and other promotional materials must comply with FDA requirements and established requirements applicable to drug samples. In addition, we may not label or promote the product for an indication that has not been approved by the FDA. Securing FDA approval for new indications or product enhancements and, in some cases, for new labeling claims, is generally a time-consuming and expensive process that may require us to conduct clinical trials under the FDA’s IND regulations. Even if such studies are conducted, the FDA may not approve any change in a timely fashion, or at all. In addition, adverse experiences associated with use of the products must be reported to the FDA, and FDA rules govern how we can label, advertise or otherwise commercialize our products.

The NDA holders and manufacturers of approved products will be subject to continual review and periodic inspections by the FDA and other authorities, where applicable, and must comply with ongoing requirements, including the FDA’s cGMP requirements. Manufacturers must provide certain safety and efficacy information and make certain other required reports. To comply with cGMP requirements, manufacturers must continue to spend time, money and effort to meet requirements relating to personnel, facilities, equipment, production and process, labeling and packaging, quality control, record-keeping and other requirements. The FDA periodically inspects drug manufacturing facilities to evaluate compliance with cGMP requirements. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval. Because we intend to contract with third parties for manufacturing of our products, our ability to control third-party compliance with FDA requirements will be limited to contractual remedies and rights of inspection.

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain sales and marketing practices in the pharmaceutical industry in recent years. These laws include licensing requirements, compliance program requirements, annual certificates and disclosures, anti-kickback statutes and false claims statutes. The federal health care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal health care programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

We are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances in connection with our research.

Foreign Regulatory Approval

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

Employees

We have assembled an experienced and cohesive management and support team, with core competencies in general management, clinical development, regulatory affairs and corporate development. As of March 7, 2008, we had 25 employees, all of whom but one were full-time employees. We believe that our relations with our employees are good, and we have no history of work stoppages.

More Information

We maintain a website at www.medicinova.com. Information contained in or that can be accessed through our website is not a part of this Annual Report. We make available through our website, free of charge, all public filings with the Securities and Exchange Commission, or SEC, as soon as reasonably practicable after filing.

Item 1A. Risk Factors

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this Annual Report and our other public filings with the SEC.

In the near-term, the success of our business will depend on many factors, including the following risks:

•

we are largely dependent on the success of our two prioritized product candidates, MN-221 for the treatment of status asthmaticus and MN-166 for the treatment of MS, and we cannot be certain that our planned clinical development programs will demonstrate to the satisfaction of the FDA that these product candidates are safe and effective or that either product candidate will receive regulatory approval or be successfully commercialized;

•

delays in the commencement, enrollment or completion of clinical testing for either of our prioritized product candidates, could result in increased costs to us and delay or limit our ability to obtain regulatory approval;

•	the outcome of final analyses of data from our clinical trials may vary from our initial analyses, and the FDA may not agree with our interpretation of these results;

•

ongoing or planned clinical trials for our product candidates may produce negative or inconclusive results, or may be inconsistent with previous clinical trial results, and we may decide, or the FDA may require us, to conduct additional clinical trials or to modify our ongoing clinical trials;

•	even if our product candidates are approved by regulatory authorities, we expect intense competition for our targeted indications; and

•

we will require substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development programs and commercialization efforts.

Each of these factors, as well as other factors that may impact our business, are described in more detail in the following discussion. Although the factors highlighted above are among the most significant, any of the following factors could materially adversely affect our business or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report and those we may make from time to time, and you should consider all of the factors described when evaluating our business.

Risks Related to Our Business

We expect our net losses to continue for at least several years, and we are unable to predict the extent of our future losses.

We are a development-stage biopharmaceutical company with a limited operating history. We have incurred significant net losses since our inception. For the year ended December 31, 2007, we had a net loss of $48.9 million and our accumulated deficit was approximately $205.1 million. If we are successful in raising additional capital to support such expansion, our annual net losses may increase over the next several years as we expand our infrastructure and incur significant costs related to the development of our product candidates.

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

We have not received, and do not expect to receive for at least the next several years, if at all, any revenues from the commercialization of our product candidates. To date, we have not generated any product revenues and have funded our operations primarily from sales of our securities. Our only source of revenues since inception has been from development management services rendered to Asahi Kasei Pharma Corporation and Argenes, Inc., both Japanese pharmaceutical companies, in connection with their clinical development of pharmaceutical product candidates. We have completed our agreement with Asahi Kasei Pharma Corporation and terminated our agreement with Argenes, Inc.; therefore, we will not generate any further revenues from these agreements. We anticipate that, prior to our commercialization of a product candidate, out-licensing upfront and milestone payments will be our primary source of revenue. To obtain revenues from sales of our product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing drugs with commercial potential. We may never succeed in these activities, and we may not generate sufficient revenues to continue our business operations or achieve profitability.

We are largely dependent on the success of our two prioritized product candidates, MN-221 and MN-166, and we cannot be certain that either of these product candidates will receive regulatory approval or be successfully commercialized.

We currently have no products for sale, and we cannot guarantee that we will ever have any drug products approved for sale. The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries with regulations differing from country to country. We are not permitted to market any of our product candidates in the United States until we receive approval of an NDA for a product candidate from the FDA. Obtaining FDA approval is a lengthy, expensive and uncertain process. We currently have two prioritized product candidates, MN-221 for the treatment of status asthmaticus and MN-166 for the treatment of MS, and the success of our business currently depends on their successful development and commercialization. We have not submitted an NDA or received marketing approval for either of these two prioritized product candidates. In addition, we are not currently planning to pursue any further clinical development of MN-166 for the treatment of MS beyond the ongoing Phase II clinical trial until such time that we are able to secure a strategic collaboration to further development of MN-166, which may delay the process of completing clinical trials and seeking regulatory approval for this product candidate.

The clinical development programs for MN-221 and MN-166 may not lead to commercial products for a number of reasons, including if our clinical trials fail to demonstrate to the satisfaction of the FDA that these product candidates are safe and effective. As a result, we may fail to obtain necessary approvals from the FDA and similar foreign regulatory agencies. We may also fail to obtain the necessary approvals if we have inadequate financial or other resources to advance our product candidates through the clinical trial process. Any failure by us or delay in completing clinical trials or obtaining regulatory approval for either MN-221 or MN-166 would have a material and adverse impact on our business.

In order to commercialize a therapeutic drug successfully, a product candidate must receive regulatory approval after the successful completion of clinical trials, which are long, complex and costly, have a high risk of failure and can be delayed, suspended or terminated at any time.

Our product candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is costly, time-consuming, uncertain and subject to unanticipated delays. To receive regulatory approval for the commercial sale of any of our product candidates, we must conduct, at our own expense, adequate and well-controlled clinical trials in human patients to demonstrate the efficacy and safety of the product candidate. To date, we have obtained regulatory authorization to conduct clinical trials for eight of our product development programs. IND applications were approved and are active for seven of our product candidates. We also have a Clinical Trial Authorization, or CTA, which is the equivalent of a U.S. IND, approved and active to conduct a Phase II clinical trial for MN-166 in patients with MS in five countries in Eastern Europe and had two CTAs approved in Canada to conduct the two recently completed Phase I clinical trials for MN-246 in healthy subjects.

It may take years to complete the clinical development necessary to commercialize a drug, and delays or failure can occur at any stage, which may result in our inability to market and sell any products derived from any of our product candidates that are ultimately approved by the FDA or foreign regulatory authorities. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing. For example, in October 2007, we announced that our Phase IIa clinical trial of MN-305 for the treatment of insomnia failed to achieve statistical significance in its primary endpoint; as a result, we are no longer pursuing the development of MN-305 for the treatment of insomnia. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization. Interim results of clinical trials do not necessarily predict final results, and success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials even after promising results in earlier clinical trials.

In connection with clinical trials for each of our product candidates, we face many risks, including the risks that:

•	the product candidate may not prove to be effective in treating the targeted indication;

•	patients may die or suffer other adverse effects for reasons that may or may not be related to the product candidate being tested;

•	the results may not confirm the positive results of earlier trials;

•	the FDA may not agree with our proposed development plans or accept the results of completed clinical trials; and

•

our planned clinical trials and the data collected from such clinical trials may be deemed by the FDA or other regulatory agencies not to be sufficient, which would require additional development for the product candidate before it can be evaluated in late stage clinical trials or before the FDA will consider an application for marketing approval.

If we experience delays in the commencement or completion of our clinical trials, we could incur significantly higher product development costs and our ability to obtain regulatory approvals for our product candidates could be delayed or limited. We do not know whether enrollment in our ongoing and planned clinical trials for our product candidates will be completed on time, or whether our additional planned and ongoing clinical trials for our product candidates will be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a variety of other reasons, including delays in:

•	obtaining regulatory approval to commence or amend a clinical trial;

•

reaching agreements on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	recruiting and enrolling patients to participate in clinical trials;

•

retaining patients who have initiated a clinical trial but who may be prone to withdraw due to the treatment protocol, lack of efficacy, personal issues, or side effects from the therapy or who are lost to further follow-up;

•	manufacturing sufficient quantities of a product candidate; and

•	obtaining institutional review board approval to conduct or amend a clinical trial at a prospective site.

In addition, a clinical trial may be delayed, suspended or terminated by us, the FDA or other regulatory authorities due to a number of factors, including:

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

•

inspections of our own clinical trial operations, the operations of our CROs, or our clinical trial sites by the FDA or other regulatory authorities, which may result in the imposition of a clinical hold or potentially prevent us from using some of the data generated from our clinical trials to support requests for regulatory approval of our product candidates;

•	our failure or inability to conduct clinical trials in accordance with regulatory requirements or our clinical protocols;

•	lower than anticipated enrollment or retention rates of patients in clinical trials;

•	new information suggesting unacceptable risk to subjects or unforeseen safety issues or any determination that a trial presents unacceptable health risks;

•	insufficient supply or deficient quality of product candidates or other materials necessary for the conduct of our clinical trials; and

•

lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our CROs and other third parties.

Additionally, changes in regulatory requirements and guidance may occur or new information regarding the product candidate or the target indication may emerge, and we may need to perform additional, unanticipated non-clinical or clinical testing of our product candidates or amend clinical trial protocols to reflect these changes. Any additional unanticipated testing would add costs and could delay or result in the denial of regulatory approval for a product candidate. Amendments may require us to resubmit our clinical trial protocols to institutional review boards for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

If we do not successfully complete clinical development of our product candidates, we will be unable to obtain regulatory approval to market products and generate revenues from such products. We may also fail to obtain the necessary regulatory approvals if we have inadequate financial or other resources to advance our product candidates through the clinical trial process. If we experience delays in the completion of our clinical trials for a product candidate, the commercial prospects for such product candidate may be harmed, we may incur increased costs for development of such product candidate, and our ability to obtain regulatory approval for such product candidate could be delayed or limited. In addition, many of the factors that cause or lead to delays in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval for a product candidate. Finally, even if we believe that the preclinical and clinical data are sufficient to support regulatory approval for a product candidate, the FDA and foreign regulatory authorities may not ultimately approve such product candidate for commercial sale in any jurisdiction, which would limit our ability to generate revenues and adversely affect our business.

The loss of any rights to develop and market any of our product candidates could significantly harm our business.

We license the rights to develop and market our product candidates. Currently, we have licensed rights relating to eight compounds for the development of the following ten product candidates:

•	MN-221 for status asthmaticus and preterm labor licensed from Kissei Pharmaceutical Co., Ltd.;

•	MN-166 for MS licensed from Kyorin Pharmaceutical Co., Ltd.;

•	MN-001 for bronchial asthma and IC licensed from Kyorin Pharmaceutical Co., Ltd.;

•	MN-029 for solid tumors licensed from Angiogene Pharmaceuticals, Ltd.;

•	MN-305 for anxiety disorders/insomnia licensed from Mitsubishi Tanabe Pharma Corporation;

•	MN-246 for urinary incontinence licensed from Mitsubishi Tanabe Pharma Corporation;

•	MN-447 for thrombotic disorders licensed from Meiji Seika Kaisha, Ltd.; and

•	MN-462 for thrombotic disorders licensed from Meiji Seika Kaisha, Ltd.

We are obligated to develop and commercialize these product candidates in accordance with mutually agreed upon terms and conditions. Our ability to satisfy some or all of the terms and conditions of our license agreements is dependent on numerous factors, including some factors that are outside of our control. Any of our license agreements may be terminated if we breach our obligations under the agreement materially and fail to cure any such breach within a specified period of time.

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

We have consumed substantial amounts of capital since our inception. From our inception to December 31, 2007, we had an accumulated deficit of $205.1 million. Our cash and marketable securities totaled approximately $70.6 million at December 31, 2007. Although we intend to manage our product development programs such that our existing cash, cash equivalents and marketable securities as of December 31, 2007 will be sufficient to meet our operating requirements through at least December 31, 2008, we may require significant additional financing to fund our operations thereafter. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio

Our marketable securities available-for-sale consist of auction rate securities, corporate debt and government sponsored securities with AAA ratings at the time they were acquired. As of December 31, 2007, our short-term investments included $45.0 million of auction rate securities, or ARS, issued primarily by municipalities and universities that were issued through syndicated offerings and $2.7 million of ARS issued through private placements. ARS are generally long-term debt instruments and provide liquidity through a “Dutch” auction process that resets the applicable interest rate at predetermined calendar intervals, typically 7, 28, 35 or 49 days. The recent negative conditions in the global credit markets have prevented some investors, including ourselves, from liquidating certain holdings of ARS. At December 31, 2007, none of our ARS had been placed on credit watch or downgraded, although the $2.7 million of private placement ARS have experienced failed auctions since August 2007, and the private placement issuers have continued to pay interest in accordance with their stated terms. At December 31, 2007, we lowered only the carrying value of the private placement ARS by recording an unrealized loss of $0.1 million in accumulated other comprehensive loss in our consolidated balance sheet because we have the intent and ability to hold the private placement ARS through 2008. As such, we do not consider these securities to be other-than-temporarily impaired.

Subsequent to December 31, 2007, we were informed that there was insufficient demand at auction for $11.5 million of our ARS. As a result, these affected securities are currently not liquid, and we could be required to hold them for an undetermined period of time. However, through February 29, 2008, $12.6 million of our total ARS portfolio of $47.7 million were successfully auctioned and sold at par, which was equivalent to their carrying value. With the sale of these securities, we reduced our overall ARS exposure by $12.6 million, as the proceeds were reinvested in cash equivalents.

At February 29, 2008, due to continued auction failures of our private placement ARS and the downgrading of the companies that insure certain of our ARS, the quality rating of $0.7 million of municipal ARS went from AAA to A- and the quality rating of $0.5 million of private placement ARS went from AAA to A, we experienced an additional $0.2 million decline in the carrying value of our ARS as their estimated market value had decreased. With the uncertainty that exists in the global credit market today, we will continue to closely monitor the market and evaluate our ARS portfolio on an ongoing basis, and we will adjust the carrying value of the investment through an impairment charge that would be recorded as realized loss in our consolidated statement of operations should any decline in market value be considered other-than-temporary. In addition, any liquidity issues which extend into 2009 or beyond could adversely affect our business.

We will depend on strategic collaborations with third parties to develop and commercialize selected product candidates and will not have control over a number of key elements relating to the development and commercialization of these product candidates if we are able to achieve such third-party arrangements.

A key aspect of our strategy will be to seek collaborations with partners, such as large pharmaceutical organizations, that are willing to conduct later-stage clinical trials and further develop and commercialize selected product candidates. At present, we are not planning to undertake any further clinical development activities, other than those activities deemed necessary to maximize each product candidate’s value, for any of our product candidates other than MN-221 for the treatment of status asthmaticus until such time that we are successful in entering into a partnership or collaboration to further development of such product candidates. To date, we have not entered into any such collaborative arrangements, and we may not be able to enter into any collaborations on acceptable terms, if at all.

By entering into a strategic collaboration with a partner, we may rely on the partner for financial resources and for development, regulatory and commercialization expertise. Even if we are successful in entering into a strategic collaboration for one of our product candidates, our partner may fail to develop or effectively commercialize the product candidate because such partner:

•	does not have sufficient resources or decides not to devote the necessary resources due to internal constraints such as limited cash or human resources;

•	decides to pursue a competitive potential product developed outside of the collaboration;

•	cannot obtain the necessary regulatory approvals;

•	determines that the market opportunity is not attractive; or

•	cannot manufacture the necessary materials in sufficient quantities from multiple sources or at a reasonable cost.

In addition, the licensors of our MN-221, MN-305 and MN-246 product candidates have a right to co-promote these product candidates pursuant to the terms of their respective license agreements, which may make it more difficult to enter into a collaboration with any third parties. We also face competition in our search for partners from other biotechnology and pharmaceutical companies worldwide, many of whom are larger and able to offer more attractive deals in terms of financial commitments, contribution of human resources, or development, manufacturing, regulatory or commercial expertise and support.

If we are not successful in attracting partners and entering into collaborations on acceptable terms for these product candidates, we may not be able to complete development of or obtain regulatory approval for such product candidates. In such event, our ability to generate revenues from such products and achieve or sustain profitability would be significantly hindered.

We rely on third parties to conduct our clinical trials and perform data collection and analysis. We may incur additional development costs, experience delays in the commencement and completion of clinical trials, and be unable to obtain regulatory approval for or commercialize our product candidates on our anticipated timeline if these third parties do not successfully carry out their contractual duties or meet expected deadlines.

We rely on CROs, medical institutions, clinical investigators, contract laboratories and other service providers to conduct our clinical trials and to perform data collection and analysis. Although we design and manage our current clinical trials, we do not have the ability to conduct clinical trials directly for our product candidates. In the course of clinical development, we have contracted and will continue to contract with a number of these organizations, including: Accelsiors CRO and Consultancy Services of Budapest, Hungary; Pharmaceutical Research Associates, Inc. of Lenexa, Kansas; Fulcrum Pharma Developments, Inc. of Durham, North Carolina; Paragon Biomedical, Inc. of Irvine, California; Quintiles, Inc. of Morrisville, North Carolina; PharmaNet, Inc. of Princeton, New Jersey; and Synteract, Inc. of Carlsbad, California.

The FDA requires us and our CROs to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on CROs does not relieve us of these responsibilities and requirements. The CROs, clinical investigators and other service providers that we employ in the conduct of our clinical trials are not our employees, and we cannot control the amount or timing of resources that they devote to our development programs. If these third parties fail to devote sufficient care, time and resources to our development programs, if their performance is substandard, or if they are inspected by the FDA and found not to be in compliance with GCPs, it will delay the completion of the clinical trial in which they are involved and the progress of the affected development program. The CROs with which we contract for execution of our clinical trials play a significant role in the conduct of the clinical trials and the subsequent collection and analysis of data. Failure of the CROs to meet their obligations could adversely affect clinical development of our product candidates. Moreover, the CROs, clinical investigators and other service providers may have relationships with other commercial entities, some of which may have competitive products under development or currently marketed, and our competitive position could be harmed if they assist our competitors. If any of these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our product candidates. In addition, while we believe that there are numerous alternative sources to provide these services, we might not be able to enter into replacement arrangements without delays or additional expenditures if we were to seek such alternative sources.

We rely on third-party manufacturers to produce our product candidates, which may result in delays in our clinical trials and the commercialization of products, as well as increased costs.

We have no manufacturing facilities, and we do not intend to develop facilities for the manufacture of product candidates for clinical trials or commercial purposes in the foreseeable future. We contract with third-party manufacturers to produce, in collaboration with us, sufficient quantities of our product candidates for clinical trials, and we plan to contract with third-party manufacturers to produce sufficient quantities of any product candidates approved by the FDA for commercial sale. While we believe that there are competitive sources available to manufacture our product candidates, we may not be able to enter into arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty. To date, these manufacturers have met the requirements of our product development programs; however, we have only required the manufacture of our product candidates in very limited volume for preclinical and clinical studies, and we do not have any long-term commitments from our suppliers of clinical trial materials or guaranteed prices for our product candidates.

We do not yet have agreements established regarding commercial supply of any of our product candidates and may not be able to establish or maintain commercial manufacturing arrangements on commercially reasonable terms for any of our product candidates. In particular, pursuant to our license agreement with Kissei Pharmaceutical Co., Ltd., Kissei Pharmaceutical has the exclusive right to manufacture the commercial supply of the API for MN-221. Therefore, we will need to successfully negotiate a commercial supply agreement with Kissei Pharmaceutical on commercially reasonable terms, or another third-party manufacturer in the event that we are unable to reach agreement with Kissei Pharmaceutical, in order to manufacture MN-221 on a commercial scale if MN-221 is approved by the FDA or other regulatory authorities for commercial sale. Any problems or delays we experience in preparing for commercial-scale manufacturing of a product candidate may result in a delay in FDA approval of the product candidate or may impair our ability to manufacture commercial quantities, which would adversely affect our business. For example, our manufacturers will need to produce specific batches of our product candidates to demonstrate acceptable stability under various conditions and for commercially viable lengths of time. We and our contract manufacturers will need to demonstrate to the FDA and other regulatory authorities this acceptable stability data for our product candidates, as well as validate methods and manufacturing processes, in order to receive regulatory approval to commercialize any of our product candidates.

Reliance on third-party manufacturers limits our ability to control certain aspects of the manufacturing process and therefore exposes us to a variety of significant risks, including risks related to our ability to commercialize any products approved by regulatory authorities or conduct clinical trials, reliance on such third parties for regulatory compliance and quality assurance, and the refusal or inability of a third-party manufacturer to supply our requirements on a long-term basis. If any of these risks occur, our product supply will be interrupted and may result in lost or delayed revenues and delayed clinical trials or receipt of regulatory approval. In addition, manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel and compliance with federal, state and foreign regulations. Also, our manufacturers may not perform as agreed. If our manufacturers were to encounter any of these difficulties, our ability to timely produce our product candidates for clinical trials and commercial sale may be impacted.

Our manufacturers are obligated to operate in accordance with FDA-mandated cGMPs and, in some cases, International Convention on Harmonization, or ICH, standards. A failure of any of our contract manufacturers to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in clinical trials, obtaining regulatory approval of product candidates or the ultimate launch of our products into the market. In addition, changing contract manufacturers is difficult. For example, a change in contract manufacturer for a particular product candidate requires re-validation of the manufacturing processes and procedures in accordance with cGMPs, which may be costly and time-consuming and, in some cases, our manufacturers may not provide us with adequate assistance to transfer the manufacturing processes and procedures for our product candidates to new manufacturers or may possess intellectual property rights covering parts of these processes or procedures for which we may need to obtain a license. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of regulatory approvals, seizures or recalls of products, operating restrictions and criminal prosecutions.

We may not be able to manufacture our product candidates in commercial quantities, which would prevent us from commercializing our product candidates.

To date, our product candidates have been manufactured in small quantities for preclinical and clinical trials. If any of our product candidates are approved by the FDA or other regulatory agencies for commercial sale, we will need to manufacture them in larger quantities. We may not be able to increase successfully the manufacturing capacity for any of our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to increase successfully the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply. Our product candidates require precise, high quality manufacturing. Our failure to achieve and maintain these high manufacturing standards in collaboration with our third-party manufacturers, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could harm our business, financial condition and results of operations.

Materials necessary to manufacture our products may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our products.

We rely on the third-party manufacturers for our products to purchase from third-party suppliers the materials necessary to produce the compounds for our clinical trials, and we will rely on such manufacturers to purchase such materials to produce the compounds for commercial distribution if we obtain marketing approval for any of our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms, if at all. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the production of these materials. If our manufacturers are unable to obtain these materials for our clinical trials, testing of the affected product candidate would be delayed, which may significantly impact our ability to develop the product candidate. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for one of our products, the commercial launch of such product would be delayed or there would be a shortage in supply of such product, which would harm our ability to generate revenues from such product and achieve or sustain profitability.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for MN-221 or MN-166, or our other product candidates, could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability and the further development of our product candidates may be delayed.

Our product candidates, if approved for sale, may not gain acceptance among physicians, patients and the medical community, thereby limiting our potential to generate revenues.

Even if one of our product candidates is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors, and our profitability and growth will depend on a number of factors, including:

•	demonstration of efficacy;

•	changes in the standard of care for the targeted indication;

•	relative convenience and ease of administration;

•	the prevalence and severity of any adverse side effects;

•	availability, cost and potential advantages of alternative treatments, including cheaper generic drugs;

•	pricing and cost effectiveness, which may be subject to regulatory control;

•	effectiveness of our or any of our partners’ sales and marketing strategies;

•	the product labeling or product insert required by the FDA or regulatory authority in other countries; and

•	the availability of adequate third-party insurance coverage or reimbursement.

If any product candidate that we develop does not provide a treatment regimen that is as beneficial as the current standard of care or otherwise does not provide patient benefit, that product candidate, if approved for commercial sale by the FDA or other regulatory authorities, likely will not achieve market acceptance. Our ability to effectively promote and sell any approved products will also depend on pricing and cost-effectiveness, including our ability to produce a product at a competitive price and our ability to obtain sufficient third-party coverage or reimbursement. If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, patients and third-party payors, our ability to generate revenues from that product would be substantially reduced. In addition, our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.

If our products are not accepted by the market or if users of our products are unable to obtain adequate coverage of and reimbursement for our products from government and other third-party payors, our revenues and profitability will suffer.

Our ability to commercialize our products successfully will depend in significant part on pricing and cost effectiveness, including our ability to produce a product at a competitive price and our ability to obtain appropriate coverage of and reimbursement for our products and related treatments are obtained from governmental authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs. Third-party payors are increasingly challenging the prices charged for medical products and services. We cannot provide any assurances that third-party payors will consider our products cost-effective or provide coverage of and reimbursement for our products, in whole or in part.

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

Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of medical services and products, may result in inadequate coverage of and reimbursement for our products. Many third-party payors, including HMOs, are pursuing various ways to reduce pharmaceutical costs, including, for instance, the use of formularies. The market for our products depends on access to such formularies, which are lists of medications for which third-party payors provide reimbursement. These formularies are increasingly restricted, and pharmaceutical companies face significant competition in their efforts to place their products on formularies of HMOs and other third-party payors. This increased competition has led to a downward pricing pressure in the industry. The cost containment measures that third-party payors are instituting could have a material adverse effect on our ability to operate profitably.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Any of these restrictions or requirements could adversely affect our potential product revenues. For example, the label ultimately approved for MN-221 or MN-166, our other product candidates or any other product candidates that we may in-license or acquire, if any, may include a restriction on the term of its use, or it may not include one or more of our intended indications.

Our product candidates will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. In addition, approved products, manufacturers and manufacturers’ facilities are subject to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, such as cGMPs, a regulatory agency may:

•	issue warning letters or untitled letters;

•	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•	impose other civil or criminal penalties;

•	suspend regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications filed by us;

•	impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products or require a product recall.

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

If and when we acquire or license new product candidates, our success will depend on our ability to attract, retain and motivate highly qualified management and scientific personnel to manage the development of these new product candidates. In particular, our product development programs depend on our ability to attract and retain highly experienced development and regulatory personnel. In addition, we may need to hire additional personnel as we continue to expand our clinical development and other development activities. We face competition for experienced scientists and other technical and professional personnel from numerous companies and academic and other research institutions. Competition for qualified personnel is particularly intense in the San Diego, California area, where our corporate headquarters is located. Our short operating history and the uncertainties attendant to being a development-stage biopharmaceutical company could impair our ability to attract and retain personnel and impede the achievement of our development and commercialization objectives.

Although we have employment agreements with key members of management, each of our employees, subject to applicable notice requirements, may terminate his or her employment at any time. We do not carry “key person” insurance covering members of senior management. If we lose any of our key management personnel, we may not be able to find suitable replacements, which would adversely affect our business.

If we are unable to establish our sales and distribution capabilities, we will be unable to successfully commercialize our product candidates.

To date, we have not sold, marketed or distributed any pharmaceutical products. If we are successful in obtaining regulatory approvals for any of our product candidates or acquiring other approved products, we will need to establish sales, marketing and distribution capabilities on our own or with partners. The development of an effective sales and marketing force will require a significant amount of our financial resources and time. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating demand for our products, therefore hindering our ability to generate revenues and achieve or sustain profitability. Although we intend to establish strategic collaborations to market any products approved for sale by regulatory authorities outside of the United States, we may be required to market our product candidates outside of the United States directly if we are unable to establish such collaborations. In that event, we may need to build a corresponding international sales and marketing capability with technical expertise and with supporting distribution capabilities.

We will need to increase the size of our organization, and we may encounter difficulties managing our growth, which could adversely affect our results of operations.

As of March 7, 2008, we had 25 employees, all of whom but one were full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. For example, we may hire additional personnel in clinical development, regulatory affairs and business development to further strengthen our core competencies or choose to develop sales, marketing and distribution capabilities for certain of our product candidates. Our need to effectively manage our operations, growth and product development programs requires that we:

•	manage our clinical trials effectively;

•	manage our internal development efforts effectively while carrying out our contractual obligations to licensors and other third parties; and

•	continue to improve our operational, financial and management controls, reporting systems and procedures.

We may be unable to successfully implement these tasks on a larger scale, which may impact our ability to timely achieve our development and commercialization goals, if at all.

We expect that our results of operations will fluctuate, which may make it difficult to predict our future performance from period to period.

Our quarterly operating results have fluctuated in the past and are likely to continue to do so in the future. Some of the factors that could cause our operating results to fluctuate from period to period include:

•	the status of development of our product candidates and, particularly, the timing of any milestone payments to be paid under our licensing agreements;

•	the execution of other collaboration, licensing and similar arrangements and the timing of payments we may make or receive under these arrangements;

•	variations in the level of expenses related to our product development programs;

•	the unpredictable effects of collaborations during these periods;

•	the timing of our satisfaction of applicable regulatory requirements, if at all;

•	the rate of expansion of our clinical development and other internal research and development efforts;

•	the costs of any litigation;

•	the effect of competing technologies and products and market developments; and

•	general and industry-specific economic conditions.

If our quarterly or annual operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly or annual fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that quarterly or yearly comparisons of our financial results are not necessarily meaningful and should not be relied upon as indications of our future performance.

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

As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002, or SOX, as well as rules and regulations implemented by the SEC and The Nasdaq Stock Market. Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of SOX and rules adopted or proposed by the SEC and by the Nasdaq Stock Market, have resulted in, and will continue to result in, increased costs to us as we evaluate the implications of these rules and respond to their requirements. We issued an evaluation of the effectiveness of our internal control over financial reporting under Section 404 of SOX with this Annual Report for the year ended December 31, 2007, including the opinion of our independent registered public accounting firm thereon, the preparations for which resulted in increased costs to us, which may continue to be reflected in our costs of operations. Given the risks inherent in the design and operation of internal control over financial reporting, the effectiveness of our internal control over financial reporting is uncertain. If our internal controls are not designed or operating effectively, we may not be able to issue an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm may determine that our internal control over financial reporting was not effective. In addition, our registered public accounting firm may either disclaim an opinion on our internal controls or may issue an adverse opinion on the effectiveness of our internal control over financial reporting. Investors may lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and which could affect our ability to run our business as we otherwise would like to. New rules could also make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, and as executive officers. We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these rules and regulations.

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

There is the risk that our patents (both those owned by us and those in-licensed) may not provide a competitive advantage, including the risk that our patents expire before we obtain regulatory and marketing approval for one or more of our product candidates, particularly our in-licensed patents. Also, our competitors may develop products similar to ours using methods and technologies that are beyond the scope of our intellectual property rights. Composition of matter patents on APIs may provide protection for pharmaceutical products without regard to formulation, method of use, or other type of limitation. For some of our product candidates, patent protection is no longer available for the APIs in such product candidates without regard to specific formulation or method of use. As a result, competitors that obtain the requisite regulatory approval will be able to offer products with the same active ingredient as found in some of our products so long as the competitors do not infringe any method of use, method of manufacture or formulation patents that we hold or have exclusive rights to through our licensors. For example, we currently do not have any unqualified composition of matter claims for MN-166. We are aware that Avigen, Inc. is conducting preclinical studies and clinical trials for a product that contains the active compound contained in MN-166 to treat neuropathic pain.

For our licensed patents, it is our policy to consult with our licensors in the maintenance of granted patents we have licensed, and in their pursuit of patent applications that we have licensed, but each of our licensors generally remains primarily responsible for or in control of the maintenance of the granted patents and prosecution of the applications. We have limited control, if any, over the amount or timing of resources that each licensor devotes on our behalf, and they may not assign as great a priority to prosecution of these patent applications as we would if we were undertaking such prosecution ourselves. As a result of this lack of control and general uncertainties in the patent prosecution process, we cannot be sure that our licensed patents will be maintained and that any additional patents will ever mature from our licensed applications. Issued U.S. patents require the payment of maintenance fees to continue to be in force. We typically rely on our licensors to do this and their failure to do so could result in the forfeiture of patents not timely maintained. Many foreign patent offices also require the payment of periodic annuities to keep patents and patent applications in good standing. As we generally do not maintain control over the payment of annuities, we cannot be certain that our licensors will timely pay such annuities and that the granted patents and pending patent applications will not become abandoned. As an example, it appears that certain annuities were not paid in a timely manner with respect to foreign patents licensed under MN-002 (the active metabolite of MN-001). In addition, our licensors may have selected a limited amount of foreign patent protection, and therefore applications have not been filed in, and foreign patents may not have been perfected in, all commercially significant countries.

The patent protection of our product candidates and technology involves complex legal and factual questions. Most of our license agreements give us a right, but not an obligation, to enforce our patent rights. To the extent it is necessary or advantageous for any of our licensors’ cooperation in the enforcement of our patent rights, we cannot control the amount or timing of resources our licensors devote on our behalf or the priority they place on enforcing our patent rights. We may not be able to protect our intellectual property rights against third party infringement, which may be difficult to detect, especially for infringement of patent claims for methods of manufacturing. Additionally, challenges may be made to the ownership of our intellectual property rights, our ability to enforce them or our underlying licenses, which in some cases have been made under foreign laws and may provide different protections than that of U.S. law.

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

•	payment of actual damages, royalties, lost profits, potential treble damages and attorneys’ fees, if we are found to have willfully infringed a third party’s patent rights;

•	injunctive or other equitable relief that may effectively block our ability to further develop, commercialize and sell our products;

•	we or our collaborators having to enter into license arrangements that may not be available on commercially acceptable terms, if at all; or

•	significant cost and expense, as well as distraction of our management from our business.

As a result, we could be prevented from developing and commercializing current or future product candidates.

Risks Related to Our Industry

We are subject to stringent regulation of our product candidates, which could delay the development and commercialization of our product candidates.

We, our third-party manufacturers, contractors, suppliers and partners, and our product candidates are subject to stringent regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. None of our product candidates can be marketed in the United States until it has been approved by the FDA. None of our product candidates has been approved, and we may never receive FDA approval for any of our product candidates. Obtaining FDA approval for a product takes many years of clinical development and requires substantial resources. Even if regulatory approval is obtained, the FDA may impose significant restrictions on the indicated uses, conditions for use and labeling of such products. Additionally, the FDA may require post-approval studies, including additional research and development and clinical trials. These regulatory requirements may limit the size of the market for the product or result in the incurrence of additional costs. Any delay or failure in obtaining required approvals could substantially reduce or negate our ability to generate revenues from the particular product candidate.

In addition, both before and after regulatory approval, we, our partners and our product candidates are subject to numerous FDA requirements covering, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, distribution and export. The FDA’s requirements may change and additional government regulations may be promulgated that could affect us, our partners and our product candidates. Given the number of recent high profile adverse safety events with certain drug products, the FDA may require, as a condition of approval, costly risk management programs, which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, preapproval of promotional materials and restrictions on direct-to-consumer advertising. Furthermore, heightened Congressional scrutiny on the adequacy of the FDA’s drug approval process and the agency’s efforts to assure the safety of marketed drugs has resulted in the enactment of new legislation addressing drug safety issues, the FDA Amendments Act of 2007. This new legislation provides the FDA with expanded authority over drug products after approval and the FDA’s exercise of this authority could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, and increased costs to assure compliance with new post-approval regulatory requirements. Furthermore, we cannot predict the likelihood, nature or extent of government regulation that may arise from this or future legislation or administrative action, either in the United States or abroad.

In order to market any of our products outside of the United States, we and our strategic partners and licensees must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods and the time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States. Approval by the FDA does not automatically lead to the approval of regulatory authorities outside of the United States, and approval by regulatory authorities outside of the United States does not automatically lead to FDA approval. In addition, regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. A product candidate may not be approved for all indications that we request, which would limit the uses of our product and adversely impact our potential royalties and product sales, and any approval that we receive may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies.

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

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, Congress authorized the U.S. Department of Health and Human Services, Office of Inspector General, or OIG, to issue a series of regulations, known as the “safe harbors.” These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

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

If our operations are found to be in violation of any of the laws described above and other applicable state and federal fraud and abuse laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from government healthcare programs and the curtailment or restructuring of our operations.

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

In many of our target disease areas, potential competitors are working to develop new compounds with different mechanisms of action and attractive efficacy and safety profiles. Many of our competitors have substantially greater financial, research and development resources (including personnel and technology), clinical trial experience, manufacturing, sales and marketing capabilities and production facilities than we do. Smaller companies also may prove to be significant competitors, particularly through proprietary research discoveries and collaboration arrangements with large pharmaceutical and established biotechnology companies.

Our competitors may obtain regulatory approval of their products more rapidly than we are able to or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are more effective and less costly than ours and be more successful than us in manufacturing and marketing their products. We also expect to face similar competition in our efforts to identify appropriate collaborators or partners to help develop or commercialize our product candidates.

Rapid technological change could make our products obsolete.

Biopharmaceutical technologies have undergone rapid and significant change, and we expect that they will continue to do so. As a result, there is significant risk that our current product candidates may be rendered obsolete or uneconomical by new discoveries before we recover any expenses incurred in connection with their development. If any of our product candidates is rendered obsolete by advancements in biopharmaceutical technologies, our business will be adversely affected.

Consumers may sue us for product liability, which could result in substantial liabilities that exceed our available resources and damage our reputation.

The development and commercialization of drug products entails significant product liability risks. Liability claims may arise from use of our product candidates in clinical trials and the commercial sale of those products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	withdrawal of clinical trial participants;

•	termination of clinical trial sites or entire clinical trial programs;

•	decreased demand for our product candidates;

•	impairment of our business reputation;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues; and

•	the inability to commercialize our product candidates.

We currently have insurance that covers our clinical trials. We believe our current insurance coverage is reasonably adequate at this time; however, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for all expenses or losses we may suffer. In addition, we will need to increase and expand this coverage as we commence additional clinical trials, as well as larger scale clinical trials, and in the event that any of our product candidates is approved for commercial sale. This insurance may be prohibitively expensive or may not fully cover our potential liabilities. In addition, our inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the regulatory approval or commercialization of products that we or one of our collaborators develop. Successful product liability claims could have a material adverse effect on our business and results of operations. Liability from such claims could exceed our total assets if we do not prevail in any lawsuit brought by a third party alleging that an injury was caused by one or more of our products.

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

Prior to our listing on the Nasdaq Global Market on December 7, 2006, there was no active trading market for our common stock in the United States, as our common stock had only been listed on the on the Hercules Market of the Osaka Securities Exchange in Japan. Despite the listing of our common stock on the Nasdaq Global Market in December 2006, trading volume on the Nasdaq Global Market has been light and an active trading market may not develop for our common stock.

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like us in particular, have historically been highly volatile and may continue to be highly volatile in the future. For example, since the date of our initial public offering in Japan through December 31, 2007, our common stock has traded as high as approximately $42.00 and as low as approximately $4.29. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the development status of our product candidates, including clinical trial results and determinations by regulatory authorities with respect to our drug candidates;

•	the initiation, termination, or reduction in the scope of any collaboration arrangements or any disputes or developments regarding such collaborations;

•	FDA or international regulatory actions, including failure to receive regulatory approval for any of our product candidates;

•	announcements of technological innovations, new commercial products or other material events by our competitors or us;

•	disputes or other developments concerning our proprietary rights;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

•	additions or departures of key personnel;

•	discussions of our business, management, products, financial performance, prospects or stock price by the financial and scientific press and online investor communities;

•	litigation or public concern about the safety of our potential products;

•	public concern as to, and legislative action with respect to, the pricing and availability of prescription drugs or the safety of drugs and drug delivery techniques; or

•	regulatory developments in the United States and in foreign countries.

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

On September 19, 2005, we filed a Registration Statement on Form S-1 to register 6,733,536 shares of common stock for resale from time to time, which registration statement was subsequently declared effective by the SEC. The registered shares were beneficially owned by 47 holders. On November 23, 2005, we filed a Registration Statement on Form S-1 to register 1,335,657 shares issuable upon the exercise of warrants held by three parties, of which warrants held by our two founders that relate to 1,285,657 shares were exercisable at $1.00 per share and a warrant held by a separate investor that relates to 50,000 shares was exercisable at $10.00 per share. At December 31, 2007, there were 50,000 warrants outstanding held by a separate investor. All of the warrants held by our founders have been exercised, and the warrant held by a separate investor expires in May 2009. All of such shares, other than shares held by our affiliates, may also be sold from time to time in exempt transactions pursuant to Rule 144(k) promulgated by the SEC. The trading volume for our stock is low, with an average trading volume of approximately 11,000 shares per day on the Hercules Market of the Osaka Securities Exchange and approximately 22,000 shares per day on the Nasdaq Global Market during the month of December 2007. If the holders of such shares, to the extent such shares have not been sold already, were to attempt immediately to sell their shares, there would be significant downward pressure on our stock price and it may be difficult, or even impossible, to find a buyer for shares of our common stock.

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

Effective November 24, 2006, our board of directors adopted our stockholder rights plan. On March 30, 2007, our stockholders ratified the plan at our annual meeting of stockholders. Under the plan, we declared a dividend distribution of one “Right” for each outstanding share of our common stock to stockholders of record at the close of business on December 11, 2006. Since that time, we have issued one Right with each newly issued share of common stock. Each Right, when exercisable, entitles the holder to purchase from us one one-thousandth (1/1,000) of a share of our Series A Preferred Stock at a purchase price of $77.00, subject to adjustment. In general, under the plan, if a person or affiliated group acquires beneficial ownership of 20% or more of our shares of common stock, then each Right (other than those held by such acquiring person or affiliated group) will entitle the holder to receive, upon exercise, shares of common stock (or, under certain circumstances, a combination of securities or other assets) having a value of twice the underlying purchase price of the Right. In addition, if following the announcement of the existence of an acquiring person or affiliated group we are involved in a business combination or sale of 50% or more of our assets or earning power, each Right (other than those held by the acquiring person or affiliated group) will entitle the holder to receive, upon exercise, shares of common stock of the acquiring entity having a value of twice the underlying purchase price of the Right. The board of directors also has the right, after an acquiring person or affiliated group is identified, to cause each Right to be exchanged for common stock or substitute consideration. We may redeem the Rights at a price of $0.001 per Right prior to the identification of an acquiring person or affiliated group. The Rights expire on November 23, 2016.

We also may be subject to provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for three years unless the holder’s acquisition of our stock was approved in advance by our board of directors. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In any event, these provisions may delay or prevent a third party from acquiring us. Any such delay or prevention could cause the market price of our common stock to decline.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of biopharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease approximately 12,669 square feet of office space at our headquarters in San Diego, California under a lease that expires in February 2009. Prior to March 1, 2008, we leased approximately 16,609 square feet of office space at the same address, of which we occupied approximately 13,103 square feet and subleased 3,506 square feet to an unrelated third party. We have no laboratory, research or manufacturing facilities. We also lease approximately 1,726 square feet of office space in Tokyo, Japan under a lease that expires in May 2009.

Item 3. Legal Proceedings

From time to time, we may be party to lawsuits in the ordinary course of business. We are currently not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Hercules Market of the Osaka Securities Exchange under the symbol “4875” and on the Nasdaq Global Market under the symbol “MNOV.” Our stock has been traded on the Hercules Market since February 8, 2005 and on the Nasdaq Global Market since December 7, 2006. The following table sets forth the high and low sale prices per share of our common stock as reported on the Hercules Market for all periods through the fourth quarter of 2006 (based on the exchange rates set forth in the footnotes below) and sets forth the high and low sale prices per share of our common stock as reported on the Nasdaq Global Market for all subsequent periods.

	Common Stock Price
	High	Low
Fiscal year ended December 31, 2006
First quarter(1)	$17.96	$8.99
Second quarter(2)	$15.11	$10.48
Third quarter(3)	$12.83	$9.73
Fourth quarter(4)	$13.20	$7.27

Fiscal year ended December 31, 2007
First quarter	$14.40	$10.56
Second quarter	$11.00	$8.30
Third quarter	$9.02	$6.35
Fourth quarter	$9.00	$4.29

(1)	Based on an average exchange rate for the period of 116.91 Yen per U.S. Dollar.
(2)	Based on an average exchange rate for the period of 114.48 Yen per U.S. Dollar.
(3)	Based on an average exchange rate for the period of 116.13 Yen per U.S. Dollar.
(4)	Based on an average exchange rate for the period of 117.79 Yen per U.S. Dollar.

Holders of Common Stock

As of March 7, 2008, there were 6,329 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. We expect to retain our future earnings, if any, to fund the growth and development of our business.

Use of Proceeds

We effected the initial public offering, or IPO, of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-119433) that was declared effective by the Securities and Exchange Commission, or SEC, on January 28, 2005, which registered an aggregate of 3,450,000 shares of our common stock. In January 2005, 3,000,000 shares of common stock were sold on our behalf at an initial public offering price of ¥4000, or approximately $38.80, per share by Daiwa Securities SMBC Co., Ltd of Tokyo, Japan for aggregate proceeds of

$104.5 million, net of underwriting discounts and commissions and offering expenses. In March 2005, in connection with the partial exercise of the underwriter’s over-allotment option, 157,300 additional shares of common stock were sold on our behalf at a price of ¥4000, or approximately $38.80, per share for aggregate proceeds of $5.6 million, net of underwriting discounts and commissions and offering expenses.

As of December 31, 2007, we had used approximately $98.4 million of the net proceeds from our IPO to fund our operations, including development of our clinical trials and we had used $1.6 million for acquisitions of property and equipment. Other than the compensation paid to our officers and directors, no proceeds were paid directly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. We expect to use a majority of the remainder of the net proceeds from our IPO to continue the development of our existing product development programs. In addition, we may use a portion of the net proceeds from our IPO to acquire technologies or businesses that are complementary to our own, but we currently have no commitments or agreements relating to any such transaction.

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

On November 14, 2006, we filed a registration statement with the SEC using a “shelf” registration process. Under this shelf registration process, we may, from time to time, sell:

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

On January 30, 2007, we filed a Prospectus Supplement with the SEC announcing the public offering of 1,000,000 shares of common stock at a purchase price of $12.00 per share. The public offering closed February 1, 2007, and the aggregate net proceeds was approximately $10.6 million, net of underwriting discounts and commissions and certain other costs associated with the offering.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock trading on the Nasdaq Global Market since December 7, 2006, which is the date our common stock first began trading on the Nasdaq Global Market, to two indices, the Nasdaq Biotechnology Index and the Nasdaq Composite Index. The graph assumes an initial investment of $100 on December 7, 2006. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	12/7/06	6/30/07	12/31/07
MediciNova, Inc.	$100	$69	$38
NASDAQ Biotechnologies Index	$100	$97	$101
NASDAQ Coposite Index	$100	$107	$109

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock trading on the Hercules market of the Osaka Securities Exchange since February 8, 2005, which is the date our common stock first began trading on the Hercules market of the Osaka Securities Exchange to two indices, the Hercules Total Index and the Hercules Standard Index. The graph assumes an initial investment of $100 on February 8, 2005. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	2/8/05	12/30/05	12/29/06	12/28/07
MediciNova, Inc.	$100	$36	$42	$14
Hercules Total Index	$100	$153	$73	$48
Hercules Standard Index	$100	$162	$86	$59

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

	Years ended December 31,					September 26, 2000 (inception) to December 31, 2007
	2007	2006	2005	2004	2003
Statements of Operations Data:
Revenues	$—	$264	$804	$490	$—	$1,558
Operating expenses:
Cost of revenues	—	147	674	438	—	1,258
Research and development	42,121	32,171	22,738	11,317	4,723	119,845
General and administrative	11,373	9,624	7,479	37,348	1,538	69,887

Total operating expenses	53,494	41,942	30,891	49,103	6,261	190,990

Operating loss	(53,494)	(41,678)	(30,088)	(48,613)	(6,261)	(189,432)
Other income, net	4,611	5,988	4,396	340	52	15,757
Income Taxes	(20)	—	—	—	—	(20)

Net loss	(48,903)	(35,690)	(25,692)	(48,273)	(6,209)	(173,695)
Accretion to redemption value of redeemable convertible preferred stock	—	—	(20)	(79)	—	(98)
Deemed dividend resulting from beneficial conversion on Series C redeemable convertible preferred stock	—	—	—	(31,264)	—	(31,264)

Net loss applicable to common stockholders	$(48,903)	$(35,690)	$(25,712)	$(79,616)	$(6,209)	$(205,057)

Basic and diluted net loss per share	$(4.16)	$(3.52)	$(2.88)	$(1,592.32)	$(124.18)

Shares used to compute basic and diluted net loss per share(1)	11,752,139	10,130,920	8,928,533	50,000	50,000

(1)	As a result of the conversion of our preferred stock into 6,678,285 shares of our common stock upon completion of our IPO in February 2005, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented above. Please refer to Note 1 for the pro forma basic and diluted net loss per share calculations for the periods presented.

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash, cash equivalents and marketable securities available-for-sale	$70,635	$104,051	$138,701	$50,801	$5,491
Working capital	65,938	100,102	134,633	48,704	4,838
Total assets	73,752	111,591	142,394	53,769	5,631
Redeemable convertible preferred stock	—	—	—	43,483	—
Deficit accumulated during the development stage	(205,057)	(156,154)	(120,465)	(94,753)	(15,137)
Total stockholders’ equity	66,608	100,981	135,708	7,669	4,570

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with “Item 6—Selected Financial Data” and the financial statements and related notes included elsewhere in this Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Item 1A. Risk Factors.”

Overview

Background

We are a biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of diseases with unmet medical need with a specific focus on the U.S. market. Through strategic alliances primarily with Japanese pharmaceutical companies, we are developing a diversified portfolio of clinical and preclinical product candidates, each of which we believe has a well-characterized and differentiated therapeutic profile, attractive commercial potential and patent assets having claims of commercially adequate scope.

We are a development stage company. We have incurred significant net losses since our inception. At December 31, 2007, from inception, our accumulated deficit was approximately $205.1 million, including $40.8 million of non-cash stock-based compensation charges related to employee stock-based compensation and founders’ warrants. We expect to incur substantial net losses for the next several years as we continue to develop our existing product candidates and over the long-term as we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

Revenues and Cost of Revenues

We have not generated any revenues from licensing, milestones or product sales to date, and we do not expect to generate any revenues from the commercialization of our product candidates within the next several years, if at all. Our revenues to date have been generated from providing development management services under master service agreements with Asahi Kasei Pharma Corporation and Argenes, Inc., pursuant to which we billed consulting fees and our pass-through clinical contract costs. The primary cost associated with our revenue was the clinical contract costs we incurred and passed-through to our customer. Our agreement with Asahi Kasei Pharma Corporation has been completed, and we terminated our agreement with Argenes, Inc. Therefore, we will not generate any further revenue from these agreements.

Research and Development

Our research and development expenses consist primarily of costs associated with feasibility studies, licensing and preclinical and clinical development and manufacture of our product candidates. We use external service providers to manufacture our product candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates; therefore, these research and development expenses consist substantially of external costs, such as fees paid to consultants, contract research organizations, contract manufacturers and other external service providers, including professional fees and costs associated with legal services, patents and patent applications for our intellectual property. Internal research and development expenses consist of costs of compensation and other expenses for research and development personnel, supplies, materials, facility costs and depreciation. Research and development costs are expensed as incurred or accrued based on certain contractual factors such as for estimates of work performed, milestones achieved, patient enrollment and experience with similar contracts. As actual costs become known, accruals are adjusted. To date, our estimates have not differed significantly from the actual costs incurred.

To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Unallocated” category in the table below. We charge all research and development expenses to operations as incurred.

The following table summarizes our research and development expenses for the periods indicated (in thousands):

Product Candidate	Disease/Indication	Years ended December 31,
		2007	2006	2005
MN-221	Status asthmaticus	$4,188	$814	$—
MN-166	Multiple sclerosis	9,512	7,965	3,391
MN-001	Bronchial asthma	14,436	6,013	3,739
MN-001	Interstitial cystitis	377	2,637	3,565
MN-029	Solid tumors	2,591	4,359	1,697

MN-305	Generalized Anxiety Disorder/Insomnia	5,309	3,735	4,858
MN-221	Preterm labor	873	618	1,253
MN-246	Urinary incontinence	1,771	3,708	1,647
MN-447	Thrombotic disorders	416	407	—
MN-462	Thrombotic disorders	297	406	—
SOCC	Cancer; inflammatory diseases	—	24	145
Unallocated		2,351	1,485	2,443

Total research and development		$42,121	$32,171	$22,738

Because such expenditures were committed prior to the strategic shift we implemented in June 2007 to focus resources on our two prioritized product candidates, MN-221 for the treatment of status asthmaticus, or acute exacerbations of asthma, and MN-166 for the treatment of multiple sclerosis, or MS, we made substantial research and development expenditures in certain of our other product development programs following such strategic shift. However, as part of our strategic shift, we have been and will continue to limit our expenditures on our other product development programs to only those activities necessary to maximize the value of such product candidates, while aggressively pursuing a variety of initiatives to monetize such product candidates on appropriate terms. In addition, as of the end of fiscal year 2007, we are not planning to pursue any further clinical development of MN-166 for the treatment of MS beyond the ongoing Phase II clinical trial until such time that we are able to secure a strategic collaboration to further development of MN-166.

We expect our research and development expenses to be substantial and to increase as we continue the development of selected product development programs, primarily related to MN-221 for the treatment of status asthmaticus. The lengthy process of completing clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, for a product candidate could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

General and Administrative

Our general and administrative expenses primarily consist of salaries, benefits and consulting and professional fees related to our administrative, finance, human resources, business development, legal and information systems support functions. In addition, general and administrative expenses include facilities and insurance costs. General and administrative costs are expensed as incurred or accrued based on monitoring the status of the specified project, contractual factors such as milestones or retainer fees, services provided and invoices received. As actual costs become known to us, we adjust our accruals. To date, general and administrative accruals have not differed significantly from the actual costs incurred.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities at the date of the consolidated financial statements, as well as the revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis, including those related to our significant accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included elsewhere in this Annual Report. We believe that the following accounting policies are critical to the judgments and estimates used in preparation of our consolidated financial statements.

Research and Development

Research and development expenses consist of costs incurred to further our research and development activities and include salaries and related employee benefits, costs associated with clinical trials, costs associated with non-clinical activities such as toxicology testing, regulatory activities, research-related overhead expenses and fees paid to external service providers who conduct certain research and development activities on our behalf. We use external service providers and vendors to conduct clinical trials, to manufacture product candidates to be used in clinical trials and to provide various other products and services related to our product development programs. Research and development expenses also include fees for licensed technology for which technological feasibility has not been established and there are no alternative uses. Research and development costs are expensed as incurred or accrued based on certain contractual factors such as for estimates of work performed, milestones achieved, patient enrollment and experience with similar contracts. As actual costs become known, accruals are adjusted. To date, our estimates have not differed significantly from the actual costs incurred.

Share Based Payments

We grant stock options to purchase our common stock to our employees and directors under our Amended and Restated 2004 Stock Incentive Plan. Additionally, we have outstanding stock options that were granted under our 2000 General Stock Incentive Plan from which we no longer make grants. The benefits provided under both of these plans are subject to the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R,

Share-Based Payment, which requires stock-based compensation for an award of equity instruments, including stock options and employee stock purchase rights, issued to employees to be recognized as a cost in the consolidated financial statements. The cost of these awards is measured according to the grant date fair value of the stock award and is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. In the absence of an observable market price for the stock award, the grant date fair value of the award would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. On January 1, 2006, we elected to use the modified prospective application in adopting SFAS No. 123R and therefore have not restated results for prior periods. The valuation provisions of SFAS No. 123R apply to new awards, unvested awards that are outstanding on the adoption date and any awards that are subsequently modified or cancelled. Our results of operations for the years ended December 31, 2007 and 2006 were impacted by the recognition of non-cash expense related to the fair value of our stock-based compensation awards.

The valuation provisions of SFAS No. 123R require us to estimate certain variables, such as estimated volatility and expected life. If any of our estimations change, such changes could have a significant impact on the stock-based compensation amount we recognize.

Prior to 2006, we accounted for employee stock options and warrants using the intrinsic-value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

Stock-based compensation expense, which is a non-cash charge, results from stock option and warrant issuances at exercise prices below the deemed fair value of the underlying common stock. With respect to stock options, we recognize this compensation expense on a straight-line basis over the vesting period of the underlying option, generally four years.

New Accounting Standards Not Yet Adopted

The Financial Accounting Standards Board, or FASB, issued SFAS No. 141 (revised 2007), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141R and SFAS No. 160 are effective for us beginning in the first quarter of fiscal year 2009. Early adoption is not permitted. We are currently evaluating the potential impact that SFAS No. 141R and SFAS No. 160 will have on our consolidated financial statements.

The FASB ratified the consensus reached by the Emerging Issues Task Force, or EITF, in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007, which will be our fiscal year 2008. We believe that the adoption of EITF 07-3 will not have a material impact on our consolidated financial statements.

The FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows an entity to voluntarily choose to measure certain financial assets and liabilities at fair value. SFAS

No. 159 will be effective for fiscal years beginning after November 15, 2007, which will be our fiscal year 2008. We are currently evaluating the potential impact that adopting SFAS No. 159 will have on our consolidated financial statements.

The FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States, or GAAP, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, which will be our fiscal year 2008. We are currently evaluating the potential impact that adopting SFAS No. 157 will have on our consolidated financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2007 and 2006

Revenues

There were no revenues for the year ended December 31, 2007, a decrease of $0.3 million when compared to $0.3 million for the year ended December 31, 2006. The decrease in revenues was due to a lack of activity under our master services agreement with Argenes, Inc., which was terminated in June 2007. We will not generate any further revenues from this agreement.

Research and Development

Research and development expenses increased $9.9 million to $42.1 million for the year ended December 31, 2007 from $32.2 million for the year ended December 31, 2006. The increase in research and development expenses was primarily due to:

•	an increase of $8.4 million related to the advancement and subsequent termination of a Phase III clinical trial for MN-001 for the treatment of bronchial asthma;

•	an increase of $4.7 million related to the completion of a Phase IIa clinical trial for MN-305 for the treatment of insomnia;

•

an increase of $3.4 million in our prioritized drug development program for MN-221 for the treatment of status asthmaticus primarily related to the advancement of a Phase II clinical trial and market research;

•

an increase of $1.6 million in our prioritized drug development program for MN-166 for the treatment of MS primarily related to preclinical studies, manufacturing of drug, market research and consulting services;

•	an increase of $0.7 in our other drug development programs and unallocated research and development expenditures;

•	an increase of $0.4 million in stock based compensation; and

•

an offset of $9.3 million related to the completion of clinical trials related to the product development programs for MN-029 for the treatment of solid tumors, MN-305 for the treatment of Generalized Anxiety Disorder, MN-001 for the treatment of interstitial cystitis, or IC, and MN-246 for the treatment of urinary incontinence.

Since we have determined to focus our resources on our two prioritized product candidates, MN-221 for the treatment of status asthmaticus and MN-166 for the treatment of MS, we expect that our research and development expenses will increase with respect to these two prioritized product candidates in future periods as we continue clinical development of these product candidates, primarily related to fees paid to external service providers for the management and conduct of clinical trials and the performance of data collection and analysis. In contrast, we expect that our research and development expenses will decrease with respect to the remainder of our existing product candidates in future periods, as we will limit expenditures on these product candidates to those development activities necessary to maximize their value for purposes of monetizing such product candidates.

General and Administrative

General and administrative expenses increased $1.8 million to $11.4 million for the year ended December 31, 2007 from $9.6 million for the year ended December 31, 2006. The increase in general and administrative expenses was primarily due to:

•	an increase of $1.4 million of stock-based compensation expense;

•	an increase of $1.1 million in compensation-related expenses due to salaries and severance payments; and

•	offset by a decrease of $0.4 million in legal fees and a decrease of $0.3 million in financial advisor and other fees.

We anticipate that our general and administrative expenses will continue to increase in future periods as we expand our infrastructure and incur additional costs for insurance and professional and consulting fees associated with operating as a dual-listed public company and supporting our product development programs and business development activities.

Interest Income

Interest income primarily consisted of income earned on our cash and investment balances. Interest income decreased $1.4 million to $4.6 million for the year ended December 31, 2007 from $6.0 million for the year ended December 31, 2006. The decrease in interest income was primarily due to decreased investment balances and lower rates of return on our investments.

Comparison of the Years Ended December 31, 2006 and 2005

Revenues

Revenues decreased $0.5 million to $0.3 million for the year ended December 31, 2006 from $0.8 million for the year ended December 31, 2005. The decrease in revenues was due to the completion of our contract with Asahi Kasei Pharma Corporation in fiscal year 2005 and reduced activity under our master service agreement with Argenes, Inc.

Research and Development

Research and development expenses increased $9.5 million to $32.2 million for the year ended December 31, 2006 from $22.7 million for the year ended December 31, 2005. The increase in research and development expenses was primarily due to:

•	an increase of $8.4 million related to the advancement of the Phase II clinical trial and milestone payment for MN-166 for the treatment of MS;

•	an increase of $0.8 million in product licensing costs related to our thrombosis product candidates, MN-447 and MN-462, which were in-licensed in October 2006;

•	an increase of $0.2 million in stock-based compensation expense; and

•	an increase of $0.1 million in other costs, primarily consulting services.

General and Administrative

General and administrative expenses increased $2.1 million to $9.6 million for the year ended December 31, 2006 from $7.5 million for the year ended December 31, 2005. The increase in general and administrative expenses was primarily due to:

•	an increase of $1.5 million of stock-based compensation expense;

•

an increase of $0.5 million of legal, accounting and financial advisor fees primarily due to costs associated with our Sarbanes-Oxley Act compliance efforts and operations as a dual-listed public company; and

•	an increase of $0.1 related to accrued bonuses.

Interest Income

Interest income primarily consisted of income earned on our cash and investment balances. Interest income increased $1.6 million to $6.0 million for the year ended December 31, 2006 from $4.4 million for the year ended December 31, 2005. The increase in interest income was primarily due to higher yields on our average cash and investment balances.

Liquidity and Capital Resources

Since our inception, our operations have been financed through the private placement of our equity securities and through the public sale of our common stock, net of treasury stock repurchases. Through December 31, 2007, we received estimated net proceeds of $201.3 million from the sale of equity securities as follows:

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

•

on February 4, 2005, we completed an initial public offering of 3,000,000 shares of common stock for proceeds of $104.5 million, net of underwriting discounts and commissions and offering expenses (including issuance costs for registration statements filed on behalf of restricted shareholders through December 2005);

•

on March 8, 2005, we completed the sale of 157,300 shares of common stock for aggregate proceeds of $5.6 million, net of underwriting discounts and commissions (the sale of these shares was the result of the underwriters’ partial exercise of the over-allotment option we granted to them in connection with our IPO);

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

In February, April and August 2007, a founder exercised warrants to purchase 65,984, 108,003 and 109,592 shares of our common stock, respectively, at $1.00 per share in cashless exercises that resulted in the issuance of 60,000, 100,000 and 100,000 shares of common stock, respectively.

In January 2007, a founder exercised warrants to purchase 359,248 shares of our common stock at $1.00 per share in a cashless exercise that resulted in the issuance of 332,196 shares of common stock. In September 2007, a founder exercised warrants to purchase 367,828 shares of our common stock at $1.00 per share in a cashless exercise that resulted in the issuance of 317,851 shares of common stock. At December 31, 2007, no underlying shares of common stock remained subject to purchase under the terms of the founders’ warrants.

As of December 31, 2007, we had $18.8 million in cash and cash equivalents as compared to $8.3 million as of December 31, 2006, an increase of $10.5 million. At December 31, 2007, we had $51.9 million in marketable securities available-for-sale as compared to $95.7 million as of December 31, 2006, a decrease of $43.8 million.

At December 31, 2007, our marketable securities included $45.0 million of auction rate securities, or ARS, issued primarily by municipalities and universities that were issued through syndicated offerings and $2.7 million of ARS issued through private placements. The recent negative conditions in the global credit markets have prevented some investors, including ourselves, from liquidating certain holdings of ARS. At December 31, 2007, $2.7 million of private placement ARS experienced failed auctions since August 2007, and these failed auctions have continued into 2008. Subsequent to December 31, 2007, we were informed that there was insufficient demand at auction for $11.5 million of our ARS. As a result, these affected securities are currently not liquid, and we could be required to hold them for an undetermined period of time. However, through February 29, 2008, $12.6 million of our total ARS portfolio were successfully auctioned and sold at par, which was equivalent to their carrying value. As a consequence, our exposure to ARS was reduced by $12.6 million and the proceeds from the sale were reinvested in cash equivalents. As such, we have sufficient capital to fund our operations through 2008.

Net cash used in operating activities amounted to $43.9 million for the year ended December 31, 2007, primarily due to the net loss incurred during the year ended December 31, 2007 of $48.9 million. Net cash provided by investing activities for the year ended December 31, 2007 consisted of $43.6 million related to the net maturity of investments, offset by $0.4 million of capital equipment purchases. Net cash provided by financing activities amounted to $10.7 million for the year ended December 31, 2007, primarily due to the net proceeds received from the public offering of our common stock which closed on February 1, 2007.

We have consumed substantial amounts of capital since our inception. We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2007 will be sufficient to fund our anticipated operating requirements through at least December 31, 2008. Although we believe that our existing capital resources will be sufficient to fund our operating requirements through at least December 31, 2008, including all of our planned research and development activities, we anticipate that we will require significant additional financing in the future to fund our operations.

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

The following summarizes our long-term contractual obligations related to facility leases and office equipment leases as of December 31, 2007 (in thousands):

Contractual Obligations	Total	Current	1-3 Years	Thereafter
Operating leases	$678,000	$526,000	$152,000	—

We also enter into agreements with third parties to manufacture our product candidates, conduct our clinical trials and perform data collection and analysis and other services in connection with our product development programs. Our payment obligations under these agreements depend upon the progress of our product development programs. Therefore, we are unable at this time to estimate with certainty the future costs we will incur under these agreements.

We have also entered into license agreements for our product candidates that may require us to make payments in the future based upon the occurrence of certain milestones related to clinical development, regulatory or commercial events. We will also be required to pay royalties on any net sales of the licensed products, if any are approved by the FDA or foreign regulatory authorities for commercial sale. These milestone payments and royalty payments under our license agreements are not included in the table above because we cannot determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur at present.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Our risk associated with fluctuating interest rates is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments due to their relatively short term nature. Declines in interest rates over time will, however, reduce our interest income, while increases in interest rates over time will increase our interest income.

All of our marketable securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our marketable securities consist of auction rate securities, corporate debt and government sponsored securities with AAA ratings at the time of purchase. As of December 31, 2007, our short-term investments included $45.0 million of ARS issued primarily by municipalities and universities that were issued through syndicated offerings and $2.7 million of ARS issued through private placements. Our ARS are debt instruments with long-term maturities in which the interest rates are reset in short intervals through “Dutch” auctions by matching buyers and sellers. The recent conditions in the global credit markets have prevented some investors, including ourselves, from liquidating certain holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for the securities. If there is insufficient demand for the securities at the time of the “Dutch” auction, the auction may not be completed and the interest rates may be reset to the maximum interest rate applicable to the specific securities being auctioned as per the official statement issued at the initial bond sale. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

Subsequent to December 31, 2007, we were informed that there was insufficient demand at auction for $11.5 million of our ARS. As a result, these affected securities are currently not liquid, and we could be required to hold them for an undetermined period of time. However, through February 29, 2008, $12.6 million of our total ARS portfolio were successfully auctioned and sold at par, which was equivalent to their carrying value. With the sale of these securities, we reduced our overall ARS exposure by $12.6 million, as the proceeds were reinvested in cash equivalents. As such, we have sufficient capital to fund operations through fiscal year 2008.

At February 29, 2008, due to continued auction failures of our private placement ARS in 2008 and the downgrading of the companies that insure certain of our ARS, the quality rating of $0.7 million of municipal ARS went from AAA to A- and the quality rating of $0.5 million of private placement ARS went from AAA to A, we experienced an additional $0.2 million decline in the carrying value of our ARS as their estimated market value had decreased. With the uncertainty that exists in the global credit market today, we will continue to closely monitor the market and evaluate our ARS portfolio on an ongoing basis, and we will adjust the carrying value of the investment through an impairment charge that would be recorded as realized loss in our consolidated statement of operations should any decline in market value be considered other-than-temporary. In addition, any liquidity issues which extend into 2009 or beyond could adversely affect our business.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MediciNova, Inc.

We have audited the accompanying consolidated balance sheets of MediciNova, Inc. as of December 31, 2006 and 2007, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2007 and for the period from September 26, 2000 (inception) through December 31, 2007, and for the statements of stockholders’ equity for the period from September 26, 2000 (inception) to December 31, 2000 and for each of the seven years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MediciNova, Inc. (a development stage company) at December 31, 2006 and 2007, and the results of its consolidated operations and its cash flows for each of the three years in the period ended December 31, 2007 and the period from September 26, 2000 (inception) through December 31, 2007, and the consolidated statements of stockholders’ equity for the period from September 26, 2000 (inception) to December 31, 2000 and each of the seven years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MediciNova, Inc.’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 14, 2008

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$18,778,938	$8,334,496
Marketable securities available-for-sale	51,856,571	95,716,690
Prepaid expenses and other current assets	2,443,612	6,618,994

Total current assets	73,079,121	110,670,180
Property and equipment, net	673,317	870,645
Other assets	—	50,000

Total assets	$73,752,438	$111,590,825

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,880,462	$3,828,270
Accrued expenses	3,619,861	6,332,269
Income taxes payable	20,000	—
Accrued compensation and related expenses	620,604	408,004

Total current liabilities	7,140,927	10,568,543
Deferred rent	3,310	41,374

Total liabilities	7,144,237	10,609,917
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized at December 31, 2007 and 2006;12,072,027 and 10,421,985 shares issued at December 31, 2007 and 2006, respectively	12,072	10,422
Additional paid-in capital	273,189,063	258,611,697
Accumulated other comprehensive loss	(131,466)	(49,205)
Treasury stock, at cost; 124,581 shares at December 31, 2007 and 129,608 shares at December 31, 2006	(1,404,088)	(1,437,870)
Deficit accumulated during the development stage	(205,057,380)	(156,154,136)

Total stockholders’ equity	66,608,201	100,980,908

Total liabilities and stockholders’ equity	$73,752,438	$111,590,825

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,			Period from September 26, 2000 (inception) to December 31, 2007
	2007	2006	2005
Revenues	$—	$263,877	$804,068	$1,558,227
Operating expenses:
Cost of revenues	—	146,607	674,232	1,258,421
Research and development	42,121,095	32,170,847	22,738,241	119,845,047
General and administrative	11,372,873	9,623,956	7,479,244	69,887,012

Total operating expenses	53,493,968	41,941,410	30,891,717	190,990,480

Operating loss	(53,493,968)	(41,677,533)	(30,087,649)	(189,432,253)
Other income, net	4,610,724	5,987,922	4,395,514	15,757,995
Income taxes	(20,000)	—	—	(20,000)

Net loss	(48,903,244)	(35,689,611)	(25,692,135)	(173,694,258)
Accretion to redemption value of redeemable convertible preferred stock	—	—	(19,689)	(98,445)
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	—	—	—	(31,264,677)

Net loss applicable to common stockholders	$(48,903,244)	$(35,689,611)	$(25,711,824)	$(205,057,380)

Basic and diluted net loss per common share	$(4.16)	$(3.52)	$(2.88)

Shares used to compute basic and diluted net loss per share	11,752,139	10,130,920	8,928,533

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred Compensation	Accumulated other comprehensive loss	Treasury stock	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Issuance of common stock for cash to founders at $1.00 per share in September	—	$—	50,000	$50	$49,950	$—	$—	$—	$—	$50,000
Issuance of Series A convertible preferred stock at $10 per share in October	500,000	5,000	—	—	4,995,000	—	—	—	—	5,000,000
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(201,325)	(201,325)

Balance at December 31, 2000	500,000	5,000	50,000	50	5,044,950	—	—	—	(201,325)	4,848,675
Issuance of Series A convertible preferred stock at $10 per share in August	500,000	5,000	—	—	4,995,000	—	—	—	—	5,000,000
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(1,794,734)	(1,794,734)

Balance at December 31, 2001	1,000,000	10,000	50,000	50	10,039,950	—	—	—	(1,996,059)	8,053,941
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(6,931,476)	(6,931,476)

Balance at December 31, 2002	1,000,000	10,000	50,000	50	10,039,950	—	—	—	(8,927,535)	1,122,465
Issuance of Series B convertible preferred stock at $100 per share, net of issuance costs of $1,093,453, in March, April, May and December	107,500	1,075	—	—	9,655,472	—	—	—	—	9,656,547
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(6,209,130)	(6,209,130)

Balance at December 31, 2003	1,107,500	11,075	50,000	50	19,695,422	—	—	—	(15,136,665)	4,569,882
Issuance of Series B convertible preferred stock at $100 per share, net of issuance costs of $1,208,896, in January, February, March, April and May	183,650	1,837	—	—	17,154,267	—	—	—	—	17,156,104
Stock-based compensation related to founders’ warrants	—	—	—	—	34,069,916	—	—	—	—	34,069,916
Deferred employee stock-based compensation	—	—	—	—	1,419,300	(1,419,300)	—	—	—	—
Amortization of deferred employee stock-based	—	—	—	—	—	224,579	—	—	—	224,579
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	—	—	—	—	31,264,677	—	—	—	(31,264,677)	—
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(78,756)	(78,756)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(48,272,603)	(48,272,603)

Balance at December 31, 2004	1,291,150	12,912	50,000	50	103,603,582	(1,194,721)	—	—	(94,752,701)	7,669,122

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)—(Continued)

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred Compensation	Accumulated other comprehensive loss	Treasury stock	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Issuance of common stock in initial public offering at $38.80 per share in February	—	—	3,000,000	3,000	104,483,895	—	—	—	—	104,486,895
Issuance of common stock upon partial exercise of over-allotment option at $38.80 per share in March	—	—	157,300	157	5,557,616	—	—	—	—	5,557,773
Issuance costs for registration statement filed on behalf of restricted stockholders	—	—	—	—	(165,476)	—	—	—	—	(165,476)
Conversion of redeemable convertible preferred stock into common stock in February	—	—	2,766,785	2,767	43,499,998	—	—	—	—	43,502,765
Conversion of convertible preferred stock into common stock in February	(1,291,150)	(12,912)	3,911,500	3,911	9,001	—	—	—	—	—
Stock-based compensation related to acceleration of option vesting upon employee termination and subsequent reissuance of a fully vested option	—	—	—	—	127,875	—	—	—	—	127,875
Amortization of deferred employee stock-based compensation, net of cancelations	—	—	—	—	—	311,282	—	—	—	311,282
Cancelation of stock options issued to employees and related deferred compensation	—	—	—	—	(84,000)	84,000	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(19,689)	(19,689)
Purchase of treasury stock at $11.10 per share in December	—	—	—	—	—	—	—	(55,445)	—	(55,445)
Comprehensive loss :										—
Net loss	—	—	—	—	—	—	—	—	(25,692,135)	(25,692,135)
Accumulated other comprehensive loss	—	—	—	—	—	—	(15,188)	—	—	(15,188)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(25,707,323)

Balance at December 31, 2005	—	—	9,885,585	9,885	257,032,491	(799,439)	(15,188)	(55,445)	(120,464,525)	135,707,779

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)—(Continued)

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred Compensation	Accumulated other comprehensive loss	Treasury stock	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Cashless warrant exercises of 260,000 in February, April and August	—	—	260,000	260	(260)	—	—	—	—	—
Warrant exercises of 275,000 shares at $1.00 per share in March and August	—	—	275,000	275	274,725	—	—	—	—	275,000
Write off balance of deferred employee stock-based compensation as of 12/31/05	—	—	—	—	(799,439)	799,439	—	—	—	—
Option exercises of 1,400 shares at $10.00 per share in May and August	—	—	1,400	2	13,998	—	—	—	—	14,000
Amortization of deferred employee stock-based compensation	—	—	—	—	2,090,182	—	—	—	—	2,090,182
Purchase of treasury stock from $10.30—$13.10 per share in February, March, May, June, July, September and October	—	—	—	—	—	—	—	(1,382,425)	—	(1,382,425)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(35,689,611)	(35,689,611)
Accumulated other comprehensive loss	—	—	—	—	—	—	(34,017)	—	—	(34,017)

Total Comprehensive loss	—	—	—	—	—	—	—	—	—	(35,723,628)

Balance at December 31, 2006	—	—	10,421,985	10,422	258,611,697	—	(49,205)	(1,437,870)	(156,154,136)	100,980,908

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)—(Continued)

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred Compensation	Accumulated other comprehensive loss	Treasury stock	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Cashless warrant exercises of 650,047 in January and September	—	—	650,047	650	(650)	—	—	—	—	—
Issuance of common stock in a public offering at $12.00 per share in February	—	—	1,000,000	1,000	10,638,600	—	—	—	—	10,639,600
Employee stock-based compensation	—	—	—		3,939,416	—	—	—	—	3,939,416
Issuance of shares under an employee stock purchase plan at $6.72	—	—	—	—	—	—	—	33,782	—	33,782
Comprehensive loss :
Net loss	—	—	(5)	—	—	—	—	—	(48,903,244)	(48,903,244)
Accumulated other comprehensive loss	—	—	—	—	—	—	(82,261)	—	—	(82,261)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(48,985,505)

Balance at December 31, 2007	—	$—	12,072,027	$12,072	$273,189,063	$—	$(131,466)	$(1,404,088)	$(205,057,380)	$66,608,201

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,			Period from September 26, 2000 (inception) to December 31, 2007
	2007	2006	2005
Operating activities:
Net loss	$(48,903,244)	$(35,689,611)	$(25,692,135)	$(173,694,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	3,939,416	2,090,182	439,157	40,763,250
Depreciation and amortization	516,013	437,392	152,454	1,271,078
Amortization of premium/discount on marketable securities	(170,576)	(745,766)	(868,372)	(1,784,714)
Impairment of sublease	—	35,259	—	35,259
Changes in operating assets and liabilities:
Prepaid expenses and other assets	4,225,382	(4,110,465)	(2,070,953)	(2,443,612)
Accounts payable, income tax payable, accrued expenses and deferred rent	(3,678,280)	4,420,998	4,816,594	6,523,633
Accrued compensation and related expenses	212,600	(497,012)	342,360	620,604

Net cash used in operating activities	(43,858,689)	(34,059,023)	(22,880,895)	(128,708,760)

Investing activities:
Purchases of marketable securities available-for-sale	(41,712,645)	(108,173,406)	(213,319,715)	(375,205,766)
Maturities or sales of marketable securities available-for-sale	85,662,087	114,191,364	125,150,000	325,003,451
Acquisition of property and equipment	(380,709)	(208,999)	(978,564)	(2,236,499)
Proceeds from sales of property and equipment	62,024	—	—	256,845

Net cash provided by / (used in) investing activities	43,630,757	5,808,959	(89,148,279)	(52,181,969)

Financing activities:
Net proceeds from the sale of common stock	10,672,374	289,000	110,961,276	120,890,566
Sale of preferred stock, net of issuance costs	—	—	—	80,216,971
Purchase of treasury stock	—	(1,382,425)	(55,445)	(1,437,870)
Advances received for the sale of convertible preferred stock	—	—	—	—

Net cash provided by / (used in) financing activities	10,672,374	(1,093,425)	110,905,831	199,669,667

Net increase / (decrease) in cash and cash equivalents	10,444,442	(29,343,489)	(1,123,343)	18,778,938
Cash and cash equivalents, beginning of period	8,334,496	37,677,985	38,801,328	—

Cash and cash equivalents, end of period	$18,778,938	$8,334,496	$37,677,985	$18,778,938

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock upon initial public offering	$—	$—	$43,515,677	$43,515,677

Decrease in accrued IPO issuance costs	$—	$—	$(1,089,420)	$—

Unrealized loss on marketable securities available-for-sale	$(39,813)	$(34,017)	$(15,188)	$(89,018)

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

Notes to Consolidated Financial Statements

1. The Company, Basis of Presentation and Summary of Significant Accounting Policies

The Company

We were incorporated in the state of Delaware in September 2000. We are a development-stage biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of diseases with unmet medical need with a specific focus on the U.S. market. Through strategic alliances primarily with Japanese pharmaceutical companies, we are developing a diversified portfolio of clinical and preclinical product candidates, each of which we believe has a well-characterized and differentiated therapeutic profile, attractive commercial potential and patent assets having claims of commercially adequate scope.

Basis of Presentation

Our primary activities since incorporation have been organizational activities, including recruiting personnel, establishing office facilities, conducting research and development, performing business and financial planning and raising capital. Accordingly, we are considered to be in the development stage.

We have sustained operating losses since inception and expect such losses to continue over the next several years. Management plans to continue financing the operations with equity issuances, debt arrangements or a combination thereof. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, or cease operations. During the first quarter of 2005, we completed our initial public offering (“IPO”) of 3,000,000 shares of common stock in Japan for proceeds of $104.5 million, net of estimated underwriting discounts and commissions and offering costs. In December 2006, we listed on the Nasdaq Global Market. Accordingly, we are a public company in both the United States and Japan, as our stock is traded on both the Nasdaq Global Market and the Hercules market of the Osaka Securities Exchange.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the

MEDICINOVA, INC.

(a development stage company)

Notes to Consolidated Financial Statements

financial statements and accompanying notes. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and other highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents at December 31, 2007 consisted primarily of money market funds.

Marketable Securities Available-for-sale

Investments with maturity of more than three months on the date acquired are considered short-term investments and have been classified by us as marketable securities available-for-sale. Marketable securities available-for-sale consist principally of auction rate securities (“ARS”), corporate debt securities and government sponsored securities with AAA ratings at the time they were acquired. Such investments are carried at fair value, with unrealized gains and losses, if any, included as a separate component of stockholders’ equity (deficit). Fair value for debt securities and government sponsored securities is determined by the most recently traded price of each security as of the balance sheet date and fair value of ARS is determined by reviewing the interest rate, the credit quality of the issuer, the length of time and extent to which the market value (if any) has been less than cost and our intent and ability to retain the security in order to allow for an anticipated recovery of our cost basis. The cost of marketable securities available-for-sale is based on the specific identification method.

As of December 31, 2007, our ARS included $45.0 million of municipal ARS that were issued through syndicated offerings and $2.7 million of ARS issued through private placements. At December 31, 2007, although there were no issues with the credit quality of any of our securities, we did record an unrealized loss of $0.1 million in our consolidated statement of stockholders’ equity (deficit) when we lowered the carrying value of our private placement ARS to their estimated market value, which had decreased due to the failed auctions these securities began experiencing in August 2007 and continuing through 2008. If the credit ratings of any of our security issuers further deteriorates and any decline in market value is determined to be other-than-temporary, we would adjust the carrying value of the investment through an impairment charge, that would be recorded as realized loss in our consolidated statement of operations.

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

Fair Value of Financial Instruments

Our financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at cost, which we believe approximates fair value given their short-term nature.

MEDICINOVA, INC.

(a development stage company)

Notes to Consolidated Financial Statements

Other Assets

Other assets consist of costs incurred through December 31, 2006 associated with our public offering of 1,000,000 shares of common stock pursuant to the Shelf Registration and Prospectus Supplement filed with the Securities and Exchange Commission on November 14, 2006 and January 30, 2007, respectively. Upon completion of the public offering, these costs were accounted for as a reduction to the gross proceeds of the offering in the statement of stockholders’ equity.

Property and Equipment

Property and equipment, net, which consists of leasehold improvements, equipment and construction in progress, is stated at cost. Leasehold improvements, furniture and equipment, and software are depreciated using the straight-line method over the estimated useful lives of the related assets. The useful life for furniture, equipment (other than computers) and software is five years, computers is three years and leasehold improvements are amortized over the lesser of the useful life or the term of the lease. Our current lease expires in February 2009.

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

Research and Development

Research and development expenses consist of costs incurred to further our research and development activities and include salaries and related employee benefits, costs associated with clinical trials, costs associated with non-clinical activities such as toxicology testing, regulatory activities, research-related overhead expenses, and fees paid to external service providers who conduct certain research and development activities on our behalf. We use external service providers and vendors to conduct clinical trials, to manufacture product candidates to be used in clinical trials and to provide various other products and services related to our product development programs. Research and development expenses also include fees for licensed technology for which

MEDICINOVA, INC.

(a development stage company)

Notes to Consolidated Financial Statements

technological feasibility has not been established and there are no alternative uses. Research and development costs are expensed as incurred or accrued based on certain contractual factors such as for estimates of work performed, milestones achieved, patient enrollment and experience with similar contracts. As actual costs become known, accruals are adjusted. To date, our estimates have not differed significantly from the actual costs incurred.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, we had no cumulative effect adjustment, and therefore, no change to the January 1, 2007 balance in retained earnings. At January 1, 2007 and December 31, 2007, we had no unrecognized tax benefits that, if recognized, would affect our effective income tax rate in future periods.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrued interest or penalties at January 1, 2007 or at December 31, 2007.

We are subject to taxation in the United States, California and foreign jurisdictions, of which currently no years are under examination. Our tax years for 2000 and forward are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits. At December 31, 2007, income taxes relate to income earned by our Japanese subsidiary, MediciNova Japan, Inc.

The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows. At January 1, 2007, we had net deferred tax assets of $37.1 million. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset our net deferred tax asset. Additionally, the future utilization of our NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. We have determined that an ownership change occurred on May 28, 2003 and September 2, 2004. in which approximately $481,000 and $516,000, respectively, were estimated as

MEDICINOVA, INC.

(a development stage company)

Notes to Consolidated Financial Statements

the annual limitation. These limitations will result in the expiration of unused federal net operating loss carryforwards and federal tax credits in the amount of $8,833,000 and $220,000, respectively. The January 1, 2007 net deferred tax assets will be reduced by $3,331,000, with a corresponding reduction of the valuation allowance. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, through December 31, 2007, we have not recorded any federal or state income tax benefit in our statement of operations.

Stock-Based Compensation

We grant stock options to our employees, directors and consultants under the MediciNova, Inc. Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”), the successor to the MediciNova, Inc. 2000 General Stock Incentive Plan (the “2000 Plan”). No additional stock options have been or will be issued under the 2000 Plan subsequent to our IPO. Stock options issued to non-employees were recorded at their fair value as determined in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Effective January 1, 2006, we adopted SFAS 123R, Share-Based Payment using the Modified Prospective Application as our transition method and, thus, the benefits provided under these Plans constitute share-based compensation subject to the provisions of SFAS No. 123R. Prior to January 1, 2006, we accounted for share-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25; therefore, we measured compensation expense for our stock options using the intrinsic value method, which represents the excess, if any, of the fair market value of our stock at the grant date over the amount required to be paid to acquire the stock, and provided the pro forma disclosures required by SFAS No. 123.

As a result of the adoption of SFAS No. 123R, our net loss for the year ended December 31, 2006 was higher by approximately $1.9 million than if we had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted net loss per share for the year ended December 31, 2006 would have been $3.31 per share if we had not adopted SFAS No. 123R. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to our net loss position, no tax benefits have been recognized in the consolidated statements of cash flows.

The exercise price of stock options granted during the years ended December 31, 2007 and 2006 were either equal to market value or at a price above market value on the date of grant. During the years ended December 31, 2007 and 2006, options to purchase 151,000 and 1,702,891 shares of common stock, respectively, were granted and share-based compensation expense for such stock options is reflected in operating results during fiscal 2007 and fiscal 2006. The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Years ended December 31,
	2007	2006
Risk-free interest rate	4.64%	4.56%
Expected volatility of common stock	69.00%	69.00%
Dividend yield	0.00%	0.00%
Expected option term (in years)	4.00	6.00

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our employee stock options. The expected volatility is based on the weighted average volatility of our stock

MEDICINOVA, INC.

(a development stage company)

Notes to Consolidated Financial Statements

price, factoring in changes in the daily share price, and the volatility of stock prices of certain peers within our industry sector and management’s judgment. Prior to fiscal 2006, we had used our peer group’s historical stock price volatility as the basis of our stock price volatility in accordance with SFAS No. 123 for purposes of our pro forma information. We have not paid any dividends on common stock since our inception and do not anticipate paying dividends on our common stock in the foreseeable future. The expected life of employee stock options represents the average of the life of the options and the average vesting period, and is a derived output of the simplified method, as allowed under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment.

As share-based compensation expense recognized in the accompanying consolidated statement of operations for the years ended December 31, 2007 and 2006 were based on awards ultimately expected to vest, such expense should be reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have very few employees and our historical turnover has been minimal. Therefore, we have not estimated forfeitures and instead adjust our stock-based compensation expense as forfeitures occur. We believe that the impact on stock- based compensation between estimating forfeitures and recording the impact as the forfeitures occur would not be material. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. Our determination of fair value is affected by our stock price, as well as a number of assumptions that require judgment. The weighted-average fair value of each stock option granted during the years ended December 31, 2007 and 2006, estimated as of the grant date using the Black-Scholes option valuation model, was $5.27 and $6.62 per option, respectively.

For the years ended December 31, 2007 and 2006, share-based compensation expense related to stock options was $3.9 million and $2.1 million, respectively, and was recorded as a component of general and administrative expense ($3.0 million and $1.6 million, respectively) and research and development expense ($0.9 million and $0.5 million, respectively). No stock options were exercised during the year ended December 31, 2007; however, there were two stock option exercises during the year ended December 31, 2006, from which approximately $14,000 was received.

For stock options granted prior to the adoption of SFAS No. 123R, the following table illustrates the pro forma effect on net loss and loss per common share as if we had applied the fair value recognition provisions of SFAS No. 123 in determining stock-based compensation for awards under the plan:

Year ended December 31, 2005

Net loss applicable to common stockholders, as reported	$(25,711,824)
Add: total stock-based employee compensation expense included in net loss	439,157
Less: stock-based employee compensation expense determined under the fair value method	(1,090,107)

SFAS No. 123 pro forma net loss applicable to common stockholders	$(26,362,774)

Basic and diluted net loss per share, as reported	$(2.88)

Basic and diluted net loss per share, pro forma under SFAS No. 123	$(2.95)

As of December 31, 2007, there was $7.9 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.4 years. Of such amount, $0.1 million represents unamortized compensation cost related to unvested stock option

MEDICINOVA, INC.

(a development stage company)

Notes to Consolidated Financial Statements

awards measured using the intrinsic value method. Prior to the adoption of SFAS No. 123R, we presented unamortized compensation cost as deferred compensation and classified it as a separate component of stockholders’ equity. On January 1, 2006, in accordance with the provisions of SFAS No. 123R, we reclassified deferred compensation against additional paid-in capital.

Comprehensive Income (Loss)

We have adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity (net assets) during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). Our comprehensive loss includes unrealized losses on marketable securities and currency translation and is not significantly different from our net loss for periods presented.

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

Recent Accounting Pronouncements

The FASB issued SFAS No. 141 (revised 2007), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141R and SFAS No. 160 are effective for us beginning in the first quarter of fiscal year 2009. Early adoption is not permitted. We are currently evaluating the potential impact that SFAS No. 141R and SFAS No. 160 will have on our consolidated financial statements.

The FASB ratified the consensus reached by the EITF in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007, which will be our fiscal year 2008. We believe that the adoption of EITF 07-3 will not have a material impact on our consolidated financial statements.

The FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows an entity to voluntarily choose to measure certain financial assets and liabilities at fair value. SFAS

MEDICINOVA, INC.

(a development stage company)

Notes to Consolidated Financial Statements

No. 159 will be effective for fiscal years beginning after November 15, 2007, which will be our fiscal year 2008. We are currently evaluating the potential impact that adopting SFAS No. 159 will have on our consolidated financial statements.

The FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, which will be our fiscal year 2008. We are currently evaluating the potential impact that adopting SFAS No. 157 will have on our consolidated financial statements.

2. Balance Sheet Details

Marketable Securities

Marketable securities available-for-sale consist of ARS, corporate debt securities and government sponsored securities. All of the corporate debt securities and government sponsored securities have contractual maturities of 12 months or less as of December 31, 2007. The ARS primarily have stated maturities that are structured with short-term holding periods. At the end of each holding period, a new auction is held to determine the rate or dividend for the next holding period. We can sell or continue to hold securities at par at each auction. In order for us to sell ARS, the auction needs to be successful, which means that demand in the marketplace exceeds supply. The length of each holding period is determined at the original issuance of the ARS. As of December 31, 2007, we had $47.7 million of ARS with stated maturity dates ranging from 2022 to 2044 and reset dates primarily ranging from seven to 63 days.

	December 31, 2007				December 31, 2006
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Auction rate securities	$47,800,000	$—	$(98,975)	$47,701,025	$83,425,000	$—	$—	$83,425,000
Corporate debt securities	700,700	—	(646)	700,054	2,948,618	1,372	—	2,949,990
Government sponsored securities	3,444,889	10,603	—	3,455,492	9,392,277	—	(35,389)	9,341,700

	$51,945,589	$10,603	$(99,621)	$51,856,571	$95,765,895	$1,372	$(35,389)	$95,716,690

Our investments in ARS principally represent interests in government guaranteed student loans, municipal bonds, educational institutions, insurance notes and portfolios of securities (primarily commercial paper). At December 31, 2007, approximately $45.0 million of the ARS held by us consisted primarily of municipal securities. None of the underlying collateral for the ARS held by us consisted of subprime or collateralized debt obligations. As of December 31, 2007, the $0.1 million unrealized loss on ARS related to a decrease in estimated market value due to failed auctions associated with approximately $2.7 million of private placement ARS. Although we lowered the carrying value of these securities to reflect prevailing market value, we believe that the decline is not other-than-temporary and that these investments should remain classified as current assets. Based on an evaluation of the credit standing of each issuer, management believes it is probable that we will be able to collect all amounts due according to the contractual terms. We had no realized losses on sales of investment securities available-for-sale for the years ended December 31, 2007 and 2006.

MEDICINOVA, INC.

(a development stage company)

Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment, net, consist of the following:

	December 31,
	2007	2006
Leasehold improvements	$498,581	$535,309
Furniture and equipment	892,638	707,645
Software	380,245	276,161
Construction in progress	—	—

	1,771,464	1,519,115
Less accumulated depreciation	(1,098,147)	(648,470)

	$673,317	$870,645

Depreciation expense	$516,013	$437,392

Accrued Expenses

A substantial portion of our ongoing research and development activities are performed under agreements we enter into with external service providers, including clinical research organizations, which conduct many of our research and development activities. A portion of our ongoing general and administrative activities relate to legal, accounting and consulting services. We accrue for costs incurred as the services are being provided by monitoring the status of clinical trials or specific projects or services provided, contractual factors such as milestones or retainer fees and the invoices received from our external service providers. Accrued expenses consist of the following:

	December 31,
	2007	2006
Research and development costs	$3,120,668	$5,402,319
Professional services fees	244,351	505,014
Accrued payable related to master service agreements	—	222,131
Other	254,842	202,805

	$3,619,861	$6,332,269

3. Related Party Transactions

Our board of directors approved an arrangement in September 2001 to engage Dr. Yuichi Iwaki as a consultant in connection with financing transactions and business development activities, which was subsequently amended in November 2003 and November 2004. Pursuant to such arrangement, Dr. Iwaki was paid $20,000 per month plus other cash or stock compensation, if any, as the board of directors deemed appropriate for services rendered. In July 2005, the board of directors appointed Dr. Iwaki as our Executive Chairman and, in September 2005, appointed Dr. Iwaki as our Acting Chief Executive Officer and Acting Chief Financial Officer. In January 2006, Dr. Iwaki’s consulting fee was increased to $29,167 per month based on the findings of an independent study covering executive compensation. In March 2006, Dr. Iwaki was appointed as our President and Chief Executive Officer. Effective January 1, 2007, Dr. Iwaki became a full-time employee. Compensation earned by Dr. Iwaki as a consultant during the years ended December 31, 2007, 2006, 2005 and the period from September 26, 2000 (inception) to December 31, 2007 were $0, $500,000, $320,000 and $1,180,000, respectively.

MEDICINOVA, INC.

(a development stage company)

Notes to Consolidated Financial Statements

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

4. Commitments and Contingencies

Facility Lease

In January 2004, we leased 16,609 square feet of space for our corporate headquarters under a non-cancelable operating lease that was set to expire in February 2008. In January 2008, we entered into a third amendment to lease for our corporate headquarters at the same location in which we reduced the amount of space under lease to 12,699 square feet of office space through February 2009. In June 2005, we leased 1,726 square feet of office space in Tokyo, Japan under a non-cancelable operating lease that expires in May 2009. Rent expense, net of sub-lease income in 2007, for the years ended December 31, 2007, 2006, and 2005 and the period from September 26, 2000 (inception) to December 31, 2007 was $683,971, $624,430, $648,915, and $2,466,715, respectively.

In January 2006, we subleased 3,506 square feet of our corporate headquarters under a non-cancelable operating lease that expired in January 2008. Expected sub-lease income for fiscal year 2008 is approximately $9,500. During the first quarter of 2006, we recorded a charge of approximately $54,000 related to our expected loss on the sublease and a charge of approximately $35,000 related to tenant improvement impairment in the subleased space. No further impairment charge was recorded in fiscal year 2006. Both charges are included in general and administrative expense on the accompanying consolidated statement of operations.

Future minimum payments are as follows:

Years ending December 31:
2008	$511,707
2009	126,155

Thereafter	$637,862

License Agreements

We have entered into numerous license agreements to acquire the rights to develop and commercialize a variety of product candidates. Pursuant to these agreements, we have obtained exclusive, sublicenseable licenses to the patent rights and know-how for all indications under the agreements within our licensed territories. We generally make an upfront payment and are required to make additional payments upon the achievement of specific development and regulatory approval milestones. We are also obligated to pay royalties under the agreements until the later of the expiration of the applicable patent or the applicable last date of market exclusivity after the first commercial sale, on a country-by-country basis.

MEDICINOVA, INC.

(a development stage company)

Notes to Consolidated Financial Statements

The amounts expended under these agreements and charged to research and development expense during the years ended December 31, 2007, 2006, 2005 and the period from September 26, 2000 (inception) to December 31, 2007 were $3,000,000, $1,050,000, $500,000 and $9,750,000, respectively. As of December 31, 2007, future potential milestone payments totaled approximately $94.2 million, and there are no minimum royalties required under any of the license agreements. From June 19, 2002 (the date of our first license agreement) through December 31, 2007, we have entered into nine license agreements with Japanese and British pharmaceutical companies and a non-profit research institute.

Termination of Phase III Trial for MN-001, Bronchial Asthma

On June 26, 2007, we announced a strategic initiative to focus our resources on the development and commercialization of two prioritized assets in our development pipeline, MN-221 for the treatment of status asthmaticus and MN-166 for the treatment of multiple sclerosis. As part of this strategy, we terminated the Phase III clinical trial of MN-001. At December 31, 2007, the termination of the Phase III clinical trial was completed and our financial results for the year then ended reflect additional research and development expense of $2.1 million (or $0.18 loss per share) to complete the wind-down of this clinical trial.

Legal Proceedings

In November 2006, we reached a mediation settlement of the dispute concerning the termination of employment of a former executive in the Tokyo District Court. Under the settlement, which is the subject of a written mediation decree prepared by the Tokyo District Court, we agreed to pay the former executive eight months of severance pay, or approximately $160,000, which was included as a charge in our consolidated statement of operations in fiscal 2006.

On April 30, 2007, a participant in one of our clinical trials filed a lawsuit against us, the clinical investigatory site where the individual participated in the clinical trial and the chief investigator at such clinical investigatory site. The complaint alleged that the plaintiff’s daughter suffered permanent injuries in utero as a result of the plaintiff’s participation in our clinical trial. Our insurance carrier assumed defense of this lawsuit, which was settled on September 27, 2007 with no admission of liability. On October 29, 2007, the court entered an order of dismissal of the claims asserted against us and all other defendants and subsequently entered a final judgment approving the settlement. Settlement of the lawsuit did not have a material adverse effect on our business, financial condition or operating results.

We may become involved in various disputes and legal proceedings which arise in the ordinary course of business. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any of these matters may occur which could harm our business. We are currently not a party to any legal proceedings.

5. Redeemable Convertible Preferred Stock and Stockholders’ Equity

Initial Public Offering in Japan

On February 4, 2005, we completed an IPO of 3,000,000 shares of common stock in Japan and received aggregate proceeds of $104,486,895, net of underwriting discounts and commissions and offering expenses. In addition, on March 8, 2005, we closed the sale of an additional 157,300 shares of our common stock pursuant to the partial exercise by our underwriters of an over-allotment option which resulted in aggregate proceeds to us of

MEDICINOVA, INC.

(a development stage company)

Notes to Consolidated Financial Statements

$5,557,773, net of underwriting discounts and commissions. In connection with our IPO, redeemable convertible and convertible preferred stock outstanding as of February 4, 2005 was automatically converted into 6,678,285 shares of common stock.

Public Offering in the United States

On February 1, 2007, we completed a public offering of 1,000,000 shares of common stock in the United States at a purchase price of $12.00 per share and received aggregate net proceeds of approximately $10,639,600 million, net of underwriting discounts and commissions and offering expenses.

Redeemable Convertible Preferred Stock

On September 2, 2004, we sold 27,667,856 shares of Series C redeemable convertible preferred stock at a purchase price of $1.62 per share for total net proceeds of $43,404,320, net of issuance costs.

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

Founders’ Common Stock and Warrants

At inception, we issued a total of 50,000 shares of our common stock to two of our founders who became officers and directors, for proceeds of $50,000. We also granted the two individuals warrants to purchase 50,000 shares of our common stock at an exercise price of $1.00 per share. The warrants contained an antidilution clause providing the founders with the right to purchase additional shares of common stock any time there was a dilution event so that they could maintain their original ownership percentage. At December 31, 2003, as a result of the Series A and Series B preferred stock sales, the warrants were adjusted to allow the holders to purchase up to 365,000 shares of common stock. At December 31, 2007, no underlying shares of common stock remained subject to purchase under the terms of these warrants.

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

MEDICINOVA, INC.

(a development stage company)

Notes to Consolidated Financial Statements

value of the underlying common stock on September 2, 2004 for a total of $34,069,916. Since the number of warrants became fixed at September 2, 2004, no additional compensation has been recorded.

Other Warrants

In May 2004, as compensation for fundraising efforts related to the sale of Series B preferred stock, we issued to BioVen Advisory, Inc. a warrant to purchase 50,000 shares of common stock with an exercise price of $10.00 per share and an expiry date of May 2009. The warrant was valued at the $250,000 cash value of the services performed. The warrant issuance had no net impact on the consolidated financial statements because the transaction resulted in both a charge and a credit to additional paid-in capital.

Stock Options

We grant options to our employees, directors and consultants under the 2004 Plan, the successor to the 2000 Plan.

2000 General Stock Incentive Plan

In September 2000, we adopted the 2000 Plan under which incentive stock options could be granted to our employees and nonstatutory stock options and other stock-based awards could be granted to employees, directors and consultants. Stock options have been granted with an exercise price of $10.00 per share and vest 25% after the first year of service from the grant date, with the remaining shares vesting in equal monthly installments over the subsequent 36 months of service. An employee may exercise stock options prior to vesting in which case we have the right to repurchase the unvested shares at the original exercise price if the employee is terminated before vesting in all shares occurs.

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

At December 31, 2007, stock options to purchase a total of 85,500 shares of common stock were outstanding under the 2000 Plan at a weighted average exercise price of $10.00 per share. No additional stock options have been or will be issued under the 2000 Plan subsequent to our IPO. However, stock options previously granted under the 2000 Plan will remain outstanding until the earlier of expiration or exercise.

2004 Stock Incentive Plan

In connection with our IPO, we adopted the 2004 Plan, which serves as the successor program to the 2000 Plan. The 2004 Plan became effective upon the completion of our IPO in February 2005 and was amended and restated in February 2007.

The 2004 Plan is administered by the compensation committee of our board of directors and provides for the grant of (i) options to purchase shares of common stock; (ii) restricted stock; (iii) stock appreciation rights; and (iv) stock units. Incentive stock options may only be granted to employees. Nonstatutory stock options and other stock-based awards may be granted to employees, non-employee directors and consultants.

MEDICINOVA, INC.

(a development stage company)

Notes to Consolidated Financial Statements

The number of shares reserved for issuance under the 2004 Plan will be increased on the first day of each of our fiscal years from 2006 through 2014, with the first such increase occurring on January 1, 2006, by the lesser of: (i) 100,000 shares; (ii) 3% of our outstanding common stock on the last day of the immediately preceding fiscal year; or (iii) the number of shares determined by our board of directors. In addition, in February 2007, the total number of shares available for grant was increased by 300,000.

Options granted to optionees other than non-employee directors will generally vest monthly over a four year period, beginning on the vesting commencement date. The exercise price of an incentive stock option shall not be less than 100% of the fair market value at the time of grant and the exercise price of a nonstatutory stock option shall not be less than 85% of the fair market value at the time of grant.

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

The 2004 Plan terminates ten years after its initial adoption by the board of directors, unless terminated earlier by the board of directors. The board of directors may amend or terminate the plan at any time, subject to stockholder approval where required by applicable law.

A summary of our stock option activity and related information as of December 31, 2007 is as follows:

		Exercise Price Per Share
	Number of Shares	Range	Weighted Average
Balance at December 31, 2003	49,400	$10.00	$10.00
Granted	116,000	$10.00	$10.00
Exercised	—	$10.00	$10.00
Cancelled	(10,400)	$10.00	$10.00

Balance at December 31, 2004	155,000	$10.00	$10.00
Granted	352,000	$13.80-33.10	$26.27
Exercised	—	—	—
Cancelled	(34,584)	$10.00	$10.00

Balance at December 31, 2005	472,416	$10.00-33.10	$22.15
Granted	1,702,891	$9.73-34.20	$10.56
Exercised	(1,400)	$10.00	$10.00
Cancelled	(135,116)	$10.00-33.10	$20.44

Balance at December 31, 2006	2,038,791	$9.73-34.20	$12.86
Granted	151,000	$8.80-45.00	$16.41
Exercised	—	—	—
Cancelled	(199,713)	$9.73-45.00	$18.32

Balance at December 31, 2007	1,990,078	$8.80-34.20	$12.58

Exercisable at December 31, 2004	65,219	$10.00	$10.00

Exercisable at December 31, 2005	130,219	$10.00-33.10	$13.75

Exercisable at December 31, 2006	362,731	$9.73-34.20	$14.45

Exercisable at December 31, 2007	869,761	$8.80-34.20	$13.01

MEDICINOVA, INC.

(a development stage company)

Notes to Consolidated Financial Statements

The following table summarizes information about the stock options outstanding under our 2000 Plan and 2004 Plan at December 31, 2007:

Exercise price	Options Outstanding	Weighted average remaining contractual life of options outstanding (in years)	Weighted average exercise price of options outstanding	Exercisable options	Weighted average remaining Contractual life of exercisable options (in years)	Weighted average Exercise price of exercisable options
$ 8.80	18,000	9.5	$8.80	2,250	9.5	$8.80
$ 9.73	1,238,291	8.9	$9.73	435,266	8.9	$9.73
$10.00	85,500	5.6	$10.00	78,146	5.6	$10.00
$10.76	6,000	9.3	$10.76	6,000	9.3	$10.76
$10.90	3,600	8.5	$10.90	3,600	8.5	$10.90
$11.19	39,000	9.2	$11.19	7,312	9.2	$11.19
$11.30	10,000	8.6	$11.30	10,000	8.6	$11.30
$11.50	28,000	8.5	$11.50	18,583	8.5	$11.50
$11.60	205,287	8.0	$11.60	114,350	8.0	$11.60
$13.25	28,000	9.0	$13.25	6,417	9.0	$13.25
$13.40	23,000	7.4	$13.40	10,917	8.4	$13.40
$13.50	3,000	8.4	$13.50	3,000	8.4	$13.50
$13.80	45,000	7.9	$13.80	45,000	7.9	$13.80
$14.90	21,000	8.0	$14.90	15,792	8.0	$14.90
$16.50	2,000	7.6	$16.50	2,000	7.6	$16.50
$22.60	20,400	8.6	$22.60	6,712	8.6	$22.60
$23.40	67,500	7.9	$23.40	35,156	7.9	$23.40
$33.10	112,500	7.9	$33.10	58,073	7.9	$33.10
$34.10	25,000	8.7	$34.10	7,812	8.7	$34.10
$34.20	9,000	8.5	$34.20	3,375	8.5	$34.20

	1,990,078	8.5	$12.58	869,761	8.3	$13.01

There was no aggregate intrinsic value of stock options exercised during the year ended December 31, 2007 or outstanding and exercisable at December 31, 2007, based on the closing price on the Nasdaq Global Market on such date.

Common Stock Reserved for Future Issuance

The following table summarizes common stock reserved for future issuance at December 31, 2007:

Common Stock under the employee stock purchase program	294,973
Common stock warrants	50,000
Common stock options outstanding (under the 2000 Plan and 2004 Plan)	1,990,078
Common stock options authorized for future grant (under the 2004 Plan)	934,922

3,269,973

MEDICINOVA, INC.

(a development stage company)

Notes to Consolidated Financial Statements

6. Income Taxes

The significant components of our deferred income taxes at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$44,918,000	$31,441,000
Capitalized licenses	3,009,000	1,989,000
Research tax credits	4,722,000	2,869,000
Deferred compensation	1,035,000	651,000
Other, net	205,000	136,000

Net deferred tax assets	53,889,000	37,086,000
Less valuation allowance	(53,889,000)	(37,086,000)

	$—	$—

We have established a valuation allowance against our deferred tax assets due to the uncertainty that such assets will be realized. We periodically evaluate the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

At December 31, 2007, we had federal and California net operating loss carryforwards of approximately $110,200,000 and $110,800,000, respectively. The federal net operating loss carryforwards begin to expire in 2020, and the California net operating loss carryforwards begin to expire in 2013. At December 31, 2007, we also had federal and California research tax credit carryforwards of approximately $4,300,000 and $700,000, respectively. The federal research tax credit carryforwards begin to expire in 2024, and the California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized.

Additionally, utilization of the NOL and tax credit carryforwards will be subject to a substantial annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions due to ownership change limitations that have occurred. These ownership changes will limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. An analysis was performed which indicated that multiple ownership changes have occurred in previous years which created annual limitations on our ability to utilize NOL and tax credit carryovers. Such limitations will result in approximately $3.3 million of tax benefits related to NOL and tax credit carryforwards that will expire unused. Accordingly, the related NOL and R&D credit carryforwards have been removed from deferred tax assets accompanied by a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, related to our operations in the U.S. will not impact our effective tax rate.

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement process for recording in the financial

MEDICINOVA, INC.

(a development stage company)

Notes to Consolidated Financial Statements

statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure requirements for uncertain tax positions. We adopted the provisions of FIN 48 beginning January 1, 2007. The adoption of FIN 48 did not impact our financial condition, results of operations or cash flows. As of December 31, 2007, we have not recorded any uncertain tax benefits.

We file income tax returns in the United States, California and foreign jurisdictions. Due to our losses incurred, we are essentially subject to income tax examination by tax authorities from our inception to date. Our policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2007, we do not have any significant accruals for interest related to unrecognized tax benefits or tax penalties.

7. Employee Savings Plan and Employee Stock Purchase Plan

We have an employee savings plan available to substantially all employees. Under the plan, an employee may elect salary reductions which are contributed to the plan. The plan provides for discretionary contributions by us, which totaled $155,598, $113,809, $124,781 and $560,644 for the years ended December 31, 2007, 2006, 2005 and the period from September 26, 2000 (inception) to December 31, 2007, respectively.

Under the MediciNova, Inc. 2007 Employee Stock Purchase Plan (“ESPP”), 300,000 shares of our common stock have been reserved for issuance. The ESPP permits full-time employees to purchase our common stock through payroll deductions (which cannot exceed 15% of each employee’s compensation) at the lower of 85% of fair market value at the beginning of the offering period or the end of each six-month offering period. As of December 31, 2007, 5,027 shares were issued under the ESPP, leaving 294,973 shares available for future issuance.

MEDICINOVA, INC.

(a development stage company)

Notes to Consolidated Financial Statements

8. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2007 and 2006 are as follows (in thousands, except per share data):

	Year ended December 31, 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenue	$—	$—	$—	$—
Total operating expenses	17,500	20,901	11,341	4,032
Net loss	(15,904)	(19,780)	(10,228)	(2,992)
Net loss applicable to common stockholders	(15,904)	(19,780)	(10,228)	(2,992)
Basic and diluted net loss per common share(1)	(1.40)	(1.68)	(0.87)	(0.25)

	Year ended December 31, 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenue	$192	$67	$95	$(90)
Total operating expenses	10,049	8,756	10,157	12,980
Net loss	(8,449)	(7,233)	(8,363)	(11,645)
Net loss applicable to common stockholders	(8,449)	(7,233)	(8,363)	(11,645)
Basic and diluted net loss per common share(1)	(0.85)	(0.72)	(0.82)	(1.13)

(1)	Loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share will not necessarily equal the total for the year.

9. Subsequent Events

Negative conditions in the global credit markets

Our marketable securities available-for-sale consist of auction rate securities, corporate debt and government sponsored securities with AAA ratings at the time they were acquired. As of December 31, 2007, our short-term investments included $45.0 million of auction rate securities, or ARS, issued primarily by municipalities and universities that were issued through syndicated offerings and $2.7 million of ARS issued through private placements. ARS are generally long-term debt instruments and provide liquidity through a “Dutch” auction process that resets the applicable interest rate at predetermined calendar intervals, typically 7, 28, 35 or 49 days. The recent negative conditions in the global credit markets have prevented some investors, including ourselves, from liquidating certain holdings of ARS. At December 31, 2007, none of our ARS had been placed on credit watch or downgraded, although the $2.7 million of private placement ARS have experienced failed auctions since August 2007, and the private placement issuers have continued to pay interest in accordance with their stated terms. At December 31, 2007, we lowered only the carrying value of the private placement ARS by recording an unrealized loss of $0.1 million in accumulated other comprehensive loss in our consolidated balance sheet because we have the intent and ability to hold the private placement ARS through 2008. As such, we do not consider these securities to be other-than-temporarily impaired.

MEDICINOVA, INC.

(a development stage company)

Notes to Consolidated Financial Statements

Subsequent to December 31, 2007, we were informed that there was insufficient demand at auction for $11.5 million of our ARS. As a result, these affected securities are currently not liquid, and we could be required to hold them for an undetermined period of time. However, through February 29, 2008, $12.6 million of our total ARS portfolio of $47.7 million were successfully auctioned and sold at par, which was equivalent to their carrying value. With the sale of these securities, we reduced our overall ARS exposure by $12.6 million, as the proceeds were reinvested in cash equivalents.

At February 29, 2008, due to continued auction failures of our private placement ARS and the downgrading of the companies that insure certain of our ARS, the quality rating of $0.7 million of municipal ARS went from AAA to A- and the quality rating of $0.5 million of private placement ARS went from AAA to A, we experienced an additional $0.2 million decline in the carrying value of our ARS as their estimated market value had decreased. With the uncertainty that exists in the global credit market today, we will continue to closely monitor the market and evaluate our ARS portfolio on an ongoing basis, and we will adjust the carrying value of the investment through an impairment charge that would be recorded as realized loss in our consolidated statement of operations should any decline in market value be considered other-than-temporary. In addition, any liquidity issues which extend into 2009 or beyond could adversely affect our business.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, or misstatements due to error, if any, have been detected. While we believe that our disclosure controls and procedures and internal control over financial reporting are and have been effective, we intend to continue to examine and refine our disclosure controls and procedures and internal control over financial reporting and to monitor ongoing developments in these areas.

As of December 31, 2007, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting in our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Board of Directors and Stockholders

MediciNova, Inc.

We have audited MediciNova, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MediciNova, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, MediciNova, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets as of December 31, 2006 and 2007, and the related consolidated statements of operations, and cash flows for each of the three years in the period ended December 31, 2007 and for the period from September 26, 2000 (inception) through December 31, 2007, and the statement of stockholder’s equity for the period from September 26, 2000 (inception) to December 31, 2000 and for each of the seven years in the period ended December 31, 2007 of MediciNova, Inc. and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 14, 2008

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the sections entitled “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders, or the Proxy Statement, within 120 days after the conclusion of our fiscal year ended December 31, 2007, and is incorporated in this Annual Report by reference.

We have adopted a Code of Ethics for Senior Officers, or Code of Ethics, that applies to our Chief Executive Officer, President, Chief Financial Officer and key management employees (including other senior financial officers) who have been identified by our Board of Directors. We have also adopted a Code of Business Conduct that applies to all of our officers, directors, employees, consultants and representatives. Each of the Code of Ethics and Code of Business Conduct are available on our website at www.medicinova.com under the Corporate Governance section of our Investor Relations page. We will promptly post on our website (i) any waiver, if and when granted, to any provision of the Code of Ethics or Code of Business Conduct (for executive officers or directors) and (ii) any amendment to the Code of Ethics or Code of Business Conduct.

Item 11. Executive Compensation

The information required by this item will be contained in the sections entitled “Executive Compensation”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and is incorporated in this Annual Report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” of the Proxy Statement and is incorporated in this Annual Report by reference.

The following table provides information as of December 31, 2007 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders(1)	1,904,578	$12.58		934,922
Equity Compensation Plans Approved by Stockholders(2)	5,906	$6.88	(2)	294,973
Equity Compensation Plans Not Approved by Stockholders(3)	85,500	$10.00		—
Warrants(4)	50,000	$10.00		—

Total	2,045,984	$12.51		1,229,895

(1)

Consists of the MediciNova, Inc. Amended and Restated 2004 Stock Incentive Plan (“2004 Plan”). Awards under the 2004 Plan shall not exceed 2,330,000 shares, plus an annual increase on the first day of each fiscal year, with the first increase occurring on January 1, 2006, in an amount equal to the lesser of (i) 100,000 shares, (ii) 3% of the outstanding shares on the last day of the immediately preceding year, or (iii) an amount determined by the Board. Stock options under the 2004 Plan have an exercise price equal to the fair market value of the underlying common stock at the date of grant, generally vest over a period of four years and have a ten-year life.

(2)	Consists of the MediciNova, Inc. 2007 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, 300,000 shares of our common stock have been reserved for issuance. The ESPP permits full-time employees to purchase our common stock through payroll deductions (which cannot exceed 15% of each employee’s compensation) at the lower of 85% of fair market value at the beginning of the offering period or the end of each six-month offering period.
(3)	Consists solely of the MediciNova, Inc. 2000 General Stock Incentive Plan (“2000 Plan”), which was terminated upon the completion of our IPO on February 4, 2005. The material terms of the 2000 Plan are described in Note 5 to our consolidated financial statements contained in this Annual Report. The remaining 45,000 shares available for future grant under the 2000 Plan were cancelled.
(4)	Consists of warrants not approved by stockholders issued to BioVen Advisory, Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the sections entitled “Election of Directors” and “Certain Relationships and Related Transactions” of the Proxy Statement and is incorporated in this Annual Report by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in the section entitled “Ratification of Independent Registered Public Accounting Firm” of the Proxy Statement and is incorporated in this Annual Report by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report.

1. The following financial statements of MediciNova, Inc. and Report of Ernst & Young LLP, independent registered public accounting firm, are included in this Annual Report:

2. Financial statement schedules.

None.

Exhibit Number	Description
3.1(11)	Restated Certificate of Incorporation of the Registrant, as amended.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(11)	Specimen of Common Stock Certificate.

4.2(1)	Amended and Restated Registration Rights Agreement by and among the Registrant, its founders and the investors named therein, dated September 2, 2004.

4.3(12)	Rights Agreement between the Registrant and American Stock Transfer & Trust Company, which includes the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C, dated November 24, 2006.

10.1(1)	2000 General Stock Incentive Plan of the Registrant.

10.2(2)	2004 Stock Incentive Plan of the Registrant.

10.3(5)	Form of Indemnification Agreement between the Registrant and its officers and directors.

10.4(2)†	License Agreement between the Registrant and Kyorin Pharmaceutical Co., Ltd., dated March 14, 2002.

10.5(2)†	License Agreement between the Registrant and Angiogene Pharmaceuticals, Ltd., dated June 19, 2002.

10.6(2)†	Exclusive License Agreement between the Registrant and Kissei Pharmaceutical Co., Ltd., dated February 25, 2004.

10.7(2)†	License Agreement between the Registrant and Mitsubishi Tanabe Pharma Corporation, dated April 27, 2004.

10.8(1)	Employment Agreement between the Registrant and Richard E. Gammans, Ph.D., dated June 14, 2004.

10.9(1)	Employment Agreement between the Registrant and Kenneth W. Locke, Ph.D., dated September 26, 2000, as amended.

Exhibit Number	Description
10.10(2)†	License Agreement between the Registrant and Kyorin Pharmaceutical Co., Ltd., dated October 22, 2004.

10.11(2)	Office Lease Agreement between the Registrant and CA-LA Jolla II Limited Partnership, dated January 28, 2004 and the First Amendment thereto, dated August 10, 2004.

10.12(3)	License Agreement between the Registrant and Mitsubishi Tanabe Pharma Corporation, dated December 8, 2004.

10.13(4)	Second Amendment to Office Lease Agreement between the Registrant and CA-La Jolla II Limited Partnership, dated March 21, 2005.

10.14(5)	Executive Employment Agreement between the Registrant and Shintaro Asako, CPA, dated July 18, 2005.

10.15(11)	Executive Employment Agreement between the Registrant and Masatsune Okajima, dated September 1, 2006.

10.16(7)†	License Agreement, dated October 31, 2006 by and between MediciNova, Inc. and Meiji Seika Kaisha, Ltd.

10.17(7)†	License Agreement, dated October 31, 2006 by and between MediciNova, Inc. and Meiji Seika Kaisha, Ltd.

10.18(8)	Executive Employment Agreement between the Registrant and Yuichi Iwaki, M.D., Ph.D., dated April 1, 2007.

10.19(13)	2007 Employee Stock Purchase Plan of the Registrant.

10.20(9)	Form of Severance Protection Agreement between the Registrant and certain of its executive officers, dated September 12, 2007.

10.21(10)	Third Amendment to Office Lease Agreement between the Registrant and 4350 La Jolla Village LLC, dated January 31, 2008.

14.1(11)	Code of Ethics of the Registrant.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (included in Signature page).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Act of 1933.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Act of 1933.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 filed October 1, 2004 and incorporated herein by reference.
(2)	Filed with the Registrant’s Amendment to Registration Statement on Form S-1/A filed November 24, 2004 and incorporated herein by reference.
(3)	Filed with the Registrant’s Amendment to Registration Statement on Form S-1/A filed January 6, 2005 and incorporated herein by reference.
(4)	Filed with the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2005 and incorporated herein by reference.

(5)	Filed with the Registrant’s Registration Statement on Form S-1 filed on September 1, 2005 and incorporated herein by reference.
(6)	Filed with the Registrant’s Registration Statement on Form S-3 filed November 14, 2006 and incorporated herein by reference.
(7)	Filed with the Registrant’s Current Report on Form 8-K filed November 2, 2006 and incorporated herein by reference.
(8)	Filed with the Registrant’s Current Report on Form 8-K filed April 4, 2007 and incorporated herein by reference.
(9)	Filed with the Registrant’s Current Report on Form 8-K filed September 14, 2007 and incorporated herein by reference.
(10)	Filed with the Registrant’s Current Report on Form 8-K filed February 4, 2008 and incorporated herein by reference.
(11)	Filed with the Registrant’s Annual Report on Form 10-K filed February 15, 2007 and incorporated herein by reference.
(12)	Filed with the Registrant’s Registration Statement on Form 8-A filed November 29, 2006 and incorporated herein by reference.
(13)	Filed with the Registrant’s Definitive Proxy Statement on Schedule 14A filed March 13, 2007 and incorporated herein by reference.
†	Portions of this Exhibit have been omitted pursuant to a grant of confidential treatment by the SEC. Omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICINOVA, INC. A Delaware Corporation

Date: March 17, 2008	By:	/s/ Yuichi Iwaki
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

Signature	Title	Date

/s/ Yuichi Iwaki Yuichi Iwaki, M.D., Ph.D.	Director, President & Chief Executive Officer (Principal Executive Officer)	March 17, 2008

/s/ Shintaro Asako Shintaro Asako, CPA	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2008

/s/ Alan Dunton Alan Dunton, M.D.	Director	March 17, 2008

/s/ Jeff Himawan Jeff Himawan, Ph.D.	Director	March 17, 2008

/s/ Arlene Morris Arlene Morris	Director	March 17, 2008

/s/ Hideki Nagao Hideki Nagao	Director	March 17, 2008

John K.A. Prendergast John K.A. Prendergast, Ph.D.	Director	March 17, 2008

/s/ Daniel Vapnek Daniel Vapnek, Ph.D.	Director	March 17, 2008