Form 10-Q
period 2008-03-31
MEDICINOVA INC
filed 2008-05-12
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2008, the registrant had 11,962,247 shares of Common Stock ($0.001 par value) outstanding.

MEDICINOVA, INC.

(a development stage company)

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,127,940	$18,778,938
Marketable securities available-for-sale	33,540,799	51,856,571
Prepaid expenses and other current assets	1,565,539	2,443,612

Total current assets	63,234,278	73,079,121
Property and equipment, net	565,821	673,317

Total assets	$63,800,099	$73,752,438

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,115,298	$2,880,462
Accrued expenses	5,570,223	3,619,861
Income taxes payable	—	20,000
Accrued compensation and related expenses	372,817	620,604

Total current liabilities	7,058,338	7,140,927
Deferred rent	—	3,310
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized at March 31, 2008 and December 31, 2007; 12,072,027 shares issued at March 31, 2008 and December 31, 2007	12,072	12,072
Additional paid-in capital	273,983,224	273,189,063
Accumulated other comprehensive loss	(32,834)	(131,466)
Treasury stock, at cost; 109,780 shares at March 31, 2008 and 124,581 shares at December 31, 2007	(1,360,720)	(1,404,088)
Deficit accumulated during the development stage	(215,859,981)	(205,057,380)

Total stockholders’ equity	56,741,761	66,608,201

Total liabilities and stockholders’ equity	$63,800,099	$73,752,438

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Period from September 26, 2000 (inception) to March 31, 2008
	2008	2007
Revenues	$—	$—	$1,558,227
Operating expenses:
Cost of revenues	—	—	1,258,421
Research and development	6,078,411	14,205,245	125,923,458
General and administrative	2,581,262	3,013,732	72,468,274

Total operating expenses	8,659,673	17,218,977	199,650,153

Operating loss	(8,659,673)	(17,218,977)	(198,091,926)
Impairment charge on marketable securities	(2,359,201)	—	(2,359,201)
Foreign exchange loss	(617,931)	—	(617,931)
Interest income, net	834,351	1,315,417	16,592,346
Income taxes	(147)	—	(20,147)

Net loss	(10,802,601)	(15,903,560)	(184,496,859)
Accretion to redemption value of redeemable convertible preferred stock	—	—	(98,445)
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	—	—	(31,264,677)

Net loss applicable to common stockholders	$(10,802,601)	$(15,903,560)	$(215,859,981)

Basic and diluted net loss per common share	$(0.89)	$(1.40)

Shares used to compute basic and diluted net loss per common share	12,083,768	11,394,934

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,		Period from September 26, 2000 (inception) to March 31, 2008

	2008	2007
Operating activities:
Net loss	$(10,802,601)	$(15,903,560)	$(184,496,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	794,161	920,442	41,557,411
Depreciation and amortization	107,496	126,357	1,378,574
Amortization of premium/discount on marketable securities	(694,797)	(39,462)	(2,479,511)
Impairment of property and equipment	—	—	35,259
Impairment charge on marketable securities	2,359,201	—	2,359,201
Changes in operating assets and liabilities:
Prepaid expenses and other assets	878,073	(1,079,067)	(1,565,539)
Accounts payable, accrued expenses, income taxes payable and deferred rent	161,887	(516,215)	6,685,521
Accrued compensation and related expenses	(247,786)	(69,631)	372,817

Net cash used in operating activities	(7,444,366)	(16,561,136)	(136,153,126)

Investing activities:
Purchases of marketable securities available-for-sale	(2,000,000)	(2,950,000)	(377,205,766)
Maturities or sales of marketable securities available-for-sale	18,750,000	7,550,000	343,753,451
Acquisition of property and equipment	—	(130,763)	(2,236,499)
Proceeds from sales of property and equipment	—	62,024	256,845

Net cash provided by (used in) investing activities	16,750,000	4,531,261	(35,431,969)

Financing activities:
Net proceeds from the sale of common stock	—	10,641,353	120,890,566
Sale of preferred stock, net of issuance costs	—	—	80,216,971
Purchase of treasury stock, net	43,368	—	(1,394,502)

Net cash provided by financing activities	43,368	10,641,353	199,713,035

Net increase (decrease) in cash and cash equivalents	9,349,002	(1,388,522)	28,127,940
Cash and cash equivalents, beginning of period	18,778,938	8,334,496	—

Cash and cash equivalents, end of period	$28,127,940	$6,945,974	$28,127,940

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock upon IPO	$—	$—	$43,515,677

Unrealized loss on marketable securities available-for-sale	$(88,318)	$(22,940)	$(700)

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

1. Interim Financial Information

The Company

We were incorporated in the state of Delaware in September 2000. We are a biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of diseases with unmet need with a specific focus on the U.S. market. Through strategic alliances primarily with Japanese pharmaceutical companies, we hold rights to a diversified portfolio of clinical and preclinical product candidates, each of which we believe has a well-characterized and differentiated therapeutic profile, attractive commercial potential and patent assets having claims of commercially adequate scope.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flow for the interim period presented have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other period. For further information, see the financial statements and disclosures thereto for the year ended December 31, 2007 in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2008.

Certain amounts in the consolidated financial statements related to March 31, 2007 have been reclassified to conform to the March 31, 2008 presentation.

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

New Accounting Standards Recently Adopted

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 was effective for fiscal years beginning after December 15, 2007. Effective January 1, 2008, we adopted EITF 07-3, which resulted in no impact to our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows an entity to voluntarily choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, we adopted SFAS No. 159, which resulted in no impact to our consolidated financial statements as we did not elect to measure any eligible financial assets or liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, which will be our fiscal year 2009. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements. See Note 2, Fair Value Measurements, for information and related disclosures regarding our fair value measurements.

2. Fair Value Measurements

As stated in Note 1, Interim Financial Information, above, we adopted SFAS No. 157 as of January 1, 2008. As defined in SFAS No. 157, fair value is based on the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability and consistency of fair value measurements, SFAS No. 157 prescribes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels which are described below:

Level 1:	Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.

Level 2:	Inputs are quoted prices for similar items in active markets or inputs are quoted prices for identical or similar items in markets that are not active.

Level 3:	Inputs are unobservable due to little or no market data availability and inputs are usually developed by management or a third-party which reflect those inputs that a market participant would use. The fair value hierarchy gives the lowest priority to Level 3 inputs.

At March 31, 2008, cash and cash equivalents (instruments with maturities of three months or less at the date of purchase) were $28.1 million and were primarily invested in money market funds. We measure our cash equivalents on a recurring basis. The fair value of our cash equivalents, which are current assets, is based on Level 1 criteria in which their carrying amount is a reasonable estimate of their fair value based on daily quoted market prices.

At March 31, 2008, marketable securities available-for-sale consisted of auction rate securities (“ARS”) and corporate debt securities. All government-sponsored securities held at December 31, 2007 had matured during the three months ended March 31, 2008 and the proceeds were reinvested in cash equivalents. The ARS primarily have stated maturities that are structured with short-term holding periods. The length of each holding period is determined at the original issuance of each ARS investment. ARS holding periods range from seven to 63 days. As of December 31, 2007, we had $47.7 million of ARS with stated maturity dates ranging from 2022 to 2044 and reset dates primarily ranging from seven to 63 days. As of March 31, 2008, we had $32.8 million of ARS with stated maturity dates ranging from 2022 to 2044 and reset dates ranging from seven to 63 days.

	March 31, 2008				December 31, 2007
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Auction rate securities	$32,840,799	$—	$—	$32,840,799	$47,800,000	$—	$(98,975)	$47,701,025
Corporate debt securities	700,700	—	(700)	700,000	700,700	—	(646)	700,054
Government sponsored securities	—	—	—	—	3,444,889	10,603	—	3,455,492

	$33,541,499	$—	$(700)	$33,540,799	$51,945,589	$10,603	$(99,621)	$51,856,571

As of March 31, 2008, the unrealized loss on corporate debt securities was caused by recent decreases in interest rates. Based on an evaluation of the credit standing of the issuers, management believes it is probable that we will be able to collect all amounts due on the corporate debt securities according to their contractual terms. We had no realized losses on sales of marketable securities available-for-sale for the three months ended March 31, 2008; however, the amortized cost of our ARS reflects a $2.4 million impairment charge, which is further discussed in the paragraphs below.

We measure our marketable securities available-for-sale on a recurring basis. The fair value of these current financial assets was determined by using the following inputs at March 31, 2008:

Fair Value Measurements at Reporting Date

	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Auction rate securities available-for-sale(1)	$28,767,862	$—	$—	$28,767,862
Auction rate securities available-for-sale(1)	4,072,937	—	—	4,072,937
Corporate debt securities available-for-sale(2)	700,000	700,000	—	—

Total	$33,540,799	$700,000	$—	$32,840,799

(1)	See the Level 3 reconciliation table below and the respective notes for further information on the method of measuring fair value.
(2)	Fair value was measured based on the last quoted trade price.

Our ARS investments, all of which had AAA ratings at the time of purchase, principally represent interests in municipal bonds, government-guaranteed student loans, insurance notes and portfolios of securities (primarily commercial paper). At March 31, 2008, $30.4 million of our ARS consisted primarily of municipal bonds and government-guaranteed student loan securities and $2.4 million of our ARS consisted of private placement securities. None of the underlying collateral for our ARS consisted of subprime mortgages or collateralized debt obligations. Due to continued negative conditions in the global credit market, a significant portion of our ARS investments continue to fail at auction with little to no trades in either the primary or the secondary market. As a result, there is a lack of transactions and associated pricing data available to provide a Level 1 or Level 2 basis for determining fair value of such investments. As such, we relied on pricing models provided by the respective brokerage firms holding the ARS, which were deemed to be reasonable pricing models given management’s valuation analysis using a bond pricing model, the credit quality of the issuer and correspondence from the issuer, if applicable, to determine the fair value of the ARS investments. The table below reconciles amortized cost at December 31, 2007 with fair value at March 31, 2008, as determined by Level 3 (unobservable) inputs:

	Amortized Cost at 12/31/07	Sales of Securities from 1/1/08 to 3/31/08	Impairment Charge at March 31, 2008	Fair Value at March 31, 2008 Based on Level 3
Auction rate securities available-for-sale(1)	$41,400,000	$(10,700,000)	$(1,932,138)	$28,767,862
Auction rate securities available-for-sale(2)	6,400,000	(1,900,000)	(427,063)	4,072,937

Total	$47,800,000	$(12,600,000)	$(2,359,201)	$32,840,799

(1)	Aggregated fair value reported at March 31, 2008 reflects fair value primarily as determined by the brokerage firm for the securities it held. The inputs taken into consideration in the brokerage pricing model to calculate fair value include tax status (taxable vs. tax exempt), credit quality of the issuer, maturity (generally five years), insurance wraps and the portfolio composition. In addition, the brokerage firm made assumptions regarding future cash flows, the likelihood of redemption and yields or spreads of trading instruments believed to be similar or comparable to the ARS. Management reviewed the inputs utilized by the brokerage firm related to tax status, credit quality of the insurer and maturity. Management also tested the valuation calculated by the brokerage firm using a bond pricing model in which a bond maturity of one year through five years was utilized and the annual coupon rate was set at the U.S. Treasury Department published average of the bond equivalent rates of the 91-day Treasury bills auctioned during the quarter ending March 31, 2008 (which was the Federal Family Education Loan Program special allowance rate for the quarter ending March 31, 2008) plus 120 basis points. Management believes that using this interest rate is reasonable given that a majority of our ARS portfolio is collateralized by student loans which are guaranteed by the U.S. government under the Federal Family Education Loan Program. Using this alternative methodology, aggregated fair value as calculated by management for these securities ranged between $30.3 with a one-year maturity, $29.9 million with a two-year maturity and $28.7 million with a five-year maturity.
(2)

Aggregated fair value reported at March 31, 2008 reflects fair value primarily as determined by the brokerage firm for the securities it held. The inputs taken into consideration in the brokerage firm pricing model to calculate fair value include maximum interest rate per the prospectus, credit quality of the issuer, the final maturity, collateral of the underlying and the results of a proprietary four-year model. In addition, assumptions were made by the brokerage firm regarding the likelihood of redemption and the market value of similar or comparable ARS. Management reviewed the inputs utilized by the brokerage firm related to maximum interest rate, credit quality of the issuer and final maturity. Management also tested the valuation calculated by the brokerage firm using a bond pricing model in which a bond maturity of one year through five years was utilized and the annual coupon rate was set at LIBOR plus the spread as indicated in the respective security prospectus or the U.S. Treasury Department published average of the bond equivalent rates of the 91-day Treasury bills auctioned during the quarter ending March 31, 2008 (which was the Federal Family Education Loan Program special allowance rate for the quarter ending March 31, 2008) plus

120 basis points for the ARS collateralized by student loans. Using this alternative methodology, aggregated fair value as calculated by management for these securities ranged between $4.5 million with a one-year maturity, $4.5 million with a two-year maturity and $4.4 million with a four-year maturity.

At March 31, 2008, we lowered the carrying value of our entire ARS portfolio by $2.4 million to reflect the reduced market value of our ARS due to continued failed auctions for all of our ARS. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer; upon an auction failure, the interest rates reset based on a formula contained in the security, which rate is generally higher than the current market rate. Although we intend to hold our ARS until such time as we need to utilize the funds for operations, we took a $2.4 million impairment charge, which we recorded as a realized loss in our consolidated statement of operations, because management determined that the decline in the market value of our ARS, as supported by management’s review of the respective brokerage firm’s fair value calculations, was other-than-temporary given the continued illiquidity of the ARS market, the uncertainty of when or if liquidity will return to the ARS market and the timing of when we may be required to liquidate our ARS for operating purposes. With the permanent write-down of our ARS to fair value, we believe that they continue to be properly classified as current assets in our consolidated financial statements.

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

Common stock equivalents of options to purchase 2,557,706 shares of common stock and warrants to purchase 50,000 shares of common stock at March 31, 2008 and common stock equivalents of options to purchase 2,165,791 shares of common stock and warrants to purchase 417,828 shares of common stock at March 31, 2007 are excluded from the calculations of diluted loss per share for all periods presented because the effect is non-dilutive.

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

5. Share-Based Payments

We currently maintain two equity-based compensation plans: (i) the MediciNova, Inc. 2000 General Stock Incentive Plan (the “2000 Plan”) and (ii) the MediciNova, Inc. Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”). We currently grant stock options to our employees, officers, directors and consultants under the 2004 Plan, which is the successor to the 2000 Plan. Stock options issued to non-employees were recorded at their fair value as determined in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Effective January 1, 2006, the benefits provided under these plans constitute share-based compensation subject to the provisions of SFAS No. 123R, Share-Based Payments.

For the three months ended March 31, 2008 and 2007, share-based compensation expense related to stock options was primarily recorded as a component of general and administrative expense. There were no stock option exercises during the three months ended March 31, 2008. As of March 31, 2008, there was $7.4 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years.

The exercise price of stock options to purchase 576,940 shares of common stock granted during the three months ended March 31, 2008 was equal to market value on the date of grant and the share-based compensation expense for such stock options is reflected in operating results for the three months ended March 31, 2008. The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Risk-free interest rate	2.98%	4.62%
Expected volatility of common stock	69.00%	69.00%
Dividend yield	0.00%	0.00%
Expected option term (in years)	4.0	4.0

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our outstanding stock options. The expected volatility of our common stock is based on the weighted average volatility of our stock price, factoring in changes in the daily share price, the volatility of certain peers within our industry sector and management’s judgment. We have not paid any dividends on our common stock since our inception, and we do not anticipate paying any dividends on our common stock in the foreseeable future. The expected option term represents the weighted average of the expected term of our stock options and the expected term of the stock options of our peer group.

As share-based compensation expense recognized in the accompanying consolidated statement of operations for the three months ended March 31, 2008 was based on stock option awards ultimately expected to vest, such expense should be reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have very few employees, our turnover has been minimal and our stock options vest monthly; therefore, we do not estimate any forfeitures in 2008 and will adjust our stock-based compensation expense should any forfeitures occur. The weighted-average fair value of each stock option granted during the three months ended March 31, 2008, estimated as of the grant date using the Black-Scholes option valuation model, was $4.42 per stock option, whereas the weighted-average fair value of each stock option granted during the three months ended March 31, 2007 was $5.56 per stock option.

6. Income Taxes

We adopted the provisions of Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. As a result of the adoption of FIN 48, we had no cumulative effect adjustment, and therefore no change to the January 1, 2007 balance in retained earnings. At January 1, 2007, December 31, 2007 and March 31, 2008, we had no unrecognized tax benefits that, if recognized, would affect our effective income tax rate in future periods.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrued interest or penalties at December 31, 2007 and no accrued interest or penalties at March 31, 2008.

We are subject to taxation in the United States and various state jurisdictions. Our tax years for 2000 and forward are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows. At January 1, 2007, we had net deferred tax assets of $37.1 million. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset our net deferred tax asset. Additionally, the future utilization of our NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. We have determined that an ownership change occurred on May 28, 2003 and September 2, 2004, in which approximately $0.5 million on each date, were estimated as the annual limitation. These limitations will result in the expiration of unused federal net operating loss carryforwards and federal tax credits in the amount of $8.8 million and $0.2 million, respectively. The January 1, 2007 net deferred tax asset was reduced by $3.3 million, with a corresponding reduction of the valuation allowance. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, through March 31, 2008, we have not recorded any federal or state income tax benefit in our consolidated statement of operations.

7. Commitments and Contingencies

Legal Proceedings

We may become involved in various disputes and legal proceedings which arise in the ordinary course of business. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any of these matters may occur which could harm our business. We are not currently aware of any such claims or legal proceedings that we believe will have a material adverse effect on our business, financial condition or operating results.

8. Stockholders’ Equity

Stock Options

We currently maintain two equity-based compensation plans: (i) the 2000 Plan and (ii) the 2004 Plan. Each of the 2000 Plan and the 2004 Plan provide for the issuance of equity-based awards to employees, officers, directors and consultants and are administered by our board of directors or a committee thereof. Stock options granted under each plan vest and expire based on periods determined by the board of directors or a committee thereof, but in no event can the expiration date be later than ten years from the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of our outstanding stock (a “10% owner”)). Stock options may be either incentive stock options or non-qualified stock options. The per share exercise price of an incentive stock option may not be less than 100% of the fair market value of our common stock on the date the option is granted (110% of the fair market value if the grant is to a 10% owner). The per share exercise price of a non-qualified stock option may not be less than 85% of the fair market value of our common stock on the date the stock option is granted.

We currently grant stock options to our employees, officers, directors and consultants under the 2004 Plan, the successor to the 2000 Plan. No additional stock options have been or will be issued under the 2000 Plan subsequent to our initial public offering. However, the stock options previously granted under the 2000 Plan will remain outstanding until the earlier of expiration or exercise.

A summary of the changes in stock options outstanding under the 2000 Plan and 2004 Plan during the three months ended March 31, 2008 is as follows:

	Stock Options	Weighted Average Exercise Price
Balance at December 31, 2007	1,990,078	$12.58
Granted	576,940	$4.42
Exercised	—	$—
Cancelled	(9,312)	$13.39

Balance at March 31, 2008	2,557,706	$12.18

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2008, outstanding at March 31, 2008 and exercisable at March 31, 2008 was $0, in each case. Of the total stock options outstanding as of March 31, 2008, options to purchase 989,975 shares of common stock are exercisable, with a weighted average exercise price of $12.18 per share and a weighted average contractual life of 8.1 years.

Employee Stock Purchase Plan

Under the MediciNova, Inc. 2007 Employee Stock Purchase Plan (“ESPP”), 300,000 shares of our common stock have been reserved for issuance. The ESPP permits full-time employees to purchase our common stock through payroll deductions (which cannot exceed 15% of each employee’s compensation) at the lower of 85% of fair market value at the beginning of the offering period or the end of each six-month purchase period. The estimated fair value of each ESPP purchase is determined on the date the offering period begins using the Black-Scholes option valuation model. For the March 31, 2008 purchases, the following assumptions were used to value these employee stock purchases: a risk-free interest rate of 4.71%, expected volatility of 69%, expected term of six months and a dividend rate of 0%. At March 31, 2008, 14,801 shares of common stock were issued under the ESPP and 280,172 shares of common stock were available for future issuance.

9. Subsequent Events

Auction Rate Securities Update

On April 23, 2008, we successfully auctioned an ARS consisting of municipal bonds for par and reinvested the $0.7 million proceeds in cash equivalents. The carrying value of this security at March 31, 2008 was $0.6 million. In addition, we have been notified that one of our ARS consisting of municipal bonds will be redeemed at par for $1.4 million on May 9, 2008 and our preferred ARS will be redeemed at par for $2.0 million on May 20, 2008. At March 31, 2008, these securities had carrying values of $1.4 million and $1.9 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 17, 2008. Past operating results are not necessarily indicative of results that may occur in future periods.

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II of this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors” and the differences may be material. Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, statements regarding our plans, strategies, objectives, development programs, clinical trials, industry, financial condition, liquidity and capital resources, future performance and other statements that are not historical facts. Such forward-looking statements may include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would” or similar expressions. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not rely unduly on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Overview and Recent Developments

We are a biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of diseases with unmet need with a specific focus on the U.S. market. Through strategic alliances primarily with Japanese pharmaceutical companies, we hold rights to a diversified portfolio of clinical and preclinical product candidates, each of which we believe has a well-characterized and differentiated therapeutic profile, attractive commercial potential and patent assets having claims of commercially adequate scope.

We are a development stage company. We have incurred significant net losses since our inception. At March 31, 2008, from inception, our accumulated deficit was approximately $215.9 million, including $41.6 million of non-cash stock-based compensation charges related to employee stock-based compensation and founders’ warrants. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, primarily MN-221 for the treatment of status asthmaticus, and over the long-term as we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

Our pipeline includes six clinical-stage product candidates and two preclinical-stage product candidates. At present, we plan to focus our resources on the development of the following two prioritized product development programs:

•

MN-221 for the treatment of status asthmaticus, for which we completed a Phase IIa clinical trial in the fourth quarter of 2007 and initiated a Phase II clinical trial in the first quarter of 2008 by conducting the Investigator’s Meeting; and

•	MN-166 for the treatment of multiple sclerosis, for which we completed a Phase II clinical trial in Eastern Europe in the second quarter of 2008.

Upon completion of proof-of-concept Phase II clinical trials, we will either continue to pursue development independently, as we presently intend with MN-221, or establish strategic collaborations to support Phase III clinical development, as we presently intend with MN-166. Following the completion of the Phase II clinical trial for MN-166, we are not planning to pursue any further significant clinical development of MN-166 until such time that we secure a strategic collaboration to advance MN-166 into Phase III clinical development.

Beyond MN-221 for the treatment of status asthmaticus and MN-166 for the treatment of multiple sclerosis, or MS, the remainder of our pipeline will not be the subject of significant development activity, except as required to maintain our license rights or as otherwise deemed necessary to maximize the value of such product candidates. We will pursue a variety of initiatives to monetize these product candidates. Our other product development programs consist of the following:

•

MN-001 for the treatment of bronchial asthma, for which we initiated a Phase III clinical program in the fourth quarter of 2006 that we subsequently terminated in the second quarter of 2007 and for which we developed prototypes of once-per-day oral dosing formulations;

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

On February 1, 2008, we announced additional data from a double-blind analysis of the first year of treatment from our two-year Phase II clinical trial of MN-166 for the treatment of MS. The analysis showed that MN-166 decreased the formation of black holes, which are permanent brain lesions believed to indicate the death of nerves in the brain, on magnetic resonance imaging, or MRI, in MS patients, adding support to our belief that MN-166 may provide neuroprotection in relapsing MS. Data demonstrated that a 60 mg per day dosing regimen of MN-166 significantly reduced the proportion of new T1 gadolinium-enhancing or new T2 lesions identified at month two of the study that evolved into persistent black holes at month ten compared to placebo (RR 0.63, p=0.011). Treatment with a 30 mg per day dosing regimen of MN-166 showed a trend toward reduced risk of new lesion evolution to persistent black holes compared to placebo (RR 0.735, p=0.074).

On March 31, 2008, we announced the initiation of a Phase II clinical trial for MN-221 for the treatment of status asthmaticus by holding the Investigator’s Meeting. This randomized, modified single-blind, placebo-controlled, dose escalation Phase II clinical trial, which is designed to determine the safety and efficacy of MN-221 in patients with severe, acute exacerbations of asthma, will involve approximately 36 patients in three dose cohorts at approximately eight emergency department clinical sites.

On April 7, 2008, we announced the results of a completed Phase II clinical trial of MN-166 for the treatment of MS. The two-year randomized, double-blind, placebo-controlled Phase II clinical trial included 297 patients with relapsing MS. We previously announced the one-year results for this clinical trial on March 27,

2007. In the second year of the study, all patients received active drug. Patients who received 30 or 60 mg of MN-166 per day during the first year of the study remained on the assigned dose for the second 12 months of the study; patients who received placebo during the first 12 months of the study were randomized to receive either 30 or 60 mg of MN-166 per day (double-blind maintained) during the second 12 months of the study. Clinical and radiological outcomes were evaluated. MN-166 treatment resulted in positive findings on three independent measures indicative of a potential disease-progression modifying effect. First, sustained disability progression was significantly less likely (by approximately 50%) in those patients receiving MN-166 at either 30 or 60 mg per day for 24 months than in those patients receiving the drug for 12 months (p=0.026). Sustained disability progression was measured as a greater than or equal to 1.0 point increase from baseline in the Expanded Disability Status Scale, or EDSS, score for four consecutive months. Second, the significant reduction in brain volume loss (p=0.035), as measured by cranial MRI scans, observed after 12 months in patients treated with 60 mg per day of MN-166 compared to placebo was again demonstrated in year two of the study. Brain volume loss was significantly less (p=0.030) in patients receiving 60 mg per day of MN-166 for 24 months compared to the other treatment groups. Third, MN-166 treatment at 60 mg per day significantly reduced the relative risk for conversion of new inflammatory lesions identified at month two to Persistent Black Holes, or PBHs, an MRI indicator of neuronal loss, eight months later at month ten by 37% (p=0.011); such lesions that remain unchanged for eight months are considered PBHs as compared to transient inflammatory lesions that are more closely associated with relapses. MN-166 treatment at 30 mg per day resulted in a trend toward reducing evolution to PBH (p=0.074). MN-166 was well tolerated at all doses over the two years of this clinical trial, with the most common adverse events possibly related to MN-166 involving mild, transient gastrointestinal disturbances and depression. Of the 297 patients enrolled in this clinical trial, 245 patients completed the full two years of treatment.

Revenues and Cost of Revenues

We have not generated any revenues from licensing, achievement of milestones or product sales to date, and we do not expect to generate any revenues from licensing, achievement of milestones or product sales until we are able to commercialize our product candidates ourselves or execute license or collaboration agreements with third parties. Any revenues generated prior to fiscal year 2007 were generated from the performance of development management services under master service agreements with Asahi Kasei Pharma Corporation and Argenes, Inc., pursuant to which we billed consulting fees and our pass-through clinical contract costs. We will not generate any revenues from either of these agreements in fiscal year 2008 or thereafter.

Research and Development

Our research and development expenses primarily consist of costs incurred to further our research and development activities, including feasibility and toxicology studies, regulatory activities, licensing and preclinical and clinical development activities for our eight product candidates. These research and development expenses include external costs, such as fees paid to external service providers and vendors to conduct clinical trials, manufacture our product candidates and provide various other products and services related to our product development programs, and internal costs of compensation and other expenses for research and development personnel, supplies, materials, facility costs and depreciation.

To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Unallocated” category in the table below. We charge all research and development expenses to operations as incurred.

The following table summarizes our research and development expenses for the periods indicated (in thousands):

Product Candidate	Disease/ Indication	Three Months Ended March 31,
		2008	2007
MN-221	Status asthmaticus	$1,947	$676
MN-166	Multiple sclerosis	2,490	1,590
MN-001	Bronchial asthma	367	6,975
MN-001	Interstitial cystitis	6	92
MN-029	Solid tumors	310	2,367
MN-305	Generalized Anxiety Disorder/insomnia	10	623
MN-221	Preterm labor	87	232
MN-246	Urinary incontinence	9	1,115
MN-447	Thrombotic disorders	119	41
MN-462	Thrombotic disorders	—	40
SOCC	Cancer; inflammatory diseases	—	—
Unallocated		733	454

Total research and development		$6,078	$14,205

Adhering to our strategy to focus our resources on our two prioritized product candidates, MN-221 for the treatment of status asthmaticus and MN-166 for the treatment of MS, we will limit our expenditures on the remainder of our existing product candidates to only those activities necessary to maximize the value of such product candidates, if any, while aggressively pursuing a variety of initiatives to monetize such product candidates on appropriate terms. In addition, following completion of all activities related to the Phase II clinical trial of MN-166 for the treatment of MS, we are not currently planning to pursue any further significant clinical development of MN-166 until such time that we secure a strategic collaboration to advance MN-166 into Phase III clinical development.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities. We review our estimates on an ongoing basis, including those related to our significant accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are the same as those noted in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 17, 2008, with the exception of the three accounting standards discussed below which we adopted as of January 1, 2008.

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 was effective for fiscal years beginning after December 15, 2007. Effective January 1, 2008, we adopted EITF 07-3, which resulted in no impact to our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows an entity to voluntarily choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, we adopted SFAS No. 159, which resulted in no impact to our consolidated financial statements as we did not elect to measure any eligible financial assets or liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, which will be our fiscal year 2009. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements. See Note 2, Fair Value Measurements, of the notes to our consolidated financial statements for information and related disclosures regarding our fair value measurements.

Results of Operations

Comparison of the Three Months Ended March 31, 2008 and 2007

Revenues

There were no revenues for the three months ended March 31, 2008 and March 31, 2007.

Research and Development

Research and development expenses for the three months ended March 31, 2008 were $6.1 million, a decrease of $8.1 million when compared to $14.2 million for the three months ended March 31, 2007. The decrease in research and development expenses resulted from our business decision to focus on the development of our two prioritized assets, MN-221 for the treatment of status asthmaticus and MN-166 for the treatment of MS. The decrease in research and development expenditures primarily reflects a decrease of $6.6 million related to the termination of a Phase III clinical trial for MN-001 for the treatment of bronchial asthma and a decrease of $3.7 million related primarily to the clinical development of MN-029 for the treatment of solid tumors and MN-246 for the treatment of urinary incontinence, which was offset by an increase in expenditures of $2.2 million related to the initiation of a Phase II clinical trial for MN-221 for the treatment of status asthmaticus and the continued progression of the two-year Phase II clinical trial for MN-166 for the treatment of MS.

As of the end of the second quarter of 2007, we determined to focus our resources on the development of our two prioritized assets, MN-221 for the treatment of status asthmaticus and MN-166 for the treatment of MS; however, we are not currently planning to pursue any further significant clinical development of MN-166 following completion of the Phase II clinical trial until such time that we secure a strategic collaboration to advance such product candidate into Phase III clinical development. As a result, we expect that our research and development expenses will increase with respect to MN-221 in future periods as we continue development and launch clinical trials in support of potential commercialization of this product candidate and decrease with respect to MN-166 in future periods as we will limit expenditures on this product candidate to those development activities necessary to maximize its value for purposes of securing a partner for Phase III clinical development. Beyond MN-221 and MN-166, we expect that our research and development expenses will decrease with respect to the remainder of our existing product candidates in future periods, as we will limit expenditures on these product candidates to those development activities necessary to maximize their value for purposes of monetizing such product candidates.

General and Administrative

General and administrative expenses were $2.6 million for the three months ended March 31, 2008, a decrease of $0.4 million when compared to $3.0 million for the three months ended March 31, 2007. The decrease was primarily due to $0.3 million related to a decrease in stock-based compensation and $0.1 million related to a decrease in corporate expenses primarily for taxes and legal fees.

We anticipate that our general and administrative expenses may increase in future periods if we are required to expand our infrastructure based on the success of our current prioritized product development programs and in raising capital to support those and future development programs.

Impairment Charge on Marketable Securities

We hold marketable securities available-for-sale, which consist principally of auction rate securities, or ARS, all of which had AAA ratings at the time they were acquired. ARS are generally long-term debt instruments that historically have provided liquidity through a “Dutch” auction process that resets the applicable interest rate at predetermined calendar intervals, typically 7, 28, 35 or 49 days. At March 31, 2007, the ARS market was functioning properly, we had no failed auctions and the fair value of our ARS portfolio was equivalent to its original purchase price. Through December 31, 2007, only our ARS consisting of private placement securities had experienced failed auctions. However, in February 2008, all of our ARS began experiencing failed auctions. Due to continued negative conditions in the global credit market, a significant portion of our ARS investments continue to fail at auction with few to no trades in either the primary or the secondary market. As such, with the required adoption of SFAS No. 157, the fair value of our ARS portfolio was determined primarily on Level 3 criteria as prescribed by the accounting standard, which resulted in our reliance on pricing models and assumptions related to interest rates, maturities and discounted cash flows developed by the respective brokerage firms holding such securities. Based upon an analysis of the fair value of our entire ARS portfolio conducted on a security-by-security basis, we recorded a $2.4 million write-down of the carrying value of our ARS. Because of the continued illiquidity of the ARS market, the uncertainty of when and if liquidity will return to the overall ARS market and the timing of when we may be required to liquidate our ARS for operating purposes, we deemed the reduction in the overall fair value of our ARS portfolio as other-than-temporary and recorded the charge in our consolidated statement of operations. Thus, at March 31, 2008, the fair value of our ARS, which consisted primarily of municipal bonds and government-guaranteed student loan securities, was $30.4 million and the fair value of our ARS which consisted of private placement securities was $2.4 million. In addition, with the permanent write-down of the carrying value of our ARS, we consider our ARS to be appropriately classified as current assets in our consolidated financial statements.

Foreign Exchange Loss

The Phase II clinical trial for MN-166 for the treatment of MS is being conducted in Eastern Europe. When we entered into the euro-denominated contract with the contract research organization managing this clinical trial on our behalf, the U.S. dollar to euro conversion rate had remained fairly constant; therefore, we did not enter into a hedging program to mitigate our foreign exchange exposure. At March 31, 2007, the conversion rate was approximately 1.30 U.S. dollars for each euro, which approximated the conversion rate at the time we entered into the contract. However, with the overall downturn in the U.S. credit markets in recent months, the U.S. dollar to euro conversion rate at March 31, 2008 was approximately 1.60 U.S. dollars for each euro. The 23 percent change in the U.S. dollar to euro conversion rate at March 31, 2008 resulted in the recording of a foreign exchange loss of $0.6 million related to the revaluation of our euro-denominated liabilities as of the balance sheet date.

Interest Income

Interest income primarily consisted of income earned on our cash and investment balances and totaled $0.8 million for the three months ended March 31, 2008, a decrease of $0.5 million when compared to $1.3 million for the three months ended March 31, 2007. The decrease was primarily due to a decrease of our investment balances.

Liquidity and Capital Resources

Since our inception, our operations have been financed through the private placement of our equity securities, the public sale of our common stock and the exercise of founders’ warrants, net of treasury stock repurchases. Through March 31, 2008, we received estimated net proceeds of $201.3 million from the sale of equity securities and warrant and stock option exercises as follows:

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

At March 31, 2008, we had approximately $61.7 million in cash, cash equivalents and marketable securities available-for-sale, as compared to $70.6 million at December 31, 2007. Cash and cash equivalents equaled $28.1 million and $18.8 million at March 31, 2008 and March 31, 2007, respectively and marketable securities available-for-sale equaled $33.5 million and $51.9 million at March 31, 2008 and March 31, 2007, respectively. Our investments in ARS principally represent interests in government guaranteed student loans, municipal bonds, insurance notes and portfolios of securities (primarily commercial paper). At March 31, 2008, $30.4 million of our ARS consisted primarily of municipal bonds and government-guaranteed student loan securities and $2.4 million of our ARS consisted of private placement securities. None of the underlying collateral for our ARS consisted of subprime mortgages or collateralized debt obligations. As of March 31, 2008, we lowered the carrying value of our entire ARS portfolio by $2.4 million to reflect the reduced market value of our ARS due to continued failed auctions for such securities. Although we intend to hold our ARS until such time as we need to utilize the funds for operations, we took a $2.4 million impairment charge, which we recorded as a realized loss in our consolidated statement of operations, because management determined that the decline in the market value of the ARS was other-than-temporary given the continued illiquidity of the ARS market and the uncertainty of when or if liquidity will return to the ARS market. We will continue to closely monitor our marketable securities available-for-sale, as the liquidity of our ARS could impact our ability to fund our operations after the first quarter of fiscal year 2009 if we are unable to liquidate such securities to obtain capital to fund our operations. In addition, in the event that the credit crisis continues to worsen, we may not be able to recover the full value of our ARS investments.

Net cash used in operating activities decreased to $7.4 million for the three months ended March 31, 2008 from $16.6 million for the three months ended March 31, 2007. The decrease was primarily due to a reduction in spending on research and development, as we focused our resources on the development of our prioritized product candidates, MN-221 and MN-166. Net cash provided by investing activities for the three months ended March 31, 2008 was $16.8 million and primarily consisted of the sale of marketable securities. Net cash provided by financing activities was less than $0.1 million for the three months ended March 31, 2008 and was primarily due to cash receipts from the purchase of stock under our employee stock purchase program.

We have consumed substantial amounts of capital since our inception. We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2008 will be sufficient to fund our anticipated operating requirements, at a minimum, through March 31, 2009. We may require significant additional financing in the future to fund our operations.

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

All of our marketable securities are classified as available-for-sale and reported on the balance sheet at fair value. Our marketable securities consist of auction rate securities, or ARS, and corporate debt, all of which had AAA ratings at the time of purchase. At March 31, 2008, we held $30.4 million of ARS consisting primarily of municipal bonds and government-guaranteed student loan securities and $2.4 million of ARS consisting of private placement securities. Our ARS are debt instruments with long-term maturities in which the interest rates are reset in short intervals through “Dutch” auctions by matching buyers and sellers. The recent conditions in the global credit markets have prevented some investors, including ourselves, from liquidating certain holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for the securities. If there is insufficient demand for the securities at the time of the “Dutch” auction, the auction may not be completed and the interest rates may be reset to the maximum interest rate applicable to the specific securities being auctioned as per the official statement issued at the initial bond sale. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or the securities are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we are required to adjust the carrying value of the investment through an impairment charge.

Through March 31, 2008, we successfully liquidated $12.6 million of ARS, which we reinvested in cash equivalents; as a result, we believe that we have sufficient capital to fund operations at least through the first quarter of 2009.

With the continued uncertainty as to when and if liquidity will return to the overall ARS market, the downgrade of the credit quality of certain of our ARS insurers and the fact that auctions of our ARS continue to fail, we consider the decline in fair value as other-than-temporary, although we have the intent and ability to hold all of our illiquid ARS at least through the first quarter of 2009. As a result, at March 31, 2008, we recorded in our consolidated statement of operations a $2.4 million impairment charge related to our ARS, which reduced the carrying value of our ARS portfolio to $32.8 million.

We will continue to closely monitor the market and evaluate our ARS portfolio on an ongoing basis, and we will adjust the carrying value of the investments through an impairment charge recorded as realized loss in our consolidated statement of operations should any further decline in market value be considered other-than-temporary. Any liquidity issues in the credit markets that extend into 2009 or beyond could adversely affect our business in the event that we are unable to liquidate any of our ARS to obtain capital to fund our operations.

Foreign Currency Rate Fluctuations

We are exposed to foreign currency exchange rate risk as it relates to the Phase II clinical trial for MN-166 for the treatment of MS being conducted in Eastern Europe. We currently do not hedge our currency exchange rate risk; therefore, we are exposed to the fluctuations in the value of the U.S. dollar against the euro. The effects of changes in exchange rates between the U.S. dollar and euro denominated transactions are recorded as foreign currency transaction gain (loss) as a separate component of net loss. At March 31, 2008, a hypothetical 100 basis point change in the exchange rate would not have a material impact on our consolidated financial statements.

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

We may become involved in various disputes and legal proceedings which arise in the ordinary course of business. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any of these matters may occur which could harm our business. We are not currently aware of any such claims or legal proceedings that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A.	RISK FACTORS.

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this report and our other public filings with the SEC.

In the near-term, the success of our business will depend on many factors, including the following risks:

•

we are largely dependent on the success of our two prioritized product candidates, MN-221 for the treatment of status asthmaticus and MN-166 for the treatment of MS, and we cannot be certain that our planned clinical development programs will demonstrate to the satisfaction of the U.S. Food and Drug Administration, or FDA, that these product candidates are safe and effective or that either product candidate will receive regulatory approval or be successfully commercialized;

•

delays in the commencement, enrollment or completion of clinical testing for either of our prioritized product candidates, or significant issues regarding the adequacy of our clinical trial designs or the execution or success of our clinical trials, could result in increased costs to us and delay or limit our ability to obtain regulatory approval;

•	the outcome of final analyses of data from our clinical trials may vary from our initial analyses, and the FDA may not agree with our interpretation of these results;

•

ongoing or planned clinical trials for our prioritized product candidates may produce negative or inconclusive results, or may be inconsistent with previous clinical trial results, and we may decide, or the FDA may require us, to conduct additional clinical trials or to modify our ongoing clinical trials;

•	even if our product candidates are approved by regulatory authorities, we expect intense competition for our targeted indications; and

•

we will require substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development programs and commercialization efforts.

Each of these factors, as well as other factors that may impact our business, are described in more detail in the following discussion. Although the factors highlighted above are among the most significant, any of the following factors could materially adversely affect our business or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time, and you should consider all of the factors described when evaluating our business.

Risks Related to Our Business and Industry

We have incurred significant operating losses since our inception and expect that we will incur continued losses for the foreseeable future.

We are a development-stage biopharmaceutical company with a limited operating history. We have incurred significant net losses since our inception. For the three months ended March 31, 2008, we had a net loss of $10.8 million. At March 31, 2008, our accumulated deficit was approximately $215.9 million. If we are successful in raising additional capital to support such expansion, our annual net losses may increase over the next several years as we expand our infrastructure and incur significant costs related to the development of our product candidates.

We expect our research and development expenses to increase in connection with ongoing and planned clinical trials for our prioritized product candidates, primarily related to MN-221 for the treatment of status asthmaticus, and any other development activities that we may initiate. In addition, we anticipate that our general and administrative expenses may increase in future periods as a result of several factors, including our research and development activities, our business development activities and any expansions in our infrastructure related to such activities. Consequently, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing drugs products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We do not have any products that are approved for commercial sale and therefore do not expect to generate any revenues from product sales in the foreseeable future, if ever.

We have not received, and do not expect to receive for at least the next several years, if at all, any revenues from the commercialization of our product candidates. To date, we have not generated any product revenues and have funded our operations primarily from sales of our securities. Our only source of revenues since inception has been from development management services rendered to Asahi Kasei Pharma Corporation and Argenes, Inc., both Japanese pharmaceutical companies, in connection with their clinical development of pharmaceutical product candidates. We completed our agreement with Asahi Kasei Pharma Corporation and terminated our agreement with Argenes, Inc.; therefore, we will not generate any further revenues from these agreements. We anticipate that, prior to our commercialization of a product candidate, out-licensing upfront and milestone payments will be our primary source of revenue. To obtain revenues from sales of our product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing drugs with commercial potential. We may never succeed in these activities, and we may not generate sufficient revenues to continue our business operations or achieve profitability.

We are largely dependent on the success of our two prioritized product candidates, MN-221 and MN-166, and we cannot be certain that either of these product candidates will receive regulatory approval or be successfully commercialized.

We currently have no products for sale, and we cannot guarantee that we will ever have any drug products approved for sale. The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries with regulations differing from country to country. We are not permitted to market any of our product candidates in the United States until we receive approval of a New Drug Application, or NDA, for a product candidate from the FDA. Obtaining FDA approval is a lengthy, expensive and uncertain process. We currently have two prioritized product candidates, MN-221 for the treatment of status asthmaticus and MN-166 for the treatment of MS, and the success of our business currently depends on their successful development and commercialization. We have not submitted an NDA or received marketing approval for either of these two prioritized product candidates. In addition, we are not currently planning to pursue any further significant clinical development of MN-166 for the treatment of MS following completion of the Phase II clinical trial until such time that we are able to secure a strategic collaboration to advance MN-166 into Phase III development, which may delay or impede the process of completing clinical trials and seeking regulatory approval for this product candidate.

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

Our product candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is costly, time-consuming, uncertain and subject to unanticipated delays. To receive regulatory approval for the commercial sale of any of our product candidates, we must conduct, at our own expense, adequate and well-controlled clinical trials in human patients to demonstrate the efficacy and safety of the product candidate. To date, we have obtained regulatory authorization to conduct clinical trials for eight of our product development programs. Investigational New Drug Applications, or INDs, were approved and are active for seven of our product candidates. We also have a Clinical Trial Authorization, or CTA, which is the equivalent of a U.S. IND, approved and active to conduct a Phase II clinical trial for MN-166 in patients with MS in five countries in Eastern Europe and had two CTAs approved in Canada to conduct the two completed Phase I clinical trials for MN-246 in healthy subjects.

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

The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. We face, and will continue to face, competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies, in the United States and abroad. Some of these competitors have products or are pursuing the development of drugs that target the same diseases and conditions that are the focus of our product development programs. There can be no assurance that developments by others will not render our product candidates obsolete or noncompetitive. In addition, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical industry at a rapid pace. These developments may render our product candidates obsolete or noncompetitive.

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

Our competitors may obtain regulatory approval of their products more rapidly than we are able to or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are more effective and less costly than ours and may also be more successful than us in manufacturing and marketing their products. We also expect to face similar competition in our efforts to identify appropriate collaborators or partners to help develop or commercialize our product candidates.

If we fail to obtain the capital necessary to fund our operations, we will be unable to develop and commercialize our product candidates.

We have consumed substantial amounts of capital since our inception. From our inception to March 31, 2008, we had an accumulated deficit of $215.9 million. Our cash and marketable securities totaled approximately $61.7 million at March 31, 2008. Although we intend to manage our product development programs such that our existing cash, cash equivalents and marketable securities as of March 31, 2008 will be sufficient to meet our operating requirements through at least March 31, 2009. We have based this estimate on assumptions that may prove to be wrong, and we could spend our available financial resources faster than we currently expect. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our securities, debt financings or licensing transactions, involving all or a portion of our product candidates, to the extent we are able to do so. We cannot be certain that additional sources of capital will be available to us on acceptable terms, or at all. If sources of capital are not available, we may not be in a position to pursue present or future business opportunities that require financial commitments, and we may be required to:

•	terminate, delay or reduce the scope of the product development program, including clinical trials, for one or more of our product candidates;

•	delay establishing sales and marketing capabilities or other activities to commercialize a product candidate;

•	curtail our efforts to acquire new product candidates; or

•	relinquish rights to our technologies or product candidates.

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

Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.

We hold marketable securities available-for-sale which consist of auction rate securities, or ARS, and corporate debt, all of which had AAA ratings at the time they were acquired. ARS are generally long-term debt instruments that historically have provided liquidity through a “Dutch” auction process that resets the applicable interest rate at predetermined calendar intervals, typically 7, 28, 35 or 49 days. At March 31, 2007, the ARS market was functioning properly and no failed auctions had occurred. The recent negative conditions in the global credit markets, however, have caused some investors, including ourselves, to experience failed ARS auctions. At December 31, 2007, only our ARS consisting of private placement securities had experienced failed auctions; however, beginning in February 2008, all of our ARS began experiencing failed auctions. As a result, we have been prevented from liquidating certain of our ARS investments. At March 31, 2008, we held $30.4 million of ARS consisting of municipal bonds and $2.4 million of ARS consisting of private placement securities. Through March 31, 2008, we successfully liquidated $12.6 million of ARS, which we reinvested in cash equivalents. With the continued uncertainty as to when or if liquidity will return to the overall ARS market, the downgrade of the credit quality of certain of our ARS insurers and the fact that auctions of our ARS continue to fail, we considered the decline in fair value as other-than-temporary at March 31, 2008, although we have the intent and ability to hold all of our illiquid ARS through the first quarter of 2009. As a result, we recorded in our consolidated statement of operations a $2.4 million impairment charge related to our ARS which reduced the carrying value of our ARS portfolio to $32.8 million. We will continue to closely monitor the market and evaluate our ARS portfolio on an ongoing basis, and we will further adjust the carrying value of the investment through an impairment charge that would be recorded as realized loss in our consolidated statement of operations should any further decline in market value be considered other-than-temporary. Any liquidity issues in the credit markets that extend past March 31, 2009 could prevent us from successfully liquidating certain of our ARS in order to obtain needed capital to fund our operations, which would adversely affect our business. In addition, in the event that the credit crisis continues to worsen, we may not be able to recover the full value of our ARS investments if we are successful in liquidating such investments.

We will depend on strategic collaborations with third parties to develop and commercialize selected product candidates and will not have control over a number of key elements relating to the development and commercialization of these product candidates if we are able to achieve such third-party arrangements.

A key aspect of our strategy is to seek collaborations with partners, such as large pharmaceutical companies, that are willing to conduct later-stage clinical trials and further develop and commercialize selected product candidates. Following completion of the Phase II clinical trial for MN-166 for the treatment of MS, we are not planning to undertake any further significant clinical development activities, other than those activities deemed necessary to maximize each product candidate’s value, for any of our product candidates other than MN-221 for the treatment of status asthmaticus until such time that we are successful in entering into a partnership or collaboration to further development of such product candidates. To date, we have not entered into any such collaborative arrangements, and we may not be able to enter into any collaborations on acceptable terms, if at all.

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

To date, we have not sold, marketed or distributed any pharmaceutical products. If we are successful in obtaining regulatory approvals for any of our product candidates or acquiring other approved products, we will need to establish sales, marketing and distribution capabilities on our own or with partners in order to commercialize an approved product. The acquisition or development of an effective sales and marketing infrastructure will require a significant amount of our financial resources and time and could negatively impact our commercialization efforts, including delay of a product launch. We may be unable to establish and manage a sufficient or effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating demand for our products, therefore hindering our ability to generate revenues and achieve or sustain profitability. If we are unable to establish our sales and marketing capability or any other capabilities necessary to commercialize any approved product, we will need to contract with third parties or establish a partnership to market and sell the product. If we are unable to establish adequate sales and marketing capabilities, whether independently or with third parties, we may not be able to generate any product revenue, may generate increased expenses and may never become profitable. In addition, although we intend to establish strategic collaborations to market any products approved for sale by regulatory authorities outside of the

United States, we may be required to market our product candidates outside of the United States directly if we are unable to establish such collaborations. In that event, we may need to build a corresponding international sales and marketing capability with technical expertise and with supporting distribution capabilities.

We may need to change our business practices to comply with health care fraud and abuse regulations, and our failure to comply with such laws could adversely affect our business, financial condition and results of operations.

If we are successful in achieving approval to market one or more of our product candidates, our operations will be directly, or indirectly through our customers, subject to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and False Claims Act. These laws may impact, among other things, any proposed sales, marketing and education programs.

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

The federal False Claims Act prohibits persons from knowingly filing or causing to be filed a false claim to, or the knowing use of false statements to obtain payment from, the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, sometimes known as “relators” or, more commonly, as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The frequency of filing of qui tam actions has increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a False Claims Act action. When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states have also enacted laws modeled after the federal False Claims Act.

In addition to the laws described above, the Health Insurance Portability and Accountability Act of 1996 created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government-sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

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

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payers to contain or reduce the costs of health care. In the United States and in foreign jurisdictions, there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system. For example, in some countries other than the United States, pricing of prescription drugs is subject to government control, and we expect proposals to implement similar controls in the United States to continue. Another example of proposed reform that could affect our business is the current discussion of drug reimportation into the United States. In 2000, Congress directed the FDA to adopt regulations allowing the reimportation of approved drugs originally manufactured in the United States back into the United States from other countries where the drugs were sold at lower prices. Although the Secretary of Health and Human Services has refused to implement this directive, the House of Representatives passed a similar bill that does not require the Secretary of Health and Human Services to act in July 2003. The reimportation bills have not yet resulted in any new laws or regulations; however, these and other initiatives could decrease the price we or any potential collaborators receive for our product candidates if and when they are approved for sale, adversely affecting our future revenue growth and potential profitability. Moreover, the pendency or approval of such proposals could result in a decrease in our stock price or our ability to raise capital or to obtain strategic partnerships or licenses.

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

As of May 7, 2008, we had 24 employees, all of whom but one were full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. For example, we may hire additional personnel in clinical development, regulatory affairs and business development to further strengthen our core competencies or choose to develop sales, marketing and distribution capabilities for certain of our product candidates. Our need to effectively manage our operations, growth and product development programs requires that we:

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

We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002, or SOX, as well as rules and regulations implemented by the SEC and The Nasdaq Stock Market, and incur significant legal, accounting and other expenses as a result. These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. As a result, we are required to perform an evaluation of our internal controls over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of the Sarbanes-Oxley Act. Additionally, our independent auditors are required to perform a similar evaluation and report on the effectiveness of our internal controls over financial reporting. Our efforts to comply with Section 404 and related regulations has required, and continues to require, the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal controls over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

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

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Risks Related to the Securities Markets and Investment in Our Common Stock

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

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like us in particular, have historically been highly volatile and may continue to be highly volatile in the future. For example, since the date of our initial public offering in Japan through March 31, 2008, our common stock has traded as high as approximately $42.00 and as low as approximately $3.27. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•

the development status of our product candidates, including clinical trial results and determinations by regulatory authorities with respect to our product candidates, and particularly our prioritized product candidates;

•	the initiation, termination, or reduction in the scope of any collaboration arrangements or any disputes or developments regarding such collaborations;

•	FDA or international regulatory actions, including failure to receive regulatory approval for any of our product candidates;

•	announcements of technological innovations, new commercial products or other material events by us or our competitors;

•	disputes or other developments concerning our intellectual property rights;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	actual and anticipated fluctuations in our quarterly operating results;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

•	additions or departures of key personnel;

•	discussions of our business, management, products, financial performance, prospects or stock price by the financial and scientific press and online investor communities;

•	litigation or public concern about the safety of our potential products;

•	public concern as to, and legislative action with respect to, the pricing and availability of prescription drugs or the safety of drugs and drug delivery techniques; or

•	regulatory developments in the United States and in foreign countries.

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

Future sales of our common stock may cause our stock price to decline and may make it difficult to sell your shares.

On September 19, 2005, we filed a Registration Statement on Form S-1 to register 6,733,536 shares of common stock for resale from time to time, which registration statement was subsequently declared effective by the SEC. The registered shares were beneficially owned by 47 holders. On November 23, 2005, we filed a Registration Statement on Form S-1 to register 1,335,657 shares issuable upon the exercise of warrants held by three parties, of which warrants held by our two founders that relate to 1,285,657 shares were exercisable at $1.00 per share and a warrant held by a separate investor that relates to 50,000 shares was exercisable at $10.00 per share. At March 31, 2008, there were 50,000 warrants outstanding held by a separate investor. All of the warrants held by our founders have been exercised, and the warrant held by a separate investor expires in May 2009. All of such shares, other than shares held by our affiliates, may also be sold from time to time in exempt transactions pursuant to Rule 144(k) promulgated by the SEC. The trading volume for our stock is low, with an average trading volume of approximately 3,500 shares per day on the Hercules Market of the Osaka Securities Exchange and approximately 3,885 shares per day on the Nasdaq Global Market during the month of March 2008. If the holders of such shares, to the extent such shares have not been sold already, were to attempt immediately to sell their shares, there would be significant downward pressure on our stock price and it may be difficult, or even impossible, to find a buyer for shares of our common stock.

We have also registered all common stock that we may issue under our current employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to the terms of the underlying agreements governing the grants and the restrictions of the securities laws. In addition, our directors and officers may in the future establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

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

We effected the initial public offering of our common stock, or IPO, pursuant to a Registration Statement on Form S-1 (File No. 333-119433) that was declared effective by the SEC on January 28, 2005. As of March 31, 2008, we had used approximately $105.3 million of the net proceeds from our IPO to fund our operations, including development of our clinical trials and we had used $1.6 million for acquisitions of property and equipment. Other than the compensation paid to our officers and directors, no proceeds were paid directly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. We expect to use a majority of the remainder of the net proceeds from our IPO to continue the development of our existing product development programs. In addition, we may use a portion of the net proceeds from our IPO to acquire technologies or businesses that are complementary to our own, but we currently have no commitments or agreements relating to any such transaction.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
10.1(1)	Severance Agreement and Release, dated as of April 30, 2008, by and between MediciNova, Inc. and Kenneth W. Locke, Ph.D.

10.2(1)	Consulting Agreement, dated as of May 1, 2008, by and between MediciNova, Inc. and Kenneth W. Locke, Ph.D.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended March 31, 2008.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended March 31, 2008.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Filed with the Registrant’s Current Report on Form 8-K filed May 1, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: May 12, 2008	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D. President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

By:	/s/ SHINTARO ASAKO
Shintaro Asako Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1(1)	Severance Agreement and Release, dated as of April 30, 2008, by and between MediciNova, Inc. and Kenneth W. Locke, Ph.D.

10.2(1)	Consulting Agreement, dated as of May 1, 2008, by and between MediciNova, Inc. and Kenneth W. Locke, Ph.D.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended March 31, 2008.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended March 31, 2008.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Filed with the Registrant’s Current Report on Form 8-K filed May 1, 2008 and incorporated herein by reference.