Form 10-Q
period 2008-09-30
MEDICINOVA INC
filed 2008-11-10
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of November 5, 2008, the registrant had 11,984,713 shares of Common Stock ($0.001 par value) outstanding.

MEDICINOVA, INC.

(a development stage company)

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,078,732	$18,778,938
Marketable securities available-for-sale	24,372,280	51,856,571
Prepaid expenses and other current assets	1,114,660	2,443,612

Total current assets	48,565,672	73,079,121
Property and equipment, net	427,067	673,317
Other long-term assets	2,886,187	—

Total assets	$51,878,926	$73,752,438

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$369,502	$2,880,462
Accrued expenses	2,605,071	3,619,861
Income taxes payable	—	20,000
Accrued compensation and related expenses	798,768	620,604

Total current liabilities	3,773,341	7,140,927
Deferred rent	—	3,310
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 30,000,000 shares authorized at September 30, 2008 and 20,000,000 shares authorized at December 31, 2007; 12,072,027 shares issued at September 30, 2008 and December 31, 2007	12,072	12,072
Additional paid-in capital	275,570,859	273,189,063
Accumulated other comprehensive loss	(592,603)	(131,466)
Treasury stock, at cost; 87,314 shares at September 30, 2008 and 124,581 shares at December 31, 2007	(1,317,361)	(1,404,088)
Deficit accumulated during the development stage	(225,567,382)	(205,057,380)

Total stockholders’ equity	48,105,585	66,608,201

Total liabilities and stockholders’ equity	$51,878,926	$73,752,438

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from September 26, 2000 (inception) to September 30, 2008
	2008	2007	2008	2007
Revenues	$—	$—	$—	$—	$1,558,227
Operating expenses:
Cost of revenues	—	—	—	—	1,258,421
Research and development	3,500,876	8,668,763	11,823,065	40,729,374	131,668,112
General and administrative	2,195,787	2,672,630	6,993,195	8,732,144	76,880,207

Total operating expenses	5,696,663	11,341,393	18,816,260	49,461,518	209,806,740

Operating loss	(5,696,663)	(11,341,393)	(18,816,260)	(49,461,518)	(208,248,513)
Impairment charge on marketable securities	—	—	(3,295,621)	—	(3,295,621)
Foreign exchange loss	532,392	—	(90,997)	—	(90,997)
Interest income, net	352,768	1,113,210	1,696,687	3,549,957	17,454,682
Income taxes	(3,664)	—	(3,811)	—	(23,811)

Net loss	(4,815,167)	(10,228,183)	(20,510,002)	(45,911,561)	(194,204,260)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	(98,445)
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	—	—	—	—	(31,264,677)

Net loss applicable to common stockholders	$(4,815,167)	$(10,228,183)	$(20,510,002)	$(45,911,561)	$(225,567,382)

Basic and diluted net loss per common share	$(0.40)	$(0.87)	$(1.70)	$(3.94)

Shares used to compute basic and diluted net loss per common share	12,072,027	11,768,001	12,072,027	11,640,405

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,		Period from September 26, 2000 (inception) to September 30, 2008
	2008	2007
Operating activities:
Net loss	$(20,510,002)	$(45,911,561)	$(194,204,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,381,796	2,961,929	43,145,046
Depreciation and amortization	246,250	393,899	1,517,328
Amortization of premium/discount on marketable securities	(708,654)	(155,983)	(2,493,368)
Impairment of property and equipment	—	—	35,259
Impairment charge on marketable securities	3,295,621	—	3,295,621
Changes in operating assets and liabilities:
Prepaid expenses and receivables	1,328,952	419,592	(1,114,660)
Accounts payable, accrued expenses, income taxes payable and deferred rent	(3,549,061)	3,435,183	2,974,573
Accrued compensation and related expenses	178,165	199,593	798,768

Net cash used in operating activities	(17,336,933)	(38,657,348)	(146,045,693)

Investing activities:
Purchases of marketable securities available-for-sale	(2,000,000)	(23,909,045)	(377,205,766)
Maturities, sales or reclassification of marketable securities available-for-sale	23,550,000	58,740,285	348,553,451
Acquisition of property and equipment	—	(385,451)	(2,236,499)
Proceeds from sales of property and equipment	—	62,024	256,845

Net cash provided by (used in) investing activities	21,550,000	34,507,813	(30,631,969)

Financing activities:
Net proceeds from the sale of common stock	—	10,672,374	120,890,566
Sale of preferred stock, net of issuance costs	—	—	80,216,971
Purchase of treasury stock, net	86,727	—	(1,351,143)

Net cash provided by financing activities	86,727	10,672,374	199,756,394

Net increase in cash and cash equivalents	4,299,794	6,522,839	23,078,732
Cash and cash equivalents, beginning of period	18,778,938	8,334,496	—

Cash and cash equivalents, end of period	$23,078,732	$14,857,335	$23,078,732

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock upon IPO	$—	$—	$43,515,677

Unrealized loss on current marketable securities available-for-sale	$—	$(53,756)	$—

Supplemental disclosure of non-cash operating and investing activities:
Reclassification of current marketable securities available-for-sale to other long-term assets	$2,886,187	$—	$2,886,187

See accompanying notes.

F-5

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

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flow for the interim period presented have been included. Operating results for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other period. For further information, see the financial statements and disclosures thereto for the year ended December 31, 2007 in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2008.

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

2. Fair Value Measurements

As stated above in Note 1, Interim Financial Information, we adopted SFAS No. 157 as of January 1, 2008. As defined in SFAS No. 157, fair value is based on the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability and consistency of fair value measurements, SFAS No. 157 prescribes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, as generally described below:

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

At September 30, 2008, cash and cash equivalents (instruments with maturities of three months or less at the date of purchase) were $23.1 million and primarily invested in money market funds. We measure our cash equivalents on a recurring basis. The fair value of our cash equivalents, which are current assets, is based on Level 1 criteria, in which their carrying amount is a reasonable estimate of their fair value based on daily quoted market prices.

At September 30, 2008, marketable securities available-for-sale consisted solely of auction rate securities (“ARS”). All government-sponsored securities and corporate debt securities held at December 31, 2007 either matured or were redeemed at par value during the nine months ended September 30, 2008, and the proceeds were reinvested in cash equivalents. The ARS have stated maturities that are structured with short-term holding periods. The length of the holding period is determined at the original issuance of each ARS investment. ARS holding periods generally range from seven to 63 days. As of December 31, 2007, we had $47.7 million of ARS classified as current marketable securities available-for-sale with stated maturity dates ranging from 2022 to 2044 and reset dates primarily ranging from seven to 63 days. As of September 30, 2008, we had $24.4 million of ARS classified as current marketable securities available-for-sale with stated maturity dates ranging from 2022 to 2044 and reset dates ranging from seven to 63 days.

	September 30, 2008				December 31, 2007
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Auction rate securities	$24,372,280	$—	$—	$24,372,280	$47,800,000	$—	$(98,975)	$47,701,025
Corporate debt securities	—	—	—	—	700,700	—	(646)	700,054
Government sponsored securities	—	—	—	—	3,444,889	10,603	—	3,455,492

	$24,372,280	$—	$—	$24,372,280	$51,945,589	$10,603	$(99,621)	$51,856,571

We measure all of our marketable securities available-for-sale on a recurring basis.

The fair value of current marketable securities available-for-sale was determined by using the following inputs at September 30, 2008:

Fair Value Measurements at Reporting Date

	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Auction rate securities available-for-sale(1)	$24,372,280	$—	$—	$24,372,280

Total	$24,372,280	$—	$—	$24,372,280

(1)	See the Level 3 reconciliation table below and the respective notes for further information on the method of measuring fair value.

Our ARS investments, which are categorized as current marketable securities available-for-sale or other long-term assets, principally represent interests in municipal bonds, government-guaranteed student loans, insurance notes and portfolios of securities (primarily commercial paper). All of our ARS had AAA ratings at the time of purchase. At September 30, 2008, we reclassified certain of our ARS, principally those purchased in private placements representing interests in insurance notes and portfolios of securities (primarily commercial paper), out of current marketable securities available-for-sale to other long-term assets. Other than the ARS described above, at September 30, 2008, the balance of our ARS, which consisted principally of government-guaranteed student loans, remained classified as current marketable securities available-for-sale. None of the underlying collateral for our ARS consisted of subprime mortgages or collateralized debt obligations. Due to continued negative conditions in the global credit markets, all of our ARS continue to fail at auction with few to no trades in either the primary or the secondary markets. As a result, there are not sufficient transactions and associated pricing data available to provide a Level 1 or Level 2 basis for determining the fair value of such investments. Consequently, we referenced pricing models provided by the respective brokerage firm holding the ARS, if applicable, and performed a fair market valuation analysis using a discounted cash flow model with a liquidity discount to determine the fair value of our ARS portfolio, including the ARS classified as current marketable securities available-for-sale and other long-term assets.

The table below reconciles amortized cost at December 31, 2007 with fair value at September 30, 2008, as determined by Level 3 (unobservable) inputs, for the ARS classified as current marketable securities available-for-sale:

	Amortized Cost at 12/31/07	Sales or Redemptions of Marketable Securities Available- For-Sale at Par from 1/1/08 to 9/30/08	Impairment Charge on Marketable Securities Available-For- Sale at 9/30/08	Transfers out of Current Marketable Securities Available-For- Sale at 9/30/08	Fair Value at 9/30/08 Based on Level 3
Auction rate securities available-for-sale(1)	$41,400,000	$(14,100,000)	$(2,927,720)	$—	$24,372,280
Auction rate securities available-for-sale	6,400,000	(2,600,000)	(367,901)	(3,432,099)	—

Total	$47,800,000	$(16,700,000)	$(3,295,621)	$(3,432,099)	$24,372,280

(1)	Aggregated fair value reported at September 30, 2008 reflects fair value primarily as determined principally by our discounted cash flow model with a liquidity discount, pursuant to which we took into consideration the brokerage firm’s pricing model, if applicable, the tax status (taxable vs. tax exempt) of the security, credit quality of the issuer, assumed maturity (within two years), insurance wraps and the portfolio composition. We also made assumptions regarding future cash flows and the likelihood of the ARS being redeemed or refinanced. In addition, we performed a sensitivity analysis by calculating fair value with a maturity of one year through five years. The annual coupon rate utilized was set at the U.S. Treasury Department published average of the bond equivalent rates of the 91-day Treasury bills auctioned during the quarter ending September 30, 2008 (which was the Federal Family Education Loan Program special allowance rate for the quarter ending September 30, 2008) plus 120 basis points. We believe that using this interest rate is reasonable given that a majority of our ARS portfolio is collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. Using our discounted cash flow model with a three percent liquidity discount, we calculated aggregate fair value for these securities, which ranged between $26.5 million with a one-year maturity, $25.8 million with a two-year maturity and $23.7 million with a five-year maturity.

For the three months ended September 30, 2008, based on our discounted cash flow valuations, the fact that certain brokerage firms had announced plans and/or entered into settlements with the Securities and Exchange Commission (“SEC”), state attorneys general and other state agencies to repurchase ARS at par and the continued intervention and monitoring of various government agencies of the credit markets, we determined that there was no further decline in market value of our ARS classified as current marketable securities available-for-sale. Prior to the three months ended September 30, 2008, we determined, based on the outlook of the ARS market and the timing of when we may be required to liquidate our ARS for operating purposes, that the decline in the market value of our entire ARS portfolio, which securities were considered at the time to be current assets, was other-than-temporary. As a result, for the nine months ended September 30, 2008, the carrying value of our ARS classified as current marketable securities available-for-sale had been other-than-temporarily lowered by $2.9 million and the carrying value of our ARS reclassified to other long-term assets had been other-than-temporarily lowered by $0.4 million, with the impairment charges running through our consolidated statements of operations. In addition, at September 30, 2008, given the announced brokerage firm ARS repurchase offer associated with our ARS classified as current marketable securities available-for-sale, pursuant to which the brokerage firm is obligated to repurchase the ARS subject to the offer at par (see Note 9, Subsequent Events, for further information), and the fact that we had already other-than-temporarily written down the carrying value of such securities, we determined it was appropriate to classify these securities as current assets.

The following tables reconciles amortized cost at December 31, 2007, with fair value at September 30, 2008, for ARS classified as other long-term assets:

	Amortized Cost at 12/31/07	Sales or Redemptions of Securities at Par from 1/1/08 to 9/30/08	Temporary Decline of Fair Value of Other Long-Term Assets at 9/30/08	Transfers in from Current Marketable Securities Available-For- Sale at 9/30/08	Fair Value at 9/30/08 Based on Level 3
Other long-term assets(1)	$—	$—	$(545,912)	$3,432,099	$2,886,187

Total	$—	$—	$(545,912)	$3,432,099	$2,886,187

(1)	At September 30, 2008, with the continued decline of the global credit market and the sale and collapse of certain brokerage firms and banking institutions, we determined that certain of our ARS holdings at one brokerage firm were no longer considered current assets as there was a higher likelihood of redemption or refinancing occurring outside of a 12-month period; therefore, these ARS holdings were reclassified to other long-term assets. Aggregated fair value reported at September 30, 2008 for the ARS reclassified to other long-term assets was determined by our discounted cash flow model, which employed a liquidity discount ranging from three percent to six percent depending on the security type and included assumptions regarding future cash flows and the likelihood of the redemption or refinancing of such ARS. We also performed a sensitivity analysis by calculating fair value with a maturity of one year through five years. The interest rate utilized in the model was either LIBOR plus the spread, as indicated in the respective security prospectus, or the U.S. Treasury Department published average of the bond equivalent rates of the 91-day Treasury bills auctioned during the quarter ending September 30, 2008 (which was the Federal Family Education Loan Program special allowance rate for the quarter ending September 30, 2008) plus 120 basis points for the ARS collateralized by student loans. Using this methodology, we calculated aggregate fair value for these securities, which ranged between $3.6 million with a one-year maturity, $3.4 million with a two-year maturity and $2.9 million with a five-year maturity.

For the three months ended September 30, 2008, based on our discounted cash flow valuations and the fact that there were no announced plans and/or settlements by the brokerage firm with the SEC, state attorneys general and other state agencies to repurchase the ARS we reclassified as long-term assets, we lowered the carrying value of these securities by $0.5 million, which we determined to be temporary given the continued pressure of various government agencies on the credit markets and the continued announcements by brokerage firms to repurchase the ARS sold by such firms during certain time periods at par. At September 30, 2008, we ran the reduction in carrying value through our consolidated balance sheets in accumulated other comprehensive loss.

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

Common stock equivalents of options to purchase 2,581,376 shares of common stock and warrants to purchase 50,000 shares of common stock and common stock equivalents of options to purchase 2,039,324 shares of common stock and warrants to purchase 50,000 shares of common stock for the three months and nine months ended September 30, 2008 and 2007, respectively, are excluded from the calculations of diluted loss per share for all periods presented because the effect is non-dilutive.

4. Comprehensive Income (Loss)

We have applied SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). Comprehensive loss for the three months and nine months ended September 30, 2008 was $5,363,030 and $21,102,605, respectively. Comprehensive loss did not differ significantly from net loss for the three months and nine months ended September 30, 2007.

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

For the three months and nine months ended September 30, 2008 and 2007, share-based compensation expense related to stock options was recorded as a component of general and administrative expense and research and development expense. There were no stock option exercises during the three months and nine months ended September 30, 2008. As of September 30, 2008, there was $6.1 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.0 years.

The exercise price of stock options to purchase 11,000 and 615,540 shares of common stock granted during the three months and nine months ended September 30, 2008, respectively, was equal to market value on the date of grant and the share-based compensation expense for such stock options is reflected in operating results for the three months and nine months ended September 30, 2008. The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Risk free interest rate	2.88%	4.2%	3.00%	4.71%
Expected volatility of common stock	69.00%	69.00%	69.00%	69.00%
Dividend yield	0.00	0.00	0.00	0.00
Expected option term (in years)	4.0	4.0	4.0	4.0

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

As share-based compensation expense recognized in the accompanying consolidated statement of operations for the three months and nine months ended September 30, 2008 was based on stock option awards ultimately expected to vest, such expense should be reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have very few employees, our turnover has been minimal and our stock options vest monthly; therefore, we do not estimate any forfeitures in 2008 and will adjust our stock-based compensation expense should any forfeitures occur. The weighted-average fair value of each stock option granted during the three months and nine months ended September 30, 2008, estimated as of the grant date using the Black-Scholes option valuation model, was $1.71 and $2.37 per stock option, respectively, whereas the weighted-average fair value of each stock option granted during the nine months ended September 30, 2007 was $5.27 per stock option. There were no stock options granted during the three months ended September 30, 2007.

6. Income Taxes

We adopted the provisions of Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. As a result of the adoption of FIN 48, we had no cumulative effect adjustment, and therefore no change to the January 1, 2007 balance in retained earnings. At January 1, 2007, December 31, 2007 and September 30, 2008, we had no unrecognized tax benefits that, if recognized, would affect our effective income tax rate in future periods.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrued interest or penalties at December 31, 2007 and no accrued interest or penalties at September 30, 2008.

We are subject to taxation in the United States and various state jurisdictions. Our tax years for 2000 and forward are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows. At January 1, 2007 and September 30, 2008, we had net deferred tax assets of $37.1 million. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset our net deferred tax asset. Additionally, the future utilization of our NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. We have determined that an ownership change occurred on May 28, 2003 and September 2, 2004, in which approximately $0.5 million on each date, were estimated as the annual limitation. These limitations will result in the expiration of unused federal net operating loss carryforwards and federal tax credits in the amount of $8.8 million and $0.2 million, respectively. The January 1, 2007 net deferred tax asset was reduced by $3.3 million, with a corresponding reduction of the valuation allowance. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, for the three months and nine months ended September 30, 2008, we have not recorded any federal or state income tax benefit in our consolidated statement of operations.

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

A summary of the changes in stock options outstanding under the 2000 Plan and 2004 Plan during the three months ended September 30, 2008 is as follows:

	Stock Options	Weighted Average Exercise Price
Balance at December 31, 2007	1,990,078	$12.58
Granted	615,540	$4.40
Exercised	—	$—
Cancelled	(24,242)	$17.76

Balance at September 30, 2008	2,581,376	$10.59

The aggregate intrinsic value of stock options exercised, outstanding and exercisable during the three months and nine months ended September 30, 2008 was $0 in each case. Of the total stock options outstanding as of September 30, 2008, options to purchase 1,266,549 shares of common stock are exercisable, with a weighted average exercise price of $12.37 per share and a weighted average contractual life of 7.7 years.

Employee Stock Purchase Plan

Under the MediciNova, Inc. 2007 Employee Stock Purchase Plan (“ESPP”), 300,000 shares of our common stock have been reserved for issuance. The ESPP permits full-time employees to purchase our common stock through payroll deductions (which cannot exceed 15% of each employee’s compensation) at the lower of 85% of fair market value at the beginning of the offering period or the end of each six-month purchase period. The estimated fair value of each ESPP purchase is determined on the date the offering period begins using the Black-Scholes option valuation model. For the three and nine months ended September 30, 2008, 22,466 shares and 37,267 shares of common stock were issued, respectively. At September 30, 2008, 257,706 shares of common stock were available for future issuance under the ESPP.

9. Subsequent Events

Brokerage Firm ARS Repurchase Program

In August 2008, the brokerage firm through which we purchased the majority of our ARS investments entered into a settlement with the SEC, the New York Attorney General and other state agencies. Under the settlement, the brokerage firm agreed to arrange for the orderly repurchase of the ARS investments it had marketed over a period of time (“ARS Rights Offer”). We subsequently received the ARS Rights Offer from such firm in October 2008, pursuant to which the firm offered us the right to cause the brokerage firm to purchase the ARS investments purchased through such firm at par plus accrued but unpaid interest beginning June 30, 2010. The brokerage firm also offered to us a no net cost loan program (“ARS loan”), whereby we will be able to borrow up to 75 percent of the fair value of our ARS investments purchased through such firm, per their value determination, at an interest cost that would not exceed the interest being paid on the underlying ARS investments. On November 5, 2008, we accepted the ARS Rights Offer, and we intend to participate in the ARS loan. Although the ARS loan will be callable at any time by the brokerage firm, that firm has agreed to arrange for alternative financing on the same terms in the event it calls the loan absent our default.

Facility Lease Commitment

On October 3, 2008, we entered into a fourth amendment (“Lease Amendment”) of our lease agreement (“Lease”) with 4350 La Jolla Village LLC (“Landlord”), the successor in interest to CA-La Jolla II Limited Partnership. The Lease Amendment amends the Lease for the our headquarters located at 4350 La Jolla Village Drive, Suite 950, San Diego, California, 92122, and extends the Lease term for thirty additional months, from March 1, 2009 to August 31, 2011. The Lease Amendment provides that we will pay the Landlord a monthly base rent of $38,097.00 for the premises for the first twelve months, $40,002.00 for the second twelve months and $41,907.00 for the final six months.

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

We are a development stage company. We have incurred significant net losses since our inception. At September 30, 2008, from inception, our accumulated deficit was approximately $225.6 million, including $43.1 million of non-cash stock-based compensation charges related to employee stock-based compensation and founders’ warrants. We expect to incur substantial net losses for at least the next several years as we continue to develop certain of our existing product development programs, primarily MN-221 for the treatment of acute exacerbations of asthma, and over the long-term if we are successful in expanding our research and development programs and acquiring or in-licensing products, technologies or businesses that are complementary to our own.

Our pipeline includes six clinical-stage product candidates and two preclinical-stage product candidates. At present, we are focusing our resources on the development of the following two prioritized product development programs:

•

MN-221 for the treatment of acute exacerbations of asthma, for which we initiated a Phase IIb clinical trial in the first quarter of 2008 to determine the safety and efficacy of MN-221 in patients with severe, acute exacerbations of asthma, or status asthmaticus, in the emergency room and completed a Phase IIa clinical trial in the third quarter of 2008 to determine the safety and efficacy of MN-221 with more prolonged infusions and different infusion rates in patients with moderate to severe, but stable asthma; and

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

Beyond MN-221 for the treatment of acute exacerbations of asthma and MN-166 for the treatment of MS, the remainder of our pipeline will not be the subject of significant development activity, except as deemed necessary by management to maintain our license rights or maximize the value of such product candidates. We will pursue a variety of initiatives to monetize these product candidates. Our other product development programs consist of the following:

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

•	MN-246 for the treatment of urinary incontinence, for which we completed a Phase I clinical trial in the fourth quarter of 2006 and a Phase I food effects study in the first quarter of 2007;

•	MN-447 for the treatment of thrombotic disorders, which remains in preclinical development; and

•	MN-462 for the treatment of thrombotic disorders, which remains in preclinical development.

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

On March 31, 2008, we announced the initiation of a Phase IIb clinical trial for MN-221 in patients with severe, acute exacerbations of asthma, or status asthmaticus, by holding the investigators’ meeting for such study. This randomized, modified single-blind, placebo-controlled, dose escalation Phase IIb clinical trial, which is designed to determine the safety and efficacy of MN-221 in patients with severe, acute exacerbations of asthma will involve approximately 36 patients in three dose cohorts at eight emergency department clinical sites in the United States. Enrollment of patients in this Phase IIb clinical trial has been slower than we anticipated; however, we plan on holding an investigators’ meeting for a second, larger Phase IIb clinical trial in the first quarter of 2009. The successful completion of both of these Phase IIb clinical trials, the first of which is ongoing but somewhat delayed, as well as the successful completion of two planned Phase III clinical trials, are all conditions to the filing of a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, for this product candidate.

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

On September 9, 2008, we announced preliminary results of a completed Phase IIa clinical trial of MN-221 designed to determine the safety and efficacy of MN-221 with more prolonged infusions and different infusion rates in patients with moderate to severe, but stable asthma. The randomized, open-label, placebo-controlled Phase IIa clinical trial included 17 patients in two dose cohorts at four clinical sites in the United States. In one dosing cohort, each patient received MN-221 at a dose of 1,125 micrograms or placebo over one hour by continuous intravenous infusion. In the second dosing cohort, each patient received MN-221 at a dose of 1,080 micrograms or placebo over two hours by a continuous intravenous infusion. Based on a preliminary analysis of the study results, both infusion rates of MN-221 produced a clinically significant improvement in forced expiratory volume in one second, or FEV1. FEV1 results were expressed as “percent predicted” based on standard reference equations accounting for an individual’s race, gender, age and height. At the end of the one-hour infusion, FEV1 increased by an average of 17.5 percent predicted for MN-221 compared to an increase of three percent predicted for placebo. At the end of the two-hour infusion, FEV1 increased by an average of 12.1 percent predicted for MN-221 compared to an increase of 1.4 percent predicted for placebo. MN-221 was well tolerated by the patients who received either infusion rate of MN-221. There were no clinically significant safety concerns noted among the adverse events, electrocardiogram, or ECG, data, vital sign data or laboratory assessments collected during this clinical trial. Further review and analysis of the study results following the announcement have confirmed the reported preliminary results.

On September 18, 2008, we announced that data from the completed two-year Phase II clinical trial of MN-166 for the treatment of MS was presented in two presentations at the World Congress for Treatment and Research in MS, or WCTRIMS, held in Montreal, Canada.

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

Research and Development

Our research and development expenses primarily consist of costs incurred to further our research and development activities, including feasibility and toxicology studies, regulatory activities, licensing and preclinical and clinical development activities, for our product candidates. These research and development expenses include external costs, such as fees paid to external service providers to conduct clinical trials, develop, manufacture and test our product candidates and provide various other products and services related to our product development programs, and internal costs of compensation and other expenses for research and development personnel, supplies, materials, facility costs and depreciation.

To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Unallocated” category in the table below. We charge all research and development expenses to operations as incurred.

The following table summarizes our research and development expenses for the periods indicated (in thousands):

Product Candidate	Disease/Indication	Three months ended September 30,		Nine months ended September 30,
		2008	2007	2008	2007
MN-221	Acute exacerbations of asthma	$2,751	$1,169	$5,668	$3,325
MN-166	Multiple sclerosis	(171)	3,256	2,850	6,813
MN-001	Bronchial asthma	(41)	1,260	91	16,323
MN-001	Interstitial cystitis	7	184	32	358
MN-029	Solid tumors	179	684	748	4,127
MN-305	Generalized Anxiety Disorder/insomnia	—	1,182	11	5,218
MN-221	Preterm labor	1	66	95	1,001
MN-246	Urinary incontinence	1	144	(19)	1,634
MN-447	Thrombotic disorders	—	100	123	198
MN-462	Thrombotic disorders	—	30	5	87
Unallocated		774	594	2,219	1,645

Total research and development		$3,501	$8,669	$11,823	$40,729

As of the end of the second quarter of 2007, we determined to focus our resources on the development of our two prioritized product candidates, MN-221 for the treatment of acute exacerbations of asthma and MN-166 for the treatment of MS. However, following completion of all activities related to the Phase II clinical trial of MN-166 for the treatment of MS, we are not planning to pursue any further significant clinical development of MN-166 until such time that we secure a strategic collaboration to advance MN-166 into Phase III clinical development. In addition, we will limit our expenditures on the remainder of our existing product candidates to only those activities deemed necessary to maintain our license rights or maximize the value of such product candidates, if any, while pursuing a variety of initiatives to monetize such product candidates on appropriate terms.

Given the completion of the Phase II clinical trial for MN-166 for the treatment of MS in the second quarter of 2008, we anticipate that our research and development expenses will increase with respect to MN-221 in future periods as we continue development and launch clinical trials in support of potential commercialization of this product candidate and decrease with respect to MN-166 in future periods as we will limit expenditures on this product candidate to those development activities deemed necessary, if any, to maximize its value for purposes of securing a partner for Phase III clinical development. Beyond MN-221 and MN-166, we expect that research and development expenses will decrease or otherwise remain low for the remainder of our existing product candidates in future periods, as we will limit expenditures on these product candidates to those development activities deemed necessary, if any, to maintain our license rights or maximize their value for purposes of monetizing such product candidates.

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

Impairment Charge on Marketable Securities

Our impairment charge consists of loss recognized on our marketable securities available-for-sale as a result of other-than-temporary declines in the fair value of such securities. Our marketable securities available-for-sale consist of auction rate securities, or ARS, and are classified as current assets or long-term assets. All of our ARS had AAA ratings at the time they were acquired. ARS are generally long-term debt instruments that historically have provided liquidity through a “Dutch” auction process that resets the applicable interest rate at predetermined calendar intervals, typically seven, 28, 35 or 49 days. At September 30, 2007, the ARS market was functioning properly, we had no failed auctions and the fair value of our ARS portfolio was equivalent to its original purchase price. Through December 31, 2007, only our ARS consisting of private placement securities had experienced failed auctions. However, in February 2008, all of our ARS began experiencing failed auctions. Due to continued negative conditions in the global credit markets, a significant portion of our ARS investments have continued to fail at auction with few to no trades in either the primary or the secondary markets. As such, with the required adoption of SFAS No. 157 as of January 1, 2008, we determined the fair value of our ARS portfolio primarily on Level 3 criteria as prescribed by the accounting standard, which resulted in our reliance on a discounted cash flow model with assumptions related to interest rates, maturities and liquidity discounts determined by us based on the credit quality of the security, the credit quality of the associated insurer, if applicable, and the credit market outlook. Prior to September 30, 2008, we deemed the reduction in the overall fair value of our ARS portfolio to be other-than-temporary and recorded the $3.3 million charge in our consolidated statements of operations due to the continued illiquidity of the ARS market, the uncertainty of when and if liquidity will return to the overall ARS market and the timing of when we may be required to liquidate our ARS for operating purposes. However, in August 2008, the brokerage firm through which we purchased the ARS investments classified as current marketable securities available-for-sale entered into a settlement with the SEC, New York Attorney General and other state agencies, pursuant to which the brokerage firm agreed to arrange for the orderly repurchase of the ARS investments it had marketed over a period of time, or ARS Rights Offer. We subsequently received the ARS Rights Offer from such firm in October 2008, pursuant to which the firm offered us the right to cause the brokerage firm to purchase the ARS investments purchased through such firm at par plus accrued but unpaid interest beginning June 30, 2010. The brokerage firm also offered to us a no net cost loan program, or ARS loan, whereby we will be able to borrow up to 75 percent of the fair value of our ARS investments purchased through such firm, based on their value determination, at an interest cost that would not exceed the interest being paid on the underlying ARS investments.

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

In June 2007, the Financial Accounting Standards Board, or FASB, ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 was effective for fiscal years beginning after December 15, 2007. Effective January 1, 2008, we adopted EITF 07-3, which resulted in no impact to our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows an entity to voluntarily choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, we adopted SFAS No. 159, which resulted in no impact to our consolidated financial statements as we did not elect to measure any eligible financial assets or liabilities at fair value.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2008 and 2007

Revenues

There were no revenues for the three months ended September 30, 2008 or September 30, 2007.

Research and Development

Research and development expenses for the three months ended September 30, 2008 were $3.5 million, a decrease of $5.2 million when compared to $8.7 million for the three months ended September 30, 2007. The decrease in research and development expenses primarily resulted from our business decision to focus on the development of our two prioritized assets, MN-221 for the treatment of acute exacerbations of asthma and MN-166 for the treatment of MS. This decrease in research and development expenses primarily included a decrease of $3.4 million due to the completion of the two-year Phase II clinical trial for MN-166 for the treatment of MS, a decrease of $1.3 million related to the termination of a Phase III clinical trial for MN-001 for the treatment of bronchial asthma, a decrease of $1.2 million related to the ceased clinical development of MN-305 for the treatment of Generalized Anxiety Disorder/insomnia and a decrease of $0.9 million primarily related to the ceased clinical development of MN-029 for the treatment of solid tumors, offset by an increase of $1.6 million in program development costs primarily related to the conduct of Phase II clinical trials for MN-221 for the treatment of acute exacerbations of asthma.

General and Administrative

General and administrative expenses were $2.2 million for the three months ended September 30, 2008, a decrease of $0.5 million when compared to $2.7 million for the three months ended September 30, 2007. The decrease was primarily due to a $0.2 million decrease in stock-based compensation and a $0.3 million decrease in corporate expenses related to fees paid to third-party consultants.

We anticipate that our general and administrative expenses may increase in future periods if we are required to expand our infrastructure based on the success of our current prioritized product development programs and in raising capital to support those and other development programs or otherwise in connection with increased business development activities related to partnering, out-licensing or disposition of our product candidates other than MN-221.

Impairment Charge on Marketable Securities

For the three months ended September 30, 2008, we did not record an additional other-than-temporary write-down of the carrying value of our ARS. We determined that the carrying value of our ARS classified as current marketable securities available-for-sale approximated fair value at September 30, 2008 based upon an analysis of these ARS on a security-by-security basis, the ARS Rights Offer and the continued intervention and monitoring of various government agencies of the credit markets. In addition, at September 30, 2008, given the existence of ARS Rights Offer associated with our ARS classified as current marketable securities available-for-sale and the fact that we had already other-than-temporarily written down the carrying value of these ARS, we determined that it was appropriate to classify these securities as current assets. However, our ARS not associated with the ARS Rights Offer were determined to be long-term in nature and therefore classified as other long-term assets. For the three months ended September 30, 2008, we determined that our ARS classified as other long-term assets had experienced a temporary decline in market value of $0.5 million, which we recorded in accumulated other comprehensive loss in the consolidated balance sheets based upon an analysis of these ARS on a security-by-security basis and our assumptions on when liquidity would return for these securities. At September 30, 2008, the fair value of our ARS classified as current marketable securities available-for-sale, which consisted primarily of government-guaranteed student loan securities, was $24.4 million, and the fair value of our ARS classified as other long-term assets, which consisted of private placement securities, a municipal bond and student loan securities, was $2.9 million.

Foreign Exchange Loss

The Phase II clinical trial for MN-166 for the treatment of MS was conducted in Eastern Europe. At the time we entered into the euro-denominated contract with the contract research organization, or CRO, selected to manage this clinical trial on our behalf, the U.S. dollar to euro conversion rate had remained fairly constant; therefore, we did not enter into a hedging program to mitigate our foreign exchange exposure. At September 30, 2007, the conversion rate was approximately 1.30 U.S. dollars for each euro, which approximated the conversion rate at the time we entered into the contract. With the overall downturn in the U.S. financial markets in the first half of 2008, the conversion rate was approximately 1.60 U.S. dollars during the six months ended June 30, 2008. However, at September 30, 2008, the conversion rate was approximately $1.44 U.S. dollars for each euro, and we determined that the accrued liability related to this clinical research contract was overstated, including the associated foreign exchange loss previously recorded during the six months ended June 30, 2008. Therefore, at September 30, 2008, we trued-up the foreign exchange loss associated with this contract, which resulted in a reversal of $0.5 million of foreign exchange loss.

Interest Income

Interest income primarily consisted of income earned on our cash and investment balances and totaled $0.4 million for the three months ended September 30, 2008, a decrease of $0.7 million when compared to $1.1 million for the three months ended September 30, 2007. The decrease was primarily due to a decrease of our investment balances, and a decrease in interest rates on certain of our ARS due to lower interest rate resets on these securities as a result of continued failed auctions.

Comparison of the Nine months ended September 30, 2008 and 2007

Revenues

There were no revenues for the nine months ended September 30, 2008 or September 30, 2007.

Research and Development

Research and development expenses for the nine months ended September 30, 2008 were $11.8 million, a decrease of $28.9 million when compared to $40.7 million for the nine months ended September 30, 2007. The decrease in research and development expenses primarily resulted from our business decision to focus on the development of our two prioritized assets, MN-221 for the treatment of acute exacerbations of asthma and MN-166 for the treatment of MS. This decrease in research and development expenditures primarily included a decrease of $16.2 million related to the termination of a Phase III clinical trial for MN-001 for the treatment of bronchial asthma, a decrease of $5.2 million related to the ceased clinical development of MN-305 for the treatment of Generalized Anxiety Disorder/insomnia, a decrease of $4.0 million due to the completion of the two year Phase II clinical trial for MN-166 for the treatment of MS, and a decrease of $5.8 million related primarily to MN-029 for the treatment of solid tumors, MN-221 for the treatment of preterm labor and MN-246 for the treatment of urinary incontinence, offset primarily by a net increase of $2.3 million related to the conduct of Phase II clinical trials for MN-221 for the treatment of acute exacerbations of asthma.

General and Administrative

General and administrative expenses were $7.0 million for the nine months ended September 30, 2008, a decrease of $1.7 million when compared to $8.7 million for the nine months ended September 30, 2007. The decrease was primarily due to a $1.0 million decrease in stock-based compensation and a $0.7 million decrease related to reduced administrative headcount and fees paid to third-party consultants.

Impairment Charge on Marketable Securities

For the nine months ended September 30, 2008, we recorded a $3.3 million write-down of the carrying value of our ARS based upon an analysis of the fair value of our entire ARS portfolio conducted on a security-by-security basis, the outlook of the ARS market and the timing on when we may be required to liquidate our ARS for operating purposes. The $3.3 million decline in the market value of our entire ARS portfolio was previously booked in the first six months of 2008, and we took the charge into operations as we considered the decline to be other-than-temporary. During the three months ended September 30, 2008, many brokerage firms announced plans or entered into settlements with the SEC, state attorneys general and other state agencies to buy-back ARS at par, including the ARS Rights Offer made to us by the brokerage firm through which we purchased a majority of our ARS investments. As such, based on our discounted cash flow model valuations, the existence of the ARS Rights Offer and the continued intervention and monitoring of various government agencies of the credit markets, we determined that there was no further decline in the market value of our ARS classified as current marketable securities available-for-sale. For our ARS classified as long-term assets, we determined that there was a further decline of $0.5 million in the market value of these securities based on our discounted cash flow valuations and our underlying assumptions as to when liquidity would return for these securities. We considered the decline in market value associated with these long-term assets to be temporary; therefore, we ran the reduction in carrying value through accumulated other comprehensive loss in our consolidated balance sheets.

Foreign Exchange Loss

At September 30, 2007, the conversion rate was approximately 1.30 U.S. dollars for each euro, which approximated the conversion rate at the time we entered into the contract with the CRO managing our Phase II clinical trial for MN-166 for the treatment of MS. With the overall downturn in the U.S. financial markets, the conversion rate was approximately 1.60 U.S. dollars for each euro through the six months ended June 30, 2008. However, at September 30, 2008, the conversion rate was approximately $1.44 U.S. dollars for each euro, and we determined that the accrued liability related to this clinical research contract was overstated, including the associated foreign exchange loss previously recorded during the six months ended June 30, 2008. As a result, at September 30, 2008, we trued-up the foreign exchange loss associated with this contract, which resulted in a $0.1 million foreign exchange loss related to the revaluation of our euro-denominated liabilities for the nine months ended September 30, 2008.

Interest Income

Interest income primarily consisted of income earned on our cash and investment balances and totaled $1.7 million for the nine months ended September 30, 2008, a decrease of $1.8 million when compared to $3.5 million for the nine months ended September 30, 2007. The decrease was primarily due to a decrease in our investment balances, partially offset by an overall year-to-date net increase in interest rates on certain of our ARS due to interest rate resets on these securities as a result of continued failed auctions.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private placement of our equity securities, the public sale of our common stock and the exercise of founders’ warrants, net of treasury stock repurchases. Through September 30, 2008, we received estimated net proceeds of $201.3 million from the sale of equity securities and warrant and stock option exercises as follows:

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

At September 30, 2008, we had approximately $47.5 million in cash, cash equivalents and current marketable securities available-for-sale, as compared to $70.6 million at December 31, 2007. Our current marketable securities available-for-sale, which totaled approximately $24.4 million at September 30, 2008, are ARS which principally consist of interests in government-guaranteed student loans. None of the underlying collateral for our ARS consisted of subprime mortgages or collateralized debt obligations. Through the nine months ended September 30, 2008, we other-than-temporarily lowered the carrying value of our entire ARS portfolio by $3.3 million to reflect the reduced market value of our ARS due to continued failed auctions for such securities. We took a $3.3 million impairment charge, which we recorded as a realized loss in our consolidated statements of operations, because management determined that the decline in the market value of the ARS was other-than-temporary given the continued illiquidity of the ARS market and the uncertainty of when or if liquidity will return to the ARS market. In addition, through the nine months ended September 30, 2008, we temporarily lowered the market value of our ARS classified as other long-term assets by $0.5 million given our discounted cash flow valuations and assumptions as to when liquidity would return for these securities.

In August 2008, the brokerage firm through which we purchased the majority of our ARS investments entered into a settlement with the SEC, New York Attorney General and other state agencies, pursuant to which the firm agreed to arrange for the repurchase of the ARS investments it had marketed and sold over a certain period of time, or ARS Rights Offer. This brokerage firm subsequently presented the ARS Rights Offer to us in October 2008, by which it offered us the right to cause the brokerage firm to purchase the ARS investments purchased through that firm at par plus accrued but unpaid interest beginning June 30, 2010. The brokerage firm also offered to us a no net cost loan program, or ARS loan, whereby we will be able to borrow up to 75 percent of the fair value of our ARS investments purchased through such firm, based on their valuation, at an interest cost that would not exceed the interest being paid on the underlying ARS investments. On November 5, 2008, we accepted the ARS Rights Offer, and we intend to participate in the ARS loan. Although the ARS loan will be callable at any time by the brokerage firm, the firm has agreed to arrange for alternative financing on the same terms in the event it calls the loan absent our default. There can be no assurance, however, that the ARS loan will ultimately be funded or that the brokerage firm will be able to arrange alternative financing on satisfactory terms, or at all, in the event that it wishes to call our ARS loan if and when such loan is funded.

We will continue to closely monitor our ARS investments, as the liquidity of such marketable securities available-for-sale could impact our ability to fund our operations if we are unable to liquidate such securities or otherwise obtain capital to fund our operations. In the event that the credit crisis continues to worsen and the ARS market remains illiquid, we may not be able to recover the full value of our ARS investments should we determine it is necessary to liquidate any such securities. Further, in such event we may not be able to borrow the maximum available amount under the ARS loan or, if we have borrowed the maximum available amount, maintain such loan outstanding.

Net cash used in operating activities decreased to $17.3 million for the nine months ended September 30, 2008 from $38.7 million for the nine months ended September 30, 2007. The decrease was primarily due to a reduction in spending on research and development on certain of our product development programs, as we focused our resources on the development of our prioritized product candidates, MN-221 and MN-166. Net cash provided by investing activities for the nine months ended September 30, 2008 was $21.6 million and primarily consisted of the sale of certain of our ARS. Net cash provided by financing activities was less than $0.1 million for the nine months ended September 30, 2008 and primarily consisted of cash receipts from the purchase of common stock under our employee stock purchase program.

We have consumed substantial amounts of capital since our inception. We do not have any material commitments for capital expenditures, and we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2008 will be sufficient to fund our anticipated operating requirements, at a minimum, through September 30, 2009. We may require significant additional financing in the future to fund our operations.

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

All of our marketable securities are classified as available-for-sale and reported on the balance sheet at fair value as current assets or long-term assets. Our marketable securities consist of ARS, all of which had AAA ratings at the time of purchase. At September 30, 2008, we held $24.4 million of ARS classified as current marketable securities available-for-sale, consisting primarily of government-guaranteed student loan securities, and $2.9 million of ARS classified as other long-term assets, consisting primarily of private placement securities. Our ARS are debt instruments with long-term maturities in which the interest rates are reset in short intervals through “Dutch” auctions by matching buyers and sellers. The recent conditions in the global credit markets have prevented most investors, including ourselves, from liquidating certain holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for the securities. If there is insufficient demand for the securities at the time of the “Dutch” auction, the auction may not be completed and the interest rates may be reset to the maximum interest rate applicable to the specific securities being auctioned as per the official statement issued at the initial bond sale. In general, when auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or the securities are redeemed or mature.

If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we are required to adjust the carrying value of the investment through an impairment charge. With the continued uncertainty as to when liquidity will return to the overall ARS market, the downgrade of the credit quality of certain of our ARS insurers and the fact that auctions of our ARS have continued to fail, we considered the decline in fair value of such marketable securities as other-than-temporary during the first six months of 2008. For the nine months ended September 30, 2008, we recorded a $3.3 million impairment charge related to our entire ARS portfolio in our consolidated statements of operations. During the three months ended September 30, 2008, we determined that the ARS classified as long-term assets had temporarily declined in fair value by $0.5 million, and we recorded the decline in market value in accumulated other comprehensive loss in the consolidated balance sheets. At September 30, 2008, the carrying value of our ARS classified as current marketable securities available-for-sale was $24.4 million, and the carrying value of our ARS classified as long-term assets was $2.9 million.

Through September 30, 2008, we successfully liquidated $16.7 million of ARS at par value, which we reinvested in cash equivalents. As a result, we believe that we have sufficient capital to fund operations at least through the third quarter of 2009. In addition, in August 2008, the brokerage firm through which we purchased the majority of our ARS investments entered into a settlement with the SEC, New York Attorney General and other state agencies. Under the settlement, that brokerage firm agreed to arrange for the orderly repurchase of the ARS investments it had marketed over a period of time, or the ARS Rights Offer. This brokerage firm subsequently made the ARS Rights Offer to us in October 2008, by which it offered us the right to cause the brokerage firm to purchase the ARS investments purchased through that firm at par plus accrued but unpaid interest beginning June 30, 2010. The brokerage firm also offered to us a no net cost loan program, or ARS loan, whereby we will be able to borrow up to 75 percent of the fair value of our ARS investments purchased through such firm, based on their valuation, at an interest cost that would not exceed the interest being paid on the underlying ARS investments. On November 5, 2008, we accepted the ARS Rights Offer, and we intend to participate in the ARS loan. Although the ARS loan will be callable at any time by the brokerage firm, that firm has agreed to arrange for alternative financing on the same terms in the event it calls the loan absent our default. There can be no assurance, however, that the ARS loan will ultimately be funded or that the brokerage firm will be able to arrange alternative financing on satisfactory terms, or at all, in the event that it wishes to call our ARS loan if and when such loan is funded.

We will continue to closely monitor the market and evaluate our ARS portfolio on an ongoing basis, and we will adjust the carrying value of the investments through an impairment charge recorded as realized loss in our consolidated statements of operations should any further decline in market value be considered other-than- temporary. Any liquidity issues in the credit markets that extend into 2009 or beyond could adversely affect our business in the event that we are unable to borrow the maximum available amount under the ARS loan, successfully consummate the repurchase by the brokerage firm of our ARS subject to the ARS Rights Offer or otherwise obtain capital to fund our operations.

Foreign Currency Rate Fluctuations

We were exposed to foreign currency exchange rate risk with respect to the Phase II clinical trial for MN-166 for the treatment of MS, which we recently completed in Eastern Europe. We currently do not hedge our currency exchange rate risk; therefore, we are exposed to the fluctuations in the value of the U.S. dollar against the euro. The effects of changes in exchange rates between the U.S. dollar and euro denominated transactions are recorded as foreign currency transaction gain (loss) as a separate component of net loss. At September 30, 2008, a hypothetical 100 basis point change in the exchange rate would not have a material impact on our consolidated financial statements.

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

•

delays in the commencement, enrollment or completion of clinical testing for either of our prioritized product candidates, or significant issues regarding the adequacy of our clinical trial designs or the execution or success of our clinical trials, could result in increased costs to us and delay, limit or prevent our ability to complete clinical testing and obtain regulatory approval;

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

•

we will require substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development programs and commercialization effort; and

•

recent turmoil in the financial markets has adversely affected the liquidity of our investments in auction rate securities, or ARS, and may have an adverse effect upon our ability to raise capital to fund our operations.

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

We are a development-stage biopharmaceutical company with a limited operating history. We have incurred significant net losses since our inception. For the three and nine months ended September 30, 2008, we had a net loss of $4.8 million and $20.5 million, respectively. At September 30, 2008, our accumulated deficit was approximately $225.6 million. If we are successful in raising additional capital to support such expansion, our annual net losses may increase over the next several years as we expand our infrastructure and incur significant costs related to the development of our product candidates.

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

We currently have no products for sale, and we cannot guarantee that we will ever have any drug products approved for sale. The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries with regulations differing from country to country. We are not permitted to market any of our product candidates in the United States until we receive approval of a New Drug Application, or NDA, for a product candidate from the FDA or its foreign equivalent from a foreign regulatory authority. Obtaining FDA approval is a lengthy, expensive and uncertain process. We currently have two prioritized product candidates, MN-221 for the treatment of acute exacerbations of asthma and MN-166 for the treatment of MS, and the success of our business currently depends on their successful development and commercialization. Both of these product candidates are in clinical development; therefore, we have not submitted an NDA or foreign equivalent or received marketing approval for either of these two prioritized product candidates. In addition, we are not currently planning to pursue any further significant clinical development of MN-166 for the treatment of MS following completion of the Phase II clinical trial until such time that we are able to secure a strategic collaboration to advance MN-166 into Phase III development, which may delay or impede the process of completing clinical trials and seeking regulatory approval for this product candidate.

The clinical development programs for MN-221 and MN-166 may not lead to commercial products for a number of reasons, including if we fail to obtain necessary approvals from the FDA or similar foreign regulatory authorities because our clinical trials fail to demonstrate to their satisfaction that these product candidates are safe and effective. We may also fail to obtain the necessary approvals if we have inadequate financial or other resources to advance our product candidates through the clinical trial process. Any failure or delay in completing clinical trials or obtaining regulatory approval for either MN-221 or MN-166 in a timely manner would have a material and adverse impact on our business and our stock price.

In order to commercialize a therapeutic drug successfully, a product candidate must receive regulatory approval after the successful completion of clinical trials, which are long, complex and costly, have a high risk of failure and can be delayed or terminated at any time.

Our product candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is costly, time-consuming, uncertain and subject to unanticipated delays. To receive regulatory approval for the commercial sale of any of our product candidates, we must conduct, at our own expense, adequate and well-controlled clinical trials in human patients to demonstrate the efficacy and safety of the product candidate. Clinical testing is expensive, takes many years and has an uncertain outcome. To date, we have obtained regulatory authorization to conduct clinical trials for eight of our product development programs. Investigational New Drug Applications, or INDs, were approved and are active for seven of our product candidates. We also obtained five Clinical Trial Authorizations, or CTAs, which are the equivalent of a U.S. IND, to conduct the completed Phase II clinical trial for MN-166 in patients with MS in five countries in Eastern Europe and obtained two CTAs in Canada to conduct the two completed Phase I clinical trials for MN-246 in healthy subjects.

It may take years to complete the clinical development necessary to commercialize a drug, and delays or failure can occur at any stage, which may result in our inability to market and sell any products derived from any of our product candidates that are ultimately approved by the FDA or foreign regulatory authorities. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing. For example, in October 2007, we announced that our Phase IIa clinical trial of MN-305 for the treatment of insomnia failed to achieve statistical significance in its primary endpoint; as a result, we are no longer pursuing the development of MN-305 for the treatment of insomnia. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization. Interim results of clinical trials do not necessarily predict final results, and success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials even after promising results in earlier clinical trials. In addition, any delays in completing clinical trials or the rejection of data from a clinical trial by a regulatory authority will result in increased development costs and could have a material adverse effect on the development of the impacted product candidate.

In connection with the conduct of clinical trials for each of our product candidates, we face many risks, including the risks that:

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

If we do not successfully complete clinical development of our product candidates, we will be unable to obtain regulatory approval to market products and generate revenues from such product candidates. We may also fail to obtain the necessary regulatory approvals if we have inadequate financial or other resources to advance our product candidates through the clinical trial process. In addition, even if we believe that the preclinical and clinical data are sufficient to support regulatory approval for a product candidate, the FDA and foreign regulatory authorities may not ultimately approve such product candidate for commercial sale in any jurisdiction, which would limit our ability to generate revenues and adversely affect our business.

Delays in the commencement or completion of clinical trials, or significant issues regarding the adequacy of our clinical trial designs or the execution of our clinical trials, could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

If we experience delays in the commencement or completion of our clinical trials, we could incur significantly higher product development costs and our ability to obtain regulatory approvals for our product candidates could be delayed or limited. The commencement and completion of clinical trials requires us to identify and maintain a sufficient number of study sites and enroll a sufficient number of patients at such sites. We do not know whether enrollment in our ongoing and planned clinical trials for our product candidates will be completed on time, or whether our additional planned and ongoing clinical trials for our product candidates will be completed on schedule, if at all.

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

•

our failure or inability, or the failure or inability of our CRO, clinical trial site staff or other third party service providers involved in the clinical trial, to conduct clinical trials in accordance with regulatory requirements or our clinical protocols;

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

Additionally, changes in regulatory requirements and guidance may occur or new information regarding the product candidate or the target indication may emerge, and we may need to perform additional, unanticipated non-clinical or clinical testing of our product candidates or amend clinical trial protocols to reflect these changes. Any additional unanticipated testing would add costs and could delay or result in the denial of regulatory approval for a product candidate. Amendments may require us to resubmit our clinical trial protocols to institutional review boards for reexamination, which may delay or otherwise impact the costs, timing or successful completion of a clinical trial.

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

We have consumed substantial amounts of capital since our inception. From our inception to September 30, 2008, we had an accumulated deficit of $225.6 million. Our cash and marketable securities totaled approximately

$47.5 million at September 30, 2008. We intend to manage our product development programs such that our existing cash, cash equivalents and marketable securities as of September 30, 2008 will be sufficient to meet our operating requirements through at least September 30, 2009. We have based this estimate on assumptions that may prove to be wrong, and we could spend our available financial resources faster than we currently expect. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our securities, debt financings or licensing transactions, involving all or a portion of our product candidates, to the extent we are able to do so. We may not be successful in obtaining strategic collaboration agreements or in receiving milestone or royalty payments under such agreements. We cannot be certain that additional sources of capital will be available to us on acceptable terms, or at all. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations, as well as covenants and specific financial terms that may restrict our ability to operate our business. If sources of capital are not available, we may not be in a position to pursue present or future business opportunities that require financial commitments, and we may be required to terminate, delay or reduce the scope of one or more of our product development programs; delay establishing sales and marketing capabilities or other activities to commercialize a product candidate; curtail our efforts to acquire new product candidates; or relinquish some or even all rights to our product candidates.

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

Negative conditions in the global credit markets may impair further the liquidity of our investment portfolio.

We hold marketable securities available-for-sale consisting of auction rate securities, or ARS, which we classify as current assets or long-term assets. All of our ARS had AAA ratings at the time they were acquired. ARS are generally long-term debt instruments that historically have provided liquidity through a “Dutch” auction process that resets the applicable interest rate at predetermined calendar intervals, typically seven, 28, 35 or 49 days. At September 30, 2007, the ARS market was functioning properly and no failed auctions had occurred. The negative conditions in the global credit markets, however, have caused us to experience failed ARS auctions. At December 31, 2007, only our ARS consisting of private placement securities had experienced failed auctions; however, beginning in February 2008, all of our ARS began experiencing failed auctions. As a result, we have been prevented from liquidating certain of our ARS investments. At September 30, 2008, we held $24.4 million of ARS, consisting primarily of government-guaranteed student loans, which are classified as current marketable securities available-for-sale; and we held $2.9 million of ARS, consisting of private placement securities, a municipal bond and student loan securities, which are classified as other long-term assets. Through September 30, 2008, we successfully liquidated $16.7 million of ARS at par value, which we reinvested in cash equivalents. During the first six months of 2008, with the continued uncertainty as to when or if liquidity will return to the overall ARS market, the downgrade of the credit quality of certain of our ARS insurers and the continued failure of auctions for our ARS, we considered the decline in fair value as other-than-temporary. As a result, for the nine months ended September 30, 2008, we recorded a $3.3 million impairment charge related to our ARS in our consolidated statements of operations. In addition, during the nine months ended September 30, 2008, we recorded in accumulated other comprehensive loss in our consolidated balance sheets a $0.5 million temporary decline in the market value of our ARS classified as other long-term assets.

In August 2008, the brokerage firm through which we purchased the majority of our ARS investments entered into a settlement with the SEC, New York Attorney General and other state agencies. Under the settlement, that brokerage firm agreed to arrange for the orderly repurchase of the ARS investments it had marketed over a certain time period, or ARS Rights Offer. This brokerage firm subsequently made an ARS Rights Offer to us in October 2008, by which it offered us the right to cause the brokerage firm to purchase the ARS investments purchased through that brokerage firm at par plus accrued but unpaid interest beginning June 30, 2010. The brokerage firm also has offered to us a no net cost loan program, or ARS loan, whereby we will be able to borrow up to 75 percent of the fair value of our ARS investments purchased through such brokerage firm at an interest cost that would not exceed the interest being paid on the underlying ARS investments. Although the ARS loan will be callable at any time by the brokerage firm, that brokerage firm has agreed to arrange for alternative financing on the same terms in the event it calls the loan absent our default. There can be no assurance, however, that the brokerage firm will be able to arrange alternative financing on satisfactory terms, or at all, in the event that it wishes to call our loan if and when such loan is funded.

We will continue to closely monitor our ARS investments and evaluate the need to further adjust the carrying value of our investments on an ongoing basis. In the event that the credit crisis continues to worsen and the ARS market remains illiquid, we may not be able to recover the full value of our ARS investments should we determine it is necessary to liquidate any such securities or in the event that the brokerage firm offering the ARS Rights Offer to us fails to consummate the offer and repurchase our ARS subject to such offer at par value. Further, we may not be able to borrow the maximum available amount under the ARS loan or, if we have borrowed the maximum available amount, maintain such loan outstanding. Any liquidity issues in the credit markets that extend into 2009 and beyond could adversely affect our business in the event that we are unable to obtain and maintain the capital necessary to fund our operations.

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

If we fail to comply with applicable regulatory requirements in the United States or other countries, among other things, we may be subject to fines and other civil penalties, delays in approving or failure to approve a product, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, interruption of manufacturing or clinical trials, injunctions and criminal prosecution, any of which would harm our business.

We rely on third parties to conduct our clinical trials, and we may incur additional development costs, experience delays in the commencement and completion of clinical trials, and be unable to obtain regulatory approval for or commercialize our product candidates on our anticipated timeline if these third parties do not successfully carry out their contractual duties or meet expected deadlines.

We rely on CROs, medical institutions, clinical investigators, contract laboratories and other service providers to conduct our clinical trials, which includes the collection, monitoring, analysis and reporting of clinical data. Although we design and manage our current clinical trials to ensure that each clinical trial is conducted in accordance with its investigational plan and protocol, we do not have the ability to conduct all aspects of our clinical trials directly for our product candidates. In the course of clinical development, we have contracted and will continue to contract with a number of these organizations, including: Accelsiors CRO and Consultancy Services of Budapest, Hungary; PRA International of Raleigh, North Carolina; Fulcrum Pharma Developments, Inc. of Durham, North Carolina; Paragon Biomedical, Inc. of Irvine, California; Quintiles, Inc. of Morrisville, North Carolina; PharmaNet, Inc. of Princeton, New Jersey; and Synteract, Inc. of Carlsbad, California.

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

We do not yet have agreements established regarding commercial supply of any of our product candidates and may not be able to establish or maintain commercial manufacturing arrangements on commercially reasonable terms for any of our product candidates. In particular, pursuant to our license agreement with Kissei Pharmaceutical Co., Ltd., Kissei Pharmaceutical has the exclusive right to manufacture the commercial supply of the active pharmaceutical ingredient, or API, for MN-221. Therefore, we will need to successfully negotiate a commercial supply agreement with Kissei Pharmaceutical on commercially reasonable terms, or another third-party manufacturer in the event that we are unable to reach agreement with Kissei Pharmaceutical, in order to manufacture the API for MN-221 on a commercial scale if MN-221 is approved by the FDA or other regulatory authorities for commercial sale. We will also need to successfully negotiate a supply agreement with a third-party manufacturer on commercially reasonable terms in order to manufacture the finished product of MN-221. Any problems or delays we experience in preparing for commercial-scale manufacturing of a product candidate may result in a delay in FDA approval of the product candidate or may impair our ability to manufacture commercial quantities, which would adversely affect our business. For example, our manufacturers will need to produce specific batches of a product candidate to demonstrate acceptable stability under various conditions and for commercially viable lengths of time. We and our third-party manufacturers will need to demonstrate to the FDA and other regulatory authorities this acceptable stability data for the product candidate, as well as validate methods and manufacturing processes, in order to receive regulatory approval to commercialize such product candidate.

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

Our manufacturers are obligated to operate in accordance with FDA-mandated commercial good manufacturing practices, or cGMPs, and, in some cases, International Convention on Harmonization, or ICH, standards. A failure of any of our third-party manufacturers to establish and follow cGMPs and/or ICH standards and to document their adherence to such practices may lead to significant delays in clinical trials, obtaining regulatory approval of product candidates or the ultimate launch of our products into the market. In addition, changing third-party manufacturers is difficult. For example, a change in third-party manufacturer for a particular product candidate requires re-validation of the manufacturing processes and procedures in accordance with cGMPs, which may be costly and time-consuming and, in some cases, our manufacturers may not provide us with adequate assistance to transfer the manufacturing processes and procedures for our product candidates to new manufacturers or may possess intellectual property rights covering parts of these processes or procedures for which we may need to obtain a license. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of regulatory approvals, seizures or recalls of products, operating restrictions and criminal prosecutions.

We may not be able to manufacture our product candidates in commercial quantities, which would prevent us from commercializing our product candidates.

To date, our product candidates have been manufactured in small quantities for preclinical studies and clinical trials. If any of our product candidates is approved by the FDA or comparable regulatory authorities in other countries for commercial sale, we will need to manufacture such product candidate in larger quantities. We may not be able to increase successfully the manufacturing capacity for any of our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to increase successfully the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply. Our product candidates require precise, high quality manufacturing. Our failure to achieve and maintain these high manufacturing standards in collaboration with our third-party manufacturers, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could harm our business, financial condition and results of operations.

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

Even if one of our product candidates is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product by physicians, healthcare professionals and third-party payors and our profitability and growth will depend on a number of factors, including:

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

Uncertainty exists as to the coverage and reimbursement status of newly approved medical products and services and newly approved indications for existing products. Third-party payors may conclude that our products are less safe, less clinically effective or less cost-effective than existing products, and third-party payors may not approve our products for coverage and reimbursement. If we are unable to obtain adequate coverage of and reimbursement for our products from third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them. Such reduction or limitation in the use of our products could cause our sales to suffer. Even if third-party payors make reimbursement available, payment levels may not be sufficient to make the sale of our products profitable.

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

If and when we acquire or license new product candidates, our success will depend on our ability to attract, retain and motivate highly qualified management and scientific personnel to manage the development of these new product candidates. In particular, our product development programs depend on our ability to attract and retain highly experienced clinical development and regulatory personnel. We face competition for experienced scientists and other technical and professional personnel from numerous companies and academic and other research institutions. Competition for qualified personnel is particularly intense in the San Diego, California area, where our corporate headquarters is located. Our short operating history and the uncertainties attendant to being a development-stage biopharmaceutical company could impair our ability to attract and retain personnel and impede the achievement of our development and commercialization objectives. In addition, we have scientific and clinical advisors who assist us in our product development and clinical strategies. These third parties are not our employees and may have commitments to, or contracts with, other entities that may limit their availability to us, or may have arrangements with other companies to assist in the development of products that may compete with our product candidates.

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

We may be sued for product liability, which could result in substantial liabilities that exceed our available resources and damage our reputation.

The development and commercialization of drug products entails significant product liability risks. Liability claims may arise from use of any of our product candidates in clinical trials and the commercial sale of any approved products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

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

As of November 5, 2008, we had 27 employees, of whom 25 were full-time employees, one was a part-time employee and one was an intern. We will need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. For example, we may hire additional personnel in clinical development, regulatory affairs and business development to further strengthen our core competencies or choose to develop sales, marketing and distribution capabilities for certain of our product candidates. Our need to effectively manage our operations, growth and product development programs requires that we:

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

As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002, as well as rules and regulations implemented by the SEC, The Nasdaq Stock Market, or Nasdaq, and the Osaka Securities Exchange, or OSE, and incur significant legal, accounting and other expenses as a result. These rules impose various requirements on public companies, including requiring the establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time- consuming and costly. For example, it may be more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. As a result, we are required to perform an evaluation of our internal control over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of the Sarbanes-Oxley Act. Our efforts to comply with Section 404 and related regulations have required, and continue to require, the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal control over financial reporting and all other aspects of Section 404 applicable to us, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to sanctions or investigations by Nasdaq, the SEC, the OSE or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

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

For our licensed patents, it is our policy to consult with our licensors in the maintenance of granted patents we have licensed and in their pursuit of patent applications that we have licensed, but each of our licensors generally remains primarily responsible for or in control of the maintenance of the granted patents and prosecution of the applications. We have limited control, if any, over the amount or timing of resources that each licensor devotes on our behalf, and they may not assign as great a priority to prosecution of these patent applications as we would if we were undertaking such prosecution ourselves. As a result of this lack of control and general uncertainties in the patent prosecution process, we cannot be sure that our licensed patents will be maintained and that any additional patents will ever mature from our licensed applications. Issued U.S. patents require the payment of maintenance fees to continue to be in force. We typically rely on our licensors to do this and their failure to do so could result in the forfeiture of patents not timely maintained. Many foreign patent offices also require the payment of periodic annuities to keep patents and patent applications in good standing. As we generally do not maintain control over the payment of annuities, we cannot be certain that our licensors will timely pay such annuities and that the granted patents and pending patent applications will not become abandoned. For example, certain annuities were not paid in a timely manner with respect to foreign patents licensed under MN-002 (the active metabolite of MN-001). In addition, our licensors may have selected a limited amount of foreign patent protection, and therefore applications have not been filed in, and foreign patents may not have been perfected in, all commercially significant countries.

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

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like us in particular, have historically been highly volatile and may continue to be highly volatile in the future. For example, since the date of our initial public offering in Japan through September 30, 2008, our common stock has traded as high as approximately $42.00 and as low approximately $2.27. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

On September 19, 2005, we filed a Registration Statement on Form S-1 to register 6,733,536 shares of common stock for resale from time to time, which registration statement was subsequently declared effective by the SEC. The registered shares were beneficially owned by 47 holders. On November 23, 2005, we filed a Registration Statement on Form S-1 to register 1,335,657 shares of common stock issuable upon the exercise of warrants held by three parties, of which warrants held by our two founders that relate to 1,285,657 shares were exercisable at $1.00 per share and a warrant held by a separate investor that relates to 50,000 shares was exercisable at $10.00 per share. At September 30, 2008, one warrant for 50,000 shares held by a separate investor was outstanding. All of the warrants held by our founders have been exercised, and the warrant held by a separate investor expires in May 2009. All of such shares, other than shares held by our affiliates, may also be sold from time to time in exempt transactions pursuant to Rule 144 promulgated by the SEC. The trading volume for our stock is low, with an average trading volume of approximately 1,700 shares per day on the Hercules Market of the Osaka Securities Exchange and approximately 17,700 shares per day on the Nasdaq Global Market during the month of September 2008. If the holders of such shares, to the extent such shares have not been sold already, were to attempt immediately to sell their shares, there would be significant downward pressure on our stock price and it may be difficult, or even impossible, to find a buyer for shares of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
10.1(1)	Executive Employment Agreement between MediciNova, Inc. and Michael E. Kalafer, M.D., dated July 3, 2008.

10.2(1)	Severance Protection Agreement between MediciNova, Inc. and Michael E. Kalafer, M.D., dated July 3, 2008.

10.3(2)	Fourth Amendment to Lease Agreement between MediciNova, Inc. and 4350 La Jolla Village LLC, dated October 3, 2008.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended September 30, 2008.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended September 30, 2008.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Filed with the Registrant’s Current Report of Form 8-K filed July 7, 2008 and incorporated herein by reference.
(2)	Filed with the Registrant’s Current Report of Form 8-K filed October 8, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: November 10, 2008	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D. President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ SHINTARO ASAKO
Shintaro Asako Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1(1)	Executive Employment Agreement between MediciNova, Inc. and Michael E. Kalafer, M.D., dated July 3, 2008.

10.2(1)	Severance Protection Agreement between MediciNova, Inc. and Michael E. Kalafer, M.D., dated July 3, 2008.

10.3(2)	Fourth Amendment to Lease Agreement between MediciNova, Inc. and 4350 La Jolla Village LLC, dated October 3, 2008.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended September 30, 2008.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended September 30, 2008.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Filed with the Registrant’s Current Report of Form 8-K filed July 7, 2008 and incorporated herein by reference.
(2)	Filed with the Registrant’s Current Report of Form 8-K filed October 8, 2008 and incorporated herein by reference.