Form 10-Q
period 2009-03-31
MEDICINOVA INC
filed 2009-05-15
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 11, 2009, the registrant had 12,005,792 shares of Common Stock ($0.001 par value) outstanding.

MEDICINOVA, INC.

(a development stage company)

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,789,952	$19,297,284
Prepaid expenses and other current assets	1,224,477	718,317

Total current assets	34,014,429	20,015,601
Property and equipment, net	305,692	368,299
Long-term investments (Note 2)	23,111,115	24,047,314
Long-term asset (Note 2)	6,755,571	5,792,701

Total assets	$64,186,807	$50,223,915

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$948,611	$392,572
ARS loan payable	18,058,366	—
Accrued expenses	1,211,121	1,011,916
Income taxes payable	—	9,748
Accrued compensation and related expenses	227,416	765,147

Total current liabilities	20,445,514	2,179,383
Stockholders’ equity:
Common stock, $0.001 par value; 30,000,000 shares authorized at March 31, 2009 and December 31, 2008; 12,072,027 shares issued at March 31, 2009 and December 31, 2008	12,072	12,072
Additional paid-in capital	277,050,130	276,361,775
Accumulated other comprehensive loss	(69,262)	(29,744)
Treasury stock, at cost; 66,235 shares at March 31, 2009 and 87,314 shares at December 31, 2008	(1,276,047)	(1,317,362)
Deficit accumulated during the development stage	(231,975,600)	(226,982,209)

Total stockholders’ equity	43,741,293	48,044,532

Total liabilities and stockholders’ equity	$64,186,807	$50,223,915

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Period from September 26, 2000 (inception) to March 31, 2009
	2009	2008
Revenues	$—	$—	$1,558,227
Operating expenses:
Cost of revenues	—	—	1,258,421
Research and development	3,100,901	6,078,411	136,773,599
General and administrative	2,164,194	2,581,262	80,824,901

Total operating expenses	5,265,095	8,659,673	218,856,921

Operating loss	(5,265,095)	(8,659,673)	(217,298,694)
Gain/(Impairment charge) on long-term investments, long-term asset and marketable securities	26,671	(2,359,201)	(1,233,313)
Foreign exchange gain/(loss)	27,088	(617,931)	(61,071)
Interest income, net	217,950	834,351	18,014,164
Income taxes	(5)	(147)	(33,564)

Net loss	(4,993,391)	(10,802,601)	(200,612,478)
Accretion to redemption value of redeemable convertible preferred stock	—	—	(98,445)
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	—	—	(31,264,677)

Net loss applicable to common stockholders	$(4,993,391)	$(10,802,601)	$(231,975,600)

Basic and diluted net loss per common share	$(0.41)	$(0.89)

Shares used to compute basic and diluted net loss per common share	12,072,027	12,072,027

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,		Period from September 26, 2000 (inception) to March 31, 2009
	2009	2008
Operating activities:
Net loss	$(4,993,391)	$(10,802,601)	$(200,612,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	688,355	794,161	44,624,317
Depreciation and amortization	62,607	107,496	1,638,703
Amortization of premium/discount on marketable securities	—	(694,797)	(2,476,420)
Impairment charge on long-term investments and marketable securities	967,856	2,359,201	8,020,541
Gain on long-term investments and long-term asset	(994,527)	—	(6,787,228)
Impairment of property and equipment	—	—	35,259
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(506,160)	878,073	(1,224,477)
Accounts payable, accrued expenses, income taxes payable and deferred rent	705,978	161,887	2,120,214
Accrued compensation and related expenses	(537,731)	(247,786)	227,416

Net cash used in operating activities	(4,607,013)	(7,444,366)	(154,434,153)

Investing activities:
Purchases of marketable securities available-for-sale	—	(2,000,000)	(377,205,766)
Maturities or sales of marketable securities available-for-sale	—	18,750,000	348,553,451
Acquisition of property and equipment	—	—	(2,236,499)
Proceeds from sales of property and equipment	—	—	256,845

Net cash provided by (used in) investing activities	—	16,750,000	(30,631,969)

Financing activities:
Net proceeds from the sale of common stock	—	—	120,890,566
Sale of preferred stock, net of issuance costs	—	—	80,216,971
Proceeds from ARS loan, net	18,058,366	—	18,058,366
Purchase of treasury stock, net	41,315	43,368	(1,309,829)

Net cash provided by financing activities	18,099,681	43,368	217,856,074

Net increase in cash and cash equivalents	13,492,668	9,349,002	32,789,952
Cash and cash equivalents, beginning of period	19,297,284	18,778,938	—

Cash and cash equivalents, end of period	$32,789,952	$28,127,940	$32,789,952

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock upon IPO	$—	$—	$43,515,677

Unrealized loss on marketable securities available-for-sale	$—	$(88,318)	$(89,018)

Supplemental disclosure of non-cash operating and investment activities:
Reclassification of current marketable securities available-for-sale to long-term investments	—	—	(24,047,314)

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

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flow for the interim period presented have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other period. For further information, see the financial statements and disclosures thereto for the year ended December 31, 2008 in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2009.

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

New Accounting Standards Recently Adopted

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair-Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. We adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities. For nonfinancial assets and liabilities measured at fair value on a non-recurring basis, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis on January 1, 2009 did not have a material impact on our consolidated financial statements.

In November 2007, the FASB issued Emerging Issues Task Force (“EITF”) No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property”(“EITF 07-1”), which is focused on how the parties to a collaborative agreement should disclose costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. We have not entered into any collaborative arrangements since the issuance of EITF 07-1; therefore, implementation of this accounting standard in the first quarter of 2009 had no impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). For calendar year companies, SFAS 141R is applicable to new business combinations occurring on or after January 1, 2009. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Most significantly, SFAS 141R requires that acquisition costs generally be expensed as incurred, certain acquired contingent liabilities be recorded at fair value and acquired in-process research and development be recorded at fair value as an indefinite-lived intangible asset at the acquisition date. We have not entered into any business combinations as of the date of issuance of SFAS 141R; therefore, implementation of this accounting standard in the first quarter of 2009 had no impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”), which is effective for calendar year companies beginning January 1, 2009. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We do not have any minority interests; therefore, implementation of SFAS 160 in the first quarter of 2009 had no impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS 161”), which is effective for calendar year companies beginning January 1, 2009. SFAS 161 enhances required disclosures regarding derivatives and hedging activities. We do not have any derivative instruments nor do we engage in any hedging activities; therefore, implementation of SFAS 161 in the first quarter of 2009 had no impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”(“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP 142-3 is effective for calendar year companies beginning January 1, 2009. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We do not have any goodwill recorded on our financial statements nor have we acquired any intangible assets during the three months ended March 31, 2009; therefore, implementation of FSP 142-3 in the first quarter of 2009 had no impact on our consolidated financial statements.

In June 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 (beginning with the Company’s fiscal year 2009). The adoption of EITF 07-5 did not have a material impact on our consolidated financial statements.

New Accounting Standards Recently Issued

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP FAS 141(R)-1 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have adopted FSP FAS 141(R)-1 and will apply the guidance of this accounting standard to assets and liabilities assumed in any business combinations completed after January 1, 2009.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This accounting standard is effective for periods ending after June 15, 2009. We plan to adopt FSP FAS 107-1 and APB28-1 in the second quarter of 2009; however, we do not anticipate that the adoption of this accounting standard will affect our financial position or results of operations since only additional disclosures of fair values of financial instruments in interim financial statements are required.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”(“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for an asset or liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity must place little, if any, weight on that transaction price as an indicator of fair value. We plan to adopt FSP FAS 157-4 during the second quarter of 2009; however, we do not anticipate that the adoption of this accounting standard will materially impact our financial position and results of operations.

In April 2009, the FASB issued FSP Nos. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”(“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 changes existing guidance for determining whether debt securities are other-than-temporarily impaired and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. We plan to adopt FSP FAS 115-2/124-2 during the second quarter of 2009; however, we do not anticipate that the adoption of this accounting standard will materially impact our financial position and results of operations.

2. Fair Value Measurements

As defined in SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), fair value is based on the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability and consistency of fair value measurements, SFAS 157 prescribes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels which are described below:

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

At March 31, 2009, cash and cash equivalents (instruments with maturities of three months or less at the date of purchase) were $32.8 million and primarily invested in money market accounts. We measure our cash equivalents on a recurring basis. The fair value of our cash equivalents, which are current assets, is based on Level 1 criteria in which their carrying amount is a reasonable estimate of their fair value based on daily quoted market prices.

At March 31, 2009, our long-term investments consisted of Auction Rate Securities (“ARS”), all of which had AAA ratings at the time of purchase, that principally represent interests in municipal bonds, government-guaranteed student loans, insurance notes and portfolio of securities (primarily commercial paper), and our long-term asset consisted of an ARS Put (as defined below). In August 2008, UBS AG and its affiliates (“UBS”), the brokerage firm through which we purchased the majority of our ARS, entered into a settlement with the Securities and Exchange Commission (“SEC”), the New York Attorney General and other state agencies. Pursuant to the settlement, UBS issued to us Auction Rate Security Rights, which would allow us to sell to UBS our ARS held in accounts with UBS (“ARS Rights Offer”). As part of the ARS Rights Offer, we received the right to sell to UBS our ARS held in accounts with UBS at par value any time during the period beginning June 30, 2010 and ending July 2, 2012 (“ARS Put”). As part of the settlement, UBS also offered to us a no net cost loan program, whereby we would be able to borrow up to 75 percent of the market value, as determined by UBS at its sole discretion, of our ARS that have been pledged as collateral at an interest cost that would not exceed the interest being paid on the underlying ARS investments (“ARS Loan”). Under the ARS Loan program, UBS may demand full or partial payment of the ARS Loan, at its sole option and without cause, at any time. If at any time UBS exercises its right to terminate the credit line agreement governing the ARS Loan, then UBS is required to provide, as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the credit line agreement and the agreement will remain in full force and effect until such time as such alternative financing has been established. In January 2009, we were approved for the ARS Loan in the amount of $15.9 million and drew down the entire preapproved amount. In addition, in February 2009, we borrowed an additional $2.2 million under the ARS Loan, bringing the total amount outstanding under the ARS Loan to $18.1 million, following UBS’ decision to increase our availability under the ARS Loan. All cash received under the ARS Loan was invested in money market accounts.

At March 31, 2009, $20.9 million of our ARS consisted primarily of municipal bonds and government-guaranteed student loan securities and $2.2 million of our ARS consisted of private placement securities. None of the underlying collateral of our ARS consisted of subprime mortgages or collateralized debt obligations. Our ARS were designated as trading investment securities at December 31, 2008 and March 31, 2009. We measure all of our ARS and our ARS Put on a recurring basis based on Level 3 criteria because neither an active primary or active secondary market exists for these securities. The table below reconciles fair value of our ARS trading investment securities and our ARS Put at December 31, 2008 with fair value at March 31, 2009, as determined by Level 3 (unobservable) inputs:

	Fair Value at December 31, 2008	Transfers in/(out) of Level 3 1/1/09-3/31/09	Impairment Charge at March 31, 2009	Gain at March 31, 2009	Fair Value at March 31, 2009
Auction rate securities(1)	$21,055,569	$—	$(967,856)	$—	$20,087,713
Auction rate securities(2)	2,991,745	—	—	31,657	3,023,402

Total long-term investments	$24,047,314	$—	$(967,856)	$31,657	$23,111,115

Long-term asset, ARS Put(3)	$5,792,701	$—	$—	$962,870	$6,755,571

(1)	Aggregated fair value reported at March 31, 2009 reflects fair value as determined by our discounted cash flow model with liquidity discount, pursuant to which we took into consideration the brokerage firm’s pricing model, the tax status (taxable vs. tax exempt) of the security, credit quality of the issuer, assumed maturity (seven years), insurance wraps and the portfolio composition. We also made assumptions regarding future cash flows and the likelihood of the ARS being redeemed or refinanced. In addition, we performed a sensitivity analysis by calculating fair value with a maturity of one year through ten years. The annual coupon rate utilized was set at the U.S. Treasury Department published average of the bond equivalent rates of the 91-day Treasury bills auctioned during the quarter ending March 31, 2009 (which was the Federal Family Education Loan Program special allowance rate for the quarter ending March 31, 2009) plus 120 basis points. We believe that using this interest rate is reasonable given that a majority of our ARS portfolio is collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. Using our discounted cash flow model with liquidity discounts ranging from 4% to 35%, we calculated aggregate fair value for these securities, which ranged between $25.0 million with a two-year maturity, $21.9 million with a five-year maturity and $17.6 million with a ten-year maturity. As of March 31, 2009, these ARS continued to pay interest according to their stated interest terms; however, because these investment securities are trading securities, the additional $1.0 million reduction of the overall fair value of the ARS was considered other-than-temporary and recorded as an impairment charge in our consolidated statement of operations. Pursuant to the ARS Rights Offer, the earliest date that we can redeem these investment securities at par is June 2010. Therefore, these securities are classified as long-term investments in our consolidated balance sheets.
(2)

Aggregated fair value reported at March 31, 2009 reflects fair value as determined by our discounted cash flow model, which employed liquidity discounts ranging from 3% to 27% depending on the security type and included assumptions regarding future cash flows and the likelihood of the redemption or refinancing of such ARS. We also performed a sensitivity analysis by calculating fair value with a maturity of one year through ten years. The interest rate utilized in the model was either the London Interbank Offered Rate (“LIBOR”) plus the spread, as indicated in the respective security prospectus which was generally 200 basis points, or the U.S. Treasury Department published average of the bond equivalent rates of the 91-day Treasury bills auctioned during the quarter ending March 31, 2009 (which was the Federal Family Education Loan Program special allowance rate for the quarter ending March 31, 2009) plus 120 basis points for the ARS collateralized by student loans. The LIBOR rate was per bankrate.com, which we deemed as a reasonable source given it is a widely utilized third-party rate source. We believe that utilizing the Federal Family Education Loan Program special allowance rate for the student loan ARS is reasonable given the collateral of the ARS is student loans. Using this methodology, we calculated aggregate fair value for these securities, which ranged between $3.7 million with a two-year maturity, $3.2 million with a five-

year maturity and $2.7 million with a ten-year maturity. As of March 31, 2009, the ARS continue to pay interest according to their stated interest terms. Because these investment securities are trading securities, the approximately $30,000 increase in fair value was recorded as a gain in our consolidated statement of operations. In addition, because of our expectation as to when we may be required to liquidate these ARS for operating purposes, these securities are classified as long-term investments in our consolidated balance sheets.

(3)	We elected to measure the ARS Put under the fair value option of SFAS 159 to mitigate the volatility in reported earnings due to the linkage of certain of our ARS and the ARS Put. Fair value of the ARS Put, $6.8 million, was also determined through the use of a discounted cash flow valuation model with assumptions being made related to interest rate, maturity and liquidity. We effectively used a liquidity discount of approximately 7%, an interest rate of approximately 5% which took into consideration the brokerage firm’s weighted average cost of capital and a maturity of 15 months given that the earliest date the ARS Put can be exercised is June 2010. Based on our discounted cash flow valuation, at March 31, 2009, we recorded an additional gain of $1.0 million in our consolidated statement of operations, which effectively netted out almost all of the additional loss we recognized on the linked ARS.

3. Net Loss Per Share

Net loss per share is presented as basic and diluted net loss per share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. Potentially dilutive securities of 109,669 for the three months ended March 31, 2009 were excluded from determining diluted earnings per share because of their anti-dilutive effect. There were no potentially dilutive securities for the three months ended March 31, 2008.

4. Comprehensive Income (Loss)

We have applied SFAS No. 130, “Reporting Comprehensive Income,” which requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity (net assets) during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). Our comprehensive loss includes unrealized losses on marketable securities and currency translation. The table below sets forth the components of our accumulated other comprehensive loss at:

	March 31, 2009	March 31, 2008	December 31, 2008
Beginning balance	$(29,744)	$(131,466)	$(131,466)
Currency translation	(39,518)	14,840	101,722
Unrealized loss on marketable securities	—	83,792	—

Ending balance	$(69,262)	$(32,834)	$(29,744)

As of March 31, 2009 and 2008 and December 31, 2008, our comprehensive loss was $5,032,909, $10,703,969 and $21,823,107, respectively.

5. Share-Based Payments

We currently maintain two equity-based compensation plans: (i) the MediciNova, Inc. 2000 General Stock Incentive Plan (the “2000 Plan”) and (ii) the MediciNova, Inc. Amended and Restated 2004 Stock Incentive Plan

(the “2004 Plan”). We currently grant stock options to our employees, officers, directors and consultants under the 2004 Plan, which is the successor to the 2000 Plan. Stock options issued to non-employees were recorded at their fair value as determined in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

For the three months ended March 31, 2009 and 2008, share-based compensation expense related to stock options was recorded as a component of general and administrative expense, approximately $0.5 million and $0.4 million, respectively, and research and development expense, approximately $0.2 million and $0.4 million, respectively. There were no stock option exercises during the three months ended March 31, 2009. As of March 31, 2009, there was $4.4 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.9 years.

The exercise price of stock options to purchase 403,373 shares of common stock granted during the three months ended March 31, 2009 was equal to market value on the date of grant and the share-based compensation expense for such stock options is reflected in operating results for the three months ended March 31, 2009. The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Risk-free interest rate	1.60%	2.98%
Expected volatility of common stock	69.00%	69.00%
Dividend yield	0.00%	0.00%
Expected option term (in years)	4.0	4.0

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our outstanding stock options. The expected volatility of our common stock is based on the average volatility of certain peers within our industry sector and management’s judgment. We have not paid any dividends on our common stock since our inception, and we do not anticipate paying any dividends on our common stock in the foreseeable future. The expected option term represents the average of the life of the options and the average vesting period based on management’s judgment given the progression of our prioritized clinical program.

As share-based compensation expense recognized in our consolidated statement of operations for the three months ended March 31, 2009 was based on stock option awards ultimately expected to vest, such expense is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have very few employees, our turnover has been minimal and our stock options vest monthly; therefore, we do not estimate any forfeitures in 2009 and will adjust our stock-based compensation expense should any forfeitures occur. The weighted-average fair value of each stock option granted during the three months ended March 31, 2009, estimated as of the grant date using the Black-Scholes option valuation model, was $1.16 per stock option, whereas the weighted-average fair value of each stock option granted during the three months ended March 31, 2008 was $4.42 per stock option.

6. Income Taxes

We adopted the provisions of Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. As a result of the adoption of FIN 48, we had no cumulative effect adjustment and therefore no change to the January 1, 2007 balance in retained earnings. At January 1, 2008, December 31, 2008 and March 31, 2009, we had no unrecognized tax benefits that, if recognized, would affect our effective income tax rate in future periods.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrued interest or penalties at March 31, 2009.

We are subject to taxation in the United States and various state jurisdictions. Our tax years for 2000 and forward are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

At January 1, 2009, we had net deferred tax assets of $61.9 million. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset our net deferred tax asset. Additionally, the future utilization of our NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. An analysis was performed which indicated that multiple ownership changes have occurred in previous years which created annual limitations on our ability to utilize NOL and tax credit carryovers. These limitations will result in the expiration of unused federal net operating loss carryforwards and federal tax credits in the amount of $8.8 million and $2.2 million, respectively. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, through March 31, 2009, we have not recorded any federal or state income tax benefit in our consolidated statement of operations.

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

8. Stockholders’ Equity

Stock Options

We currently maintain two equity-based compensation plans: (i) the 2000 Plan and (ii) the 2004 Plan. Each of the 2000 Plan and the 2004 Plan provides for the issuance of equity-based awards to employees, officers, directors and consultants and are administered by our board of directors or a committee thereof. Stock options granted under each plan vest and expire based on periods determined by the board of directors or a committee thereof, but in no event can the expiration date be later than ten years from the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of our outstanding stock (a “10% owner”)). Stock options may be either incentive stock options or non-qualified stock options. The per share exercise price of an incentive stock option may not be less than 100% of the fair market value of our common stock on the date the option is granted (110% of the fair market value if the grant is to a 10% owner). The per share exercise price of a non-qualified stock option may not be less than 85% of the fair market value of our common stock on the date the stock option is granted.

We currently grant stock options to our employees, officers, directors and consultants under the 2004 Plan, the successor to the 2000 Plan. No additional stock options have been or will be issued under the 2000 Plan subsequent to our initial public offering. However, the stock options previously granted under the 2000 Plan will remain outstanding until the earlier of expiration or exercise.

A summary of the changes in stock options outstanding under the 2000 Plan and 2004 Plan during the three months ended March 31, 2009 is as follows:

	Stock Options	Weighted Average Exercise Price
Balance at December 31, 2008	2,579,511	$10.59
Granted	403,373	$2.20
Exercised	—	$—
Cancelled	(116,624)	$10.64

Balance at March 31, 2009	2,866,260	$9.41

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2009 was $0. The aggregate intrinsic value of stock options outstanding at March 31, 2009 and exercisable at March 31, 2009 was approximately $315,000 and approximately $12,000, respectively. Of the total stock options outstanding as of March 31, 2009, options to purchase 1,554,359 shares of common stock are exercisable, with a weighted average exercise price of $11.91 per share and a weighted average contractual life of 7.2 years.

Employee Stock Purchase Plan

Under the MediciNova, Inc. 2008 Employee Stock Purchase Plan (“ESPP”), 300,000 shares of our common stock have been reserved for issuance. The ESPP permits full-time employees to purchase our common stock through payroll deductions (which cannot exceed 15% of each employee’s compensation) at the lower of 85% of fair market value at the beginning of the offering period or the end of each six-month purchase period. The estimated fair value of each ESPP purchase is determined on the date the offering period begins using the Black-Scholes option valuation model. For the March 31, 2009 purchases, the following assumptions were used to value these employee stock purchases: a risk-free interest rate of 2.73%, expected volatility of 69%, expected term of six months and a dividend rate of 0%. At March 31, 2009, 21,079 shares of common stock were issued under the ESPP and 236,627 shares of common stock were available for future issuance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 31, 2009. Past operating results are not necessarily indicative of results that may occur in future periods.

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II of this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors” and under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K, and the differences may be material. Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, statements regarding our plans, strategies, objectives, development programs, clinical trials, industry, financial condition, liquidity and capital resources, future performance and other statements that are not historical facts. Such forward-looking statements include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not rely unduly on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

We are a development stage company. We have incurred significant net losses since our inception. At March 31, 2009, from inception, our accumulated deficit was approximately $232.0 million, including $44.6 million of non-cash stock-based compensation charges related to employee stock-based compensation and founders’ warrants. We expect to incur substantial net losses for at least the next several years as we continue to develop certain of our existing product development programs, primarily MN-221 for the treatment of acute exacerbations of asthma, and over the long-term if we are successful in expanding our research and development programs and acquiring or in-licensing products, technologies or businesses that are complementary to our own.

We have acquired licenses to eight compounds for the development of ten product candidates. Our development pipeline consists of eight programs which have been in clinical development for the treatment of acute exacerbations of asthma, multiple sclerosis, or MS, bronchial asthma, interstitial cystitis, solid tumor cancers, Generalized Anxiety Disorder/insomnia, preterm labor and urinary incontinence, and two programs which have been in preclinical development for the treatment of thrombotic disorders. At present, we are focusing our resources on the development of the following two prioritized product development programs:

•

MN-221 for the treatment of acute exacerbations of asthma, for which we initiated a Phase II clinical trial in the first quarter of 2009 to evaluate the safety and efficacy of MN-221 in patients with severe, acute exacerbations of asthma treated in the emergency room and completed a Phase II clinical trial in the second quarter of 2009 which evaluated MN-221 at planned escalating doses in patients with severe, acute exacerbations of asthma treated in the emergency room; and

•	MN-166 for the treatment of MS, for which we completed a Phase II clinical trial in Eastern Europe in the second quarter of 2008.

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

In January 2009, we announced the initiation of a randomized, double-blind, placebo-controlled Phase II emergency department clinical trial designed to evaluate the safety and efficacy of MN-221 in patients with severe, acute exacerbations of asthma by holding an Investigator’s Meeting (MN-221-CL-007). We expect to employ clinical sites in North America, Australia and New Zealand (including a majority of the clinical sites that participated in the smaller Phase II clinical trial that we completed in April 2009) to enroll approximately 200 patients in this clinical trial, which is designed to compare standardized care to standardized care plus MN-221. Once a patient has received the initial standardized care treatment regimen (consistent with the National Asthma Education and Prevention Program and the Global Initiative for Asthma, or GINA, guidelines), the patient will be assessed for response to that treatment. If the patient’s FEV1 is less than or equal to 50 percent of predicted and the patient meets all other study entry criteria, the patient will be randomized to receive either MN-221 or placebo. Patients enrolled in the clinical trial will continue to receive standardized care as needed while receiving an intravenous infusion of MN-221 or placebo. The primary efficacy endpoint will be improvement in FEV1. In April 2009, we announced that enrollment of patients in this clinical trial had begun in the North America clinical sites, with enrollment in the Australia and New Zealand clinical sites anticipated to begin by June 2009. We anticipate that enrollment of patients in this clinical trial will be completed within nine to twelve months from the commencement of patient enrollment.

In January 2009, we announced interim results from two planned reviews of the unaudited data from the randomized, modified single-blind, placebo-controlled, dose escalation Phase II clinical trial initiated in March 2008 to evaluate MN-221 in patients with severe, acute exacerbations of asthma treated in the emergency department (MN-221-CL-006). In April 2009, we announced the final results of this Phase II clinical trial. This Phase II clinical trial included 29 (13 treated with standard care only and 16 treated with MN-221 plus standard care) patients with severe, acute exacerbations of asthma. All patients received standardized care consisting of inhaled albuterol, ipratropium and oral steroid treatment. No safety concerns with adding MN-221 to standardized care were identified following review of electrocardiogram, or ECG, laboratory and Adverse Experience data. The hospitalization rate among patients treated with standardized care only was 46 percent (six of 13), which was the anticipated rate, compared to a hospitalization rate of 25 percent (four of 16) among patients receiving MN-221 plus standardized care. All hospitalizations were due to asthma exacerbations which were judged to be unrelated to study medication and therefore do not raise safety concerns for adding MN-221 to standardized care. As specified in the protocol for this clinical trial, no inferential statistics (i.e., p-values) were calculated for this study. Improvement in forced expiratory volume in 1 second, or FEV1, values generally appeared to be greater for patients receiving MN-221 than placebo in addition to standardized treatment.

We intend to limit development activities for the balance of our product candidates. For each of these remaining product candidates, we plan to conduct development activities only to the extent deemed necessary to maintain our license rights or maximize its value while pursuing a variety of initiatives to monetize such product candidate on appropriate terms. These eight non-prioritized product development programs consist of the following:

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

•

MN-305 for the treatment of Generalized Anxiety Disorder/insomnia, for which we completed a Phase II/III clinical trial for the treatment of Generalized Anxiety Disorder in the second quarter of 2006 and a Phase II clinical trial for the treatment of insomnia in the fourth quarter of 2007;

•

MN-221 for the treatment of preterm labor, for which we completed a Phase I clinical trial to investigate the pharmacokinetic profile of MN-221 in healthy pregnant women not in labor in the second quarter of 2007;

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

The following table summarizes our research and development expenses for the periods indicated for each of our product candidates. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Unallocated” category (in thousands):

Product Candidate	Disease/Indication	Three months ended March 31,
		2009	2008
MN-221	Acute exacerbations of asthma	$1,836	$1,947
MN-166	Multiple sclerosis	572	2,490
MN-001	Bronchial asthma	22	367
MN-001	Interstitial cystitis	3	6
MN-029	Solid tumors	42	310
MN-305	Generalized Anxiety Disorder/insomnia	—	10
MN-221	Preterm labor	—	87
MN-246	Urinary incontinence	3	9
MN-447	Thrombotic disorders	—	119
MN-462	Thrombotic disorders	—	—
Unallocated		623	733

Total research and development		$3,101	$6,078

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

We anticipate that our general and administrative expenses may increase in future periods as we expand our infrastructure and incur additional costs for insurance and professional and consulting fees associated with operating as a dual-listed public company and supporting our product development programs and business development activities.

Marketable Securities Available-For-Sale, Long-term Investments and Long-term Asset

Our remaining marketable securities available-for-sale consisted of auction rate securities, or ARS, which had AAA ratings at the time of purchase. ARS are generally long-term debt instruments that historically have provided liquidity through a “Dutch” auction process that resets the applicable interest rate at predetermined calendar intervals, typically seven, 28, 35 or 49 days. All of our ARS principally represent interests in municipal bonds, government-guaranteed student loans, insurance notes and portfolios of securities (primarily commercial paper) and were designated as trading securities and classified as long-term investments due to the time frame in which we can readily convert these securities into cash as of December 31, 2008. Our long-term asset consists of the ARS Put (as described below). At March 31, 2009, $20.9 million of our ARS consisted primarily of municipal bonds and government-guaranteed student loan securities and $2.2 million of our ARS consisted of private placement securities. None of the underlying collateral for our ARS consisted of subprime mortgages or collateralized debt obligations.

Due to continued negative conditions in the global credit markets, our ARS have continued to fail at auction with few to no trades in either the primary or the secondary markets. As such, with the adoption of Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” or SFAS 157, we determined the fair value of our ARS portfolio primarily on Level 3 criteria, which resulted in our reliance on a discounted cash flow valuation model with assumptions related to interest rates, maturities and liquidity determined by us based on the credit quality of the security, the credit quality of the associated insurer, if applicable, the respective prospectus and the credit market outlook. With our long-term investments designated as trading securities, any additional increase or decrease in the fair value of our long-term investments is recorded as either a gain or an impairment charge, respectively, in our consolidated statement of operations. As of March 31, 2009, we recorded a net impairment charge on our long-term investments of approximately $0.9 million to reduce the carrying value of our long-term investments.

In August 2008, UBS AG and its affiliates, or UBS, the brokerage firm through which we purchased the majority of our ARS, entered into a settlement with the SEC, the New York Attorney General and other state agencies. Under the settlement, UBS issued to us Auction Rate Security Rights, which would allow us to sell to UBS our ARS held in accounts with UBS, or the ARS Rights Offer. Pursuant to the ARS Rights Offer, we received the right to sell to UBS the ARS held in accounts with UBS at par value at any time during the period beginning June 30, 2010 and ending July 2, 2012, or the ARS Put. As part of the settlement, UBS also offered to us a no net cost loan program, or ARS Loan, whereby we would be able to borrow up to 75 percent of the market value, as determined by UBS at its sole discretion, of our ARS that have been pledged as collateral at an interest cost that would not exceed the interest being paid on the underlying ARS investments. Under the ARS Loan program, UBS may demand full or partial payment of the ARS Loan, at its sole option and without cause, at any time. If at any time UBS exercises its right to terminate the credit line agreement governing the ARS Loan, then UBS is required to provide, as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the credit line agreement and the agreement will remain in full force and effect until such time as such alternative financing has been established. In January 2009, we were approved for the ARS Loan in the amount of $15.9 million and drew down the entire preapproved amount. In addition, in February 2009, we borrowed an additional $2.2 million under the ARS Loan, bringing the total amount outstanding under the ARS Loan to $18.1 million, following UBS’ decision to increase our availability under the ARS Loan. All cash received under the ARS Loan was invested in money market accounts.

Although we have the right to sell to UBS the ARS subject to the ARS Put at par beginning June 30, 2010, we determined the fair market value of the ARS without consideration of the ARS Put because they are separate contractual agreements under SFAS 157.

We elected to measure the ARS Put under the fair value option of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, to mitigate the volatility in reported earnings due to the linkage of certain of our ARS and the ARS Put. Under SFAS 159, any subsequent increase or decrease in the fair value of the ARS Put would be recorded as either a gain or an impairment charge, respectively, in our consolidated statement of operations. The fair value of the ARS Put was also determined by a discounted cash flow valuation model with assumptions being made related to interest rate, maturity and liquidity. At March 31, 2009, based on our discounted cash flow valuation, we recorded a gain of approximately $1.0 million in our consolidated statement of operations due to an increase in the carrying value of the ARS Put to $6.8 million.

Foreign Exchange

To date, we have conducted most of our clinical trials in the United States. However, the Phase II clinical trial for MN-166 for the treatment of MS was conducted in Eastern Europe. When we entered into the euro-denominated contract with the contract research organization, or CRO, managing this clinical trial on our behalf, the U.S. dollar to euro conversion rate had remained fairly constant; therefore, we did not enter into a hedging program to mitigate our foreign exchange exposure at such time. We completed this clinical trial in the second quarter of 2008. Our foreign exchange gain in the first quarter of 2009 is attributable to the strengthening of the U.S. dollar against the euro and is reflected in the remaining accrued payable for this foreign currency contract.

Interest Income, net

Our interest income consists primarily of interest earned on our cash, cash equivalents and long-term investments, offset by the interest charged on the ARS Loan.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities. We review our estimates on an ongoing basis, including those related to our significant accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are the same as those noted in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 31, 2009.

New Accounting Standards Recently Adopted

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. We adopted SFAS 157 as of January 1, 2008 for all financial assets and liabilities. For nonfinancial assets and liabilities measured at fair value on a non-recurring basis, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis on January 1, 2009 did not have a material impact on our consolidated financial statements.

In November 2007, the FASB issued Emerging Issues Task Force, or EITF, No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property,” or EITF 07-1, which is focused on how the parties to a collaborative agreement should disclose costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. We have not entered into any collaborative arrangements since the issuance of EITF 07-1; therefore, implementation of this accounting standard in the first quarter of 2009 had no impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS 141R. For calendar year companies, SFAS 141R is applicable to new business combinations occurring on or after January 1, 2009. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. Most significantly, SFAS 141R requires that acquisition costs generally be expensed as incurred, certain acquired contingent liabilities be recorded at fair value and acquired in-process research and development be recorded at fair value as an indefinite-lived intangible asset at the acquisition date. We have not entered into any business combinations as of date of issuance of SFAS 141R; therefore, implementation of this accounting standard in the first quarter of 2009 had no impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51,” or SFAS 160, which is effective for calendar-year companies beginning January 1, 2009. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We do not have any minority interests; therefore, implementation of SFAS 160 in the first quarter of 2009 had no impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133,” or SFAS 161, which is effective for calendar year companies beginning January 1, 2009. SFAS 161 enhances required disclosures regarding derivatives and hedging activities. We do not have any derivative instruments nor do we engage in any hedging activities; therefore, implementation of SFAS 161 in the first quarter of 2009 had no impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142. FSP 142-3 is effective for calendar year companies beginning January 1, 2009. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We do not have any goodwill recorded on our financial statements nor have we acquired any intangible assets during the three months ended March 31, 2009; therefore, implementation of FSP 142-3 in the first quarter of 2009 had no impact on our consolidated financial statements.

In June 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” or EITF 07-5. EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 (beginning with the Company’s fiscal year 2009). The adoption of EITF 07-5 did not have a material impact on our consolidated financial statements.

New Accounting Standards Recently Issued

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or FSP FAS 141(R)-1. FSP FAS 141(R)-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP FAS 141(R)-1 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have adopted FSP FAS 141(R)-1 and will apply the guidance of this accounting standard to assets and liabilities assumed in any business combinations completed after January 1, 2009.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1 amends FASB

Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This accounting standard is effective for periods ending after June 15, 2009. We will adopt FSP FAS 107-1 and APB 28-1 in the second quarter of 2009; however, we do not anticipate that the adoption of this accounting standard will affect our financial position or results of operations since only additional disclosures of fair values of financial instruments in interim financial statements are required.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, or FSP FAS 157-4. Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for an asset or liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity must place little, if any, weight on that transaction price as an indicator of fair value. We plan to adopt FSP FAS 157-4 during the second quarter of 2009; however, we do not anticipate that the adoption of this accounting standard will materially impact our financial position and results of operations.

In April 2009, the FASB issued FSP Nos. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, or FSP FAS 115-2/124-2. FSP FAS 115-2/124-2 changes existing guidance for determining whether debt securities are other-than-temporarily impaired and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. We plan to adopt FSP FAS 115-2/124-2 during the second quarter of 2009; however, we do not anticipate that the adoption of this accounting standard will materially impact our financial position and results of operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2009 and 2008

Revenues

There were no revenues for the three months ended March 31, 2009 or March 31, 2008.

Research and Development

Research and development expenses for the three months ended March 31, 2009 were $3.1 million, a decrease of $3.0 million when compared to $6.1 million for the three months ended March 31, 2008. This decrease in research and development expenses primarily included a decrease of $1.9 million due to the completion of the two-year Phase II clinical trial for MN-166 for the treatment of MS, a decrease of $0.4 million related to the termination of a Phase III clinical trial for MN-001 for the treatment of bronchial asthma and a decrease of $0.7 million related to our other clinical development programs as we continue to primarily focus our resources on the clinical development program for MN-221 for the treatment of acute exacerbations of asthma.

General and Administrative

General and administrative expenses were $2.2 million for the three months ended March 31, 2009, a decrease of $0.4 million when compared to $2.6 million for the three months ended March 31, 2008. This decrease in general and administrative expenses was due to a $0.4 million decrease in corporate expenses related to fees paid to third-party consultants.

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

Gain/Impairment Charge on Long-term Investments, Long-term Asset and Marketable Securities

For the three months ended March 31, 2009, a net gain of approximately $27,000 on our long-term investments (ARS) and long-term asset (ARS Put) was recorded based on fair value as determined by our discounted cash flow models with liquidity discount, as compared to an impairment charge of approximately $2.4 million on our marketable securities available-for-sale (ARS) for the three months ended March 31, 2008. The net gain was primarily a result of the ARS Put, which mitigates fair value volatility in reported earnings due to its direct link to certain of our ARS. At March 31, 2009, the ARS Put had an increase in fair value of approximately $1.0 million and our long-term investments had a net decrease in fair value of approximately $0.9 million.

Foreign Exchange Gain/Loss

For the three months ended March 31, 2009, a foreign exchange gain of approximately $27,000 was recorded due to the revaluation of our euro-denominated liability, as compared to a foreign exchange loss of approximately $0.6 million for the three months ended March 31, 2008. The foreign exchange gain was due to the strengthening of the U.S. dollar at March 31, 2009, in which the conversion rate was approximately $1.32 U.S. dollars for each euro, as compared to $1.60 U.S. dollars for each euro at March 31, 2008. In addition, there was a reduction in our outstanding accounts payable balance to the respective vendor involved with the completed Phase II clinical trial for MN-166 based on reconciliations performed as of the first quarter of 2009.

Interest Income, net

Interest income consisted of income earned on our cash and investment balances and totaled $0.2 million for the three months ended March 31, 2009, a decrease of $0.6 million when compared to $0.8 million for the three months ended March 31, 2008. The decrease was primarily due to a decrease in interest earned on most of our cash and investment balances due to lower interest rates. In addition, as of March 31, 2009, approximately $42,000 of interest was applied to the ARS Loan.

Liquidity and Capital Resources

Since our inception, we have primarily financed our operations through the private placement of our equity securities, the public sale of our common stock and the exercise of founders’ warrants, net of treasury stock repurchases. Through March 31, 2009, we received estimated net proceeds of $201.4 million from the sale of equity securities, the exercise of warrants and stock options and employee stock purchases.

At March 31, 2009, we had approximately $44.6 million in cash and cash equivalents, net of the ARS Loan, investment securities and a long-term asset consisting of the ARS Put, as compared to $49.1 million at December 31, 2008, which decrease of $4.5 million is primarily a result of our operating loss during the first quarter of 2009. At March 31, 2009, $20.9 million of our ARS consisted primarily of municipal bonds and government-guaranteed student loan securities and $2.2 million of our ARS consisted of private placement securities. None of the underlying collateral for our ARS consisted of subprime mortgages or collateralized debt obligations. Based on our discounted cash flow models, our long-term investment securities, which were designated as trading securities, declined in fair value overall and resulted in the recording of a net impairment charge of approximately $0.9 million in our consolidated statement of operations to reduce their carrying value at March 31, 2009.

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

We elected to measure the ARS Put under the fair value option of SFAS 159 to mitigate the volatility in reported earnings due to the direct linkage between certain of our ARS and the ARS Put. The fair value of the ARS Put was also determined by a discounted cash flow valuation model with assumptions being made related to interest rate, maturity and liquidity. At March 31, 2009, based on our discounted cash flow valuation, we recorded a gain of approximately $1.0 million in our consolidated statement of operations due to an increase in the carrying value of our ARS Put to $6.8 million.

The fair value of our ARS and the ARS Put are based in part on management’s estimates and assumptions. In the event of actual market exchanges, if any, these assumptions may prove materially different from those assumed in our valuation models and amounts may be materially different than our estimates. For example, a reduction of the expected term to redemption by two years for our ARS portfolio yielded in our models a net increase in valuation of our ARS of $2.0 million and an increase in expected term to redemption by two years for our ARS portfolio yielded in our models a decrease in valuation of our ARS of $1.9 million. Other factors that may impact the valuation of our ARS and the ARS Put include changes to the credit quality of the underlying assets, discount rates, counterparty risk and the condition of the overall credit market.

We will continue to monitor closely our ARS investments, as the liquidity of such securities could impact our ability to fund our operations if we are unable to liquidate such securities, otherwise unable to obtain capital to fund our operations or UBS demands full or partial payment of the ARS Loan. In the event that the credit crisis continues or worsens and the ARS market remains illiquid, we may not be able to recover the full value of our ARS investments should we determine it is necessary to liquidate any such securities. Further, in such event we may not be able to borrow the maximum available amount under the ARS Loan or, if we have borrowed the maximum available amount, maintain such loan outstanding.

Net cash used in operating activities decreased to $4.6 million for the three months ended March 31, 2009 from $7.4 million for the three months ended March 31, 2008. The decrease was primarily due to a reduction in spending on research and development due to the completion of the Phase II clinical trial for MN-166 in the second quarter of 2008. No cash was provided by or used for investing activities for the three months ended March 31, 2009, as compared to $16.8 million provided by investing activities for the three months ended March 31, 2008. The decrease was primarily due to the illiquidity of the ARS market. Net cash provided by financing activities was $18.1 million for the three months ended March 31, 2009, as compared to less than $0.1 million for the three months ended March 31, 2008. This increase was due to the amounts borrowed under the ARS Loan.

We have consumed substantial amounts of capital since our inception. We do not have any material commitments for capital expenditures and our current cash, cash equivalents and the ARS Loan are our principal sources of liquidity. At March 31, 2009, we believe that our existing cash and cash equivalents, net of the ARS Loan, will be sufficient to fund our anticipated operating requirements, at a minimum, through March 31, 2010, including all of our planned research and development activities. We anticipate that we may require additional funding in the future to fund our operations and intended research and development activities.

Our future uses and capital requirements will depend on, and could increase significantly as a result of, many factors, including the following:

•

progress of our clinical trials and other research and development activities, including expenses to support the clinical development of MN-221 for the treatment of acute exacerbations of asthma and milestone payments that may become payable to Kissei Pharmaceutical Co., Ltd., or Kissei Pharmaceutical, based on the progress of such product development program;

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

Our long-term investments consist of ARS, and our long-term asset consists of the ARS Put. All of our ARS had AAA ratings at the time of purchase and principally represent interests in municipal bonds, government-guaranteed student loans, insurance notes and portfolios of securities (primarily commercial paper). None of the underlying collateral for our ARS consisted of subprime mortgages or collateralized debt obligations. At March 31, 2009, $20.9 million of our ARS consisted primarily of municipal bonds and government-guaranteed student loan securities and $2.2 million of our ARS consisted of private placement securities.

The negative conditions in the global credit markets have prevented most investors, including ourselves, from liquidating certain holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for the securities. If there is insufficient demand for the securities at the time of the “Dutch” auction, the auction may not be completed and the interest rates may be reset to the maximum interest rate applicable to the specific securities being auctioned as per the official statement issued at the initial bond sale. When auctions for these securities fail, as they did throughout 2008 and during the first quarter of 2009, the investments may not be readily convertible to cash until a future auction of these investments is successful, they are redeemed or repurchased, sold through a secondary market or mature. During the three months ended March 31, 2009, we did not liquidate any of our ARS.

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

Foreign Currency Rate Fluctuations

We were exposed to foreign currency exchange rate risk with respect to the Phase II clinical trial for MN-166 for the treatment of MS, which we completed in Eastern Europe in the second quarter of 2008. As of March 31, 2009, we remain in the process finalizing our reconciliation for this study with the service provider who supported us in conducting this study. We do not hedge our currency exchange rate risk; therefore, we are exposed to the fluctuations in the value of the U.S. dollar against the euro. The effects of changes in exchange rates between the U.S. dollar and euro denominated transactions are recorded as foreign currency transaction gain (loss) as a separate component of net loss. At March 31, 2009, a hypothetical 100 basis point change in the exchange rate would not have a material impact on our consolidated financial statements.

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

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this Quarterly Report on Form 10-Q and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our results of operations and financial condition.

Risks Related to Our Business and Industry

We have incurred significant operating losses since our inception and expect that we will incur continued losses for the foreseeable future.

We are a development stage biopharmaceutical company with a limited operating history. We have incurred significant net losses since our inception. For the three months ended March 31, 2009, we had a net loss of approximately $5.0 million. At March 31, 2009, our accumulated deficit was approximately $232.0 million. If we are successful in raising additional capital to support such expansion, our annual net losses may increase over the next several years as we expand our infrastructure and incur significant costs related to the development of our product candidates.

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

We currently have no products for sale, and we cannot guarantee that we will ever have any drug products approved for sale. The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and comparable regulatory authorities in other countries. We are not permitted to market any of our product candidates in the United States until we submit and receive approval of a New Drug Application, or NDA, for a product candidate from the FDA or its foreign equivalent from a foreign regulatory authority. Obtaining FDA approval is a lengthy, expensive and uncertain process. We currently have two prioritized product candidates, MN-221 for the treatment of acute exacerbations of asthma and MN-166 for the treatment of MS, and the success of our business currently depends on their successful development and commercialization. Neither of these product candidates has completed the clinical development process; therefore, we have not submitted an NDA or foreign equivalent or received marketing approval for either of these two prioritized product candidates. In addition, we are not currently planning to pursue any further significant clinical development of MN-166 for the treatment of MS following the completion of the Phase II clinical trial until such time that we are able to secure a strategic collaboration to advance MN-166 into Phase III clinical development, which may delay or impede the process of completing clinical trials and seeking regulatory approval for this product candidate.

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

Our product candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is costly, time-consuming, uncertain and subject to unanticipated delays. To receive regulatory approval for the commercial sale of any of our product candidates, we must conduct, at our own expense, adequate and well-controlled clinical trials in human patients to demonstrate the efficacy and safety of the product candidate. Clinical testing is expensive, takes many years and has an uncertain outcome. To date, we have obtained regulatory authorization to conduct clinical trials for eight of our product development programs. Investigational New Drug Applications, or INDs, were approved by the FDA and are active for seven of our product candidates. We also obtained five Clinical Trial Authorizations, or CTAs, which are the equivalent of a U.S. IND in Europe and Canada to conduct the completed Phase II clinical trial for MN-166 in patients with MS in five countries in Eastern Europe and obtained two CTAs in Canada to conduct the two completed Phase I clinical trials for MN-246 in healthy subjects.

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

In connection with the conduct of clinical trials for each of our product candidates, we face many risks, including the risks that:

•	the product candidate may not prove to be effective in treating the targeted indication;

•	patients may die or suffer other adverse effects for reasons that may or may not be related to the product candidate being tested;

•	the results may not confirm the positive results of earlier clinical trials;

•	the FDA or other regulatory authorities may not agree with our proposed development plans or accept the results of completed clinical trials; and

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

•

reaching agreements on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	recruiting and enrolling patients to participate in clinical trials;

•

retaining patients who have chosen to participate in a clinical trial but who may be prone to withdraw due to the treatment protocol, lack of efficacy, personal issues, or side effects from the therapy or who are lost to further follow-up;

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

We have consumed substantial amounts of capital since our inception. From our inception to March 31, 2009, we had an accumulated deficit of $232.0 million. Our cash and cash equivalents, net of the ARS Loan, investment securities and a long-term asset consisting of the ARS Put totaled approximately $44.6 million at March 31, 2009. We intend to manage our product development programs such that our existing cash, cash equivalents and investment securities as of March 31, 2009 will be sufficient to meet our operating requirements through at least March 31, 2010. We have based this estimate on assumptions that may prove to be wrong, and we could spend our available financial resources faster than we currently expect. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

At December 31, 2008, all of our remaining marketable securities available-for-sale, which consisted of auction rate securities, or ARS, were designated as trading securities and were classified to long-term due to the time frame in which we can readily convert these securities into cash. Our long-term asset consists of an ARS Put (as described below). At March 31, 2009, $20.9 million of our ARS consisted primarily of municipal bonds and government-guaranteed student loan securities and $2.2 million of our ARS consisted of private placement securities. None of the underlying collateral for our ARS consisted of subprime mortgages or collateralized debt obligations. ARS are generally long-term debt instruments that historically have provided liquidity through a “Dutch” auction process that resets the applicable interest rate at predetermined calendar intervals, typically seven, 28, 35 or 49 days.

Due to continued negative conditions in the global credit markets, our ARS have continued to fail at auction with few to no trades in either the primary or the secondary markets. As a result, we have been unable to liquidate our ARS that are not subject to the ARS Rights Offer, and we could be required to hold these securities until such time that they are redeemed by the issuer, successfully sold at auction, sold through a secondary market or ultimately mature. In addition, with the adoption of SFAS 157, we determined the fair value of our ARS portfolio primarily on Level 3 criteria, which resulted in our reliance on a discounted cash flow valuation model with assumptions related to interest rates, maturities and liquidity determined by us based on the credit quality of the security, the credit quality of the associated insurer, if applicable, the respective prospectus and the credit market outlook. With our long-term investments designated as trading securities, any additional increase or decrease in the fair value of our long-term investments is recorded as either a gain or an impairment charge, respectively, in our consolidated statement of operations. At March 31, 2009, we recorded a net impairment charge on our long-term investments of approximately $0.9 million to reduce the carrying value of our long-term investments.

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

UBS may demand full or partial payment of the ARS Loan, at its sole option and without cause, at any time. All ARS Loan advances are subject to collateral maintenance requirements. UBS may also, at any time, in its discretion, terminate and cancel the ARS Loan. If at any time UBS exercises its right to terminate the credit line agreement governing the ARS Loan, then UBS is required to provide, as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the credit line agreement and the agreement will remain in full force and effect until such time as such alternative financing has been established. We cannot assure you that we will not default on our obligations under the credit line agreement, which could result in the acceleration of our repayment obligations, or that UBS will not call the amounts outstanding under the ARS Loan, either of which would negatively impact our financial condition and cash flow. In addition, we cannot assure you that UBS will consummate the ARS Rights Offer and repurchase our ARS subject to such offer at par value, or that we will be able to renew this facility at maturity on similar terms, or at all.

Failure to complete business combination transactions could have an adverse affect on our results of operations and financial condition.

In December 2008, we made a proposal to Avigen and its shareholders regarding a proposed merger between us and Avigen. Under our proposal, we would offer as consideration a combination of our registered common stock and shares of a MediciNova convertible security for each share of Avigen common stock outstanding. We have not entered into, and we cannot assure you that we will enter into, a definitive transaction agreement with Avigen. If we do execute such an agreement, we cannot assure you we will be able to consummate the transaction due to the strong likelihood that the agreement will include conditions to closing, or that our results of operations, financial condition and outlook would improve as a result of the consummation of any merger transaction with Avigen. In addition, we cannot assure you that we will continue to pursue any acquisition activity in the future.

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

We rely on third parties to assist us with our clinical trials and other important aspects of our product development programs, and we may incur additional development costs, experience delays in the commencement and completion of clinical trials, and be unable to obtain regulatory approval for or commercialize our product candidates on our anticipated timeline if these third parties do not successfully carry out their contractual duties or meet expected deadlines.

We rely extensively on CROs, medical institutions, clinical investigators, contract laboratories and other service providers to perform important functions related to the conduct of our clinical trials, the collection and analysis of data and the preparation of regulatory submissions. Although we design and manage our current clinical trials to ensure that each clinical trial is conducted in accordance with its investigational plan and protocol, we do not have the ability to conduct all aspects of our clinical trials directly for our product candidates. In the course of clinical development, we have contracted and will continue to contract with a number of these organizations, including: Accelsiors CRO and Consultancy Services of Budapest, Hungary; PRA International of Raleigh, North Carolina; Fulcrum Pharma Developments, Inc. of Durham, North Carolina; Paragon Biomedical, Inc. of Irvine, California; Quintiles, Inc. of Morrisville, North Carolina; PharmaNet, Inc. of Princeton, New Jersey; and Synteract, Inc. of Carlsbad, California.

The FDA requires us and our CROs to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on CROs does not relieve us of these responsibilities and requirements. The CROs, clinical investigators and other service providers that we employ in the conduct of our clinical trials are not our employees, and we cannot control the amount or timing of resources that they devote to our product development programs. If these third parties fail to devote sufficient care, time and resources to our product development programs, if their performance is substandard, or if they are inspected by the FDA and found not to be in compliance with GCPs, it will delay the completion of the clinical trial in which they are involved and the progress of the affected development program. The CROs with which we contract for execution of our clinical trials play a significant role in the conduct of the clinical trials and the subsequent collection and analysis of data. Any failure of the CROs to meet their obligations could adversely affect clinical development of our product candidates. Moreover, the CROs, clinical investigators and other service providers may have relationships with other commercial entities, some of which may have competitive products under development or currently marketed, and our competitive position could be harmed if they assist our competitors. If any of these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if the performance of any of these third parties is substandard, or if the quality or accuracy of the clinical data is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our product candidates. In addition, while we believe that there are numerous alternative sources to provide these services, we might not be able to enter into replacement arrangements without delays or additional expenditures if we were to seek such alternative sources.

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

To date, we have entered into an agreement with Hospira Worldwide, Inc., or Hospira, for the development and supply of finished product of MN-221 for the treatment of acute exacerbations of asthma utilizing Hospira’s proprietary ADD-Vantage drug delivery system that we intend to use in clinical trials and the commercial market. In addition to Hospira’s proprietary drug delivery system, we anticipate entering into a commercial supply agreement for finished product of MN-221 in standard vials. However, other than Hospira, we do not have agreements established regarding commercial supply of finished product of MN-221 in standard vials or for the active pharmaceutical ingredient, or API, or finished product for any of our product candidates. In particular, pursuant to our license agreement with Kissei Pharmaceutical, Kissei Pharmaceutical has the exclusive right to manufacture the commercial supply of the API for MN-221. Therefore, we will need to successfully negotiate a commercial supply agreement with Kissei Pharmaceutical on commercially reasonable terms, or another third-party manufacturer in the event that we are unable to reach agreement with Kissei Pharmaceutical, in order to manufacture the API for MN-221 on a commercial scale if MN-221 is approved by the FDA or other regulatory authorities for commercial sale. We will also need to successfully negotiate a supply agreement with a third-party manufacturer on commercially reasonable terms in order to manufacture the finished product of MN-221 in standard vials. We may not be able to establish or maintain any commercial manufacturing and supply arrangements on commercially reasonable terms that we require for purposes of commercializing a product. Any failure by us to secure or maintain any such required commercial supply agreements could result in interruption of supply and lost or delayed revenues, which would adversely affect our business.

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

Our manufacturers are obligated to operate in accordance with FDA-mandated Current Good Manufacturing Practices, or cGMPs, and, in some cases, International Convention on Harmonization, or ICH, standards. A failure of any of our third-party manufacturers to establish and follow cGMPs and/or ICH standards and to document their adherence to such practices may lead to significant delays in our ability to timely conduct and complete clinical trials, obtain regulatory approval of product candidates or launch of our products into the market. In addition, changing third-party manufacturers is difficult. For example, a change in third-party manufacturer for a particular product candidate requires re-validation of the manufacturing processes and procedures in accordance with cGMPs, which may be costly and time-consuming and, in some cases, our manufacturers may not provide us with adequate assistance to transfer the manufacturing processes and procedures for our product candidates to new manufacturers or may possess intellectual property rights covering parts of these processes or procedures for which we may need to obtain a license. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of regulatory approvals, seizures or recalls of products, operating restrictions and criminal prosecutions.

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

Moreover, product candidate acquisitions that we do complete involve numerous risks, including:

•	difficulties in integrating the development program for the acquired product candidate into our existing operations;

•	diversion of financial and management resources from existing operations;

•	risks of entering new markets or technologies and of receiving regulatory approval;

•	inability to generate sufficient revenues to offset acquisition costs; and

•	delays that may result from our having to perform unanticipated preclinical studies or other tests on the product candidate.

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

The development and commercialization of drug products entails significant product liability risks. Product liability claims may arise from use of any of our product candidates in clinical trials and the commercial sale of any approved products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

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

As of May 11, 2009, we had 26 full-time employees and one intern. We will need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. For example, we may hire additional personnel in clinical development, regulatory affairs and business development to further strengthen our core competencies or choose to develop sales, marketing and distribution capabilities for certain of our product candidates. Our need to effectively manage our operations, growth and product development programs requires that we:

•	manage our clinical trials effectively;

•	manage our internal development efforts effectively while carrying out our contractual obligations to licensors and other third parties;

•	ensure that our consultants, CROs and other service providers successfully carry out their contractual obligations, provide high quality results and meet expected deadlines; and

•	continue to improve our operational, financial and management controls, reporting systems and procedures.

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

As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Risks Related to the Securities Markets and Investment in Our Common Stock

Our stock price may be volatile, and you may not be able to resell our shares at a profit or at all.

Despite the listing of our common stock on the Nasdaq Global Market and the Hercules Market of the Osaka Securities Exchange in Japan, trading volume in our securities has been light and an active trading market may not develop for our common stock. In March 2009, our average trading volume was approximately 3,500 shares per day on the Nasdaq and 26,200 shares per day on the Hercules Market of the Osaka Stock Exchange.

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like us in particular, have historically been highly volatile and may continue to be highly volatile in the future. For example, since the date of our initial public offering in Japan through March 31, 2009, our common stock has traded as high as approximately $42.00 and as low as approximately $1.50. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

On September 19, 2005, we filed a Registration Statement on Form S-1 to register 6,733,536 shares of common stock for resale from time to time, which registration statement was subsequently declared effective by the SEC. The registered shares were beneficially owned by 47 holders. On November 23, 2005, we filed a Registration Statement on Form S-1 to register 1,335,657 shares of common stock issuable upon the exercise of warrants held by three parties, of which warrants held by our two founders that relate to 1,285,657 shares were exercisable at $1.00 per share and a warrant held by a separate investor that relates to 50,000 shares was exercisable at $10.00 per share. At March 31, 2009, one warrant for 50,000 shares held by a separate investor was outstanding. All of the warrants held by our founders have been exercised, and the warrant held by a separate investor expires in May 2009. All of such shares, other than shares held by our affiliates, may also be sold from time to time in exempt transactions pursuant to Rule 144 promulgated by the SEC. If the holders of such shares, to the extent such shares have not been sold already, were to attempt immediately to sell their shares, there would be significant downward pressure on our stock price and it may be difficult, or even impossible, to find a buyer for shares of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
10.1(1)	Credit Line Account Application and Agreement for Organizations and Businesses, executed by the Registrant on January 8, 2009, by and between the Registrant and UBS Bank USA.

10.2(1)	Addendum to Credit Line Account Application and Agreement, executed by the Registrant on January 8, 2009, by and between the Registrant, UBS Bank USA and UBS Financial Services Inc.

10.3(1)	Addendum to Credit Line Agreement, executed by the Registrant on January 8, 2009, by and between the Registrant and UBS Bank USA.

10.4(1)	Important Notice on Interest Rates and Payments, executed by the Registrant on January 8, 2009, by and between the Registrant and UBS Bank USA.

10.5(2)*	Development and Supply Agreement between MediciNova, Inc. and Hospira Worldwide, Inc. dated March 26, 2009.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended March 31, 2009.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended March 31, 2009.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Filed with the Registrant’s Current Report on Form 8-K filed January 21, 2009 and incorporated herein by reference.
(2)	Filed with the Registrant’s Current Report on Form 8-K filed March 30, 2009 and incorporated herein by reference.
*	Portions of this Exhibit have been omitted pursuant to a Confidential Treatment Request submitted to the SEC. Omitted information has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: May 15, 2009	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D. President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ SHINTARO ASAKO
Shintaro Asako Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1(1)	Credit Line Account Application and Agreement for Organizations and Businesses, executed by the Registrant on January 8, 2009, by and between the Registrant and UBS Bank USA.

10.2(1)	Addendum to Credit Line Account Application and Agreement, executed by the Registrant on January 8, 2009, by and between the Registrant, UBS Bank USA and UBS Financial Services Inc.

10.3(1)	Addendum to Credit Line Agreement, executed by the Registrant on January 8, 2009, by and between the Registrant and UBS Bank USA.

10.4(1)	Important Notice on Interest Rates and Payments, executed by the Registrant on January 8, 2009, by and between the Registrant and UBS Bank USA.

10.5(2)*	Development and Supply Agreement between MediciNova, Inc. and Hospira Worldwide, Inc. dated March 26, 2009.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended March 31, 2009.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended March 31, 2009.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Filed with the Registrant’s Current Report on Form 8-K filed January 21, 2009 and incorporated herein by reference.
(2)	Filed with the Registrant’s Current Report on Form 8-K filed March 30, 2009 and incorporated herein by reference.
*	Portions of this Exhibit have been omitted pursuant to a Confidential Treatment Request submitted to the SEC. Omitted information has been filed separately with the SEC.