Form 10-Q
period 2009-06-30
MEDICINOVA INC
filed 2009-08-14
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

As of August 11, 2009, the registrant had 12,048,003 shares of Common Stock ($0.001 par value) outstanding.

MEDICINOVA, INC.

(a development stage company)

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,657,327	$19,297,284
Investment securities-current (Note 2)	21,268,853	—
ARS put-current (Note 2)	5,641,857	—
Prepaid expenses and other current assets	1,056,382	718,317

Total current assets	56,624,419	20,015,601
Property and equipment, net	262,881	368,299
Long-term investment securities (Note 2)	2,970,131	24,047,314
Long-term ARS put (Note 2)	—	5,792,701

Total assets	$59,857,431	$50,223,915

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$422,190	$392,572
ARS loan payable (Note 2)	17,859,881	—
Accrued expenses	1,182,079	1,011,916
Income taxes payable	5,985	9,748
Accrued compensation and related expenses	667,005	765,147

Total current liabilities	20,137,140	2,179,383
Stockholders’ equity:
Common stock, $0.001 par value; 30,000,000 shares authorized at June 30, 2009 and December 31, 2008; 12,072,027 shares issued at June 30, 2009 and December 31, 2008	12,072	12,072
Additional paid-in capital	277,692,609	276,361,775
Accumulated other comprehensive loss	(67,907)	(29,744)
Treasury stock, at cost; 66,235 shares at June 30, 2009 and 87,314 shares at December 31, 2008	(1,276,047)	(1,317,362)
Deficit accumulated during the development stage	(236,640,436)	(226,982,209)

Total stockholders’ equity	39,720,291	48,044,532

Total liabilities and stockholders’ equity	$59,857,431	$50,223,915

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from September 26, 2000 (inception) to June 30, 2009
	2009	2008	2009	2008
Revenues	$—	$—	$—	$—	$1,558,227
Operating expenses:
Cost of revenues	—	—	—	—	1,258,421
Research and development	2,745,816	2,243,778	5,846,717	8,322,189	139,519,415
General and administrative	2,198,883	2,216,146	4,363,077	4,797,408	83,023,784

Total operating expenses	4,944,699	4,459,924	10,209,794	13,119,597	223,801,620

Operating loss	(4,944,699)	(4,459,924)	(10,209,794)	(13,119,597)	(222,243,393)
Gain/(impairment charge) on investment securities and ARS put, net	114,155	(936,420)	140,826	(3,295,621)	(1,119,158)
Foreign exchange (loss)/gain	(17,912)	(5,458)	9,176	(623,389)	(78,983)
Interest income, net	183,620	509,568	401,570	1,343,919	18,197,784
Income taxes	—	—	(5)	(147)	(33,564)

Net loss	(4,664,836)	(4,892,234)	(9,658,227)	(15,694,835)	(205,277,314)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	(98,445)
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	—	—	—	—	(31,264,677)

Net loss applicable to common stockholders	$(4,664,836)	$(4,892,234)	$(9,658,227)	$(15,694,835)	$(236,640,436)

Basic and diluted net loss per common share	$(0.39)	$(0.41)	$(0.80)	$(1.30)

Shares used to compute basic and diluted net loss per common share	12,072,027	12,072,027	12,072,027	12,072,027

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,		Period from September 26, 2000 (inception) to June 30, 2009
	2009	2008
Operating activities:
Net loss	$(9,658,227)	$(15,694,835)	$(205,277,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,330,834	1,599,152	45,266,796
Depreciation and amortization	131,168	180,230	1,707,264
Amortization of premium/discount on investment securities	—	(706,703)	(2,476,420)
(Gain)/impairment charge on investment securities and ARS put	(140,826)	3,295,621	1,119,158
Impairment of property and equipment	—	—	35,259
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(338,065)	818,930	(1,056,382)
Accounts payable, accrued expenses, income taxes payable and deferred rent	145,554	(1,727,762)	1,559,790
Accrued compensation and related expenses	(98,142)	(102,338)	667,005

Net cash used in operating activities	(8,627,704)	(12,337,705)	(158,454,844)

Investing activities:
Purchases of investment securities	—	(2,000,000)	(377,205,766)
Maturities or sales of investment securities	100,000	23,550,000	348,653,451
Acquisition of property and equipment	(13,449)	—	(2,249,948)
Proceeds from sales of property and equipment	—	—	256,845

Net cash provided by (used in) investing activities	86,551	21,550,000	(30,545,418)

Financing activities:
Net proceeds from the sale of common stock	—	—	120,890,566
Sale of preferred stock, net of issuance costs	—	—	80,216,971
Proceeds from ARS loan, net	17,859,881	—	17,859,881
Purchase of treasury stock, net	41,315	43,368	(1,309,829)

Net cash provided by financing activities	17,901,196	43,368	217,657,589

Net increase in cash and cash equivalents	9,360,043	9,255,663	28,657,327
Cash and cash equivalents, beginning of period	19,297,284	18,778,938	—

Cash and cash equivalents, end of period	$28,657,327	$28,034,601	$28,657,327

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock upon IPO	$—	$—	$43,515,677

Unrealized loss on investment securities	$—	$—	$(89,018)

Supplemental disclosure of non-cash operating and investment activities:
Reclassification of investment securities from current to long-term	$—	—	$24,047,314

Reclassification of investment securities from long-term to current	$21,268,853	$—	$21,268,853

Reclassification of ARS put from long-term asset to current asset	$5,641,857	$—	$5,641,857

Supplemental disclosure of interest paid	$107,595	$—	$107,595

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

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flow for the interim period presented have been included. Operating results for the three months and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other period. For further information, see the financial statements and disclosures thereto for the year ended December 31, 2008 in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2009. In addition, in connection with preparation of the consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”), we evaluated subsequent events after the balance sheet date of June 30, 2009 through August 14, 2009, the date which the financial statements were available, and disclosed, if necessary, any material subsequent events in the notes to these financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of MediciNova, Inc. and its wholly-owned subsidiaries. MediciNova, Inc. and its subsidiaries are collectively referred to herein as “we,” “our” or “us.”

On December 13, 2006, MediciNova (Europe) Limited, a wholly-owned subsidiary of MediciNova, Inc., was organized under the laws of England and Wales and established for the purpose of facilitating the clinical development of the Company’s compounds for the European marketplace. MediciNova (Europe) Limited’s functional currency is the U.S. dollar, the reporting currency of its parent.

On January 4, 2007, MediciNova Japan, Inc., a wholly-owned subsidiary of MediciNova, Inc., was incorporated under the laws of Japan and established to strengthen business development and investor and public relations activities in Japan and other Asian countries. MediciNova Japan, Inc.’s functional currency is the U.S. dollar, the reporting currency of its parent.

All intercompany transactions and investments in our subsidiaries have been eliminated in consolidation of the financial statements.

Use of Estimates

We prepared the accompanying unaudited consolidated financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

New Accounting Standards Recently Adopted

In April 2009, the Financial Accounting Standards Board (“FASB”) issued several pronouncements related to fair value measurement, recording and disclosure in financial reporting. FASB Staff Position No. 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” were issued to outline the required financial statement disclosures relating to fair value of financial instruments during interim reporting periods. FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” was issued to provide additional guidance in evaluating the fair value of a financial instrument when the volume and level of activity for the asset or liability has significantly decreased. FASB Staff Position No. 115-2 and FASB Staff Position No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” were issued to provide additional guidance on presenting impairment losses on securities. All of the fair value measurement pronouncements were effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these new pronouncements did not have a material effect on our consolidated results of operations or financial condition.

In May 2009, the FASB issued SFAS 165, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on our consolidated financial statements.

New Accounting Standards Recently Issued

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), which replaced FASB 162. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to have a material effect on our consolidated results of operations or financial condition.

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

At June 30, 2009, cash and cash equivalents (instruments with maturities of three months or less at the date of purchase) were $28.7 million and primarily invested in money market accounts. We measure our cash equivalents on a recurring basis. The fair value of our cash equivalents, which are current assets, is based on Level 1 criteria in which their carrying amount is a reasonable estimate of their fair value based on daily quoted market prices.

At June 30, 2009, we held investment securities-current of $21.3 million consisting of Auction Rate Securities (“ARS”), all of which had AAA ratings at the time of purchase, that principally represent interests in government-guaranteed student loans and we held an ARS Put (as defined below) in the amount of $5.6 million. In August 2008, UBS AG and its affiliates (“UBS”), the brokerage firm through which we purchased the majority of our ARS, entered into a settlement with the Securities and Exchange Commission (“SEC”), the New York Attorney General and other state agencies. Pursuant to the settlement, UBS issued to us Auction Rate Security Rights, which would allow us to sell to UBS our ARS held in accounts with UBS (“ARS Rights Offer”). As part of the ARS Rights Offer, we received the right to sell to UBS our ARS held in accounts with UBS at par value any time during the period beginning June 30, 2010 and ending July 2, 2012 (“ARS Put”). As part of the settlement, UBS also offered to us a no net cost loan program, whereby we would be able to borrow up to 75 percent of the market value, as determined by UBS at its sole discretion, of our ARS that have been pledged as collateral at an interest cost that would not exceed the interest being paid on the underlying ARS investments (“ARS Loan”). Under the ARS Loan program, UBS may demand full or partial payment of the ARS Loan, at its sole option and without cause, at any time. If at any time UBS exercises its right to terminate the credit line agreement governing the ARS Loan, then UBS is required to provide, as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the credit line agreement and the agreement will remain in full force and effect until such time as such alternative financing has been established. In January 2009, we were approved for the ARS Loan in the amount of $15.9 million and drew down the entire preapproved amount. In addition, in February 2009, we borrowed an additional $2.2 million under the ARS Loan, bringing the total amount outstanding under the ARS Loan to $18.1 million, following UBS’ decision to increase our availability under the ARS Loan. All cash received under the ARS Loan was invested in money market accounts. At June 30, 2009, the ARS associated with the ARS Rights Offer and the ARS Put were reclassified out of long-term assets to current assets due to the time frame in which they can be readily converted to cash.

At June 30, 2009, the carrying cost of the ARS Loan was $17.9 million. For the three months and six months ended June 30, 2009, $100,000 of our current investment securities was redeemed at par value, with the proceeds being used to pay down the outstanding balance of the ARS Loan.

At June 30, 2009, we held long-term investments of $3.0 million which consisted of ARS that principally represent interests of municipal bonds, government-guaranteed student loan securities, insurance notes and portfolios of securities (primarily commercial paper).

At June 30, 2009, our total ARS portfolio (both current and long-term) totaled $24.2 million, of which $2.1 million consisted of private placement securities. None of the underlying collateral of our ARS portfolio consisted of subprime mortgages or collateralized debt obligations. Our ARS were designated as trading investment securities at December 31, 2008. We measure all of our ARS and the ARS Put on a recurring basis based on Level 3 criteria because neither an active primary nor active secondary market exists for these securities. The table below reconciles fair value of our ARS trading investment securities and the ARS Put at December 31, 2008 with fair value at June 30, 2009, as determined by Level 3 (unobservable) inputs:

	Fair Value at 12/31/08	Transfers in/ (out) of Level 3 1/1/09-6/30/09	Transfers in/(out) of Long-term to Current 1/1/09-6/30/10	Redemptions 6/30/2009	Impairment Charge at 6/30/2009	Gain at 6/30/2009	Fair Value at 6/30/2009
Auction rate securities(1)	$21,055,569	$—	$(21,055,569)	$—	$—	$—	$—
Auction rate securities(2)	2,991,745	—	—	$—	(21,614)		2,970,131

Total long-term investments	$24,047,314	$—	$(21,055,569)	$—	$(21,614)	$—	$2,970,131

Long-term asset, ARS Put(3)	$5,792,701	$—	$(5,792,701)	$—	$—	$—	—

Investment-current(1)	$—	$—	$21,055,569	$(100,000)	$—	$313,284	$21,268,853

ARS Put-current(3)	$—	$—	$5,792,701	$—	$(150,844)	$—	$5,641,857

(1)	Aggregated fair value reported at June 30, 2009 reflects fair value as determined by our discounted cash flow model with liquidity discounts, pursuant to which we took into consideration the brokerage firm’s pricing model, the tax status (taxable vs. tax exempt) of the security, credit quality of the issuer, assumed maturity (seven years), insurance wraps and the portfolio composition. We also made assumptions regarding future cash flows and the likelihood of the ARS being redeemed or refinanced. In addition, we performed a sensitivity analysis by calculating fair value with a maturity of one year through ten years. The annual coupon rate utilized was set at the U.S. Treasury Department published average of the bond equivalent rates of the 91-day Treasury bills auctioned during the quarter ending June 30, 2009 (which was the Federal Family Education Loan Program special allowance rate for the quarter ending June 30, 2009) plus 120 basis points. We believe that using this interest rate is reasonable given that a majority of our ARS portfolio is collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. Using our discounted cash flow model with liquidity discounts ranging from 4% to 33%, we calculated aggregate fair value for these securities, which ranged between $25.4 million with a two-year maturity, $22.8 million with a five-year maturity and $19.1 million with a ten-year maturity. As of June 30, 2009, these ARS continued to pay interest according to their stated interest terms, and we received a partial redemption at par value of $100,000 on one of the securities in this portfolio. In addition, as these investment securities are trading securities, the approximate $313,000 increase in the overall fair value of the ARS was recorded as a gain in our consolidated statement of operations. Pursuant to the ARS Rights Offer, the earliest date that we can redeem these investment securities at par is June 30, 2010; therefore, at June 30, 2009, we reclassified these investment securities out of long-term assets and into current assets in our consolidated balance sheets.
(2)	Aggregated fair value reported at June 30, 2009 reflects fair value as determined by our discounted cash flow model, which employed liquidity discounts ranging from 3% to 30% depending on the security type and included assumptions regarding future cash flows and the likelihood of the redemption or refinancing of such ARS. We also performed a sensitivity analysis by calculating fair value with a maturity of one year through ten years. The interest rate utilized in the model was either the London Interbank Offered Rate (“LIBOR”) plus the spread, as indicated in the respective security prospectus which was generally 200 basis points, or the U.S. Treasury Department published average of the bond equivalent rates of the 91-day Treasury bills auctioned during the quarter ending June 30, 2009 (which was the Federal Family Education Loan Program special allowance rate for the quarter ending June 30, 2009) plus 120 basis points for the ARS collateralized by student loans. The LIBOR rate was per bankrate.com, which we deemed as a reasonable source given it is a widely utilized third-party rate source. We believe that utilizing the Federal Family Education Loan Program special allowance rate for the student loan ARS is reasonable given the collateral of the ARS is student loans. Using this methodology, we calculated aggregate fair value for these securities, which ranged between $3.5 million with a two-year maturity, $3.2 million with a five-year maturity and $2.7 million with a ten-year maturity. As of June 30, 2009, the ARS continue to pay interest according to their stated interest terms. Because these investment securities are trading securities, the approximately $22,000 decrease in fair value was recorded as an impairment charge in our consolidated statement of operations. In addition, because of our expectation as to when we may be required to liquidate these ARS for operating purposes, these securities are classified as long-term investments in our consolidated balance sheets.

(3)	We elected to measure the ARS Put under the fair value option of SFAS 159 to mitigate the volatility in reported earnings due to the linkage of certain of our ARS and the ARS Put. Fair value of the ARS Put, which equaled $5.6 million at June 30, 2009, was also determined through the use of a discounted cash flow valuation model with assumptions being made related to interest rate, maturity and liquidity. We effectively used a liquidity discount of approximately 5%, an interest rate of approximately 5% which took into consideration the brokerage firm’s weighted average cost of capital and a maturity of 12 months given that the earliest date the ARS Put can be exercised is June 30, 2010. Based on our discounted cash flow valuation, at June 30, 2009, we recorded an impairment charge of approximately $151,000 in our consolidated statement of operations, which effectively netted out most of the gain we recognized on the linked ARS. In addition, at June 30, 2009, we reclassified the ARS Put out of long-term assets to current assets because it can be exercised within 12 months.

3. Net Loss Per Share

Net loss per share is presented as basic and diluted net loss per share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. Potentially dilutive securities of 217,800 and 38,200 for the six months ended June 30, 2009 and 2008, respectively, were excluded from determining diluted earnings per share because of their anti-dilutive effect.

4. Comprehensive Income (Loss)

We have applied SFAS No. 130, “Reporting Comprehensive Income,” which requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity (net assets) during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). Our comprehensive loss includes unrealized losses on marketable securities and currency translation. The table below sets forth the components of comprehensive loss at:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(4,664,836)	$(4,892,234)	$(9,658,227)	$(15,694,835)
Currency translation	1,355	(11,906)	(38,163)	2,934
Unrealized loss on investment securities	—	—	—	83,792

Comprehensive loss	$(4,663,481)	$(4,904,140)	$(9,696,390)	$(15,608,109)

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

For the three months ended June 30, 2009 and 2008, share-based compensation expense related to stock options was recorded as a component of general and administrative expense, which equaled approximately $0.5 million and $0.5 million, respectively, and research and development expense, which equaled approximately

$0.2 million and $0.4 million, respectively. For the six months ended June 30, 2009 and 2008, share-based compensation expense related to stock options was recorded as a component of general and administrative expense, which equaled approximately $0.9 million and $0.9 million, respectively, and research and development expense, which equaled approximately $0.4 million and $0.7 million, respectively. There were no stock option exercises during the three months and six months ended June 30, 2009. As of June 30, 2009, there was $3.0 million of unamortized compensation cost related to unvested stock option awards, which we expect to recognize over a remaining weighted-average vesting period of 1.5 years.

The exercise price of stock options to purchase 5,000 shares of common stock and 408,373 shares of common stock granted during the three months and six months ended June 30, 2009 was equal to market value on the date of grant and the share-based compensation expense for such stock options is reflected in operating results for the three months and six months ended June 30, 2009. The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Risk-free interest rate	2.13%	3.49%	1.61%	3.00%
Expected volatility of common stock	73.00%	69.00%	69.00%	69.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected option term (in years)	4.86	4.00	4.01	4.00

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our outstanding stock options. The expected volatility of our common stock is based on the average volatility of certain peers within our industry sector and management’s judgment. We have not paid any dividends on our common stock since our inception, and we do not anticipate paying any dividends on our common stock in the foreseeable future. The expected life of employee stock options is based on the simplified method for “plain vanilla options” as provided by Staff Accounting Bulletin (“SAB”) No. 107 and SAB No. 110, as we concluded that our historical stock option exercise experience does not provide a reasonable basis for us to estimate expected term.

As share-based compensation expense recognized in our consolidated statement of operations for the three months and six months ended June 30, 2009 was based on stock option awards ultimately expected to vest, such expense is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have very few employees and our stock options vest monthly; therefore, we do not estimate any forfeitures in 2009 and we will adjust our stock-based compensation expense should any forfeitures occur. The weighted-average fair value of each stock option granted during the three months and six months ended June 30, 2009, estimated as of the grant date using the Black-Scholes option valuation model, was $1.66 per stock option and $1.17 per stock option, respectively, whereas the weighted-average fair value of each stock option granted during the three months and six months ended June 30, 2008 was $2.46 per stock option and $2.38 per stock option, respectively.

6. Income Taxes

We adopted the provisions of Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. As a result of the adoption of FIN 48, we had no cumulative effect adjustment and therefore no change to the January 1, 2007 balance in retained earnings. At January 1, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, we had no unrecognized tax benefits that, if recognized, would affect our effective income tax rate in future periods.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrued interest or penalties at June 30, 2009.

We are subject to taxation in the United States and various state jurisdictions. Our tax years for 2000 and forward are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

At January 1, 2009, we had net deferred tax assets of $61.9 million. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset our net deferred tax asset. Additionally, the future utilization of our NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. An analysis was performed which indicated that multiple ownership changes have occurred in previous years which created annual limitations on our ability to utilize NOL and tax credit carryovers. These limitations will result in the expiration of unused federal net operating loss carryforwards and federal tax credits in the amount of $8.8 million and $2.2 million, respectively. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, through June 30, 2009, we have not recorded any federal or state income tax benefit in our consolidated statement of operations.

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

A summary of the changes in stock options outstanding under the 2000 Plan and 2004 Plan during the six months ended June 30, 2009 is as follows:

	Stock Options	Weighted Average Exercise Price
Balance at December 31, 2008	2,579,511	$10.59
Granted	408,373	$2.21
Exercised	—	$—
Cancelled	(390,283)	$7.03

Balance at June 30, 2009	2,597,601	$9.88

There was no aggregate intrinsic value of stock options exercised during the three months and six months ended June 30, 2009. The aggregate intrinsic value of stock options outstanding at June 30, 2009 and exercisable at June 30, 2009 was approximately $846,000 and approximately $80,000, respectively. Of the total stock options outstanding as of June 30, 2009, options to purchase 1,715,416 shares of common stock are exercisable, with a weighted average exercise price of $11.68 per share and a weighted average contractual life of 7.1 years.

Employee Stock Purchase Plan

Under the MediciNova, Inc. 2008 Employee Stock Purchase Plan (“ESPP”), 300,000 shares of our common stock have been reserved for issuance. The ESPP permits full-time employees to purchase our common stock through payroll deductions (which cannot exceed 15% of each employee’s compensation) at the lower of 85% of fair market value at the beginning of the offering period or the end of each six-month purchase period. The estimated fair value of each ESPP purchase is determined on the date the offering period begins using the Black-Scholes option valuation model. For the six months ended June 30, 2009, 21,079 shares of common stock were issued under the ESPP and 266,627 shares of common stock were available for future issuance.

9. Subsequent Events

Redemption of ARS

On July 7, 2009 and August 4, 2009, $50,000, respectively, of our current investment securities were redeemed at par value with the total proceeds of $100,000 used to pay down our outstanding ARS Loan.

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

We are a development stage company. We have incurred significant net losses since our inception. At June 30, 2009, from inception, our accumulated deficit was approximately $236.6 million, including $45.3 million of non-cash stock-based compensation charges related to employee stock-based compensation and founders’ warrants. We expect to incur substantial net losses for at least the next several years as we continue to develop certain of our existing product development programs, primarily MN-221 for the treatment of acute exacerbations of asthma and chronic obstructive pulmonary disease, or COPD, exacerbations, and over the long-term if we are successful in expanding our research and development programs and acquiring or in-licensing products, technologies or businesses that are complementary to our own.

We have acquired licenses to eight compounds for the development of ten product candidates. Our development pipeline consists of eight development programs which have been in clinical development for the treatment of acute exacerbations of asthma, multiple sclerosis, or MS, bronchial asthma, interstitial cystitis, solid tumor cancers, Generalized Anxiety Disorder/insomnia, preterm labor and urinary incontinence, and two development programs which have been in preclinical development for the treatment of thrombotic disorders. We also plan to initiate a new development program for MN-221 for the treatment of COPD exacerbations.

At present, we are focusing our resources on the development of the following two prioritized product development programs:

•

MN-221 for the treatment of acute exacerbations of asthma and COPD exacerbations, for which we initiated a Phase II clinical trial in the first quarter of 2009 to evaluate the safety and efficacy of MN-221 in patients with severe, acute exacerbations of asthma treated in the emergency room and completed a Phase II clinical trial in the second quarter of 2009 which evaluated MN-221 at planned escalating doses in patients with severe, acute exacerbations of asthma treated in the emergency room; and

•	MN-166 for the treatment of MS, for which we completed a Phase II clinical trial in Eastern Europe in the second quarter of 2008.

Upon completion of proof-of-concept Phase II clinical trials, we will either continue to pursue development independently in the United States, as we presently intend with MN-221, or establish a strategic collaboration to support further clinical development, as we presently intend with MN-166. Following the completion of the Phase II clinical trial for MN-166, we are not planning to pursue any further significant development of MN-166 until such time that we are able to secure a strategic collaboration to advance the clinical development of MN-166.

On April 22, 2009, we reported the final results from the Phase II clinical trial (MN-221-CL-006) which evaluated MN-221 at planned escalating doses of 240 to 1,080 micrograms in patients with severe, acute exacerbations of asthma treated in emergency departments. The study included 29 (13 treated with standard care only and 16 treated with MN-221 plus standard care) patients with severe, acute exacerbations of asthma. All patients received standardized care consisting of inhaled albuterol, ipratropium and oral steroid treatment. No safety concerns with adding MN-221 to standardized care were identified following review of electrocardiogram, or ECG, laboratory and Adverse Experience data. The hospitalization rate among patients treated with standardized care only was 46 percent (six of 13), which was the anticipated rate, compared to a hospitalization rate of 25 percent (four of 16) among patients receiving MN-221 plus standardized care. As specified in the protocol for this clinical trial, no inferential statistics (i.e., p-values) were calculated for this study. Improvement in forced expiratory volume in 1 second, or FEV1, values generally appeared to be greater for patients receiving MN-221 in addition to standardized treatment.

On April 22, 2009, we also announced that the Phase II clinical trial (MN-221-CL-007) designed to evaluate the safety and efficacy of MN-221 in patients with severe, acute exacerbations of asthma began enrolling patients in the United States. The study is designed to enroll approximately 200 patients at approximately 35 emergency department clinical sites, including the clinical sites rolled over from the MN-221-CL-006 study, in North America, Australia and New Zealand. The MN-221-CL-007 clinical trial was initially designed to compare standardized care to standardized care plus MN-221 at a dose of 1,200 micrograms administered over one hour. Once a patient has received the initial standardized care treatment regimen, the patient will be assessed for response to that treatment. If the patient’s FEV1 is less than or equal to 50 percent of predicted and the patient meets all other study entry criteria, the patient will be randomized to receive either MN-221 or placebo. Patients enrolled in the study will continue to receive standardized care as needed. The primary efficacy endpoint will be improvement in FEV1.

On May 28, 2009, we announced the modification of the dosing regimen for the Phase II clinical trial (MN-221-CL-007) for MN-221 in patients with severe, acute exacerbations of asthma. Dosing in the MN-221-CL-007 clinical trial was modified to compare standardized care only to standardized care plus MN-221 at a dose of 250 micrograms administered over 15 minutes rather than at a dose of 1,200 micrograms administered over one hour. The modification was based on further analysis of data from the recently completed Phase II clinical trial (MN-221-CL-006) which evaluated MN-221 at planned escalating doses in patients with severe, acute exacerbations of asthma treated in emergency departments and two earlier Phase II clinical trials (MN-221-CL-004 and MN-221-CL-005) which evaluated MN-221 in patients with stable asthma.

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

Avigen Transaction

On June 25, 2009, we jointly announced with Avigen, Inc., or Avigen, that the two companies confirmed a mutual understanding of certain key terms for our proposed acquisition of Avigen that would combine the companies’ broad neurological clinical development programs based on ibudilast (our MN-166 product candidate and Avigen’s AV-411 product candidate). The understanding reached by the two companies is nonbinding and subject to definitive documentation and due diligence. We remain involved in negotiations with Avigen over the terms of the business combination; however, no definitive agreements have been reached, and there can be no assurances that definitive agreements will be successfully negotiated, the proposed terms will not be revised from those previously announced to the public or that the proposed business combination will be completed.

Subsequent Events

On July 13, 2009, we announced the proposed final protocol for the Phase II clinical trial (MN-221-CL-007) for MN-221 in patients with severe, acute exacerbations of asthma. Following a more comprehensive pharmacokinetic/pharmacodynamic analysis and model of data from previous Phase II clinical trials, we determined that the dose of 1,200 micrograms of MN-221 administered over one hour may provide greater potential efficacy without conferring additional risk to patients. As a result, the dosing in the MN-221-CL-007 clinical trial was changed to compare standardized care only to standardized care plus MN-221 at a dose of 1,200 micrograms administered over one hour rather than at a dose of 250 micrograms administered over 15 minutes. As of August 2009, patient enrollment had resumed, and we expect to complete enrollment within nine to 12 months from such point in time.

On July 20, 2009, we announced our plans to initiate the evaluation of MN-221 for the treatment of COPD exacerbations. This indication represents the second respiratory indication for which we are currently evaluating

MN-221. We plan to evaluate the use of MN-221 for the treatment of COPD under our existing Investigational New Drug Application, or IND, for MN-221.

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

Research and Development

Our research and development expenses consist primarily of the license fees related to our product candidates, salaries and related employee benefits, costs associated with the preclinical and clinical development of our product candidates, costs associated with non-clinical activities, such as regulatory expenses, and pre-commercialization manufacturing development activities. We use external service providers to manufacture our product candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates; therefore, these research and development expenses consist substantially of external costs, such as fees paid to consultants, contract research organizations, or CROs, contract manufacturers and other external service providers, including professional fees and costs associated with legal services, patents and patent applications for our intellectual property. Internal research and development expenses consist of costs of compensation and other expenses for research and development personnel, supplies, materials, facility costs and depreciation. Research and development costs are expensed as incurred or accrued based on certain contractual factors such as for estimates of work performed, milestones achieved, patient enrollment and experience with similar contracts. As actual costs become known, accruals are adjusted. To date, our estimates have not differed significantly from the actual costs incurred.

The following table summarizes our research and development expenses for the periods indicated for each of our product candidates. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Unallocated” category (in thousands):

Product Candidate	Disease/Indication	Three months ended June 30,		Six months ended June 30,
		2009	2008	2009	2008
MN-221	Acute exacerbations of asthma	$2,376	$969	$4,213	$2,916
MN-166	Multiple sclerosis	(81)	532	491	3,021
MN-001	Bronchial asthma	14	(235)	35	132
MN-001	Interstitial cystitis	10	19	12	25
MN-029	Solid tumors	19	259	61	569
MN-305	Generalized Anxiety Disorder/insomnia	2	—	2	11
MN-221	Preterm labor	—	8	—	94
MN-246	Urinary incontinence	2	(28)	6	(20)
MN-447	Thrombotic disorders	—	4	—	123
MN-462	Thrombotic disorders	—	5	—	5
Unallocated		404	711	1,027	1,446

Total research and development		$2,746	$2,244	$5,847	$8,322

As of the end of the second quarter of 2007, we determined to focus our resources on the development of our two prioritized product candidates, MN-221 for the treatment of acute exacerbations of asthma and MN-166 for the treatment of MS. However, following completion of the Phase II clinical trial of MN-166 for the treatment of MS in the second quarter of 2008, we have not undertaken, nor do we plan to undertake, any further significant clinical development of MN-166 until such time that we secure a strategic collaboration to advance the clinical development of MN-166. We anticipate that our research and development expenses will increase with respect to MN-221 in future periods as we continue development and launch clinical trials in support of potential commercialization of this product candidate for the treatment of acute exacerbations of asthma and COPD exacerbations and decrease with respect to MN-166 in future periods as we will limit expenditures on this product candidate to those development activities deemed necessary, if any, to maximize its value for purposes of securing a partner for clinical development. However, at this time, due to the risks inherent in the clinical development process and given the early stage of our MN-221 product development programs, we are unable to estimate with any certainty the costs that we will incur in the continued development of such product candidate for potential commercialization.

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

We anticipate that our general and administrative expenses may increase in future periods if we are required to expand our infrastructure based on the success of our current prioritized product development programs and in raising capital to support those and other development programs or otherwise in connection with increased business development activities related to partnering, out-licensing or disposition of our product candidates.

Investment Securities and ARS Put

Our investment securities consist of auction rate securities, or ARS, all of which had AAA ratings at the time of original purchase. ARS are generally long-term debt instruments that historically have provided liquidity through a “Dutch” auction process that resets the applicable interest rate at predetermined calendar intervals, typically seven, 28, 35 or 49 days. All of our ARS principally represent interests in municipal bonds, government-guaranteed student loans, insurance notes and portfolios of securities (primarily commercial paper). When our ARS were originally purchased, there was an active market for purchasing and selling ARS; therefore, we considered these investment securities to be available-for-sale.

Due to continued negative conditions in the global credit markets, our ARS have continued to fail at auction with few to no trades in either the primary or the secondary markets. As such, with the adoption of Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” or SFAS 157, we determine the fair value of our ARS portfolio primarily on Level 3 criteria, which results in our reliance on a discounted cash flow valuation model with assumptions related to interest rates, maturities and liquidity determined by us based on the credit quality of the security, the credit quality of the associated insurer, if applicable, the respective prospectus and the credit market outlook. Given the lack of a primary and secondary market for our ARS investment securities, we designated all of our ARS investment securities as trading securities at December 31, 2008; as a result, any additional increase or decrease in the fair value of our ARS investment securities is recorded as either a gain or an impairment charge, respectively, in our consolidated statement of operations. For the three months ended June 30, 2009, we recorded a net gain on our investment securities of approximately $1.2 million to increase the carrying value of our investment securities. We have classified our investment securities covered by the ARS Rights Offer (as described below) as current assets given that they can be converted into cash within twelve months from June 30, 2009. Our remaining investment securities are considered long-term assets, as they cannot be readily converted to cash within 12 months from June 30, 2009.

In August 2008, UBS AG and its affiliates, or UBS, the brokerage firm through which we purchased the majority of our ARS, entered into a settlement with the SEC, the New York Attorney General and other state agencies. Under the settlement, UBS issued to us Auction Rate Security Rights, which would allow us to sell to UBS our ARS held in accounts with UBS, or the ARS Rights Offer. Pursuant to the ARS Rights Offer, we received the right to sell to UBS the ARS held in accounts with UBS at par value at any time during the period beginning June 30, 2010 and ending July 2, 2012, or the ARS Put. As part of the settlement, UBS also offered to us a no net cost loan program, or ARS Loan, whereby we would be able to borrow up to 75 percent of the market value, as determined by UBS at its sole discretion, of our ARS that have been pledged as collateral at an interest cost that would not exceed the interest being paid on the underlying ARS investments. Under the ARS Loan program, UBS may demand full or partial payment of the ARS Loan, at its sole option and without cause, at any time. If at any time UBS exercises its right to terminate the credit line agreement governing the ARS Loan, then UBS is required to provide, as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the credit line agreement and the agreement will remain in full force and effect until such time as such alternative financing has been established. In January 2009, we were approved for the ARS Loan in the amount of $15.9 million and drew down the entire preapproved amount. In addition, in February 2009, we borrowed an additional $2.2 million under the ARS Loan, bringing the total amount outstanding under the ARS Loan to $18.1 million, following UBS’ decision to increase our availability under the ARS Loan. All cash received under the ARS Loan was invested in money market accounts. At June 30, 2009, the outstanding balance of the ARS Loan was $17.9 million.

Although we have the right to sell to UBS the ARS subject to the ARS Put at par beginning June 30, 2010, we determined the fair market value of the ARS without consideration of the ARS Put because they are deemed separate contractual agreements under SFAS 157.

We elected to measure the ARS Put under the fair value option of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, to mitigate the volatility in reported earnings due to the linkage of certain of our ARS and the ARS Put. Under SFAS 159, any subsequent increase or decrease in the fair value of the ARS Put would be recorded as either a gain or an impairment charge, respectively, in our consolidated statement of operations. The fair value of the ARS Put was also determined by a discounted cash flow valuation model with assumptions being made related to interest rate, maturity and liquidity. For the three months ended June 30, 2009, based on our discounted cash flow valuation, we recorded a net impairment charge of approximately $1.1 million in our consolidated statement of operations due to a decrease in the carrying value of the ARS Put to $5.6 million.

Foreign Exchange

To date, we have conducted most of our clinical trials in the United States. However, the Phase II clinical trial for MN-166 for the treatment of MS was conducted entirely in Eastern Europe. When we entered into the euro-denominated contract with the CRO managing this clinical trial on our behalf, the U.S. dollar to euro conversion rate had remained fairly constant; therefore, we did not enter into a hedging program to mitigate our foreign exchange exposure at such time. We completed this clinical trial in the second quarter of 2008. Foreign exchange gain or loss is attributable to the strengthening or weakening, respectively, of the U.S. dollar against the euro and is reflected in the remaining accrued payable for this foreign currency contract.

Interest Income, Net

Our interest income consists primarily of interest earned on our cash, cash equivalents and investment securities, offset by the interest charged on the ARS Loan.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities. We review our estimates on an ongoing basis, including those related to our significant accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are the same as those noted in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 31, 2009.

New Accounting Standards Recently Adopted

In April 2009, the Financial Accounting Standards Board, or FASB, issued several pronouncements related to fair value measurement, recording and disclosure in financial reporting. FASB Staff Position No. 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” were issued to outline the required financial statement disclosures relating to fair value of financial instruments during interim reporting periods. FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” was issued to provide additional guidance in evaluating the fair value of a financial instrument when the volume and level of activity for the asset or liability has significantly decreased. FASB Staff Position No. 115-2 and FASB Staff Position No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” were issued to provide additional guidance on presenting impairment losses on securities. All of the fair value measurement pronouncements were effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these new pronouncements did not have a material effect on our consolidated results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” or SFAS 165. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on our consolidated results of operations or financial condition.

New Accounting Standards Recently Issued

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” or SFAS 168, which replaces FASB 162. The FASB Accounting Standards Codification, or Codification, establishes a single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to have a material effect on our consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2009 and 2008

Revenues

There were no revenues for the three months ended June 30, 2009 or June 30, 2008.

Research and Development

Research and development expenses for the three months ended June 30, 2009 were $2.7 million, an increase of $0.5 million when compared to $2.2 million for the three months ended June 30, 2008. This increase in research and development expenses was primarily due to $1.4 million of costs associated with the two Phase II clinical trials related to MN-221 for the treatment of acute exacerbations of asthma in emergency departments, offset by a decrease of $0.6 million related to the completion of the two-year Phase II clinical trial for MN-166 for the treatment of MS and a decrease of $0.3 million related to our other clinical development programs as we continued to focus our resources on the clinical development program for MN-221 for the treatment of acute exacerbations of asthma.

General and Administrative

General and administrative expenses were $2.2 million for the three months ended June 30, 2009 and 2008, respectively.

Gain/Impairment Charge on Investment Securities and ARS Put

For the three months ended June 30, 2009, we recorded a net gain of approximately $114,000 on our overall ARS investment portfolio and the ARS Put based on fair value determined by our discounted cash flow models with liquidity discount, as compared to an impairment charge of approximately $936,000 on our overall ARS investment portfolio for the three months ended June 30, 2008. The net gain was primarily a result of an increase of approximately $1.2 million in the fair value of our current ARS investments, mitigated by a decrease of approximately $1.1 million in fair value of the ARS Put.

Foreign Exchange Gain/Loss

For the three months ended June 30, 2009, we recorded a foreign exchange loss of approximately $18,000 due to the revaluation of our euro-denominated liability, as compared to a foreign exchange loss of approximately $5,000 for the three months ended June 30, 2008. The foreign exchange loss was due to the weakening of the U.S. dollar at June 30, 2009.

Interest Income, Net

Interest income consisted of income earned on our cash and investment balances and totaled approximately $184,000 for the three months ended June 30, 2009, a decrease of approximately $326,000 when compared to approximately $510,000 for the three months ended June 30, 2008. The decrease was primarily due to a decrease in interest earned on most of our cash and investment balances due to lower interest rates. In addition, as of June 30, 2009, approximately $65,000 of interest was applied to the ARS Loan.

Comparison of the Six Months Ended June 30, 2009 and 2008

Revenues

There were no revenues for the six months ended June 30, 2009 or June 30, 2008.

Research and Development

Research and development expenses for the six months ended June 30, 2009 were $5.8 million, a decrease of $2.5 million when compared to $8.3 million for the six months ended June 30, 2008. This overall decrease in research and development expenses included an increase of $1.3 million of costs associated with the two Phase II clinical trials related to MN-221 for the treatment of acute exacerbations of asthma in emergency departments, offset by a decrease of $2.5 million due to the completion of the two-year Phase II clinical trial for MN-166 for the treatment of MS, a decrease of $0.5 million related to MN-029 for the treatment of solid tumors and a decrease of $0.8 million related to our other clinical development programs and unallocated R&D personnel time as we continued to primarily focus our resources on the clinical development program for MN-221 for the treatment of acute exacerbations of asthma.

General and Administrative

General and administrative expenses were $4.4 million for the six months ended June 30, 2009, a decrease of $0.4 million when compared to $4.8 million for the six months ended June 30, 2008. This decrease in general and administrative expenses was due to a $0.4 million decrease in corporate expenses related to fees paid to external consultants.

Gain/Impairment Charge on Investment Securities and ARS Put

For the six months ended June 30, 2009, a net gain of approximately $141,000 on our ARS investment portfolio and the ARS Put was recorded based on fair value as determined by our discounted cash flow models with liquidity discounts, as compared to an impairment charge of approximately $3.3 million on our ARS investment portfolio for the six months ended June 30, 2008. The net gain was primarily a result of an increase of approximately $313,000 in the fair value of our current ARS investments, offset by a decrease of approximately $151,000 in the fair value of the ARS Put and a decrease of approximately $21,000 in fair value of our long-term ARS investments.

Foreign Exchange Gain/Loss

For the six months ended June 30, 2009, we recorded a foreign exchange gain of approximately $9,000 due to the revaluation of our euro-denominated liability, as compared to a foreign exchange loss of approximately $623,000 for the six months ended June 30, 2008. The foreign exchange gain was due to the strengthening of the U.S. dollar at March 31, 2009 being greater than the weakening of the U.S. dollar at June 30, 2009. In addition, there was a reduction in our outstanding accounts payable balance to the CRO involved with the completed Phase II clinical trial for MN-166 based on reconciliations performed as of the end of the first quarter of 2009.

Interest Income, Net

Interest income consisted of income earned on our cash and investment balances and totaled approximately $402,000 for the six months ended June 30, 2009, a decrease of approximately $942,000 when compared to $1.3 million for the six months ended June 30, 2008. The decrease was primarily due to a decrease in interest earned on our cash and investment balances due to lower interest rates. In addition, as of June 30, 2009, approximately $108,000 of interest was applied to the ARS Loan.

Liquidity and Capital Resources

Since our inception, we have primarily financed our operations through the private placement of our equity securities, the public sale of our common stock and the exercise of founders’ warrants, net of treasury stock repurchases. Through June 30, 2009, we received estimated net proceeds of $201.4 million from the sale of equity securities, the exercise of warrants and stock options and employee stock purchases.

At June 30, 2009, we had approximately $40.7 million in cash, cash equivalents, investment securities and an ARS Put, net of the ARS Loan, as compared to $49.1 million of cash, cash equivalents, investment securities and ARS Put at December 31, 2008, which decrease of $8.4 million is primarily a result of our operating loss during the six months ended June 30, 2009. At June 30, 2009, $22.1 million of our ARS consisted primarily of municipal bonds and government-guaranteed student loan securities and $2.1 million of our ARS consisted of private placement securities. None of the underlying collateral for our ARS consisted of subprime mortgages or collateralized debt obligations. Based on our discounted cash flow models, our total ARS investment securities, which were designated as trading securities, increased in fair value overall and resulted in the recording of a gain of approximately $1.2 million in our consolidated statement of operations to increase their carrying value for the three months ended June 30, 2009. In addition, we also recorded an impairment charge of $1.1 million on the ARS Put to reduce its carrying value for the three months ended June 30, 2009.

In August 2008, UBS, the brokerage firm through which we purchased the majority of our ARS investments, entered into a settlement with the SEC, the New York Attorney General and other state agencies. Under the settlement, UBS issued to us the ARS Rights Offer. Pursuant to the ARS Rights Offer, we received the ARS Put. As part of the settlement, UBS also offered to us the ARS Loan, whereby we would be able to borrow up to 75 percent of the market value, as determined by UBS at its sole discretion, of our ARS that have been pledged as collateral at an interest cost that would not exceed the interest being paid on the underlying ARS investments. Under the ARS Loan program, UBS may demand full or partial payment of the ARS Loan, at its sole option and without cause, at any time. If at any time UBS exercises its right to terminate the credit line agreement governing the ARS Loan, then UBS is required to provide, as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the credit line agreement and the agreement will remain in full force and effect until such time as such alternative financing has been established. In January 2009, we were approved for the ARS Loan in the amount of $15.9 million and drew down the entire preapproved amount. In addition, in February 2009, we borrowed an additional $2.2 million under the ARS Loan, bringing the total amount outstanding under the ARS Loan to $18.1 million, following UBS’ decision to increase our availability under the ARS Loan. All cash received under the ARS Loan was invested in money market accounts. In addition, during the three months and six months ended June 30, 2009, $100,000 of our current investment securities was redeemed at par value, with the proceeds being used to pay down the outstanding amount of the ARS Loan.

We elected to measure the ARS Put under the fair value option of SFAS 159 to mitigate the volatility in reported earnings due to the direct linkage between certain of our ARS and the ARS Put. The fair value of the ARS Put was also determined by using a discounted cash flow valuation model with assumptions related to interest rate, maturity and liquidity. For the three months ended June 30, 2009, based on our discounted cash flow valuation, we recorded an impairment charge of approximately $1.1 million in our consolidated statement of operations due to a decrease in the carrying value of the ARS Put to $5.6 million.

The fair value of our ARS and the ARS Put are based in part on management’s estimates and assumptions. In the event of actual market exchanges, if any, these assumptions may prove materially different from those assumed in our valuation models and amounts may be materially different than our estimates. For example, in our models, a reduction of the expected term to redemption by two years for our ARS portfolio yielded a net increase in valuation of our ARS of $1.8 million and an increase in expected term to redemption by two years for our ARS portfolio yielded a decrease in valuation of our ARS of $1.6 million. Other factors that may impact the valuation of our ARS and the ARS Put include changes to the credit quality of the underlying assets, discount rates, counterparty risk and the condition of the overall credit market.

We will continue to monitor closely our ARS, as the liquidity of such securities could impact our ability to fund our operations if we are unable to liquidate such securities, otherwise unable to obtain capital to fund our operations or UBS demands full or partial payment of the ARS Loan and does not timely provide us with alternative financing on substantially the same terms. In the event that the credit crisis continues or worsens and the ARS market remains illiquid, we may not be able to recover the full value of our ARS investments should we determine it is necessary to liquidate any such securities. Further, in such event, we may not be able to borrow the maximum available amount under the ARS Loan or, if we have borrowed the maximum available amount, maintain such loan outstanding.

Net cash used in operating activities decreased to $8.6 million for the six months ended June 30, 2009 from $12.3 million for the six months ended June 30, 2008. The decrease was primarily due to a reduction in spending on research and development due to the completion of the Phase II clinical trial for MN-166 in the second quarter of 2008. Net cash provided by investing activities was approximately $87,000 for the six months ended June 30, 2009, as compared to $21.6 million provided by investing activities for the six months ended June 30, 2008. The decrease was primarily due to the illiquidity of the ARS market. Net cash provided by financing activities was $17.9 million for the six months ended June 30, 2009, as compared to less than $100,000 for the six months ended June 30, 2008. This increase was due to the net amount borrowed under the ARS Loan.

We have consumed substantial amounts of capital since our inception. We do not have any material commitments for capital expenditures and our current cash, cash equivalents and the ARS Loan are our principal sources of liquidity. At June 30, 2009, we believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating requirements, at a minimum, through June 30, 2010, including all of our planned research and development activities. We anticipate that we may require additional funding in the future to fund our operations and intended research and development activities.

Our future uses and capital requirements will depend on, and could increase significantly as a result of, many factors, including the following:

•

progress of our clinical trials and other research and development activities, including expenses to support the clinical development of MN-221 for the treatment of acute exacerbations of asthma and COPD exacerbations and milestone payments that may become payable to Kissei Pharmaceutical Co., Ltd., or Kissei Pharmaceutical, based on the progress of such product development programs;

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

Our investment securities consist entirely of ARS, and we have the ARS Put. All of our ARS had AAA ratings at the time of purchase, were originally designated as available-for-sale and principally represent interests in municipal bonds, government-guaranteed student loans, insurance notes and portfolios of securities (primarily commercial paper). None of the underlying collateral for our ARS consisted of subprime mortgages or collateralized debt obligations. At June 30, 2009, $22.1 million of our ARS consisted primarily of municipal bonds and government-guaranteed student loan securities and $2.1 million of our ARS consisted of private placement securities.

The negative conditions in the global credit markets have prevented most investors, including ourselves, from liquidating certain holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for the securities. If there is insufficient demand for the securities at the time of the “Dutch” auction, the auction may not be completed and the interest rates may be reset to the maximum interest rate applicable to the specific securities being auctioned as per the official statement issued at the initial bond sale. When auctions for these securities fail, as they did throughout 2008 and during the first half of 2009, the investments may not be readily convertible to cash until a future auction of these investments is successful, they are redeemed, repurchased or sold through a secondary market, or they mature. Because of the lack of a primary or secondary ARS market, we designated all of our ARS as trading securities at December 31, 2008. At June 30, 2009, we continued to designate all of our ARS as trading securities. In addition, during the three months ended June 30, 2009, $100,000 of our ARS was redeemed at par value, with the proceeds used to pay down the outstanding balance of the ARS Loan. At June 30, 2009, the ARS Loan balance was $17.9 million. Under the ARS Loan program, UBS may demand full or partial payment of the ARS Loan, at its sole option and without cause, at any time; however, the ARS Loan would remain in full force and effect until such time that UBS provided alternative financing at substantially the same terms. All cash received under the ARS Loan was invested in money market accounts. Because the interest that we pay on the ARS Loan will not exceed the interest that we receive on the ARS pledged as security for the ARS Loan and which are held in the collateral account, we do not believe that this arrangement subjects us to additional interest rate risk.

Foreign Currency Rate Fluctuations

We were exposed to foreign currency exchange rate risk with respect to the Phase II clinical trial for MN-166 for the treatment of MS, which we completed in Eastern Europe in the second quarter of 2008. As of June 30, 2009, we remain in the process of finalizing our reconciliation for this study with the CRO who supported us in conducting this study. We do not hedge our currency exchange rate risk; therefore, we are exposed to the fluctuations in the value of the U.S. dollar against the euro. The effects of changes in exchange rates between the U.S. dollar and euro denominated transactions are recorded as foreign currency transaction gain (loss) as a separate component of net loss. At June 30, 2009, a hypothetical 100 basis point change in the exchange rate would not have a material impact on our consolidated financial statements.

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

We are a development stage biopharmaceutical company with a limited operating history. We have incurred significant net losses since our inception. For the three months and six months ended June 30, 2009, we had a net loss of approximately $4.7 million and $9.7 million, respectively. At June 30, 2009, our accumulated deficit was approximately $236.6 million. If we are successful in raising additional capital to support such expansion, our annual net losses may increase over the next several years as we expand our infrastructure and incur significant costs related to the development of our product candidates.

We expect our research and development expenses to increase in connection with ongoing and planned clinical trials for our prioritized product candidates, primarily related to MN-221 for the treatment of acute exacerbations of asthma and COPD exacerbations, and any other development activities that we may initiate. In addition, our general and administrative expenses may increase in future periods as a result of several factors, including our research and development activities, our business development activities and any expansions in our infrastructure related to such activities. Consequently, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing drug products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We currently have no products for sale, and we cannot guarantee that we will ever have any drug products approved for sale. The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and comparable regulatory authorities in other countries. We are not permitted to market any of our product candidates in the United States until we submit and receive approval of a New Drug Application, or NDA, for a product candidate from the FDA or its foreign equivalent from a foreign regulatory authority. Obtaining FDA approval is a lengthy, expensive and uncertain process. We currently have two prioritized product candidates, MN-221 for the treatment of acute exacerbations of asthma and COPD exacerbations and MN-166 for the treatment of MS, and the success of our business currently depends on their successful development and commercialization. Neither of these product candidates has completed the clinical development process; therefore, we have not submitted an NDA or foreign equivalent or received marketing approval for either of these two prioritized product candidates. In addition, we are not currently planning to pursue any further significant clinical development of MN-166 for the treatment of MS until such time that we are able to secure a strategic collaboration to advance the clinical development of MN-166, which may delay or impede the process of completing clinical trials and seeking regulatory approval for this product candidate.

The clinical development programs for MN-221 and MN-166 may not lead to commercial products for a number of reasons, including if we fail to obtain necessary approvals from the FDA or similar foreign regulatory authorities because our clinical trials fail to demonstrate to their satisfaction that these product candidates are safe and effective. We may also fail to obtain the necessary approvals if we have inadequate financial or other resources to advance our product candidates through the clinical trial process or are unable to secure a strategic collaboration or partnership with a third party. Any failure or delay in completing clinical trials or obtaining regulatory approval for MN-221 or MN-166 in a timely manner would have a material and adverse impact on our business and our stock price.

In order to commercialize a therapeutic drug successfully, a product candidate must receive regulatory approval after the successful completion of clinical trials, which are long, complex and costly, have a high risk of failure and can be delayed or terminated at any time.

Our product candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is costly, time-consuming, uncertain and subject to unanticipated delays. To receive regulatory approval for the commercial sale of any of our product candidates, we must conduct, at our own expense, adequate and well-controlled clinical trials in human patients to demonstrate the efficacy and safety of the product candidate. Clinical testing is expensive, takes many years and has an uncertain outcome. To date, we have obtained regulatory authorization to conduct clinical trials for eight of our product development programs. INDs were approved by the FDA and are active for seven of our product candidates. We also have obtained one Clinical Trial Authorization, or CTA, for the phase II clinical trial for MN-221 in Canada.

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

•

our planned clinical trials and the data collected from such clinical trials may be deemed by the FDA or other regulatory authorities not to be sufficient, which would require additional development for the product candidate before it can be evaluated in late stage clinical trials or before the FDA or other regulatory authorities will consider an application for marketing approval.

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

If we experience delays in the commencement or completion of our clinical trials, we could incur significantly higher product development costs and our ability to obtain regulatory approvals for our product candidates could be delayed or limited. The commencement and completion of clinical trials requires us to identify and maintain a sufficient number of study sites and enroll a sufficient number of patients at such sites. We do not know whether enrollment in our ongoing and planned clinical trials for our product candidates will be completed on time, or whether our additional planned and ongoing clinical trials for our product candidates will be completed on schedule, if at all. For example, we recently have experienced delays in the enrollment of patients for our Phase II clinical trial evaluating the safety and efficacy of MN-221 in patients with severe, acute exacerbations of asthma due to changes in the dosing regimen. These delays have extended the anticipated date for completion of enrollment by approximately two months.

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

•	manufacturing sufficient quantities of a product candidate; and

•	obtaining institutional review board, or IRB, approval or approval from foreign counterparts to conduct or amend a clinical trial at a prospective site.

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

If we experience delays in the completion of our clinical trials for a product candidate, the commercial prospects for such product candidate may be harmed, we may incur increased costs for development of such product candidate, and our ability to obtain regulatory approval for such product candidate could be delayed or limited. Many of the factors that cause or lead to delays in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval for a product candidate. In addition, any amendment to a clinical trial protocol may require us to resubmit our clinical trial protocols to IRBs or their foreign counterparts for reexamination, which may delay or otherwise impact the costs, timing or successful completion of a clinical trial.

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

If any of our license agreements is terminated, we would have no further rights to develop and commercialize the product candidate that is the subject of the license. The termination of the license agreements related to either of our two prioritized product candidates would significantly and adversely affect our business. The termination of any of the remainder of our license agreements could also have a material adverse effect on our business.

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

We have consumed substantial amounts of capital since our inception. From our inception to June 30, 2009, we had an accumulated deficit of $236.6 million. Our cash, cash equivalents, investment securities and ARS Put, net of the ARS Loan, totaled approximately $40.7 million at June 30, 2009. We intend to manage our product development programs such that our existing cash, cash equivalents and investment securities as of June 30, 2009 will be sufficient to meet our operating requirements through at least June 30, 2010. We have based this estimate on assumptions that may prove to be wrong, and we could spend our available financial resources faster than we currently anticipate. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs of securing manufacturing arrangements for clinical or commercial production of our product candidates;

•	the costs associated with expanding our management, personnel, systems and facilities;

•	the costs associated with any litigation;

•	the costs associated with the operations or wind-down of any business we may acquire;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights; and

•	the costs of establishing or contracting for sales and marketing capabilities and commercialization activities if we obtain regulatory approval to market our product candidates.

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

At December 31, 2008, all of our remaining marketable securities available-for-sale, which consisted of auction rate securities, or ARS, were designated as trading securities and were classified to long-term due to the time frame in which we can readily convert these securities into cash. Our long-term asset consisted of the ARS

Put (as described below). At June 30, 2009, $21.3 million of our ARS and the ARS Put were reclassified to current assets because they can be readily converted to cash within twelve months. Of the $3.0 million of ARS which continue to be classified as long-term assets, $2.1 million consist of private placement investment securities. None of the underlying collateral for our ARS consisted of subprime mortgages or collateralized debt obligations.

Due to continued negative conditions in the global credit markets, our ARS have continued to fail at auction with few to no trades in either the primary or the secondary markets. As a result, we have been unable to liquidate our ARS that are not subject to the ARS Rights Offer, and we could be required to hold these securities until such time that they are redeemed by the issuer, successfully sold at auction, sold through a secondary market or ultimately mature. In addition, with the adoption of SFAS 157, we determined the fair value of our ARS portfolio primarily on Level 3 criteria, which resulted in our reliance on a discounted cash flow valuation model with assumptions related to interest rates, maturities and liquidity, determined by us based on the credit quality of the security, the credit quality of the associated insurer, if applicable, the respective prospectus and the credit market outlook. With all of our investment securities designated as trading securities, any additional increase or decrease in the fair value of our investment securities is recorded as either a gain or an impairment charge, respectively, in our consolidated statement of operations. For the three months ended June 30, 2009, we recorded a net gain on our investment securities of approximately $1.2 million to increase the carrying value of our investment securities. In addition, for the three months ended June 30, 2009, we recorded a $1.1 million impairment charge on the ARS Put to decrease its carrying value based on our discounted cash flow model with liquidity discount.

In August 2008, UBS, the brokerage firm through which we purchased the majority of our ARS investments, entered into a settlement with the SEC, the New York Attorney General and other state agencies. Under the settlement, UBS issued to us the ARS Rights Offer. Pursuant to the ARS Rights Offer, we received the ARS Put. As part of the settlement, UBS also offered to us the ARS Loan, whereby we would be able to borrow up to 75 percent of the market value, as determined by UBS at its sole discretion, of our ARS that have been pledged as collateral at an interest cost that would not exceed the interest being paid on the underlying ARS investments. In January 2009, we were approved for the ARS Loan in the amount of $15.9 million and drew down the entire preapproved amount. In addition, in February 2009, we borrowed an additional $2.2 million under the ARS Loan, bringing the total amount outstanding under the ARS Loan to $18.1 million, following UBS’ decision to increase our availability under the ARS Loan. All cash received under the ARS Loan was invested in money market accounts. At June 30, 2009, our ARS Loan balance was $17.9 million.

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

In December 2008, we made a proposal to Avigen and its shareholders regarding a proposed merger between us and Avigen. On June 25, 2009, we jointly announced with Avigen that the two companies confirmed a mutual understanding of certain key terms of our proposed acquisition of Avigen. The understanding reached by the two companies is nonbinding and subject to definitive documentation and due diligence. We have not entered into, and we cannot assure you that we will enter into, a definitive transaction agreement with Avigen. If we do execute such an agreement, we cannot assure you we will be able to consummate the transaction due to the strong likelihood that the agreement will include conditions to closing, or that our results of operations, financial condition and outlook would improve as a result of the consummation of any merger transaction with Avigen. In addition, we cannot assure you that we will continue to pursue any acquisition activity in the future.

We will depend on strategic collaborations with third parties to develop and commercialize selected product candidates and will not have control over a number of key elements relating to the development and commercialization of these product candidates if we are able to achieve such third-party arrangements.

A key aspect of our strategy is to seek collaborations with partners, such as large pharmaceutical companies, that are willing to conduct later-stage clinical trials and further develop and commercialize selected product candidates. Following completion of the Phase II clinical trial for MN-166 for the treatment of MS in the second quarter of 2008, we have not undertaken, nor do we plan to undertake, any further significant clinical development activities for any of our product candidates other than MN-221 for the treatment of acute exacerbations of asthma and COPD exacerbations, other than those activities deemed necessary to maximize each product candidate’s value, until such time that we are successful in entering into a partnership or collaboration to further development of such product candidates. To date, we have not entered into any such collaborative arrangements, and we may not be able to enter into any collaborations on acceptable terms, if at all.

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

To date, we have entered into an agreement with Hospira Worldwide, Inc., or Hospira, for the development and supply of finished product of MN-221 utilizing Hospira’s proprietary ADD-Vantage drug delivery system that we intend to use in clinical trials and the commercial market. In addition to Hospira’s proprietary drug delivery system, we anticipate entering into a commercial supply agreement for finished product of MN-221 in standard vials. However, other than Hospira, we do not have agreements established regarding commercial supply of finished product of MN-221 in standard vials or for the active pharmaceutical ingredient, or API, or finished product for any of our product candidates. In particular, pursuant to our license agreement with Kissei Pharmaceutical, Kissei Pharmaceutical has the exclusive right to manufacture the commercial supply of the API for MN-221. Therefore, we will need to successfully negotiate a commercial supply agreement with Kissei Pharmaceutical on commercially reasonable terms, or another third-party manufacturer in the event that we are unable to reach agreement with Kissei Pharmaceutical, in order to manufacture the API for MN-221 on a commercial scale if MN-221 is approved by the FDA or other regulatory authorities for commercial sale. We will also need to successfully negotiate a supply agreement with a third-party manufacturer on commercially reasonable terms in order to manufacture the finished product of MN-221 in standard vials. We may not be able to establish or maintain any commercial manufacturing and supply arrangements on commercially reasonable terms that we require for purposes of commercializing a product. Any failure by us to secure or maintain any such required commercial supply agreements could result in interruption of supply and lost or delayed revenues, which would adversely affect our business.

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

If we market one or more of our product candidates, our operations will be directly, or indirectly through our customers, subject to various state and federal fraud and abuse laws, including, the federal Medicare and Medicaid Protection Act of 1987, as amended, or the Anti-Kickback Statute, and the False Claims Act, as

amended. These laws may impact any proposed sales, marketing and education programs as well as other aspects of our operations.

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

In addition to the laws described above, the Health Insurance Portability and Accountability Act of 1996, as amended, created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government-sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

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

As of August 11, 2009, we had 22 full-time employees, two part-time employees and one intern. We will need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. For example, we may hire additional personnel in clinical development, regulatory affairs and business development to further strengthen our core competencies or choose to develop sales, marketing and distribution capabilities for certain of our product candidates. Our need to effectively manage our operations, growth and product development programs requires that we:

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

As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, as well as rules and regulations implemented by the SEC, The NASDAQ Stock Market, Inc., or Nasdaq, and the Osaka Securities Exchange, or OSE, and incur significant legal, accounting and other expenses as a result. These rules impose various requirements on public companies, including requiring the establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and may make it more difficult and expensive for us to renew our director and officer liability insurance, and result in imposition of reduced policy limits and coverage.

The Sarbanes-Oxley Act requires that we maintain effective internal controls for financial reporting and disclosure controls and procedures. As a result, we are required to perform an evaluation of our internal control over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of the Sarbanes-Oxley Act. Our efforts to comply with Section 404 and related regulations have required, and continue to require, the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal control over financial reporting and all other aspects of Section 404 applicable to us, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to sanctions or investigations by Nasdaq, the SEC, the OSE or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock. In addition, as a smaller reporting company, our report regarding internal control over financial reporting for the year ended December 31, 2008 was not subject to attestation by our registered public accounting firm pursuant to temporary SEC rules.

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

Despite the listing of our common stock on the Nasdaq Global Market and the Hercules Market of the Osaka Securities Exchange in Japan, trading volume in our securities has been light and an active trading market may not develop for our common stock. In June 2009, our average trading volume was approximately 11,500 shares per day on the Nasdaq Global Market and approximately 53,900 shares per day on the Hercules Market of the Osaka Stock Exchange.

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like us in particular, have historically been highly volatile and may continue to be highly volatile in the future. For example, since the date of our initial public offering in Japan through June 30, 2009, our common stock has traded as high as approximately $42.00 and as low as approximately $1.50. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•

the development status of our product candidates, including clinical trial results and determinations by regulatory authorities with respect to our product candidates, and particularly our prioritized product candidates;

•	the initiation, termination, or reduction in the scope of any collaboration arrangements or any disputes or developments regarding such collaborations;

•	FDA or foreign regulatory actions, including failure to receive regulatory approval for any of our product candidates;

•	announcements of technological innovations, new commercial products or other material events by us or our competitors;

•	disputes or other developments concerning our intellectual property rights;

•	market conditions in the pharmaceutical and biotechnology sectors or the economy as a whole;

•	actual and anticipated fluctuations in our quarterly or annual operating results;

•	price and volume fluctuations in the overall stock markets;

•	any potential delisting of our securities;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

•	additions or departures of key personnel;

•	discussions of our business, management, products, financial performance, prospects or stock price by the financial and scientific press and online investor communities;

•	litigation or public concern about the safety of our potential products;

•	public concern as to, and legislative action with respect to, the pricing and availability of prescription drugs or the safety of drugs and drug delivery techniques; or

•	regulatory developments in the United States and in foreign countries.

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

On September 19, 2005, we filed a Registration Statement on Form S-1 to register 6,733,536 shares of common stock for resale from time to time, which registration statement was subsequently declared effective by the SEC. The registered shares were beneficially owned by 47 holders. On November 23, 2005, we filed a Registration Statement on Form S-1 to register 1,335,657 shares of common stock issuable upon the exercise of warrants held by three parties, of which warrants held by our two founders that related to 1,285,657 shares were exercisable at $1.00 per share and a warrant held by a separate investor that related to 50,000 shares was exercisable at $10.00 per share. All of the warrants held by our founders have been exercised, and the warrant held by the separate investor of 50,000 shares expired in May 2009. All of such shares, other than shares held by our affiliates, may also be sold from time to time in exempt transactions pursuant to Rule 144 promulgated by the SEC. If the holders of such shares, to the extent such shares have not been sold already, were to attempt immediately to sell their shares, there would be significant downward pressure on our stock price and it may be difficult, or even impossible, to find a buyer for shares of our common stock.

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

•	limit who may call a special meeting of stockholders;

•	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings;

•	prohibit our stockholders from making certain changes to our Restated Certificate of Incorporation or Amended and Restated Bylaws except with 66 2 /3 percent stockholder approval; and

•	provide for a classified board of directors with staggered terms.

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

Our Annual Meeting of Stockholders was held on June 11, 2009. A summary of the matters voted at the Annual Meeting and the results were provided in Item 8.01 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2009 and are incorporated by reference herein.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
10.1(1)	Consulting Agreement dated June 12, 2009, by and between MediciNova, Inc. and Danerius, LLC.

10.2(2)	Separation Agreement and Release dated June 26, 2009, by and between MediciNova, Inc. and Richard E. Gammans, Ph.D.

10.3(3)	Separation Agreement and Release dated July 12, 2009, by and between MediciNova, Inc. and Michael Kalafer, M.D.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended June 30, 2009.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended June 30, 2009.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Filed with the Registrant’s Current Report on Form 8-K filed June 16, 2009 and incorporated herein by reference.
(2)	Filed with the Registrant’s Current Report on Form 8-K filed July 2, 2009 and incorporated herein by reference.
(3)	Filed with the Registrant’s Current Report on Form 8-K filed July 16, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: August 14, 2009	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D. President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ SHINTARO ASAKO
Shintaro Asako Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1(1)	Consulting Agreement dated June 12, 2009, by and between MediciNova, Inc. and Danerius, LLC.

10.2(2)	Separation Agreement and Release dated June 26, 2009, by and between MediciNova, Inc. and Richard E. Gammans, Ph.D.

10.3(3)	Separation Agreement and Release dated July 12, 2009, by and between MediciNova, Inc. and Michael Kalafer, M.D.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended June 30, 2009.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended June 30, 2009.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Filed with the Registrant’s Current Report on Form 8-K filed June 16, 2009 and incorporated herein by reference.
(2)	Filed with the Registrant’s Current Report on Form 8-K filed July 2, 2009 and incorporated herein by reference.
(3)	Filed with the Registrant’s Current Report on Form 8-K filed July 16, 2009 and incorporated herein by reference.