Form 10-Q
period 2009-09-30
MEDICINOVA INC
filed 2009-11-12
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of November 10, 2009, the registrant had 12,103,969 shares of Common Stock ($0.001 par value) outstanding.

MEDICINOVA, INC.

(a development stage company)

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$25,644,717	$19,297,284
Investment securities-current (Note 2)	21,389,607	—
ARS put-current (Note 2)	5,334,985	—
Prepaid expenses and other current assets	892,969	718,317

Total current assets	53,262,278	20,015,601
Property and equipment, net	203,874	368,299
Long-term investment securities (Note 2)	2,482,370	24,047,314
Long-term ARS put (Note 2)	—	5,792,701

Total assets	$55,948,522	$50,223,915

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$429,502	$392,572
ARS loan payable (Note 2)	17,650,538	—
Accrued expenses	1,522,451	1,011,916
Income taxes payable	—	9,748
Accrued compensation and related expenses	493,330	765,147

Total current liabilities	20,095,821	2,179,383
Stockholders’ equity:
Preferred stock, $0.01 par value; 500,000 shares authorized at September 30, 2009 and December 31, 2008; no shares outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized at September 30, 2009 and December 31, 2008; 12,149,881 and 12,072,027 shares issued at September 30, 2009 and December 31, 2008, respectively, and 12,099,588 and 11,984,713 shares outstanding at September 30, 2009 and December 31, 2008, respectively	12,149	12,072
Additional paid-in capital	278,571,428	276,361,775
Accumulated other comprehensive loss	(59,958)	(29,744)
Treasury stock, at cost; 50,293 shares at September 30, 2009 and 87,314 shares at December 31, 2008	(1,235,395)	(1,317,362)
Deficit accumulated during the development stage	(241,435,523)	(226,982,209)

Total stockholders’ equity	35,852,701	48,044,532

Total liabilities and stockholders’ equity	$55,948,522	$50,223,915

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from September 26, 2000 (inception) to September 30, 2009
	2009	2008	2009	2008
Revenues	$—	$—	$—	$—	$1,558,227
Operating expenses:
Cost of revenues	—	—	—	—	1,258,421
Research and development	2,379,588	3,500,876	8,226,305	11,823,065	141,899,003
General and administrative	2,563,772	2,195,787	6,926,849	6,993,195	85,587,556

Total operating expenses	4,943,360	5,696,663	15,153,154	18,816,260	228,744,980

Operating loss	(4,943,360)	(5,696,663)	(15,153,154)	(18,816,260)	(227,186,753)
Gain/(impairment charge) on investment securities and ARS put, net	72,967	—	213,793	(3,295,621)	(1,046,191)
Foreign exchange (loss)/gain	(11,600)	532,392	(2,424)	(90,997)	(90,583)
Interest income, net	87,433	352,768	489,003	1,696,687	18,285,217
Income taxes	(527)	(3,664)	(532)	(3,811)	(34,091)

Net loss	(4,795,087)	(4,815,167)	(14,453,314)	(20,510,002)	(210,072,401)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	(98,445)
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	—	—	—	—	(31,264,677)

Net loss applicable to common stockholders	$(4,795,087)	$(4,815,167)	$(14,453,314)	$(20,510,002)	$(241,435,523)

Basic and diluted net loss per common share	$(0.40)	$(0.40)	$(1.20)	$(1.70)

Shares used to compute basic and diluted net loss per common share	12,119,511	12,072,027	12,088,029	12,072,027

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,		Period from September 26, 2000 (inception) to September 30, 2009
	2009	2008
Operating activities:
Net loss	$(14,453,314)	$(20,510,002)	$(210,072,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,884,535	2,381,796	45,820,497
Depreciation and amortization	169,847	246,250	1,745,943
Amortization of premium/discount on investment securities	—	(708,654)	(2,476,420)
(Gain)/impairment charge on investment securities and ARS put	(213,793)	3,295,621	1,046,190
Impairment of property and equipment	—	—	35,259
Loss on disposal of property and equipment	11,058	—	11,058
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(174,652)	1,328,952	(892,969)
Accounts payable, accrued expenses, income taxes payable and deferred rent	507,503	(3,549,061)	1,921,740
Accrued compensation and related expenses	(271,817)	178,165	493,330

Net cash used in operating activities	(12,540,633)	(17,336,933)	(162,367,773)

Investing activities:
Purchases of investment securities	—	(2,000,000)	(377,205,766)
Maturities or sales of investment securities	846,846	23,550,000	349,400,297
Acquisition of property and equipment	(16,480)	—	(2,252,979)
Proceeds from sales of property and equipment	—	—	256,845

Net cash provided by (used in) investing activities	830,366	21,550,000	(29,801,603)

Financing activities:
Net proceeds from the sale of common stock	325,195	—	121,215,761
Sale of preferred stock, net of issuance costs	—	—	80,216,971
Proceeds from ARS loan, net	17,650,538	—	17,650,538
Purchase of treasury stock, net	81,967	86,727	(1,269,177)

Net cash provided by financing activities	18,057,700	86,727	217,814,093

Net increase in cash and cash equivalents	6,347,433	4,299,794	25,644,717
Cash and cash equivalents, beginning of period	19,297,284	18,778,938	—

Cash and cash equivalents, end of period	$25,644,717	$23,078,732	$25,644,717

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock upon IPO	$—	$—	$43,515,677

Unrealized loss on investment securities	$—	$—	$(89,018)

Supplemental disclosure of non-cash operating and investment activities:
Reclassification of investment securities from current to long-term	$—	—	$24,047,314

Reclassification of investment securities from long-term to current	$21,268,853	$—	$21,268,853

Reclassification of ARS put from long-term asset to current asset	$5,641,857	$—	$5,641,857

Supplemental disclosure of interest paid	$171,060	$—	$171,060

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

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flow for the interim period presented have been included. Operating results for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other period. For further information, see the financial statements and disclosures thereto for the year ended December 31, 2008 in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2009. In addition, in connection with preparation of the consolidated financial statements and in accordance with the authoritative guidance for subsequent events, Accounting Standards Codification (“ASC”) 855.10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 165), we evaluated subsequent events after the balance sheet date of September 30, 2009 through November 12, 2009, the date which the financial statements were available, and disclosed, if necessary, any material subsequent events in the notes to these financial statements.

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

On August 17, 2009, Absolute Merger, Inc., a wholly-owned subsidiary of MediciNova, Inc. was incorporated under the General Corporation Law of the State of Delaware for the purpose of facilitating the proposed merger with Avigen, Inc. (“Avigen”). See Footnote 8, Avigen Transaction, for more information regarding the proposed merger.

All intercompany transactions and investments in our subsidiaries have been eliminated in consolidation of the financial statements.

Use of Estimates

We prepared the accompanying unaudited consolidated financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

New Accounting Standards Recently Adopted

In July 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105 (formerly SFAS No. 168). ASC 105 contains guidance which reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not. This pronouncement is effective September 15, 2009. We adopted the FASB authoritative guidance on the ASC and the hierarchy of U.S. GAAP, which establishes the ASC as the sole source of authoritative guidance recognized by the FASB to be applied by nongovernmental entities. Accordingly, we have revised references to legacy U.S. GAAP to be consistent with the ASC in our publicly issued consolidated financial statements, starting with the accompanying unaudited consolidated financial statements and disclosures for the period ended September 30, 2009. The adoption of this pronouncement did not have an effect on our consolidated financial statements.

New Accounting Standards Recently Issued

In October 2009, the FASB approved for issuance Emerging Issues Task Force issue 08-01, “Revenue Arrangements with Multiple Deliverables”, currently within the scope of ASC 605. ASC 605 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. ASC 605 introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available and significantly expands related disclosure requirements. This accounting standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We do not believe the adoption of this accounting standard will have a material effect on our consolidated results of operations or financial condition.

2. Fair Value Measurements

As defined in the authoritative guidance for fair value measurements and disclosures under ASC 820 (formerly SFAS No. 157), fair value is based on the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability and consistency of fair value measurements, ASC 820 prescribes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels which are described below:

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

At September 30, 2009, cash and cash equivalents (instruments with maturities of three months or less at the date of purchase) were $25.6 million and primarily invested in money market accounts. We measure our cash equivalents on a recurring basis. The fair value of our cash equivalents, which are current assets, is based on Level 1 criteria in which their carrying amount is a reasonable estimate of their fair value based on daily quoted market prices.

At September 30, 2009, we held investment securities-current of $21.4 million consisting of Auction Rate Securities (“ARS”), all of which had AAA ratings at the time of purchase, that principally represent interests in government-guaranteed student loans and we held an ARS Put (as defined below) in the amount of $5.3 million. In August 2008, UBS AG and its affiliates (“UBS”), the brokerage firm through which we purchased the majority of our ARS, entered into a settlement with the Securities and Exchange Commission (“SEC”), the New York Attorney General and other state agencies. Pursuant to the settlement, UBS issued to us Auction Rate Security Rights, which would allow us to sell to UBS our ARS held in accounts with UBS (“ARS Rights Offer”). As part of the ARS Rights Offer, we received the right to sell to UBS our ARS held in accounts with UBS at par value any time during the period beginning June 30, 2010 and ending July 2, 2012 (“ARS Put”). As part of the settlement, UBS also offered to us a no net cost loan program, whereby we would be able to borrow up to 75 percent of the market value, as determined by UBS at its sole discretion, of our ARS that have been pledged as collateral at an interest cost that would not exceed the interest being paid on the underlying ARS investments (“ARS Loan”). Under the terms of the ARS Loan, UBS may demand full or partial payment of the ARS Loan, at its sole option and without cause, at any time. If at any time UBS exercises its right to terminate the credit line agreement governing the ARS Loan, then UBS is required to provide, as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the credit line agreement and the agreement will remain in full force and effect until such time as such alternative financing has been established. In January 2009, we were approved for the ARS Loan in the amount of $15.9 million and drew down the entire preapproved amount. In addition, in February 2009, we borrowed an additional $2.2 million under the ARS Loan, bringing the total amount outstanding under the ARS Loan to $18.1 million, following UBS’ decision to increase our availability under the ARS Loan. All cash received under the ARS Loan was invested in money market accounts. At June 30, 2009, the ARS associated with the ARS Rights Offer and the ARS Put were reclassified out of long-term assets to current assets due to the time frame in which they can be readily converted to cash.

At September 30, 2009, the carrying cost of the ARS Loan was $17.7 million. For the three months and nine months ended September 30, 2009, $200,000 and $300,000, respectively, of our current investment securities were redeemed at par value, with the proceeds being used to pay down the outstanding balance of the ARS Loan.

At September 30, 2009, we held long-term investments of $2.5 million which consisted of ARS that principally represent interests of government-guaranteed student loan securities, insurance notes and portfolios of securities (primarily commercial paper).

At September 30, 2009, our total ARS portfolio (both current and long-term) totaled $23.9 million, of which $2.2 million consisted of private placement securities. None of the underlying collateral of our ARS portfolio consisted of subprime mortgages or collateralized debt obligations. Our ARS were designated as trading investment securities at December 31, 2008. We measure all of our ARS and the ARS Put on a recurring basis based on Level 3 criteria because neither an active primary nor active secondary market exists for these securities. The table below reconciles fair value of our ARS trading investment securities and the ARS Put at December 31, 2008 with fair value at September 30, 2009, as determined by Level 3 (unobservable) inputs:

	Fair Value at 12/31/08	Transfers in/ (out) of Level 3 1/1/09-9/30/09	Transfers in/(out) of Long-term to Current 1/1/09-9/30/09	Sales/ Redemptions 1/1/09-9/30/09	Impairment Charge at 9/30/09	Gain at 9/30/09	Fair Value at 9/30/09
Auction rate securities(1)	$21,055,569	$—	$(21,055,569)	$—	$—	$—	$—
Auction rate securities(2)	2,991,745	—	—	(546,846)	—	37,471	2,482,370

Total long-term investments	$24,047,314	$—	$(21,055,569)	$(546,846)	$—	$37,471	$2,482,370

Long-term asset, ARS Put(3)	$5,792,701	$—	$(5,792,701)	$—	$—	$—	—

Investment-current(1)	$—	$—	$21,055,569	$(300,000)	$—	$634,038	$21,389,607

ARS Put-current(3)	$—	$—	$5,792,701	$—	$(457,716)	$—	$5,334,985

(1)	Aggregated fair value reported at September 30, 2009 reflects fair value as determined by our discounted cash flow model with liquidity discounts, pursuant to which we took into consideration the brokerage firm’s pricing model, the tax status (taxable vs. tax exempt) of the security, credit quality of the issuer, assumed maturity (seven years), insurance wraps and the portfolio composition. We also made assumptions regarding future cash flows and the likelihood of the ARS being redeemed or refinanced. In addition, we performed a sensitivity analysis by calculating fair value with a maturity of one year through ten years. The annual coupon rate utilized was set at the U.S. Treasury Department published average of the bond equivalent rates of the 91-day Treasury bills auctioned during the quarter ending September 30, 2009 (which was the Federal Family Education Loan Program special allowance rate for the quarter ending September 30, 2009) plus 120 basis points. We believe that using this interest rate is reasonable given that a majority of our ARS portfolio is collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. Using our discounted cash flow model with liquidity discounts ranging from 3% to 32%, we calculated aggregate fair value for these securities, which ranged between $25.3 million with a two-year maturity, $22.9 million with a five-year maturity and $19.4 million with a ten-year maturity. As of September 30, 2009, these ARS continued to pay interest according to their stated interest terms, and we received a partial redemption at par value of $300,000 on one of the securities in this portfolio. In addition, as these investment securities are trading securities, the increase of approximately $634,000 in the overall fair value of the ARS was recorded as a gain in our consolidated statement of operations. Pursuant to the ARS Rights Offer, the earliest date that we can redeem these investment securities at par is June 30, 2010; therefore, at June 30, 2009, we reclassified these investment securities out of long-term assets and into current assets in our consolidated balance sheets.
(2)

Aggregated fair value reported at September 30, 2009 reflects fair value as determined by our discounted cash flow model, which employed liquidity discounts ranging from 3% to 28% depending on the security type and included assumptions regarding future cash flows and the likelihood of the redemption or refinancing of such ARS. We also performed a sensitivity analysis by calculating fair value with a maturity of one year through ten years. The interest rate utilized in the model was either the London Interbank Offered Rate (“LIBOR”) plus the spread, as indicated in the respective security prospectus which was generally 200 basis points, or the U.S. Treasury Department published average of the bond equivalent rates of the 91-day Treasury bills auctioned during the quarter ending September 30, 2009 (which was the Federal Family Education Loan Program special allowance rate for the quarter ending September 30, 2009) plus 120 basis points for the ARS collateralized by student loans. The LIBOR rate was per bankrate.com, which we deemed as a reasonable source given it is a widely utilized third-party rate source. We believe that utilizing the Federal Family Education Loan Program special allowance rate for the student loan ARS is reasonable given the collateral of the ARS is student loans. Using this methodology, we calculated aggregate fair value for these securities, which ranged between

$2.9 million with a two-year maturity, $2.6 million with a five-year maturity and $2.3 million with a ten-year maturity. As of September 30, 2009, the ARS continue to pay interest according to their stated interest terms. Because these investment securities are trading securities, the approximately $37,000 increase in fair value was recorded as a gain in our consolidated statement of operations. In addition, because of our expectation as to when we may be required to liquidate these ARS for operating purposes, these securities are classified as long-term investments in our consolidated balance sheets.

(3)	We elected to measure the ARS Put under the fair value option of ASC 825, authoritative guidance on financial instruments (formerly SFAS No. 159), to mitigate the volatility in reported earnings due to the linkage of certain of our ARS and the ARS Put. Fair value of the ARS Put, which equaled $5.3 million at September 30, 2009, was also determined through the use of a discounted cash flow valuation model with assumptions being made related to interest rate, maturity and liquidity. We effectively used a liquidity discount of approximately 5%, an interest rate of approximately 5% which took into consideration the brokerage firm’s weighted average cost of capital and a maturity of 12 months. Based on our discounted cash flow valuation, at September 30, 2009, we recorded an impairment charge of approximately $458,000 in our consolidated statement of operations, which minimized the gain we recognized on the linked ARS. In addition, at June 30, 2009, we reclassified the ARS Put out of long-term assets to current assets because it can be exercised within 12 months.

3. Net Loss Per Share

Net loss per share is presented as basic and diluted net loss per share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. Potentially dilutive securities of 387,000 for the nine months ended September 30, 2009 were excluded from determining diluted earnings per share because of their anti-dilutive effect. There were no potentially dilutive securities for the nine months ended September 30, 2008.

4. Comprehensive Income (Loss)

We have applied the authoritative guidance for comprehensive income under ASC 220 (formerly SFAS No. 130), which requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity (net assets) during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). Our comprehensive loss includes unrealized losses on marketable securities and currency translation. The table below sets forth the components of comprehensive loss at:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(4,795,087)	$(4,815,167)	$(14,453,314)	$(20,510,002)
Currency translation	7,949	(1,951)	(30,214)	(46,691)
Unrealized loss on investment securities	—	(545,912)	—	(545,912)

Comprehensive loss	$(4,787,138)	$(5,363,030)	$(14,483,528)	$(21,102,605)

5. Share-Based Payments

We currently maintain two equity-based compensation plans: (i) the MediciNova, Inc. 2000 General Stock Incentive Plan (the “2000 Plan”) and (ii) the MediciNova, Inc. Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”). We currently grant stock options to our employees, officers, directors and consultants under the 2004 Plan, which is the successor to the 2000 Plan. Stock options issued to non-employees were recorded at their fair value as determined in accordance with ASC 505.50, authoritative guidance on equity-based payments to non-employees (formerly EITF No. 96-18).

For the three months ended September 30, 2009 and 2008, share-based compensation expense related to stock options was recorded as a component of general and administrative expense, which equaled approximately $0.5 million and $0.5 million, respectively, and research and development expense, which equaled approximately $0.1 million and $0.3 million, respectively. For the nine months ended September 30, 2009 and 2008, share-based compensation expense related to stock options was recorded as a component of general and administrative expense, which equaled approximately $1.4 million and $1.3 million, respectively, and research and development expense, which equaled approximately $0.5 million and $1.0 million, respectively. During the three months and nine months ended September 30, 2009, stock options to purchase 77,854 shares of common stock were exercised for approximately $0.3 million. As of September 30, 2009, there was $2.7 million of unamortized compensation cost related to unvested stock option awards, which we expect to recognize over a remaining weighted-average vesting period of 1.6 years.

The exercise price of stock options to purchase 113,000 shares of common stock and 521,373 shares of common stock granted during the three months and nine months ended September 30, 2009 was equal to market value on the date of grant and the share-based compensation expense for such stock options is reflected in operating results for the three months and nine months ended September 30, 2009. The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Risk-free interest rate	2.46%	2.88%	1.79%	3.00%
Expected volatility of common stock	73%	69%	70%	69%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected option term (in years)	4.09	4.00	4.03	4.00

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our outstanding stock options. The expected volatility of our common stock is based on the average volatility of certain peers within our industry sector and management’s judgment. We have not paid any dividends on our common stock since our inception, and we do not anticipate paying any dividends on our common stock in the foreseeable future. The expected term of employee stock options is based on the simplified method for “plain vanilla options” as provided by Staff Accounting Bulletin (“SAB”) No. 107 and SAB No. 110, as we concluded that our historical stock option exercise experience does not provide a reasonable basis for us to estimate the expected term.

As share-based compensation expense recognized in our consolidated statement of operations for the three months and nine months ended September 30, 2009 was based on stock option awards ultimately expected to vest, such expense is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have very few employees and our stock options vest monthly; therefore, we do not estimate any forfeitures in 2009, and we will adjust our stock-based compensation expense should any forfeitures occur. The weighted-average fair value of each stock option granted during the three months and nine months ended September 30, 2009, estimated as of the grant date using the Black-Scholes option valuation model, was $2.68 per stock option and $1.49 per stock option, respectively, whereas the weighted-average fair value of each stock option granted during the three months and nine months ended September 30, 2008 was $1.71 per stock option and $2.37 per stock option, respectively.

6. Commitments and Contingencies

Legal Proceedings

We may become involved in various disputes and legal proceedings which arise in the ordinary course of business. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any of these matters may occur which could harm our business. See Footnote 9, Subsequent Events, regarding recent legal developments.

7. Stockholders’ Equity

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

A summary of the changes in stock options outstanding under the 2000 Plan and 2004 Plan during the nine months ended September 30, 2009 is as follows:

	Stock Options	Weighted Average Exercise Price
Balance at December 31, 2008	2,579,511	$10.59
Granted	521,373	$2.77
Exercised	(77,854)	$4.18
Cancelled	(935,450)	$11.44

Balance at September 30, 2009	2,087,580	$8.58

The aggregate intrinsic value of stock options exercised during the three months and nine months ended September 30, 2009 was approximately $143,000. The aggregate intrinsic value of stock options outstanding at September 30, 2009 and exercisable at September 30, 2009 was approximately $1.9 million and approximately $445,000, respectively. Of the total stock options outstanding as of September 30, 2009, options to purchase 1,229,352 shares of common stock are exercisable, with a weighted average exercise price of $10.44 per share and a weighted average contractual life of 7.1 years.

Employee Stock Purchase Plan

Under the MediciNova, Inc. 2007 Employee Stock Purchase Plan (“ESPP”), 300,000 shares of our common stock have been reserved for issuance. In addition, the shares reserved will automatically increase by a number equal to the lesser of: (i) 15,000 shares, (ii) 1% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year or (iii) such lesser amount as determined by the Board. The ESPP permits full-time employees to purchase our common stock through payroll deductions (which cannot exceed 15% of each employee’s compensation) at the lower of 85% of fair market value at the beginning of the offering period or the end of each six-month purchase period. The estimated fair value of each ESPP purchase is determined on the date the offering period begins using the Black-Scholes option valuation model. For the nine months ended September 30, 2009, 37,021 shares of common stock were issued under the ESPP and 250,685 shares of common stock were available for future issuance.

8. Avigen Transaction

On June 25, 2009, we jointly announced with Avigen that the two companies confirmed a mutual understanding of certain key terms for our proposed acquisition of Avigen that would combine the companies’ broad neurological clinical development programs based on ibudilast (our MN-166 product candidate and Avigen’s AV411 product candidate).

On August 20, 2009, we, Absolute Merger, Inc., our wholly-owned subsidiary (“Merger Sub”), and Avigen entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Avigen will merge with and into Merger Sub with Avigen continuing as the surviving entity and wholly-owned subsidiary of MediciNova (the “Merger”). The boards of directors of each of MediciNova and Avigen have approved the Merger and the Merger Agreement.

On September 17, 2009, we filed the Form S-4 Registration Statement with the SEC regarding the proposed merger with Avigen.

On October 14, 2009, we received a SEC Comment Letter regarding the Form S-4 Registration Statement which we filed in September 2009. On October 23, 2009, we filed Amendment No. 1 to Form S-4 Registration Statement and a response letter to the SEC staff’s comments.

9. Subsequent Events

Legal Developments

On August 24, 2009, The Pennsylvania Avenue Funds, an Avigen stockholder, filed a complaint in Alameda County Superior Court alleging that Avigen’s directors breached their fiduciary duties in connection with the proposed transaction with us. On October 15, 2009, The Pennsylvania Avenue Funds filed an amended complaint adding us as a defendant. In the amended complaint, the Pennsylvania Avenue Funds alleged, among other things, that we aided and abetted the alleged breach of fiduciary duties by the Avigen directors. The Pennsylvania Avenue Funds purportedly brings the action on behalf of a stockholder class and seeks injunctive relief, compensatory and rescissory damages, and attorney’s fees. We believe we have meritorious defenses, and we intend to defend ourselves in this lawsuit. We do not believe that this lawsuit will have a material adverse effect on our business, financial condition or operating results.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 31, 2009. Past operating results are not necessarily indicative of results that may occur in future periods.

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II of this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors” and under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K, and the differences may be material. Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include statements regarding our plans, strategies, objectives, development programs, clinical trials, industry, financial condition, liquidity and capital resources, future performance and other statements that are not historical facts. Such forward-looking statements include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not rely unduly on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

We are a development stage company. We have incurred significant net losses since our inception. At September 30, 2009, from inception, our accumulated deficit was $241.4 million, including $45.8 million of non-cash stock-based compensation charges related to employee stock-based compensation and founders’ warrants. We expect to incur substantial net losses for at least the next several years as we continue to develop certain of our existing product development programs, primarily MN-221 for the treatment of acute exacerbations of asthma and chronic obstructive pulmonary disease, or COPD, exacerbations, and over the long-term if we are successful in expanding our research and development programs and acquiring or in-licensing products, technologies or businesses that are complementary to our own.

We have acquired licenses to eight compounds for the development of ten product candidates. Our development pipeline consists of eight product development programs which have been in clinical development for the treatment of acute exacerbations of asthma, multiple sclerosis, or MS, bronchial asthma, interstitial cystitis, solid tumor cancers, Generalized Anxiety Disorder/insomnia, preterm labor and urinary incontinence, and two product development programs which have been in preclinical development for the treatment of thrombotic disorders. In addition, we have expanded the development program for one of our prioritized product candidates, MN-221, to evaluate MN-221 for the treatment of chronic obstructive pulmonary disease, or COPD, exacerbations.

At present, we are focusing our resources on the following two prioritized product development programs:

•

MN-221 for the treatment of acute exacerbations of asthma and COPD exacerbations, for which we initiated a Phase II clinical trial in the first quarter of 2009 to evaluate the safety and efficacy of MN-221 in patients with severe, acute exacerbations of asthma treated in the emergency room, initiated a Phase 1b clinical trial in the fourth quarter of 2009 to evaluate the safety of MN-221 at planned escalating doses in patients with stable, moderate to severe COPD and completed a Phase II clinical trial in the second quarter of 2009 which evaluated MN-221 at planned escalating doses in patients with severe, acute exacerbations of asthma treated in the emergency room; and

•	MN-166 for the treatment of MS, for which we completed a Phase II clinical trial in Eastern Europe in the second quarter of 2008.

Upon completion of proof-of-concept Phase II clinical trials, we will either continue to pursue development independently in the United States, as we presently intend with MN-221, or establish a strategic collaboration to support further clinical development, as we presently intend with MN-166. Following the completion of the Phase II clinical trial for MN-166, we are not planning to pursue any further significant development of MN-166 until such time that we are able to secure a strategic collaboration to advance the clinical development of MN-166. In addition, we intend to limit development activities for the balance of our existing product candidates. For each of these remaining product candidates, we plan to conduct development activities only to the extent deemed necessary to maintain our license rights or maximize its value while pursuing a variety of initiatives to monetize such product candidate on appropriate terms. See “Research and Development” below.

On July 13, 2009, we announced the proposed final protocol for the Phase II clinical trial for MN-221 in patients with severe, acute exacerbations of asthma (MN-221-CL-007). Following a more comprehensive pharmacokinetic/pharmacodynamic analysis and model of data from previous Phase II clinical trials, we determined that the dose of 1,200 micrograms of MN-221 administered over one hour may provide greater potential efficacy without conferring additional risk to patients. As a result, the dosing in this clinical trial was changed to compare standardized care only to standardized care plus MN-221 at a dose of 1,200 micrograms administered over one hour rather than at a dose of 250 micrograms administered over 15 minutes. As of August 2009, patient enrollment resumed, and we anticipate completing enrollment within nine to 12 months of August 2009.

On July 20, 2009, we announced our plans to initiate the evaluation of MN-221 for the treatment of COPD exacerbations. This indication represents the second respiratory indication for which we are currently evaluating MN-221. See “Subsequent Events” below.

Avigen Transaction

On June 25, 2009, we jointly announced with Avigen, Inc., or Avigen, that the two companies confirmed a mutual understanding of certain key terms for our proposed acquisition of Avigen that would combine the companies’ broad neurological clinical development programs based on ibudilast (our MN-166 product candidate and Avigen’s AV411 product candidate).

On August 20, 2009, we, Absolute Merger, Inc., our wholly-owned subsidiary, or Merger Sub, and Avigen entered into an Agreement and Plan of Merger, or the Merger Agreement. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Avigen will merge with and into Merger Sub with Avigen continuing as the surviving entity and wholly-owned subsidiary of MediciNova, or the Merger. The boards of directors of each of MediciNova and Avigen have approved the Merger and the Merger Agreement.

On September 17, 2009, we filed the Registration Statement on Form S-4 with the SEC regarding the proposed merger with Avigen. On October 14, 2009, we received a SEC Comment Letter regarding the Registration Statement on Form S-4 which we filed in September 2009. On October 23, 2009, we filed Amendment No. 1 to the Registration Statement on Form S-4 and a response letter to the SEC staff’s comments.

Subsequent Events

On August 24, 2009, The Pennsylvania Avenue Funds, an Avigen stockholder, filed a complaint in Alameda County Superior Court alleging that Avigen’s directors breached their fiduciary duties in connection with the proposed transaction with us. On October 15, 2009, The Pennsylvania Avenue Funds filed an amended complaint adding us as a defendant. In the amended complaint, the Pennsylvania Avenue Funds alleged, among other things, that we aided and abetted the alleged breach of fiduciary duties by the Avigen directors. The Pennsylvania Avenue Funds purportedly brings the action on behalf of a stockholder class and seeks injunctive relief, compensatory and rescissory damages, and attorney’s fees. We believe we have meritorious defenses, and we intend to defend ourselves in this lawsuit. We do not believe that this lawsuit will have a material adverse effect on our business, financial condition or operating results.

On November 3, 2009, we announced the initiation of a Phase Ib clinical trial, by holding the Investigators’ Meeting, to evaluate the safety of MN-221 at planned escalating doses in patients with stable, moderate to severe COPD. This randomized, placebo-controlled, dose escalation Phase Ib clinical trial will involve approximately 48 stable, moderate to severe COPD patients. Each patient will receive a one-hour intravenous infusion of MN-221 at one of three escalating dose levels or placebo. Safety and preliminary efficacy data will be collected and summarized, but will not be subjected to inferential statistical analysis.

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

The following table summarizes our research and development expenses for the periods indicated for each of our product candidates. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Unallocated” category (in thousands):

Product Candidate	Disease/Indication	Three months ended September 30,		Nine months ended September 30,
		2009	2008	2009	2008
MN-221	Acute exacerbations of asthma and COPD	$1,656	$2,751	$5,868	$5,668
MN-166	Multiple sclerosis	140	(171)	631	2,850
MN-001	Bronchial asthma	11	(41)	47	91
MN-001	Interstitial cystitis	3	7	15	32
MN-029	Solid tumors	13	179	74	748
MN-305	Generalized Anxiety Disorder/insomnia	(4)	—	(2)	11
MN-221	Preterm labor	—	1	—	95
MN-246	Urinary incontinence	1	1	7	(19)
MN-447	Thrombotic disorders	—	—	—	123
MN-462	Thrombotic disorders	—	—	—	5
Unallocated		560	774	1,586	2,219

Total research and development		$2,380	$3,501	$8,226	$11,823

As of the end of the second quarter of 2007, we determined to focus our resources on the development of our two prioritized product candidates, MN-221 for the treatment of acute exacerbations of asthma and MN-166 for the treatment of MS. However, following completion of the Phase II clinical trial of MN-166 for the treatment of MS in the second quarter of 2008, we have not undertaken, nor do we plan to undertake, any further significant clinical development of MN-166 until such time that we secure a strategic collaboration to advance the clinical development of MN-166. In addition, as of the third quarter of 2009, we determined to expand the product development program for MN-221 to evaluate MN-221 for the treatment of COPD exacerbations.

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

General and Administrative

Our general and administrative expenses consist primarily of salaries, benefits and consulting and professional fees related to our administrative, finance, human resources, business development, legal and information systems support functions. In addition, general and administrative expenses include facilities and insurance costs. General and administrative costs are expensed as incurred or accrued based on monitoring the status of the specified project, contractual factors such as milestones or retainer fees, services provided and invoices received. As actual costs become known to us, we adjust our accruals. To date, general and administrative accruals have not differed significantly from the actual costs incurred.

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

Due to continued negative conditions in the global credit markets, our ARS have continued to fail at auction with few to no trades in either the primary or the secondary markets. As such, with the adoption of Accounting Standards Codification, or ASC, 820, authoritative guidance for fair value measurements and disclosures (formerly Statement of Financial Accounting Standards, or SFAS, No. 157), we determine the fair value of our ARS portfolio primarily on Level 3 criteria, which results in our reliance on a discounted cash flow valuation model with assumptions related to interest rates, maturities and liquidity determined by us based on the credit quality of the security, the credit quality of the associated insurer, if applicable, the respective prospectus and the credit market outlook. Given the lack of a primary and secondary market for our ARS investment securities, we designated all of our ARS investment securities as trading securities at December 31, 2008; as a result, any additional increase or decrease in the fair value of our ARS investment securities is recorded as either a gain or an impairment charge, respectively, in our consolidated statement of operations. For the three months ended

September 30, 2009, we recorded a net gain on our investment securities and the ARS Put of $0.1 million to increase the overall carrying value of our investment securities. We have classified our investment securities covered by the ARS Rights Offer (as described below) as current assets given that they can be converted into cash within twelve months from September 30, 2009. Our remaining investment securities are considered long-term assets, as they cannot be readily converted to cash within 12 months from September 30, 2009.

In August 2008, UBS AG and its affiliates, or UBS, the brokerage firm through which we purchased the majority of our ARS, entered into a settlement with the SEC, the New York Attorney General and other state agencies. Under the settlement, UBS issued to us Auction Rate Security Rights, which would allow us to sell to UBS our ARS held in accounts with UBS, or the ARS Rights Offer. Pursuant to the ARS Rights Offer, we received the right to sell to UBS the ARS held in accounts with UBS at par value at any time during the period beginning June 30, 2010 and ending July 2, 2012, or the ARS Put. As part of the settlement, UBS also offered to us a no net cost loan program, or ARS Loan, whereby we would be able to borrow up to 75 percent of the market value, as determined by UBS at its sole discretion, of our ARS that have been pledged as collateral at an interest cost that would not exceed the interest being paid on the underlying ARS investments. Under the terms of the ARS Loan, UBS may demand full or partial payment of the ARS Loan, at its sole option and without cause, at any time. If at any time UBS exercises its right to terminate the credit line agreement governing the ARS Loan, then UBS is required to provide, as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the credit line agreement and the agreement will remain in full force and effect until such time as such alternative financing has been established. In January 2009, we were approved for the ARS Loan in the amount of $15.9 million and drew down the entire preapproved amount. In addition, in February 2009, we borrowed an additional $2.2 million under the ARS Loan, bringing the total amount outstanding under the ARS Loan to $18.1 million, following UBS’ decision to increase our availability under the ARS Loan. All cash received under the ARS Loan was invested in money market accounts. At September 30, 2009, the outstanding balance of the ARS Loan was $17.7 million.

Although we have the right to sell to UBS the ARS subject to the ARS Put at par beginning June 30, 2010, we determined the fair market value of the ARS without consideration of the ARS Put because they are deemed separate contractual agreements under ASC 820.

We elected to measure the ARS Put under the fair value option of ASC 825, authoritative guidance on financial instruments (formerly SFAS No. 159), to mitigate the volatility in reported earnings due to the linkage of certain of our ARS and the ARS Put. Under ASC 825, any subsequent increase or decrease in the fair value of the ARS Put would be recorded as either a gain or an impairment charge, respectively, in our consolidated statement of operations. The fair value of the ARS Put was also determined by a discounted cash flow valuation model with assumptions being made related to interest rate, maturity and liquidity. For the three months ended September 30, 2009, based on our discounted cash flow valuation, we recorded an impairment charge of $0.3 million in our consolidated statement of operations due to a decrease in the carrying value of the ARS Put to $5.3 million.

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

Interest Income, Net

Our interest income, net consists primarily of interest earned on our cash, cash equivalents and investment securities, offset by the interest charged on the ARS Loan.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities. We review our estimates on an ongoing basis, including those related to our significant accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are the same as those noted in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 31, 2009.

New Accounting Standards Recently Adopted

In July 2009, the Financial Accounting Standards Board, or FASB, issued ASC 105 (formerly SFAS No. 168). ASC 105 contains guidance which reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not. This pronouncement is effective September 15, 2009. We adopted the FASB authoritative guidance on the ASC and the hierarchy of U.S. GAAP, which establishes the ASC as the sole source of authoritative guidance recognized by the FASB to be applied by nongovernmental entities. Accordingly, we have revised references to legacy U.S. GAAP to be consistent with the ASC in our publicly issued consolidated financial statements, starting with the accompanying unaudited condensed consolidated financial statements and disclosures for the period ended September 30, 2009. The adoption of this pronouncement did not have an effect on our consolidated financial statements.

New Accounting Standards Recently Issued

In October 2009, the FASB approved for issuance Emerging Issues Task Force Issue 08-01, “Revenue Arrangements with Multiple Deliverables”, currently within the scope of ASC 605. ASC 605 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. ASC 605 introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We do not believe the adoption of this accounting standard will have a material effect on our consolidated results of operations or financial condition.

Results of Operations

Comparison of the Three Months Ended September 30, 2009 and 2008

Revenues

There were no revenues for the three months ended September 30, 2009 or September 30, 2008.

Research and Development

Research and development expenses for the three months ended September 30, 2009 were $2.4 million, a decrease of $1.1 million when compared to $3.5 million for the three months ended September 30, 2008. The net $1.1 million decrease in research and development expenses was primarily due to the completion of a Phase II clinical trial of MN-221 for the treatment of acute exacerbations of asthma (MN-221-CL-005), which was offset by spending on the currently active Phase II clinical trial for MN-221 for the treatment of acute exacerbations of asthma (MN-221-CL-007) and Phase Ib clinical trial for the treatment of COPD exacerbations (MN-221-CL-010).

General and Administrative

General and administrative expenses were $2.6 million for the three months ended September 30, 2009, an increase of $0.4 million when compared to $2.2 million for the three months ended September 30, 2008. This increase was due to an increase of $0.3 million in legal fees in connection with the Merger and $0.1 million in consulting fees in connection with business development activities.

Gain/Impairment Charge on Investment Securities and ARS Put

For the three months ended September 30, 2009, we recorded a net gain of $73,000 on our ARS investment portfolio and the ARS Put based on fair value determined by our discounted cash flow models with liquidity discount. For the three months ended September 30, 2008, there was no change in the overall fair market value of our ARS investment portfolio. The net gain was primarily a result of an increase in the fair market value of our long-term investment securities.

Foreign Exchange Gain/Loss

For the three months ended September 30, 2009, we recorded a foreign exchange loss of $12,000 due to the revaluation of our euro-denominated liability, as compared to a foreign exchange gain of $0.5 million for the three months ended September 30, 2008. The loss for the three months ended September 30, 2009 was due to the continued weakening of the U.S. dollar, and the gain for the three months ended September 30, 2008 was due to the true-up of our euro-denominated contract which resulted in a reversal of foreign exchange loss.

Interest Income, Net

Interest income, net consisted of income earned on our cash and investment balances and totaled $87,000 for the three months ended September 30, 2009, a decrease of $266,000 when compared to $353,000 for the three months ended September 30, 2008. The decrease was primarily due to a decrease in interest earned on most of our cash and investment balances due to lower interest rates. In addition, as of September 30, 2009, $171,000 of interest was recorded on the ARS Loan.

Comparison of the Nine Months Ended September 30, 2009 and 2008

Revenues

There were no revenues for the nine months ended September 30, 2009 or September 30, 2008.

Research and Development

Research and development expenses for the nine months ended September 30, 2009 were $8.2 million, a decrease of $3.6 million when compared to $11.8 million for the nine months ended September 30, 2008. This overall decrease in research and development expenses included a net increase of $0.2 million of costs associated with the development programs related to MN-221 for the treatment of acute exacerbations of asthma and COPD exacerbations, offset by a decrease of $2.2 million due to the completion of the two-year Phase II clinical trial for MN-166 for the treatment of MS, a decrease of $0.7 million related to our development program for MN-029 for the treatment of solid tumors and a decrease of $0.9 million related to our other product development programs and unallocated R&D personnel time as we continued to primarily focus our resources on the clinical development program for MN-221 for the treatment of acute exacerbations of asthma and COPD exacerbations.

General and Administrative

General and administrative expenses were $6.9 million for the nine months ended September 30, 2009, a decrease of $0.1 million when compared to $7.0 million for the nine months ended September 30, 2008. This decrease in general and administrative expenses was due to a $0.3 million decrease each in corporate expenses related to bonus accrual and fees paid to external consultants, offset by an increase of $0.5 million in legal fees primarily due to the Merger.

Gain/Impairment Charge on Investment Securities and ARS Put

For the nine months ended September 30, 2009, we recorded a net gain of $0.2 million on our ARS investment portfolio and the ARS Put based on fair value as determined by our discounted cash flow models with liquidity discounts, as compared to an impairment charge of $3.3 million on our ARS investment portfolio for the nine months ended September 30, 2008. The net gain was primarily a result of an increase of $0.7 million in the fair value of our total ARS investment portfolio, offset by a decrease of $0.5 million in the fair value of the ARS Put.

Foreign Exchange Gain/Loss

For the nine months ended September 30, 2009, we recorded a foreign exchange loss of $2,000 due to the revaluation of our euro-denominated liability, as compared to a foreign exchange loss of $91,000 for the nine months ended September 30, 2008. The foreign exchange loss was due to the overall weakening of the U.S. dollar through September 30, 2009.

Interest Income, Net

Interest income, net consisted of income earned on our cash and investment balances and totaled $0.5 million for the nine months ended September 30, 2009, a decrease of $1.2 million when compared to $1.7 million for the nine months ended September 30, 2008. The decrease was primarily due to a decrease in interest earned on our cash and investment balances due to lower interest rates. In addition, for the nine months ended September 30, 2009, $0.2 million of interest was recorded on the ARS Loan.

Liquidity and Capital Resources

Since our inception, we have primarily financed our operations through the private placement of our equity securities, the public sale of our common stock and the exercise of founders’ warrants, net of treasury stock repurchases. Through September 30, 2009, we received estimated net proceeds of $201.4 million from the sale of equity securities, the exercise of warrants and stock options and employee stock purchases.

At September 30, 2009, we had $37.2 million in cash, cash equivalents, investment securities and the ARS Put, net of the ARS Loan, as compared to $49.1 million of cash, cash equivalents, investment securities and the ARS Put at December 31, 2008, which decrease of $11.9 million is primarily a result of our operating loss during the nine months ended September 30, 2009. At September 30, 2009, $21.7 million of our ARS consisted primarily of government-guaranteed student loan securities and $2.2 million of our ARS consisted of private placement securities. None of the underlying collateral for our ARS consisted of subprime mortgages or collateralized debt obligations. Based on our discounted cash flow models, our total investment securities consisting of ARS, which were designated as trading securities, increased in fair value overall and resulted in the recording of a gain of $0.4 million in our consolidated statement of operations to increase their carrying value for the three months ended September 30, 2009. In addition, we also recorded an impairment charge of $0.3 million on the ARS Put to reduce its carrying value for the three months ended September 30, 2009.

In August 2008, UBS, the brokerage firm through which we purchased the majority of our ARS investments, entered into a settlement with the SEC, the New York Attorney General and other state agencies. Under the settlement, UBS issued to us the ARS Rights Offer. Pursuant to the ARS Rights Offer, we received the ARS Put. As part of the settlement, UBS also offered to us the ARS Loan, whereby we would be able to borrow up to 75 percent of the market value, as determined by UBS at its sole discretion, of our ARS that have been pledged as collateral at an interest cost that would not exceed the interest being paid on the underlying ARS investments. Under the terms of the ARS Loan, UBS may demand full or partial payment of the ARS Loan, at its sole option and without cause, at any time. If at any time UBS exercises its right to terminate the credit line agreement governing the ARS Loan, then UBS is required to provide, as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the credit line agreement and the agreement will remain in full force and effect until such time as such alternative financing has been established. In January 2009, we were approved for the ARS Loan in the amount of $15.9 million and drew down the entire preapproved amount. In addition, in February 2009, we borrowed an additional $2.2 million under the ARS Loan, bringing the total amount outstanding under the ARS Loan to $18.1 million, following UBS’ decision to increase our availability under the ARS Loan. All cash received under the ARS Loan was invested in money market accounts. In addition, during the three months and nine months ended September 30, 2009, $0.2 million and $0.3 million, respectively, of our current investment securities were redeemed at par value, with the proceeds used to pay down the outstanding amount of the ARS Loan.

We elected to measure the ARS Put under the fair value option of ASC 825, authoritative guidance on financial instruments, to mitigate the volatility in reported earnings due to the direct linkage between certain of our ARS and the ARS Put. The fair value of the ARS Put was also determined by using a discounted cash flow valuation model with assumptions related to interest rate, maturity and liquidity. For the three months ended September 30, 2009, based on our discounted cash flow valuation, we recorded an impairment charge of $0.3 million in our consolidated statement of operations due to a decrease in the carrying value of the ARS Put to $5.3 million.

The fair value of our ARS and the ARS Put are based in part on management’s estimates and assumptions. In the event of actual market exchanges, if any, these assumptions may prove materially different from those assumed in our valuation models and amounts may be materially different than our estimates. For example, in our valuation models, a reduction of the expected term to redemption by two years for our ARS portfolio yielded a net increase in valuation of our ARS of $1.6 million and an increase in expected term to redemption by two years for our ARS portfolio yielded a decrease in valuation of our ARS of $1.5 million. Other factors that may impact the valuation of our ARS and the ARS Put include changes to the credit quality of the underlying assets, discount rates, counterparty risk and the condition of the overall credit market.

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

Net cash used in operating activities decreased to $12.5 million for the nine months ended September 30, 2009 from $17.3 million for the nine months ended September 30, 2008. The decrease was primarily due to a reduction in spending on research and development due to the completion of the Phase II clinical trial for MN-166 for the treatment of MS in the second quarter of 2008. Net cash provided by investing activities was $0.8 million for the nine months ended September 30, 2009, as compared to $21.6 million provided by investing activities for the nine months ended September 30, 2008. The decrease was primarily due to the illiquidity of the ARS market. Net cash provided by financing activities was $18.1 million for the nine months ended September 30, 2009, as compared to less than $100,000 for the nine months ended September 30, 2008. This increase was primarily due to the net amount borrowed under the ARS Loan.

We have consumed substantial amounts of capital since our inception. We do not have any material commitments for capital expenditures and our current cash, cash equivalents and the ARS Loan are our principal sources of liquidity. At September 30, 2009, we believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating requirements, at a minimum, through September 30, 2010, including all of our planned research and development activities. We anticipate that we may require additional funding in the future to fund our operations and intended research and development activities, and we may explore and complete one or more capital-raising transactions from time to time to secure such additional funding.

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

Our investment securities consist entirely of ARS, and we have the ARS Put. All of our ARS had AAA ratings at the time of purchase, were originally designated as available-for-sale and principally represent interests in municipal bonds, government-guaranteed student loans, insurance notes and portfolios of securities (primarily commercial paper). None of the underlying collateral for our ARS consisted of subprime mortgages or collateralized debt obligations. At September 30, 2009, $21.7 million of our ARS consisted primarily of government-guaranteed student loan securities and $2.2 million of our ARS consisted of private placement securities.

The negative conditions in the global credit markets have prevented most investors, including ourselves, from liquidating certain holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for the securities. If there is insufficient demand for the securities at the time of the “Dutch” auction, the auction may not be completed and the interest rates may be reset to the maximum interest rate applicable to the specific securities being auctioned as per the official statement issued at the initial bond sale. When auctions for these securities fail, as they did throughout 2008 and during the first half of 2009, the investments may not be readily convertible to cash until a future auction of these investments is successful, they are redeemed, repurchased or sold through a secondary market, or they mature. Because of the lack of a primary or secondary ARS market, we designated all of our ARS as trading securities at December 31, 2008. At September 30, 2009, we continued to designate all of our ARS as trading securities. In addition, during the three months ended September 30, 2009, $200,000 of our ARS was redeemed at par value, with the proceeds used to pay down the outstanding balance of the ARS Loan. At September 30, 2009, the ARS Loan balance was $17.7 million. Under the terms of the ARS Loan, UBS may demand full or partial payment of the ARS Loan, at its sole option and without cause, at any time; however, the ARS Loan would remain in full force and effect until such time that UBS provided alternative financing at substantially the same terms. All cash received under the ARS Loan was invested in money market accounts. Because the interest that we pay on the ARS Loan will not exceed the interest that we receive on the ARS pledged as security for the ARS Loan and which are held in the collateral account, we do not believe that this arrangement subjects us to additional interest rate risk.

Foreign Currency Rate Fluctuations

We were exposed to foreign currency exchange rate risk with respect to the Phase II clinical trial for MN-166 for the treatment of MS, which we completed in Eastern Europe in the second quarter of 2008. As of September 30, 2009, we remain in the process of finalizing our reconciliation with the CRO who supported us in conducting this study. We do not hedge our currency exchange rate risk; therefore, we are exposed to the fluctuations in the value of the U.S. dollar against the euro. The effects of changes in exchange rates between the U.S. dollar and euro denominated transactions are recorded as foreign currency transaction gain (loss) as a separate component of net loss. At September 30, 2009, a hypothetical 100 basis point change in the exchange rate would not have a material impact on our consolidated financial statements.

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

Proposed Merger with Avigen

On August 24, 2009, The Pennsylvania Avenue Funds, an Avigen stockholder, filed a complaint in Alameda County Superior Court alleging that Avigen’s directors breached their fiduciary duties in connection with the proposed transaction with us. On October 15, 2009, The Pennsylvania Avenue Funds filed an amended complaint adding us as a defendant. In the amended complaint, the Pennsylvania Avenue Funds alleged, among other things, that we aided and abetted the alleged breach of fiduciary duties by the Avigen directors. The Pennsylvania Avenue Funds purportedly brings the action on behalf of a stockholder class and seeks injunctive relief, compensatory and rescissory damages, and attorney’s fees. We believe we have meritorious defenses, and we intend to defend ourselves in this lawsuit. We do not believe that this lawsuit will have a material adverse effect on our business, financial condition or operating results.

From time to time, we may become involved in various disputes and legal proceedings which arise in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

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

We are a development stage biopharmaceutical company with a limited operating history. We have incurred significant net losses since our inception. For the three months and nine months ended September 30, 2009, we had a net loss of approximately $4.8 million and $14.5 million, respectively. At September 30, 2009, our accumulated deficit was approximately $241.4 million. If we are successful in raising additional capital to support such expansion, our annual net losses may increase over the next several years as we expand our infrastructure and incur significant costs related to the development of our product candidates.

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

Our product candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is costly, time-consuming, uncertain and subject to unanticipated delays. To receive regulatory approval for the commercial sale of any of our product candidates, we must conduct, at our own expense, adequate and well-controlled clinical trials in human patients to demonstrate the efficacy and safety of the product candidate. Clinical testing is expensive, takes many years and has an uncertain outcome. To date, we have obtained regulatory authorization to conduct clinical trials for eight of our product development programs. INDs were approved by the FDA and are active for seven of our product candidates. We also have obtained one Clinical Trial Authorization, or CTA, for a Phase II clinical trial for MN-221 in Canada.

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

If we experience delays in the commencement or completion of our clinical trials, we could incur significantly higher product development costs and our ability to obtain regulatory approvals for our product candidates could be delayed or limited. The commencement and completion of clinical trials requires us to identify and maintain a sufficient number of study sites and enroll a sufficient number of patients at such sites. We do not know whether enrollment in our ongoing and planned clinical trials for our product candidates will be completed on time, or whether our additional planned and ongoing clinical trials for our product candidates will be completed on schedule, if at all. For example, we recently experienced delays in the enrollment of patients for our Phase II clinical trial evaluating the safety and efficacy of MN-221 in patients with severe, acute exacerbations of asthma due to changes in the dosing regimen. These delays have extended the anticipated date for completion of enrollment by approximately two months.

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

We have consumed substantial amounts of capital since our inception. From our inception to September 30, 2009, we had an accumulated deficit of approximately $241.4 million. Our cash, cash equivalents, investment securities and ARS Put, net of the ARS Loan, totaled approximately $37.2 million at September 30, 2009. We intend to manage our product development programs such that our existing cash, cash equivalents and investment securities as of September 30, 2009 will be sufficient to meet our operating requirements through at least September 30, 2010. We have based this estimate on assumptions that may prove to be wrong, and we could spend our available financial resources faster than we currently anticipate. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our securities, debt financings or licensing transactions, involving all or a portion of our product candidates, to the extent we are able to do so. We may not be successful in obtaining strategic collaboration agreements or in receiving milestone or royalty payments under such agreements. We cannot be certain that additional sources of capital will be available to us on acceptable terms, or at all. If sources of capital are not available, we may not be in a position to pursue present or future business opportunities that require financial commitments, and we may be required to terminate, delay or reduce the scope of one or more of our product development programs, delay establishing sales and marketing capabilities or other activities to commercialize a product candidate, curtail our efforts to acquire new product candidates or relinquish some or even all rights to our product candidates.

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

At December 31, 2008, all of our remaining marketable securities available-for-sale, which consisted of auction rate securities, or ARS, were designated as trading securities and were classified to long-term due to the time frame in which we can readily convert these securities into cash. These ARS represent 100 percent of our overall investment portfolio. Our long-term asset consisted of the ARS Put (as described below). At June 30, 2009, approximately $21.1 million of our ARS and the ARS Put were reclassified to current assets because they can be readily converted to cash within 12 months. Of the approximately $2.5 million of ARS which continued to be classified as long-term assets as of September 30, 2009, approximately $2.2 million consisted of private placement investment securities. None of the underlying collateral for our ARS consisted of subprime mortgages or collateralized debt obligations.

Due to continued negative conditions in the global credit markets, our ARS have continued to fail at auction with few to no trades in either the primary or the secondary markets. As a result, we have been unable to liquidate our ARS that are not subject to the ARS Rights Offer, and we could be required to hold these securities until such time that they are redeemed by the issuer, successfully sold at auction, sold through a secondary market or ultimately mature. In addition, with the adoption of ASC 820, authoritative guidance for fair value measurements and disclosures (formerly SFAS No. 157), we determined the fair value of our ARS portfolio primarily on Level 3 criteria, which resulted in our reliance on a discounted cash flow valuation model with assumptions related to interest rates, maturities and liquidity, determined by us based on the credit quality of the security, the credit quality of the associated insurer, if applicable, the respective prospectus and the credit market outlook. With all of our investment securities designated as trading securities, any additional increase or decrease in the fair value of our investment securities is recorded as either a gain or an impairment charge, respectively, in our consolidated statement of operations. For the three months ended September 30, 2009, we recorded a gain on our investment securities of approximately $0.4 million to increase the carrying value of our investment securities. In addition, for the three months ended September 30, 2009, we recorded an impairment charge of approximately $0.3 million on the ARS Put to decrease its carrying value based on our discounted cash flow model with liquidity discount.

In August 2008, UBS, the brokerage firm through which we purchased the majority of our ARS investments, entered into a settlement with the SEC, the New York Attorney General and other state agencies. Under the settlement, UBS issued to us the ARS Rights Offer. Pursuant to the ARS Rights Offer, we received the ARS Put. As part of the settlement, UBS also offered to us the ARS Loan, whereby we would be able to borrow up to 75 percent of the market value, as determined by UBS at its sole discretion, of our ARS that have been pledged as collateral at an interest cost that would not exceed the interest being paid on the underlying ARS investments. In January 2009, we were approved for the ARS Loan in the amount of $15.9 million and drew down the entire preapproved amount. In addition, in February 2009, we borrowed an additional $2.2 million under the ARS Loan, bringing the total amount outstanding under the ARS Loan to $18.1 million, following UBS’ decision to increase our availability under the ARS Loan. All cash received under the ARS Loan was invested in money market accounts. At September 30, 2009, our ARS Loan balance was $17.7 million.

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

In December 2008, we made a proposal to Avigen and its stockholders regarding a proposed merger between us and Avigen. On June 25, 2009, we jointly announced with Avigen that the two companies confirmed a mutual understanding of certain key terms of our proposed acquisition of Avigen.

On August 20, 2009, we, Absolute Merger, Inc., our wholly-owned subsidiary, or Merger Sub, and Avigen entered into an Agreement and Plan of Merger, or the Merger Agreement. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Avigen will merge with and into Merger Sub with Avigen continuing as the surviving entity and wholly-owned subsidiary of MediciNova, or the Merger. The boards of directors of each of MediciNova and Avigen have approved the Merger and the Merger Agreement.

On September 17, 2009, we filed the Registration Statement on Form S-4 with the SEC regarding the proposed Merger. On October 23, 2009, we filed Amendment No. 1 to the Registration Statement on Form S-4 which addressed the comments we received from the SEC based on the initial filing.

Under the Merger Agreement, holders of a majority of the outstanding shares of our common stock must approve the adoption of the Merger Agreement and approve the issuance of the Convertible Notes contemplated thereunder. Holders of a majority of the outstanding shares of Avigen common stock also must approve the Merger Agreement. We cannot assure you that the Merger will be adopted by the stockholders of both companies, in which case the Merger Agreement may be terminated. In the event that the Merger is not consummated, we may be subject to many risks, including the inability to recognize the benefits of a combined clinical development program based on ibudilast and the costs related to the Merger, such as legal, accounting and advisory fees, which must be paid even if the Merger is not completed. In addition, should both sets of stockholders approve the Merger, we cannot assure you that our results of operations, financial condition and outlook would improve as a result of a consummation of the Merger with Avigen.

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

We are dependent upon the continued services of our executive officers and other key personnel, particularly Yuichi Iwaki, M.D., Ph.D., a founder of the company and our President and Chief Executive Officer, who has been instrumental in our ability to in-license product candidates from Japanese pharmaceutical companies and secure financing from Japanese institutions. The relationships that Dr. Iwaki has cultivated with pharmaceutical companies from whom we license product candidates and to whom we expect to out-license product candidates make us particularly dependent upon his continued employment with us. We are also substantially dependent on the continued services of our existing clinical development personnel because of the highly technical nature of our product development programs. We are not presently aware of any plans of our executive officers or key personnel to retire or leave employment with us. Each of our executive officers is party to an employment agreement that continues in effect until the earliest of termination of employment upon (i) consent of the parties, (ii) cause or other material breach of the agreement, (iii) death or permanent disability and (iv) three months written notice. Following termination of employment, these individuals may engage in other businesses that may compete with us.

If we acquire or license new product candidates, our success will depend on our ability to attract, retain and motivate highly qualified management and scientific personnel to manage the development of these new product candidates. In particular, our product development programs depend on our ability to attract and retain highly experienced clinical development and regulatory personnel. We have not experienced difficulties attracting and retaining key personnel. However, we face competition for experienced scientists and other technical and professional personnel from numerous companies and academic and other research institutions. Competition for qualified personnel is particularly intense in the San Diego, California area, where our corporate headquarters is located. Our short operating history and the uncertainties attendant to being a development-stage biopharmaceutical company could impair our ability to attract and retain personnel and impede the achievement of our development and commercialization objectives. In addition, we have scientific and clinical advisors who assist us in our product development and clinical strategies. These third parties are not our employees and may have commitments to, or contracts with, other entities that may limit their availability to us, or may have arrangements with other companies to assist in the development of products that may compete with our product candidates.

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

As of November 10, 2009, we had 22 full-time employees and 2 part-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. For example, we may hire additional personnel in clinical development, regulatory affairs and business development to further strengthen our core competencies or choose to develop sales, marketing and distribution capabilities for certain of our product candidates. Our need to effectively manage our operations, growth and product development programs requires that we:

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

The Sarbanes-Oxley Act requires that we maintain effective internal controls for financial reporting and disclosure controls and procedures. As a result, we are required to perform an evaluation of our internal control over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of the Sarbanes-Oxley Act. Our efforts to comply with Section 404 and related regulations have required, and continue to require, the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal control over financial reporting and all other aspects of Section 404 applicable to us, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to sanctions or investigations by Nasdaq, the SEC, the OSE or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock. In addition, as a smaller reporting company, our report regarding internal control over financial reporting for the year ended December 31, 2008 was not subject to attestation by our registered public accounting firm pursuant to temporary SEC rules that will remain in effect for the year ending December 31, 2009.

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

There is the risk that our patents (both those owned by us and those in-licensed) may not provide a competitive advantage, including the risk that our patents expire before we obtain regulatory and marketing approval for one or more of our product candidates, particularly our in-licensed patents. Also, our competitors may develop products similar to ours using methods and technologies that are beyond the scope of our intellectual property rights. Composition of matter patents on APIs may provide protection for pharmaceutical products without regard to formulation, method of use, or other type of limitation. We do not have compound patent protection for the API in our MN-166 and MN-001 product candidates, although we do have patent protection for a particular crystalline polymorph of MN-001. As a result, competitors that obtain the requisite regulatory approval will be able to offer products with the same API as found in our MN-166 and MN-001 product candidates so long as such competitors do not infringe any methods of use, methods of manufacture, formulation or, in the case of MN-001, specific polymorph patents that we hold or have exclusive rights to through our licensors. For example, we currently rely on a method of use patent for MN-166, which covers the use of the API found in our MN-166 product candidate for the treatment of MS. We are aware that Avigen (with whom we have entered into the Merger Agreement and intend to merge, subject to stockholder approvals) has conducted preclinical studies and clinical trials for a product which contains the same API as that found in our MN-166 product candidate to target the treatment of neuropathic pain.

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

Despite the listing of our common stock on the Nasdaq Global Market and the Hercules Market of the Osaka Securities Exchange in Japan, trading volume in our securities has been light and an active trading market may not develop for our common stock. In September 2009, our average trading volume was approximately 8,400 shares per day on the Nasdaq Global Market and approximately 45,900 shares per day on the Hercules Market of the Osaka Stock Exchange.

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like us in particular, have historically been highly volatile and may continue to be highly volatile in the future. For example, since the date of our initial public offering in Japan on February 4, 2005 through September 30, 2009, our common stock has traded as high as approximately $42.00 and as low as approximately $1.50. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Pending or threatened litigation may impede consummation of our merger with Avigen and materially affect our financial condition.

On August 24, 2009, The Pennsylvania Avenue Funds, an Avigen stockholder, filed a complaint in Alameda County Superior Court alleging that Avigen’s directors breached their fiduciary duties in connection with the proposed transaction with us. On October 15, 2009, The Pennsylvania Avenue Funds filed an amended complaint adding us as a defendant. In the amended complaint, The Pennsylvania Avenue Funds alleged, among other things, that we aided and abetted the alleged breach of fiduciary duties by the Avigen directors. The Pennsylvania Avenue Funds purportedly brings the action on behalf of a stockholder class and seeks injunctive relief, compensatory and rescissory damages, and attorney’s fees. If the suit is successful, the court may order remedies, including payment of damages. This litigation may impose significant costs on us in the event we are deemed liable or expend substantial funds in defense of the claims. Additional third parties, including other entities or private persons, may also seek to enjoin or rescind the proposed transaction.

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

In addition, we are not restricted from issuing additional common stock or other equity securities, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market price of our common stock could decline as a result of sales of a large number of shares of newly issued common stock or other equity securities in the market or the perception that such sales could occur.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
2.1(1)	Agreement and Plan of Merger by and among MediciNova, Inc. Absolute Merger, Inc. and Avigen, Inc. dated as of August 20, 2009.

10.1(2)	Separation Agreement and Release dated June 26, 2009, by and between MediciNova, Inc. and Richard E. Gammans, Ph.D.

10.2(3)	Separation Agreement and Release dated July 12, 2009, by and between MediciNova, Inc. and Michael Kalafer, M.D.

10.3(4)	First Amendment to Consulting Agreement dated September 23, 2009, by and between MediciNova, Inc. and Danerius, LLC.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended September 30, 2009.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended September 30, 2009.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Filed with the Registrant’s Registration Statement on Form S-4 filed September 17, 2009, as amended October 23, 2009, and incorporated herein by reference.
(2)	Filed with the Registrant’s Current Report on Form 8-K filed July 2, 2009 and incorporated herein by reference.
(3)	Filed with the Registrant’s Current Report on Form 8-K filed on July 16, 2009 and incorporated herein by reference.
(4)	Filed with the Registrant’s Current Report on Form 8-K filed September 25, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: November 12, 2009	By:	/S/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D. President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ SHINTARO ASAKO
Shintaro Asako Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1(1)	Agreement and Plan of Merger by and among MediciNova, Inc., Absolute Merger, Inc. and Avigen, Inc., dated as of August 20, 2009.

10.1(2)	Separation Agreement and Release dated June 26, 2009, by and between MediciNova, Inc. and Richard E. Gammans, Ph.D.

10.2(3)	Separation Agreement and Release dated July 12, 2009, by and between MediciNova, Inc. and Michael Kalafer, M.D.

10.3(4)	First Amendment to Consulting Agreement dated September 23, 2009, by and between MediciNova, Inc. and Danerius, LLC.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended September 30, 2009.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended September 30, 2009.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Filed with the Registrant’s Registration Statement on Form S-4 filed September 17, 2009, as amended October 23, 2009, and incorporated herein by reference.
(2)	Filed with the Registrant’s Current Report on Form 8-K filed July 2, 2009 and incorporated herein by reference.
(3)	Filed with the Registrant’s Current Report on Form 8-K filed July 16, 2009 and incorporated herein by reference.
(4)	Filed with the Registrant’s Current Report on Form 8-K filed September 25, 2009 and incorporated herein by reference.