Form 10-Q
period 2010-03-31
MEDICINOVA INC
filed 2010-05-17
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 14, 2010, the registrant had 12,382,879 shares of Common Stock ($0.001 par value) outstanding.

MEDICINOVA, INC.

(a development stage company)

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,597,457	$19,241,581
Investment securities-current (Note 3)	20,913,658	24,254,987
ARS put-current (Note 3)	2,785,978	2,557,007
Prepaid expenses and other current assets	1,048,259	869,649

Total current assets	40,345,352	46,923,224
Restricted cash (Note 2)	28,351,198	30,045,965
Restricted investment (Note 2)	648,542	676,499
Restricted letter of credit (Note 2)	500,166	500,042
In-process research and development (Notes 2, 3)	4,800,000	4,800,000
Goodwill (Notes 2, 3)	9,142,205	9,142,205
Property and equipment, net	117,595	153,547
Long-term investments (Note 3)	1,796,113	2,085,425

Total assets	$85,701,171	$94,326,907

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,041,856	$1,300,271
ARS loan payable (Note 3)	14,443,366	17,605,485
Escrow holdback (Note 2)	951,559	1,094,045
Accrued expenses	1,672,585	1,276,036
Accrued compensation and related expenses	284,823	1,146,960

Total current liabilities	18,394,189	22,422,797
Management transition plan liability (Note 2)	648,542	676,499
Deferred tax liability (Note 2)	1,956,000	1,956,000
Convertible notes (Note 2)	27,594,664	29,258,137

Total liabilities	48,593,395	54,313,433

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value; 500,000 shares authorized at March 31, 2010 and December 31, 2009; no shares outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized at March 31, 2010 and December 31, 2009; 12,421,801 and 12,172,510 shares issued at March 31, 2010 and December 31, 2009, respectively, and 12,375,994 and 12,122,217 shares outstanding at March 31, 2010 and December 31, 2009, respectively	12,422	12,170
Additional paid-in capital	290,886,127	288,652,712
Accumulated other comprehensive loss	(66,136)	(64,914)
Treasury stock, at cost; 45,807 shares at March 31, 2010 and 50,293 shares at December 31, 2009	(1,212,288)	(1,235,395)
Deficit accumulated during the development stage	(252,512,349)	(247,351,099)

Total stockholders’ equity	37,107,776	40,013,474

Total liabilities and stockholders’ equity	$85,701,171	$94,326,907

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Period from September 26, 2000 (inception) to March 31, 2010
	2010	2009
Revenues	$—	$—	$1,558,227
Operating expenses:
Cost of revenues	—	—	1,258,421
Research and development	2,949,456	3,100,901	147,495,323
General and administrative	2,286,952	2,164,194	91,313,950

Total operating expenses	5,236,408	5,265,095	240,067,694

Operating loss	(5,236,408)	(5,265,095)	(238,509,467)
(Impairment charge)/gain on investment securities	(7,479)	26,671	(957,213)
Foreign exchange (loss)/gain	(3,746)	27,088	(105,527)
Other income, net	85,632	217,950	18,462,795
Income taxes	751	(5)	(39,815)

Net loss	(5,161,250)	(4,993,391)	(221,149,227)
Accretion to redemption value of redeemable convertible preferred stock	—	—	(98,445)
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	—	—	(31,264,677)

Net loss applicable to common stockholders	$(5,161,250)	$(4,993,391)	$(252,512,349)

Basic and diluted net loss per common share	$(0.42)	$(0.41)

Shares used to compute basic and diluted net loss per common share	12,269,102	12,072,027

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,		Period from September 26, 2000 (inception) to March 31, 2010
	2010	2009
Operating activities:
Net loss	$(5,161,250)	$(4,993,391)	$(221,149,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	538,485	688,355	46,846,083
Depreciation and amortization	41,027	62,607	1,836,325
Amortization of premium/discount on investment securities and convertible notes	31,307	—	(2,445,113)
(Gain)/impairment charge, net on investment securities and ARS put	7,479	(26,671)	957,213
Loss on disposal of assets	2,026	—	14,023
Restricted assets	27,284	—	27,284
Escrow holdback liability	(142,486)	—	(142,486)
Management transition plan liability	(27,957)	—	(27,957)
Impairment of sublease	—	—	35,259
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(178,610)	(506,160)	(1,011,310)
Accounts payable, accrued expenses, income taxes payable and deferred rent	136,912	705,978	2,442,002
Accrued compensation and related expenses	(862,137)	(537,731)	188,682

Net cash used in operating activities	(5,587,920)	(4,607,013)	(172,429,222)

Investing activities:
Cash paid for acquired business, net of acquired cash	—	—	(2,371,749)
Purchases of investment securities	—	—	(377,205,766)
Maturities or sales of investment securities	3,394,193	—	353,200,490
Acquisition of property and equipment	(7,101)	—	(2,260,047)
Proceeds from sales of property and equipment	—	—	256,845

Net cash provided by (used in) investing activities	3,387,092	—	(28,380,227)

Financing activities:
Net proceeds from the sale of common stock	250	—	121,297,173
Proceeds from conversion of convertible notes	1,695,466	—	1,695,466
Sale of preferred stock, net of issuance costs	—	—	80,216,971
(Repayments of) proceeds from ARS loan, net	(3,162,119)	18,058,366	14,443,366
Purchase of treasury stock, net of employee stock purchases	23,107	41,315	(1,246,070)

Net cash (used in) provided by financing activities	(1,443,296)	18,099,681	216,406,906

Net (decrease) increase in cash and cash equivalents	(3,644,124)	13,492,668	15,597,457
Cash and cash equivalents, beginning of period	19,241,581	19,297,284	—

Cash and cash equivalents, end of period	15,597,457	$32,789,952	$15,597,457

Supplemental disclosure of non-cash financing and operating activities:
Conversion of convertible preferred stock into common stock upon IPO	$—	$—	$43,515,677

Restricted assets	$1,695,466	$—	$1,695,466

Supplemental disclosures of cash flow information:
Income taxes paid	$8,795	$9,110	$42,757

Interest paid	$44,174	$42,477	$279,538

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

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flow for the interim period presented have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other period. For further information, see the financial statements and disclosures thereto for the year ended December 31, 2009 in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 24, 2010.

We have sustained operating losses since inception and expect such losses to continue over the next several years. Management plans to continue financing the operations with equity issuances, debt arrangements or a combination thereof. We expect current working capital to be sufficient to fund our operations through at least March 31, 2011. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or implement a reduction in workforce.

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

On August 17, 2009, Absolute Merger, Inc., a wholly-owned subsidiary of MediciNova, Inc. was incorporated under the General Corporation Law of the State of Delaware for the purpose of facilitating the

Merger (the “Merger”) with Avigen, Inc. (“Avigen”). On December 18, 2009, Absolute Merger, Inc. merged with and into Avigen, with Avigen continuing as the surviving entity and wholly-owned subsidiary of ours.

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

New Accounting Standards Not Yet Adopted

In October 2009, the FASB ratified Accounting Standards Update, or ASU, 2009-13, which eliminates the residual method of allocation and the requirement to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable is determined using vendor specific objective evidence of selling price, if such evidence exists, or in its absence third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies are instructed to use their best estimate of the selling price for that deliverable when applying the relative selling price method. ASU 2009-13 is effective in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Companies may elect to adopt this guidance prospectively for all revenue arrangements entered into or materially modified after the date of adoption, or retrospectively for all periods presented. We have not yet adopted this accounting standard, however, we do not believe the adoption of this accounting standard will have a material effect on our consolidated results of operations or financial condition.

In January 2010, the FASB issued ASU 2010-06, which requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new fair value measurement disclosures and for periods beginning after December 15, 2010 for most of the new Level 3 disclosures. We have not early adopted the new Level 3 disclosures; however, adoption of this accounting standard will not have an effect on our consolidated results of operations or financial condition.

In April 2010, the FASB issued ASU No. 2010-12, which indicates that the Securities and Exchange Commission (“SEC”) staff would not object to incorporating the effects of the Health Care and Education Reconciliation Act of 2010 (which was enacted on March 30, 2010) when accounting for the Patient Protection and Affordable Care Act (which was enacted on March 23, 2010). This view is based partly on the SEC’s understanding that the two aforementioned acts, when taken together, represent the current health care reforms as passed by Congress and signed by the President. As of March 31, 2010, we have performed an initial review of the two acts, and we do not believe that either will have a material impact on our consolidated results of operations or financial condition. Our belief is based on the fact that: we are a development stage biopharmaceutical whose lead drug candidates are only in Phase II of development and we have no other revenue generating products; therefore the pharmaceutical industry fee should not be applicable to us, nor would we be impacted by the drug subsidy changes; we have less than 25 employees so the fee for health plans will have minimal impact to our operating expenses, we do not have “high-cost” coverage health plans, nor do we offer retiree medical benefits; thus, the fees and the changes related to these would not impact our operating expenses, and, with regard to the limit on tax-deductible employee compensation this should not impact our tax position as we are currently a net loss company and will continue to be a net loss company in the foreseeable future. The health care reforms also provide for a “new investment tax credit for qualified therapeutic discovery”, which we plan to apply for. Because we cannot be assured that our product candidate will be selected to receive a cash grant in lieu of a research and development tax credit, we are uncertain if our application will have a material impact on our consolidated results of operations or financial condition.

In April 2010, the FASB issued ASU No. 2010-17, which codifies the consensus reached in EITF No. 08-9, which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive. The amendments in this ASU are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We have not early adopted this accounting standard; however, we do not believe adoption of this standard will have a material effect on our consolidated results of operations or financial condition.

2. Avigen Transaction

On December 18, 2009 we acquired 100% of the outstanding shares of Avigen, a biopharmaceutical company that had focused on identifying and developing differentiated products to treat patients with serious disorders, whose potential product candidate is AV411, a glial attenuator and ibudalist small molecule therapeutic, for CNS disorders. Under the terms of the Merger, Avigen shareholders, at their election, received an amount per share either in cash, convertible notes issued by us or a combination thereof, upon closing. Of the 29,852,115 shares of Avigen common stock outstanding, approximately 17% of Avigen shareholders elected to receive cash at closing in the amount of approximately $1.19 per share with an additional $0.04 per share expected to be paid in two increments on June 30, 2010 and after November 30, 2010, while the remaining 83% elected to receive convertible notes issued by us. The primary reasons for the Avigen acquisition were to combine the ibudalist development programs each company was respectively pursuing, to utilize the preclinical and clinical data for AV411 as support for the development pathway of MN-166 resulting in cost savings for us, and to capture a potential financing opportunity given Avigen’s cash balance prior to the merger.

The following table reconciles the December 31, 2009 acquisition related balances with their respective balances at March 31, 2010:

	Carrying Value at 12/31/09	Value of Notes Converted 1/1/10-3/31/10(9)	Interest Earned 1/1/10-3/31/10(10)	Interest Expense (Accretion) 1/1/10-3/31/10(11)	Other Expenses 1/1/10-3/31/10		Carrying Value at 3/31/2010
Restricted cash(1)	$30,045,965	$(1,695,466)	$700	$—	$—		$28,351,198

Restricted investment-MTP(2)	$676,499	$—	$6	$—	$(27,962	)(12)	$648,542

Restricted letter of credit(3)	$500,042	$—	$124	$—	$—		$500,166

IPR&D(4)	$4,800,000	$—	$—	$—	$—		$4,800,000

Goodwill(5)	$9,142,205	$—	$—	$—	$—		$9,142,205

Escrow holdback(6)	$(1,094,045)	$—	(14)	$—	$142,500	(13)	$(951,559)

MTP liability(2)	$(676,499)	$—	$(6)	$—	$27,962	(12)	$(648,542)

Deferred tax liability(7)	$(1,956,000)	$—	$—	$—	$—		$(1,956,000)

Convertible notes(8)	$(29,258,137)	$1,695,466	$(686)	$(31,307)	$—		$(27,594,664)

(1)	Restricted cash consists of cash held in a separate trust account, managed by a third-party, in connection with the $32.4 million of cash funded by Avigen and the $3.0 million of cash paid by us, or the First Payment Consideration, less the $6.0 million paid out to Avigen shareholders who elected a cash payout at the merger closing date and the Second Payment Consideration described in (6) below.

(2)	Restricted investment consists of cash held in an irrevocable grantor trust, or rabbi trust, which is intended to fund benefit obligations under the Avigen, Inc. Management Transition Plan, or MTP. These funds represent reserves for benefits eligible to terminated employees as defined by the MTP. Accordingly, we booked the associated MTP liability. Upon termination of the trust, these funds are to be paid to the former Avigen stockholders on a pro rata basis.
(3)	Restricted letter of credit consists of cash provided as a credit guarantee and security for an irrevocable letter of credit related to Avigen’s original lease of office space which expires November 30, 2010. Any funds remaining after the letter of credit expires will revert to the escrow holdback account described below.
(4)	In-process research and development (“IPR&D”) represents an estimate of fair value of in-process technology related to Avigen’s AV411 program, which at the merger closing date, had not received U.S. Food and Drug Administration (“FDA”) approval for any indication. As such, pursuant to ASC 805, amortization of the IPR&D will not occur until it reaches market feasibility. The annual test date for IPR&D impairment is December 31. During the three months ended March 31, 2010 and through the date of this report, there were no triggering events, market conditions or other factors that would indicate possible or actual impairment of IPR&D.
(5)	We included in the purchase price of Avigen the fair value of the aggregate merger consideration, which included both the convertible notes associated with the First Payment Consideration described in (1) above and the Second Payment Consideration described in (6) below, the $3.0 million cash paid by us and the conversion feature on the convertible notes. As such, we recorded $9.1 million of goodwill related to the excess purchase price over the assigned values of the net assets acquired. The goodwill was primarily a direct result of the fair value of the conversion feature of the convertible notes. The annual test date for goodwill impairment is December 31. During the three months ended March 31, 2010 and through the date of this report, there were no triggering events, market conditions or other factors that would indicate possible or actual impairment of goodwill.
(6)	At the closing of the merger, we and Avigen funded $1,500,000 in a combination of cash and a letter of credit in a separate escrow account, or Second Payment Consideration, pursuant to an escrow agreement. The Second Payment Consideration is considered the “escrow holdback.” We and Avigen identified certain additional liabilities of approximately $400,000 prior to closing of the Merger. As such, in accordance with the procedures set forth in the escrow agreement, $400,000 was released from the escrow account in satisfaction of these additional liabilities. As a result, the Second Payment Consideration is estimated to be no more than approximately $1.1 million, or $0.04 per share of Avigen common stock outstanding immediately prior to the Merger. At acquisition date, we recorded the escrow holdback in our consolidated balance sheet at fair value.
(7)	The deferred tax liability represents the book to tax basis difference related to IPR&D acquired through the acquisition of Avigen.
(8)	At the closing of the merger, we and American Stock Transfer & Trust Company, LLC, as trustee, entered into an indenture governing the terms of the convertible notes. Under the terms of a separate trust agreement, $29.4 million, which represents the initial principal amount of the convertible notes, or 83% of the First Payment Consideration, was deposited with a trust agent for the benefit of the holders and us (the amount of such deposit together with interest accrued and capitalized thereon, the Property). See (11) below which discusses the discount on the convertible notes. At the election of the respective convertible note holders, the convertible notes can be converted into our common stock at the conversion price of $6.80 per share. Upon maturity of the convertible notes on June 18, 2011, the 18-month anniversary of the closing of the merger, we will use the Property to pay the principal amount of, and accrued interest on, the remaining convertible notes. For the three months ended March 31, 2010, $686 was the amount of interest capitalized on the convertible notes.
(9)	During the three months ended March 31, 2010, 249,291 shares of our common stock were issued in connection with the conversion of convertible notes to our common stock at a conversion price of $6.80, with any fractional shares being paid out of restricted cash. The $1.7 million of proceeds received as a result of the convertible notes conversions into our common stock were deposited into a money market account and recorded as cash and cash equivalents in our consolidated balance sheet at March 31, 2010.
(10)	Interest earned on the restricted cash, investment and letter of credit balances is added to the principal of the respective liability accounts.
(11)	At December 31, 2009, the fair value of the convertible notes was less than their face value. As a result, over the term of the convertible notes (18 months) we will accrete the discount on the convertible notes with the offset being charged to interest expense.
(12)	The reduction in restricted investments and MTP liability relate to the payout of eligible benefits to terminated employees.
(13)	Under the terms of the escrow agreement, on or prior to June 30, 2010, we are entitled to submit one demand certificate to claim all or a portion of the funds in the escrow account with respect to certain liabilities, including liabilities in excess of specified amounts agreed upon by the parties. We believe the settlement of the Pennsylvania Avenue Fund litigation would qualify as a claimable liability; therefore, at March 31, 2010 we reduced the escrow holdback by the amount specified in the April 2010 preliminary settlement. (See Note 8, Commitments and Contingencies, for further information regarding this lawsuit.)

See Notes to Consolidated Financial Statements—Note 2, Avigen Transaction, in our Annual Report on Form 10-K for further information on the Avigen merger.

3. Fair Value Measurements—Other Than Intangibles and Goodwill

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

At March 31, 2010, cash and cash equivalents (instruments with maturities of three months or less at the date of purchase) were $15.6 million and primarily invested in money market accounts. At March 31, 2010, restricted cash, restricted investments and restricted letter of credit were $29.5 million and primarily invested in money market funds. We measure our cash equivalents, restricted cash, restricted investments and restricted letter of credit on a recurring basis and the fair value of these are current assets is based on Level 1 criteria in which their carrying amount is a reasonable estimate of their fair value based on daily quoted market prices.

At March 31, 2010, we held investment securities-current of $20.9 million consisting of Auction Rate Securities (“ARS”), all of which had AAA ratings at the time of purchase, that principally represent interests in government-guaranteed student loans and we held an ARS Put (as defined below) in the amount of $2.8 million. In August 2008, UBS AG and its affiliates (“UBS”), the brokerage firm through which we purchased the majority of our ARS, entered into a settlement with the Securities and Exchange Commission (“SEC”), the New York Attorney General and other state agencies. Pursuant to the settlement, UBS issued to us Auction Rate Security Rights, which would allow us to sell to UBS our ARS held in accounts with UBS (“ARS Rights Offer”). As part of the ARS Rights Offer, we received the right to sell to UBS our ARS held in accounts with UBS at par value any time during the period beginning June 30, 2010 and ending July 2, 2012 (“ARS Put”). As part of the settlement, UBS also offered to us a no net cost loan program, whereby we would be able to borrow up to 75 percent of the market value, as determined by UBS at its sole discretion, of our ARS that have been pledged as collateral at an interest cost that would not exceed the interest being paid on the underlying ARS investments (“ARS Loan”). Under the terms of the ARS Loan, UBS may demand full or partial payment of the ARS Loan, at its sole option and without cause, at any time. If at any time UBS exercises its right to terminate the credit line agreement governing the ARS Loan, then UBS is required to provide, as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the credit line agreement and the agreement will remain in full force and effect until such time as such alternative financing has been established. In January 2009, we were approved for the ARS Loan in the amount of $15.9 million and drew down the entire preapproved amount. In addition, in February 2009, we borrowed an additional $2.2 million under the ARS Loan, bringing the total amount outstanding under the ARS Loan to $18.1 million, following UBS’ decision to increase our availability under the ARS Loan. All cash received under the ARS Loan was invested in money market accounts. At June 30, 2009, the ARS associated with the ARS Rights Offer and the ARS Put were reclassified out of long-term assets to current assets due to the time frame in which they can be readily converted to cash.

At March 31, 2010, the carrying cost of the ARS Loan, which approximates its fair value due to its short-term nature, was $14.4 million. For the three months ended March 31, 2010, $3.1 million of our current investment securities were redeemed at par value, with the proceeds being used to pay down the outstanding balance of the ARS Loan. Although the ARS Loan is a “no net cost loan”, for the three months ended March 31, 2010, approximately $44,000 of interest (or 1.4%) was charged on the ARS Loan and approximately $106,000 of interest earned on the associated ARS for the three months ended March 31, 2010 was applied to the ARS Loan. Total interest earned on all cash, cash equivalents and investment securities totaled approximately $161,000 for the three months ended March 31, 2010.

At March 31, 2010, we held long-term investments of $1.8 million which consisted of ARS that principally represent interests in insurance notes and portfolios of securities (primarily commercial paper).

At March 31, 2010, our total ARS portfolio (both current and long-term) totaled $22.7 million at fair value ($26.1 million at par value), of which $1.8 million at fair value ($2.2 million at par value) consisted of private placement securities. None of the underlying collateral of our ARS portfolio consisted of subprime mortgages or collateralized debt obligations. Our ARS were designated as trading investment securities at December 31, 2008. We measure all of our ARS and the ARS Put on a recurring basis based on Level 3 criteria because neither an active primary nor active secondary market exists for these securities. The table below reconciles fair value of our ARS trading investment securities and the ARS Put at December 31, 2009 with fair value at March 31, 2010, as determined by Level 3 (unobservable) inputs:

	Fair Value at 12/31/09	Transfers in/(out) of Level 3 1/1/10-3/31/10	Transfers in/(out) of Long-term to Current 1/1/10-3/31/10	Sales/ Redemptions 1/1/10-3/31/10	Impairment Charge at 3/31/10	Gain at 3/31/10	Fair Value at 3/31/10
Investment securities-current asset(1)	$24,254,987	$—	$—	$(3,100,000)	$(241,329)	$—	$20,913,658

Investment securities-long-term asset(2)	$2,085,425	$—	$—	$(294,192)	$—	$4,880	$1,796,113

ARS Put-current asset(3)	$2,557,007	$—	$—	$—	$—	$228,971	$2,785,978

(1)	Aggregated fair value reported at March 31, 2010 reflects fair value as determined by our discounted cash flow model with liquidity discounts, pursuant to which we took into consideration the brokerage firm’s pricing model, the tax status (taxable vs. tax exempt) of the security, credit quality of the issuer, assumed maturity (five years), insurance wraps and the portfolio composition. We also made assumptions regarding future cash flows and the likelihood of the ARS being redeemed or refinanced. In addition, we performed a sensitivity analysis by calculating fair value with a maturity of one year through ten years. The annual coupon rate utilized was set at the U.S. Treasury Department published average of the bond equivalent rates of the 91-day Treasury bills auctioned during the quarter ending March 31, 2010 (which was the Federal Family Education Loan Program special allowance rate for the quarter ending March 31, 2010) plus 120 basis points. We believe that using this interest rate is reasonable given that a majority of our ARS portfolio is collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. Using our discounted cash flow model with liquidity discounts ranging from 3% to 27%, we calculated aggregate fair value for these securities, which ranged between $22.6 million with a two-year maturity, $19.8 million with a seven-year maturity and $18.3 million with a ten-year maturity. As of March 31, 2010, these ARS continued to pay interest according to their stated interest terms, and during the three months ended March 31, 2010, we received a partial redemption at par value of $150,000 on one of the securities and one of the securities was redeemed in full at par value. However, as these investment securities are trading securities, the decrease of approximately $241,000 in the overall fair value of the ARS was a recorded as a loss in our consolidated statement of operations. Pursuant to the ARS Rights Offer, the earliest date that we can redeem these investment securities at par is June 30, 2010; therefore, we believe these investment securities are appropriately classified as current assets.
(2)

Aggregated fair value reported at March 31, 2010 reflects fair value as determined by our discounted cash flow model, which employed liquidity discounts ranging from 3% to 25% depending on the security type and included assumptions regarding future cash flows and the likelihood of the redemption or refinancing of such ARS. We believe the assumed maturities (seven years) we utilized to be reasonable after discussing with certain financial advisors the outlook of the ARS market. We also performed a sensitivity analysis by calculating fair value with a maturity of one year through ten years. The interest rate utilized in the model was the London Interbank Offered Rate (“LIBOR”) plus the spread, as indicated in the respective security prospectus which was generally 200 basis points. The LIBOR rate was per bankrate.com, which we deemed as a reasonable source given it is a widely utilized third-party rate source. Using these inputs, we calculated aggregate fair value for these securities, which ranged between $2.1 million with a two-year maturity for all securities, $1.9 million with a five-year maturity for all securities and $1.6 million with a ten-year maturity. As of March 31, 2010, the ARS continue to pay interest according to their stated interest terms. Because these investment securities are trading securities, the approximately $5,000 increase in fair value was recorded as a gain in our consolidated statement of operations. In addition, because of our expectation as to when we may be required to liquidate these ARS for operating purposes, we believe these securities are appropriately classified as long-term investments in our consolidated balance sheets.
(3)	We elected to measure the ARS Put under the fair value option of ASC 825, authoritative guidance on financial instruments (formerly SFAS No. 159), to mitigate the volatility in reported earnings due to the linkage of certain of our ARS and the ARS Put. Fair value of the ARS Put, which equaled $2.8 million at March 31, 2010, was also determined through the use of a discounted cash flow valuation model with assumptions being made related to interest rate, maturity and liquidity. We effectively used a liquidity discount of approximately 5%, an interest rate of approximately 5% which took into consideration the brokerage firm’s weighted average cost of capital and a maturity of 12 months. Based on our discounted cash flow valuation, at March 31, 2010, we recorded a gain of approximately $229,000 in our consolidated statement of operations, which minimized the loss we recognized on the linked ARS. In addition, as the ARS Put can be exercised within 12 months, we believe the put’s classification as a current asset is appropriate.

The portion of trading gains and losses for the three months ended March 31, 2010 related to our investment securities classified as trading securities which were still held at March 31, 2010 is as follows:

Net loss recognized on trading securities	$(7,479)
Net loss recognized on trading securities sold	—

Net unrealized gain on trading securities still held	$(7,479)

The following table presents our financial instruments measured at fair value on a non-recurring basis classified by the fair value measurements and disclosures valuation hierarchy:

	As of March 31, 2010
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Current liabilities:
Escrow holdback (1, 3)	$951,559	$—	$—	$951,559

Total current liability	$951,559	$—	$—	$951,559

Non-current liability:
Convertible notes (1, 2)	$27,594,664	$—	$—	$27,594,664

Total non-current liability	$27,594,664	$—	$—	$27,594,664

(1)	The fair value of the convertible notes and escrow holdback and their related conversion feature was based on a binomial option pricing model (“BOPM”). Assumptions used in the BOPM included the maturity date of the convertible notes and the escrow holdback, the time between nodes, volatility, face value of the convertible notes and the escrow holdback at the merger closing date and the risk-free rate. The maturity date utilized was 1.5 year based on the maturity of the notes in June 2011. As our projected period was 1.5 years we used the average of the one and two year U.S. Treasury bonds as of the closing date and we based volatility on the historical volatility of publicly-traded comparable companies to Avigen and our stock price volatility. See Notes to Consolidated Financial Statements- Note 2, Avigen Transaction in our Annual Report on Form 10-K for further information on the BOPM.
(2)	Although we recorded the convertible notes as a liability upon merger closing on December 18, 2009, following ASC 805, the fair value of the conversion feature was accounted for within equity and will not be re-measured during interim periods and subsequent settlements (conversions to our stock) will be accounted for in equity. See Note 2, Avigen Transaction, above for information on the activity impacting the convertible notes liability during the three months ended March 31, 2010.

(3)	Although we recorded the escrow holdback as a liability upon merger closing on December 18, 2009, following ASC 805, the fair value of the conversion feature was accounted for within equity and will not be re-measured during interim periods and subsequent settlements (conversions to our stock) for those who elected convertible notes will be accounted for in equity. See Note 2, Avigen Transaction, above for information on the activity impacting the escrow holdback liability during the three months ended March 31, 2010.

4. Net Loss Per Share

Net loss per share is presented as basic and diluted net loss per share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. For the three months ended March 31, 2010 and March 31, 2009, respectively, 4,641,016 and 109,669 potentially dilutive securities, were excluded from determining diluted earnings per share because of their anti-dilutive effect.

5. Comprehensive Income (Loss)

The authoritative guidance for comprehensive income under ASC 820 (formerly SFAS No. 130) requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity (net assets) during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). Our comprehensive loss includes unrealized losses on marketable securities and currency translation. The table below sets forth the components of our accumulated other comprehensive loss at:

	March 31, 2010	March 31, 2009
Beginning balance	$(64,914)	$(29,744)
Currency translation	(1,222)	(39,518)
Unrealized loss on marketable securities	—	—

Ending balance	$(66,136)	$(69,262)

As of March 31, 2010 and 2009, our comprehensive loss was $5,162,472 and $5,032,909, respectively.

6. Share-Based Payments

For the three months ended March 31, 2010 and 2009, share-based compensation expense related to stock options of approximately $400,000 and $500,000, respectively, was recorded as a component of general and administrative expense, and approximately $90,000 and $200,000, respectively, was recorded as research and development expense. There were no stock option exercises during the three months ended March 31, 2010. As of March 31, 2010, there was $3.5 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.6 years.

The exercise price of stock options to purchase 400,000 shares of common stock and 403,373 shares of common stock granted during the three months ended March 31, 2010 and March 31, 2009, respectively, was equal to market value on the date of grant and the share-based compensation expense for such stock options is reflected in operating results for the three months ended March 31, 2010 and March 31, 2009. The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Risk-free interest rate	1.38%	1.60%
Expected volatility of common stock	76.63%	69.00%
Dividend yield	0.00%	0.00%
Expected option term (in years)	4.4	4.0

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our outstanding stock options. The expected volatility of our common stock is based on the historical volatility of our stock since listing on the Nasdaq Global Market in December 2006. We have not paid any dividends on our common stock since our inception, and we do not anticipate paying any dividends on our common stock in the foreseeable future. The expected term of employee stock options is based on the simplified method for “plain vanilla options” as provided by the authoritative guidance on stock compensation, as we concluded that our historical stock option exercise experience does not provide a reasonable basis for us to estimate the expected term.

As share-based compensation expense recognized in the accompanying consolidated statement of operations for the three months ended March 31, 2010 was based on stock option awards ultimately expected to vest, such expense should be reduced for estimated forfeitures. The authoritative guidance for compensation under ASC 718 (formerly SFAS No. 123R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have very few employees and our stock options vest monthly; therefore, we did not estimate any forfeitures during the first quarter of 2010, and we will adjust our stock-based compensation expense should any forfeitures occur. The weighted-average fair value of each stock option granted during the three months ended March 31, 2010, estimated as of the grant date using the Black-Scholes option valuation model, was $4.34 per stock option, whereas the weighted-average fair value of each stock option granted during the three months ended March 31, 2009 was $1.16 per stock option.

7. Income Taxes

In accordance with the authoritative guidance for income taxes under ASC 740 (formerly SFAS No. 109), a deferred liability is determined based on the difference between the financial statement and the tax basis of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. We provide a valuation allowance against net deferred assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrued interest or penalties at March 31, 2010 and we have we not recorded any uncertain income tax benefits at March 31, 2010.

8. Commitments and Contingencies

Legal Proceedings

On August 24, 2009, The Pennsylvania Avenue Funds, an Avigen stockholder, filed a complaint in Alameda County Superior Court alleging that Avigen’s directors breached their fiduciary duties in connection with the proposed transaction with us. On October 15, 2009, The Pennsylvania Avenue Funds filed an amended complaint adding us as a defendant. In the amended complaint, The Pennsylvania Avenue funds alleged, among other things, that we aided and abetted the alleged breach of fiduciary duties by the Avigen directors. Avigen and

Pennsylvania Avenue Funds have signed a stipulation of settlement agreement and moved the court for preliminary approval. A case management conference was scheduled for March 8, 2010. We and our directors intend to take all appropriate actions to defend the suit. The Court heard oral argument on the Motion for Preliminary Approval of Settlement and held a case management conference on March 8, 2010, during which it raised a few issues regarding the settlement provisions. On April 6, 2010, the Superior Court for the State of California for the County of Alameda approved the preliminary settlement and set a final settlement hearing for June 24, 2010. Under the terms of the Stipulation of Settlement, Avigen, a wholly-owned subsidiary of ours, has agreed not to oppose a fee motion by counsel to The Pennsylvania Avenue Funds for fees and expenses in the amount not to exceed $140,000 and a petition by The Pennsylvania Avenue Funds for an incentive award of up to $2,500. Under the Order Preliminarily Approving Settlement and Providing for Notice preliminarily certifies a class and states that such class is all persons or entities who held common stock of Avigen, either of record or beneficially, between August 20, 2009, through and including December 18, 2009. Members of the class may request exclusion from the class by June 7, 2010. We believe that the payment of the aforementioned amounts would qualify for reimbursement under the terms of the Avigen transaction and as such we have reclassified $142,500 out of the escrow holdback liability and recorded it as an accrued liability on our consolidated balance sheet at March 31, 2010 as it is reasonably possible we will have to pay the maximum amounts we have agreed to not oppose.

9. Stockholders’ Equity

Stock Options

We currently grant stock options to our employees, officers, directors and consultants under the 2004 Plan, the successor to the 2000 Plan. No additional stock options have been or will be issued under the 2000 Plan subsequent to our initial public offering. However, the stock options previously granted under the 2000 Plan will remain outstanding until the earlier of expiration or exercise.

A summary of the changes in stock options outstanding under the 2000 Plan and 2004 Plan during the three months ended March 31, 2010 is as follows:

	Stock Options	Weighted Average Exercise Price
Balance at December 31, 2009	2,055,576	$8.63
Granted	400,000	$7.34
Exercised	—	$—
Cancelled	—	$—

Balance at March 31, 2010	2,455,576	$8.42

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2010 was $0. The aggregate intrinsic value of stock options outstanding at March 31, 2010 and exercisable at March 31, 2010 was approximately $3.1 million and approximately $1.1 million, respectively. Of the total stock options outstanding as of March 31, 2010, options to purchase 1,442,911 shares of common stock are exercisable, with a weighted average exercise price of $10.11 per share and a weighted average contractual life of 6.8 years.

Employee Stock Purchase Plan (“ESPP”)

The following assumptions were used to value the March 31, 2010 employee stock purchases: a risk-free interest rate of 2.37%, expected volatility of 73%, expected term of 6 months and a dividend rate of 0%. At March 31, 2010, 4,486 shares of common stock were issued under the ESPP and 261,199 shares of common stock were available for future issuance.

Convertible Notes

Holders of the convertible notes may submit conversion notices, which are irrevocable, instructing the trustee to convert such convertible notes into shares of our common stock at an initial conversion price of $6.80 per share. Following each conversion date, which date generally is the final business day of each calendar month, we will issue the number of whole shares of common stock issuable upon conversion as promptly as practicable (and in any event within 10 business days). The trustee will in turn release to us the respective amount of restricted cash to cover the stock issuance. We will then invest the unrestricted cash into either a money market fund or a money market account. Any fractional shares (after aggregating all convertible notes being converted by a holder on such date) will be rounded down and we will deliver cash for the current market value of the fractional share. For the three months ended March 31, 2010, $1.7 million of convertible notes were converted into our common stock.

10. Subsequent Events

On May 10, 2010, we entered into a loan and security agreement (“loan agreement”) with Oxford Finance Corporation (“Oxford”) providing for a term loan of $15.0 million. This loan is secured by substantially all of our assets other than intellectual property. Pursuant to the loan agreement, we issued to Oxford a warrant to acquire 198,020 shares of our common stock, par value $0.001 per share, at an exercise price of $6.06 per share. The net proceeds of $14.9 million were received on May 11, 2010 and will be used to satisfy working capital needs, including the continued development of MN-221.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 24, 2010. Past operating results are not necessarily indicative of results that may occur in future periods.

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

We are a development stage company. We have incurred significant net losses since our inception. At March 31, 2010, from inception, our accumulated deficit was approximately $252.5 million, including $46.8 million of non-cash stock-based compensation charges related to employee stock-based compensation and founders’ warrants. We expect to incur substantial net losses for at least the next several years as we continue to develop certain of our existing product development programs, primarily MN-221 for the treatment of acute exacerbations of asthma and Chronic Obstructive Pulmonary Disease, or COPD, exacerbations, and over the long-term if we are successful in expanding our research and development programs and acquiring or in-licensing products, technologies or businesses that are complementary to our own.

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

In December 2009 we acquired Avigen Inc., or Avigen, a biopharmaceutical company that focused on identifying and developing differentiated products to treat patients with serious disorders, whose potential product candidate was AV411, a glial attenuator, for CNS disorders, such as neuropathic pain, opioid withdrawal and methamphetamine addiction. Avigen’s AV411 and our MN-166 are both ibudalist, an orally available, small molecule therapeutic. With the acquisition of AV411, we are in the process of integrating the two ibudalist-based product development programs and we are pursuing discussions with potential partners to secure a strategic collaboration to advance clinical development of the combined development programs.

At present, we are focusing our resources on the following prioritized product development programs:

•

MN-221 for the treatment of acute exacerbations of asthma and COPD exacerbations, for which we initiated a Phase II clinical trial in the first quarter of 2009 to evaluate the safety and efficacy of MN-221 in patients with severe, acute exacerbations of asthma treated in the emergency room, which is on-going, and initiated a Phase 1b clinical trial in the fourth quarter of 2009 to evaluate the safety of MN-221 at planned escalating doses in patients with stable, moderate to severe COPD, in which we announced preliminary positive results in the first quarter of 2010.

•

MN-166/AV411 for which we are in the process of integrating the two programs into a combined ibudalist-based product development program to pursue discussions with potential partners to secure a strategic collaboration. For MN-166 for the treatment of MS, we completed a Phase II clinical trial in Eastern Europe in the second quarter of 2008 and we are nearing the completion of a monkey toxicity preclinical study in 2010. For AV411 for other CNS disorders, we have an on-going Phase 1b/2a opioid withdrawal clinical trial being funded by the National Institute on Drug Abuse, or NIDA, which is expected to be completed by third quarter of 2010 and we have on-going collaborative studies with NIDA for methamphetamine addiction.

Upon completion of proof-of-concept Phase II clinical trials, we intend to make a determination as to whether we will continue to pursue development independently potentially in select markets, as we presently intend with MN-221, or establish a strategic collaboration to support further clinical development, as we presently intend with MN-166/AV411. In addition, we continue to limit development activities for the balance of our existing product candidates. For each of these remaining product candidates, we plan to conduct development activities only to the extent deemed necessary to maintain our license rights or maximize its value while pursuing a variety of initiatives to monetize such product candidate on appropriate terms. See “Research and Development” below.

Our eight non-prioritized product development programs consist of the following:

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

On December 18, 2009, Absolute Merger, Inc., a wholly-owned subsidiary of ours, merged with and into Avigen, with Avigen continuing as the surviving entity and wholly-owned subsidiary of ours. Under the terms of the merger, we issued $29.4 million in secured convertible notes that mature on June 18, 2011, the 18-month anniversary of the closing of the merger. Holders of these convertible notes may convert their notes into our common stock at an initial conversion price of $6.80 per share. At the maturity of the convertible notes, the remaining holders would be paid out the same per share amount as the Avigen shareholders that elected to receive cash at the merger closing, plus accrued interest. The former Avigen shareholders also are entitled to receive approximately $0.04 per share expected to be paid in two increments on June 30, 2010 and after November 30, 2010, subject to certain adjustments, and rights under contingent payment rights issued as part of the merger consideration.

As a result of the Avigen transaction, our consolidated financial statements include Avigen’s operations after the completion of the acquisition. We accounted for the Avigen merger using the acquisition method of accounting. The acquisition method of accounting for acquired businesses requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and that the fair value of acquired in-process research and development (IPR&D) be recorded on the balance sheet. Also, transaction costs are expensed as incurred. As a result of the Avigen transaction we recorded $4.8 million of IPR&D related to Avigen’s AV411 asset and we recorded $9.1 million of goodwill related to the excess purchase price over the assigned values of the net assets acquired. The goodwill was primarily a result of the conversion feature related to the convertible notes issued pursuant to the merger agreement. Our annual test date for IPR&D and goodwill impairment is December 31. We operate as one reporting segment and during the three months ended March 31, 2010 through the date of this report, there were no triggering events, market conditions (such as a drop in our stock price by more than 50%) or other factors (such as adverse clinical trial results) that would indicate possible or actual impairment of IPR&D or goodwill.

Subsequent Events

On May 10, 2010, we entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance Corporation, or Oxford, providing for a term loan of $15.0 million. This loan is secured by substantially all of our assets other than intellectual property. Pursuant to the Loan Agreement, we issued to Oxford a warrant to acquire 198,020 shares of our common stock, par value $0.001 per share, at an exercise price of $6.06 per share. The net proceeds of $14.9 million were received on May 11, 2010 and will be used to satisfy working capital needs, including the continued development of MN-221.

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

The following table summarizes our research and development expenses for the periods indicated for each of our product candidates. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Unallocated” category (in thousands):

Product Candidate	Disease/Indication	Three months ended March 31,
		2010	2009
MN-221	Acute exacerbations of asthma/COPD	$2,334	$1,836
MN-166/AV411	Multiple sclerosis/other CNS disorders	261	572
MN-001	Bronchial asthma	13	22
MN-001	Interstitial cystitis	7	3
MN-029	Solid tumors	22	42
MN-305	Generalized Anxiety Disorder/insomnia	3	—
MN-221	Preterm labor	2	—
MN-246	Urinary incontinence	1	3
MN-447	Thrombotic disorders	—	—
MN-462	Thrombotic disorders	—	—
Unallocated		306	623

Total research and development		$2,949	$3,101

As of the end of the second quarter of 2007, we determined to focus our resources on the development of our two prioritized product candidates, MN-221 for the treatment of acute exacerbations of asthma and MN-166 for the treatment of MS. However, following completion of the Phase II clinical trial of MN-166 ibudalist for the treatment of MS in the second quarter of 2008 and the December 2009 acquisition of AV411 ibudalist for the treatment of other CNS disorders, we are in the process of combining the two ibudalist-based development programs and we are pursuing discussions with potential partners to secure a strategic collaboration. As such, we do not plan to undertake any further significant clinical development of MN-166/AV411 until such time that we secure a strategic collaboration to advance the combined ibudalist-based development program. In addition, as of the third quarter of 2009, we determined to expand the product development program for MN-221 to evaluate MN-221 for the treatment of COPD exacerbations. We anticipate that our research and development expenses will increase with respect to MN-221 in future periods as we continue development and launch clinical trials in support of potential commercialization of this product candidate for the treatment of acute exacerbations of asthma and COPD exacerbations and decrease with respect to MN-166/AV411 in future periods as we will limit expenditures on this product candidate to those development activities deemed necessary, if any, to maximize its value for purposes of securing a partner for clinical development. However, at this time, due to the risks inherent in the clinical development process and given the early stage of our MN-221 product development programs, we are unable to estimate with any certainty the costs that we will incur in the continued development of such product candidate for potential commercialization.

We will continue to limit our expenditures on the remainder of our existing product candidates to only those activities deemed necessary to maintain our license rights or maximize the value of such product candidates, if any, while pursuing a variety of initiatives to monetize such product candidates on appropriate terms. As a result, we expect that research and development expenses will decrease or otherwise remain low for the remainder of our existing product candidates in future periods.

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

Investment Securities and ARS Put

Our investment securities consist of Auction Rate Securities, or ARS, all of which had AAA ratings at the time of original purchase. ARS are generally long-term debt instruments that historically have provided liquidity through a “Dutch” auction process that resets the applicable interest rate at predetermined calendar intervals, typically seven, 28, 35 or 49 days. All of our ARS principally represent interests in government-guaranteed student loans, insurance notes and portfolios of securities (primarily commercial paper). When our ARS were originally purchased, there was an active market for purchasing and selling ARS; therefore, we considered these investment securities to be available-for-sale.

Due to continued negative conditions in the global credit markets, our ARS have continued to fail at auction with few to no trades in either the primary or the secondary markets. As such, with the adoption of Accounting Standards Codification, or ASC, 820, authoritative guidance for fair value measurements and disclosures (formerly Statement of Financial Accounting Standards, or SFAS, No. 157), we determine the fair value of our ARS portfolio primarily on Level 3 criteria, which results in our reliance on a discounted cash flow valuation model with assumptions related to interest rates, maturities and liquidity determined by us based on the credit quality of the security, the credit quality of the associated insurer, if applicable, the respective prospectus and the credit market outlook. Given the lack of a primary and secondary market for our ARS investment securities, we designated all of our ARS investment securities as trading securities at December 31, 2008. As a result, any additional increase or decrease in the fair value of our ARS investment securities is recorded as either a gain or an impairment charge, respectively, in our consolidated statement of operations. For the three months ended March 31, 2010, we recorded a net loss on our investment securities of $7,000 to decrease the overall carrying value of our investment securities. We have classified our investment securities covered by the ARS Rights Offer (as described below) as current assets given that they can be converted into cash within twelve months from March 31, 2010. Our remaining investment securities are considered long-term assets, as they cannot be readily converted to cash within 12 months from March 31, 2010.

In August 2008, UBS, the brokerage firm through which we purchased the majority of our ARS, entered into a settlement with the SEC, the New York Attorney General and other state agencies. Under the settlement, UBS issued to us Auction Rate Security Rights, which would allow us to sell to UBS our ARS held in accounts with UBS, or the ARS Rights Offer. Pursuant to the ARS Rights Offer, we received the right to sell to UBS the

ARS held in accounts with UBS at par value at any time during the period beginning June 30, 2010 and ending July 2, 2012, or the ARS Put. As part of the settlement, UBS also offered to us a no net cost loan program, or ARS Loan, whereby we would be able to borrow up to 75 percent of the market value, as determined by UBS at its sole discretion, of our ARS that have been pledged as collateral at an interest cost that would not exceed the interest being paid on the underlying ARS investments. Under the terms of the ARS Loan, UBS may demand full or partial payment of the ARS Loan, at its sole option and without cause, at any time. If at any time UBS exercises its right to terminate the credit line agreement governing the ARS Loan, then UBS is required to provide, as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the credit line agreement and the agreement will remain in full force and effect until such time as such alternative financing has been established. In January 2009, we were approved for the ARS Loan in the amount of $15.9 million and drew down the entire preapproved amount. In addition, in February 2009, we borrowed an additional $2.2 million under the ARS Loan, bringing the total amount outstanding under the ARS Loan to $18.1 million, following UBS’ decision to increase our availability under the ARS Loan. All cash received under the ARS Loan was invested in money market accounts. At March 31, 2010, the outstanding balance of the ARS Loan was $14.4 million. For the three months ended March 31, 2010, $3.1 million of our current investment securities were redeemed at par value, with the proceeds used to pay down the outstanding loan balance.

Although we have the right to sell to UBS the ARS subject to the ARS Put at par beginning June 30, 2010, we determined the fair market value of the ARS without consideration of the ARS Put because they are deemed separate contractual agreements under ASC 820.

We elected to measure the ARS Put under the fair value option of ASC 825, authoritative guidance on financial instruments (formerly SFAS No. 159), to mitigate the volatility in reported earnings due to the linkage of certain of our ARS and the ARS Put. Under ASC 825, any subsequent increase or decrease in the fair value of the ARS Put would be recorded as either a gain or an impairment charge, respectively, in our consolidated statement of operations. The fair value of the ARS Put was also determined by a discounted cash flow valuation model with assumptions being made related to interest rate, maturity and liquidity. For the three months ended March 31, 2010, based on our discounted cash flow valuation, we recorded in our consolidated statement of operations a gain of $229,000 in our consolidated statement of operations due to an increase the carrying value of the ARS Put to $2.8 million, which offset the net loss we recorded of $241,000 based on the fair market value decline of the UBS ARS which are linked with the ARS Put.

In addition for the three months ended March 31, 2010, based on our internal discounted cash flow valuation, we recorded in our consolidated statement of operations a net gain of $5,000 on our long-term investment securities.

Foreign Exchange Loss/(Gain)

To date, we have conducted most of our clinical trials in the United States. However, the Phase II clinical trial for MN-166 for the treatment of MS that completed in 2008 was conducted in Eastern Europe and the on-going Phase II clinical trial in MN-221 for the treatment of acute exacerbations of asthma, has a few clinical sites located in Australia and New Zealand in which certain of the invoices are denominated the Australian dollar and New Zealand dollar, respectively. In addition, we have certain investor relation invoices denominated in Japanese Yen and we have certain manufacturing invoices denominated in British Pound. At this time, we have not established a hedging program to mitigate our foreign exchange exposure. Foreign exchange gain/loss is based on the difference between the exchange rate at the settlement date and the exchange rate at the balance sheet date for the respective foreign currency invoice.

Other Income, net

Other income, net, consists primarily of interest earned on our cash, cash equivalents and investment securities, offset by the interest charged on the ARS Loan and interest expense related to accretion of the convertible notes.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities. We review our estimates on an ongoing basis, including those related to our significant accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are the same as those noted in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 24, 2010.

New Accounting Standards Not Yet Adopted

In October 2009, the FASB ratified Accounting Standards Update, or ASU, 2009-13, which eliminates the residual method of allocation and the requirement to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use its best estimate of the selling price for that deliverable when applying the relative selling price method. ASU 2009-13 shall be effective in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Companies may elect to adopt this guidance prospectively for all revenue arrangements entered into or materially modified after the date of adoption, or retrospectively for all periods presented. We have not yet adopted this accounting standard; however, we do not believe the adoption of this accounting standard will have a material effect on our consolidated results of operations or financial condition.

In January 2010, the FASB issued ASU 2010-06, which requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new fair value measurement disclosures and for periods beginning after December 15, 2010 for most of the new Level 3 disclosures. We have not early adopted the new Level 3 disclosures; however, adoption of this accounting standard will not have an effect on our consolidated results of operations or financial condition.

In April 2010, the FASB issued ASU No. 2010-12, which indicates that the Securities and Exchange Commission (“SEC”) staff would not object to incorporating the effects of the Health Care and Education Reconciliation Act of 2010 (which was enacted on March 30, 2010) when accounting for the Patient Protection and Affordable Care Act (which was enacted on March 23, 2010). This view is based partly on the SEC’s understanding that the two aforementioned acts, when taken together, represent the current health care reforms as passed by Congress and signed by the President. As of March 31, 2010, we have performed an initial review of the two acts, and we do not believe that either will have a material impact on our consolidated results of operations or financial condition. Our belief is based on the fact that: we are a development stage biopharmaceutical whose lead drug candidates are only in Phase II of development and we have no other revenue generating products; therefore the pharmaceutical industry fee should not be applicable to us, nor would we be impacted by the drug subsidy changes; we have less than 25 employees so the fee for health plans will have minimal impact to our operating expenses, we do not have “high-cost” coverage health plans, nor do we offer retiree medical benefits; thus, the fees and the changes related to these would not impact our operating expenses, and, with regard to the limit on tax-deductible employee compensation this should not impact our tax position as we are currently a net loss company and will continue to be a net loss company in the foreseeable future. The health care reforms also provide for a “new investment tax credit for qualified therapeutic discovery”, which we plan to apply for. Because we cannot be assured that our product candidate will be selected to receive a cash grant in lieu of a research and development tax credit, we are uncertain if our application will have a material impact on our consolidated results of operations or financial condition.

In April 2010, the FASB issued ASU No. 2010-17, which codifies the consensus reached in EITF No. 08-9, which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive. The amendments in this ASU are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We have not early adopted this accounting standard; however, we do not believe adoption of this standard will have a material effect on our consolidated results of operations or financial condition.

Results of Operations

Comparison of the Three Months Ended March 31, 2010 and 2009

Revenues

There were no revenues for the three months ended March 31, 2010 or March 31, 2009.

Research and Development

Research and development expenses for the three months ended March 31, 2010 were $2.9 million, a decrease of $0.2 million when compared to $3.1 million for the three months ended March 31, 2009. This decrease in research and development expenses was due to a decrease of $0.7 million in spending on our clinical programs, except for our prioritized asset MN-221 for the treatment of acute exacerbations of asthma and COPD for which spending increased by $0.5 million due to the continued progression of the MN-221-CL-007 and MN-221-CL-010 clinical trials.

General and Administrative

General and administrative expenses were $2.3 million for the three months ended March 31, 2010, an increase of $0.1 million when compared to $2.2 million for the three months ended March 31, 2009. This increase in general and administrative expenses was due primarily to an increase in fees paid to third-party consultants.

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

Impairment Charge/Gain, net, on Investment Securities

Net impairment charge on investment securities for the three months ended March 31, 2010 was $7,000, as compared to a net gain on investment securities of $27,000 for the three months ended March 31, 2009. The net impairment charge was primarily a result of the $241,000 decrease in the fair market value of our current investment securities, offset by sum of the $229,000 gain on the fair market value of the ARS Put and the $5,000 gain on fair market value long-term investment securities as determined by our discounted cash flow model.

Foreign Exchange Loss/Gain

Foreign exchange loss for the three months ended March 31, 2010 was $4,000, as compared to a foreign exchange gain of $27,000 for the three months ended March 31, 2009. The foreign exchange loss was primarily a result of marking to market Japanese yen based invoices, whereas in the first quarter of 2009, marking to market the outstanding euro based invoice primarily resulted in the foreign exchange gain.

Other Income, net

Other income, net, consisted primarily of income earned on our cash and investment balances and totaled $86,000 for the three months ended March 31, 2010, as compared to $218,000 for the three months ended March 31, 2009. The decrease in other income, net of $132,000 was primarily due to a decrease in interest earned on most of our cash and investment balances due to lower interest rates, interest charged on our ARS loan of $44,000 and interest expense on our convertible notes of $31,000 due to accretion.

Liquidity and Capital Resources

Since our inception, we have primarily financed our operations through the private placement of our equity securities, the public sale of our common stock, the conversion of convertible notes to our common stock and the exercise of founders’ warrants, net of treasury stock repurchases. Through March 31, 2010, we received estimated net proceeds of $201.5 million from the sale of equity securities, the exercise of warrants and stock options and employee stock purchases and proceeds of $1.7 million from the conversion of convertible notes into our common stock.

At March 31, 2010, we had $24.9 million in cash, cash equivalents, investment securities—current and an ARS put, net of ARS loan, as compared to $28.4 million as of December 31, 2009, which decrease of $3.5 million was primarily a result of our operating loss of $5.2 million, offset by the proceeds received from the conversion of convertible notes to our common stock. At March 31, 2010, $20.9 million of our ARS consisted primarily of government-guaranteed student loan securities and $1.8 million of our ARS consisted of private placement securities. None of the underlying collateral for our ARS consisted of subprime mortgages or collateralized debt obligations. Based on our discounted cash flow model, our current investment securities consisting of ARS, which were designated as trading securities, decreased in fair value and resulted in the recording of an impairment charge of $241,000, for the three months ended March 31, 2010, in our consolidated statement of operations to decrease their carrying value. In addition, we also recorded a gain of $229,000, for the three months ended March 31, 2010, on the linked ARS Put to increase its carrying value and reduce the overall net loss on the ARS subject to the UBS settlement.

Based on our discounted cash flow model, our long-term investment securities, which were designated as trading securities, increased in fair value and resulted in the recording of a gain of approximately $5,000, for the three months ended March 31, 2010, in our consolidated statement of operations to increase their carrying value.

In August 2008, UBS, the brokerage firm through which we purchased the majority of our ARS investments, entered into a settlement with the SEC, the New York Attorney General and other state agencies. Under the settlement, UBS issued to us the ARS Rights Offer. Pursuant to the ARS Rights Offer, we received the ARS Put. As part of the settlement, UBS also offered to us the ARS Loan, whereby we would be able to borrow up to 75 percent of the market value, as determined by UBS at its sole discretion, of our ARS that have been pledged as collateral at an interest cost that would not exceed the interest being paid on the underlying ARS investments. Under the ARS Loan program, UBS may demand full or partial payment of the ARS Loan, at its sole option and without cause, at any time. In January 2009, we were approved for the ARS Loan in the amount of $15.9 million and drew down the entire preapproved amount. In addition, in February 2009, we borrowed an additional $2.2 million under the ARS Loan, bringing the total amount outstanding under the ARS Loan to $18.1 million, following UBS’ decision to increase our availability under the ARS Loan. All cash received under the

ARS Loan was invested in money market accounts. Our ARS Loan balance was $14.4 million at March 31, 2010. For the three months ended March 31, 2010, $3.1 million of our current investment securities were redeemed at par value, with the proceeds used to pay down the outstanding loan balance.

The fair value of our ARS and the ARS Put are based in part on management’s estimates and assumptions. In the event of actual market exchanges, if any, these assumptions may prove materially different from those assumed in our valuation models and amounts may be materially different than our estimates. For example, a reduction of the expected term to redemption by two years for our ARS portfolio yielded in our models an increase in valuation of our ARS of $1.2 million and an increase in expected term to redemption by two years for our ARS portfolio yielded in our models a decrease in valuation of our ARS of $1.2 million. Other factors that may impact the valuation of our ARS and the ARS Put include changes to the credit quality of the underlying assets, discount rates, counterparty risk and the condition of the overall credit market.

We will continue to closely monitor our ARS investments, as the liquidity of such securities could impact our ability to fund our operations if we are unable to liquidate such securities, otherwise obtain capital to fund our operations or UBS calls our ARS Loan and fails to provide alternative financing on comparable terms on a timely basis. In the event that the credit crisis continues or worsens and the ARS market remains illiquid, we may not be able to recover the full value of our ARS investments should we determine it is necessary to liquidate any such securities. Further, in such event we may not be able to borrow the maximum available amount under the ARS loan or, if we have borrowed the maximum available amount, maintain such loan outstanding.

Net cash used in operating activities increased to $5.6 million for the three months ended March 31, 2010 from $4.6 million for the three months ended March 31, 2009. The increase was primarily a result of the payment of accrued compensation expenses. Net cash provided by investing activities increased to $3.4 million for the three months ended March 31, 2010, as compared to no cash provided by or used in investing activities for the three months ended March 31, 2009. The increase was primarily due to the par redemption of one of our current investment securities and the sale of one of our long-term investment securities at less than par. Net cash used in financing activities was $1.4 million for the three months ended March 31, 2010, compared to net cash provided by financing activities of $18.1 million for the three months ended March 31, 2009. The decrease was primarily due to the partial repayment of the ARS Loan which was put into service in the first quarter of 2009 offset, by proceeds received from the conversation of convertible notes.

We have consumed substantial amounts of capital since our inception. We do not have any material commitments for capital expenditures and our current cash, cash equivalents and the ARS Loan are our principal sources of liquidity as we cannot be assured of future conversion of the convertible notes into our common stock. We believe that our existing cash, cash equivalents and current investment securities, net of the ARS Loan, as of March 31, 2010, will be sufficient to fund our anticipated operating requirements, at a minimum, through March 31, 2011, including all of our planned research and development activities. We anticipate that we may require additional funding in the future to fund our operations and intended research and development activities.

Our future uses and capital requirements will depend on many factors, including but not limited to the following:

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

Our primary exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Our risk associated with fluctuating interest rates is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments due to their relatively short term nature. Declines in interest rates over time, however, will reduce our interest income, while increases in interest rates over time will increase our interest income.

Our investment securities are trading securities and consist solely of ARS, which are debt instruments with long-term maturities in which the interest rates reset in short intervals through “Dutch” auctions by matching buyers and sellers. All of our ARS had AAA ratings at the time of purchase and principally represent interests in government-guaranteed student loans, insurance notes and portfolios of securities (primarily commercial paper). None of the underlying collateral for our ARS consisted of subprime mortgages or collateralized debt obligations. At March 31, 2010, $20.9 million of our ARS consisted primarily of government-guaranteed student loan securities and $1.8 million of our ARS consisted of private placement securities.

The continued negative conditions in the global credit markets have prevented most investors, including ourselves, from liquidating certain holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for the securities. If there is insufficient demand for the securities at the time of the “Dutch” auction, the auction may not be completed and the interest rates may be reset to the maximum interest rate applicable to the specific securities being auctioned as per the official statement issued at the initial bond sale. When auctions for these securities fail, as they continue to in 2010, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or repurchased, sold through a secondary market or mature. For the three months ended March 31, 2010, we liquidated $3.4 million of ARS, of which $3.1 million was utilized to pay down our ARS Loan and $0.3 million was invested in cash equivalents.

In the fourth quarter of 2008, we received and accepted the ARS Rights Offer from UBS. Pursuant to the ARS Rights Offer, we received the ARS Put. In January 2009, we were approved by UBS for the ARS Loan in the amount of $15.9 million and drew down the entire preapproved amount. In addition, in February 2009, we borrowed an additional $2.2 million under the ARS Loan, bringing the total amount outstanding under the ARS Loan to $18.1 million, following UBS’ decision to increase our availability under the ARS Loan. Under the ARS Loan program, UBS may demand full or partial payment of the ARS Loan, at its sole option and without cause, at any time. All cash received under the UBS Loan was invested in money market accounts. At March 31, 2010, our outstanding ARS Loan balance was $14.4 million. Because the interest that we pay on the ARS Loan will not exceed the interest that we receive on the ARS pledged as security for the ARS Loan and which are held in the collateral account, we do not believe that this arrangement subjects us to additional interest rate risk.

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

On August 24, 2009, The Pennsylvania Avenue Funds, an Avigen stockholder, filed a complaint in Alameda County Superior Court alleging that Avigen’s directors breached their fiduciary duties in connection with the proposed transaction with us. On October 15, 2009, The Pennsylvania Avenue Funds filed an amended complaint adding us as a defendant. In the amended complaint, The Pennsylvania Avenue funds alleged, among other things, that we aided and abetted the alleged breach of fiduciary duties by the Avigen directors. Avigen and Pennsylvania Avenue Funds have signed a stipulation of settlement agreement and moved the court for preliminary approval. A case management conference was scheduled for March 8, 2010. We and our directors intend to take all appropriate actions to defend the suit. The Court heard oral argument on the Motion for Preliminary Approval of Settlement and held a case management conference on March 8, 2010, during which it raised a few issues regarding the settlement provisions. On April 6, 2010, the Superior Court for the State of California for the County of Alameda approved the preliminary settlement and set a final settlement hearing for June 24, 2010. Under the terms of the Stipulation of Settlement, Avigen., a wholly-owned subsidiary of ours, has agreed not to oppose a fee motion by counsel to The Pennsylvania Avenue Funds for fees and expenses in the amount not to exceed $140,000 and a petition by The Pennsylvania Avenue Funds for an incentive award of up to $2,500. Under the Order Preliminarily Approving Settlement and Providing for Notice preliminarily certifies a class and states that such class is all persons or entities who held common stock of Avigen, either of record or beneficially, between August 20, 2009, through and including December 18, 2009. Members of the class may request exclusion from the class by June 7, 2010.

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

We are a development stage biopharmaceutical company with a limited operating history. We have incurred significant net losses since our inception. For the three months ended March 31, 2010, we had a net loss of $5.2 million and our accumulated deficit was approximately $252.5 million. If we are successful in raising additional capital to support the expansion of our business, our annual net losses may increase over the next several years as we expand our infrastructure and incur significant costs related to the development of our product candidates.

We expect our research and development expenses to increase in connection with ongoing and planned clinical trials for our prioritized product candidates, primarily related to MN-221 for the treatment of acute exacerbations of asthma and COPD exacerbations, and any other development activities that it may initiate. In addition, our general and administrative expenses may increase in future periods as a result of several factors, including our research and development activities, our business development activities and any expansions in our infrastructure related to such activities. Consequently, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing drug products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Our product candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is costly, time-consuming, uncertain and subject to unanticipated delays. To receive regulatory approval for the commercial sale of any of our product candidates, we must conduct, at our own expense, adequate and well-controlled clinical trials in human patients to demonstrate the efficacy and safety of the product candidate. Clinical testing is expensive, takes many years and has an uncertain outcome. To date, we have obtained regulatory authorization to conduct clinical trials for eight of our product development programs. Investigational New Drug Applications, or INDs, were approved by the FDA and are active for seven of our product candidates. We also have obtained Clinical Trial Authorizations, or CTAs, for the ongoing Phase II clinical trial for MN-221 in Canada, Australia and New Zealand. Furthermore, through the acquisition of Avigen, we have assumed responsibility for AV411 clinical trials including one active IND for neuropathic pain and cross-reference and drug product support of the National Institute on Drug Abuse-funded opioid withdrawal investigator-initiated IND with Columbia University drug addiction clinical researchers.

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

If we experience delays in the commencement or completion of our clinical trials, we could incur significantly higher product development costs and our ability to obtain regulatory approvals for our product candidates could be delayed or limited. The commencement and completion of clinical trials requires us to identify and maintain a sufficient number of study sites and enroll a sufficient number of patients at such sites. We do not know whether enrollment in our ongoing and planned clinical trials for our product candidates will be completed on time, or whether our additional planned and ongoing clinical trials for our product candidates will be completed on schedule, if at all. For example, in 2009 we experienced delays in the enrollment of patients for its ongoing Phase II clinical trial evaluating the safety and efficacy of MN-221 in patients with severe, acute exacerbations of asthma due to changes in the dosing regimen. These delays extended the anticipated date for completion of enrollment by approximately two months.

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

In many of our target disease areas, potential competitors are working to develop new compounds with different mechanisms of action and attractive efficacy and safety profiles. Many of our competitors have substantially greater financial, research and development resources, including personnel and technology, clinical trial experience, manufacturing, sales and marketing capabilities and production facilities than we do. Smaller companies also may prove to be significant competitors, particularly through proprietary research discoveries and collaboration arrangements with large pharmaceutical and established biotechnology companies.

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

A key aspect of our strategy is to seek collaborations with partners, such as large pharmaceutical companies, that are willing to conduct later-stage clinical trials and further develop and commercialize selected product candidates. Following completion of the Phase II clinical trial for MN-166 for the treatment of MS in the second quarter of 2008 and the acquisition of AV411 in December 2009, we do not plan to undertake any further significant clinical development activities for any of our product candidates other than MN-221 for the treatment of acute exacerbations of asthma and COPD exacerbations, other than those activities deemed necessary to maximize each product candidate’s value, until such time that we are successful in entering into a partnership or collaboration to further development of such product candidates. To date, we have not entered into any such collaborative arrangements, and we may not be able to enter into any collaborations or otherwise monetize these product candidates on acceptable terms, if at all.

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

All of our investment securities, which consist of ARS are designated as trading securities. These ARS represent 100 percent of our overall investment portfolio. At March 31, 2010, approximately $20.9 million of our ARS and the ARS Put were classified as current assets because they can be readily converted to cash within 12 months. At March 31, 2010, all of long-term investment securities which totaled $1.8 million consisted of private placement investment securities. None of the underlying collateral for our ARS consisted of subprime mortgages or collateralized debt obligations.

Due to continued negative conditions in the global credit markets, our ARS have continued to fail at auction with few to no trades in either the primary or the secondary markets. As a result, we have only been unable to liquidate at a loss a portion of ARS that was not subject to the ARS Rights Offer. As such we could be required to hold these securities until such time that they are redeemed by the issuer, successfully sold at auction, sold through a secondary market or ultimately mature. In addition, with the adoption of ASC 820 authoritative guidance for fair value, measurements and disclosures (formerly SFAS 157), we determined the fair value of our ARS portfolio primarily on Level 3 criteria, which resulted in our reliance on a discounted cash flow valuation model with assumptions related to interest rates, maturities and liquidity, determined by us based on the credit quality of the security, the credit quality of the associated insurer, if applicable, the respective prospectus and the credit market outlook. With all of our investment securities designated as trading securities, any additional increase or decrease in the fair value of our investment securities is recorded as either a gain or an impairment charge, respectively, in our consolidated statement of operations. For the three months ended March 31, 2010, we recorded a net impairment charge on our total investment securities portfolio of approximately $236,000 to increase the carrying value of our total investment securities portfolio. In addition, for the three months ended March 31, 2010, we recorded a gain of approximately $229,000 on the ARS Put to increase its carrying value based on our discounted cash flow model with liquidity discount.

In August 2008, UBS AG and its affiliates, or UBS, the brokerage firm through which we purchased the majority of its ARS investments, entered into a settlement with the SEC, the New York Attorney General and other state agencies. Under the settlement, UBS issued to us the ARS Rights Offer. Pursuant to the ARS Rights Offer, we received the ARS Put. As part of the settlement, UBS also offered to us the ARS Loan, whereby we would be able to borrow up to 75 percent of the market value, as determined by UBS at its sole discretion, of our ARS that have been pledged as collateral at an interest cost that would not exceed the interest being paid on the underlying ARS investments. In January 2009, we were approved for the ARS Loan in the amount of $15.9 million and drew down the entire preapproved amount. In addition, in February 2009, we borrowed an additional $2.2 million under the ARS Loan, bringing the total amount outstanding under the ARS Loan to $18.1 million, following UBS’ decision to increase our availability under the ARS Loan. All cash received under the ARS Loan was invested in money market accounts. At March 31, 2010, our ARS Loan balance was $14.4 million.

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

We have consumed substantial amounts of capital since our inception. From our inception to March 31, 2010, we had an accumulated deficit of $252.5 million. Our cash, cash equivalents, investment securities- current and ARS put, net of the ARS Loan, totaled approximately $24.9 million at March 31, 2010. We intend to manage our product development programs such that our existing cash, cash equivalents and investment securities as of March 31, 2010 will be sufficient to meet our operating requirements through at least March 31, 2011. We have based this estimate on assumptions that may prove to be wrong, and we could spend our available financial resources faster than we currently anticipate. Our future capital requirements will depend on many factors including:

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

The terms under which we raise additional capital or debt financing may harm our business and may significantly dilute stockholders’ ownership interests.

If we raise additional funds through collaborations or licensing arrangements with third parties, we may need to relinquish some rights to our product candidates, including commercialization rights, which may hinder our ability to generate revenues and achieve or sustain profitability. If we raise additional funds by issuing equity securities, including as part of a debt financing, stockholders may experience substantial dilution. Debt financing, if available, may involve significant cash payment obligations and restrictive covenants and other financial terms that may impede our ability to operate our business. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

Our loan and security agreement with Oxford Finance Corporation requires interest payments and, beginning in March 2011, principal repayments, and the agreement contains various covenants that may restrict our business and financing activities.

On May 10, 2010, we entered into the Loan Agreement with Oxford Finance Corporation governing the terms of our $15.0 million senior secured credit facility. We are required to pay interest on borrowings on a monthly basis through and including February 1, 2011. Beginning March 1, 2011 through maturity of the loan on August 1, 2013, we will be required to make payments of outstanding principal and interest in 30 equal monthly installments.

In addition, the Loan Agreement contains covenants that restrict our ability to:

•	incur additional indebtedness;

•	create liens;

•	enter into certain merger and licensing transactions;

•	dispose of certain of our assets;

•	enter into certain fundamental corporate changes;

•	make certain types of investments; and

•	make certain payments and distributions.

The Loan Agreement also requires that on or before March 31, 2011 we must have either (i) entered into a collaboration, joint venture or partnership with a non-affiliate providing for up-front cash proceeds to us (with such proceeds received on or before March 31, 2011) of not less than $15.0 million from either or a combination of an upfront payment(s) or proceeds from the sale or conversion of our securities issued in connection therewith or (ii) received positive Phase IIB data on MN-221, as defined in a completed partnership or joint venture agreement relating to MN-221, or had a positive end-of-phase II meeting with the FDA and obtained the approval of the board of directors to proceed to Phase III with MN-221. These restrictions may limit our operational flexibility and our financing activities. Based on our current business plan, we may need to raise additional equity or other financing to fund our future cash requirements. However, due to the restrictive nature of these covenants, we may find it difficult to obtain additional financing on acceptable terms, if at all.

Any failure to comply with the covenants contained in the Loan Agreement or failure to make interest and principal payments could result in an event of default. Such default would increase the rate of interest payable under the Loan Agreement and the lenders would be able to accelerate the maturity of our outstanding obligations. If our obligations were accelerated, we cannot assure you that we would be able to repay the amounts then outstanding, in which case the lenders could begin foreclosure proceedings against our pledged assets. Any such acceleration or resulting foreclosure proceedings would have a material adverse effect on our business, financial condition and results of operations.

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

To date, we have entered into an agreement with Hospira Worldwide, Inc. for the development and supply of finished product of MN-221 for the treatment of acute exacerbations of asthma utilizing Hospira’s proprietary ADD-Vantage drug delivery system that we intend to use in clinical trials and the commercial market. In addition to Hospira’s proprietary drug delivery system, we anticipate entering into a commercial supply agreement for finished product of MN-221 in standard vials. However, other than Hospira, we do not have agreements established regarding commercial supply of finished product of MN-221 in standard vials or for the active pharmaceutical ingredient, or API, or finished product for any of our product candidates. In particular, pursuant to our license agreement with Kissei Pharmaceutical Co. Ltd., Kissei Pharmaceutical has the exclusive right to manufacture the commercial supply of the API for MN-221. Therefore, we will need to successfully negotiate a commercial supply agreement with Kissei Pharmaceutical on commercially reasonable terms, or another third-party manufacturer in the event that we are unable to reach agreement with Kissei Pharmaceutical, in order to manufacture the API for MN-221 on a commercial scale if MN-221 is approved by the FDA or other regulatory authorities for commercial sale. We will also need to successfully negotiate a supply agreement with a third-party manufacturer on commercially reasonable terms in order to manufacture the finished product of MN-221 in standard vials. We may not be able to establish or maintain any commercial manufacturing and supply arrangements on commercially reasonable terms that we require for purposes of commercializing a product. Any failure by us to secure or maintain any such required commercial supply agreements could result in interruption of supply and lost or delayed revenues, which would adversely affect our business.

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

Our product candidates will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. In addition, approved products, manufacturers and manufacturers’ facilities are subject to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, such as commercial good manufacturing practices, or cGMPs, a regulatory agency may:

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

As of May 14, 2010, we had 22 full-time employees and one intern. We may need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. For example, we may hire additional personnel in clinical development, regulatory affairs and business development to further strengthen our core competencies or choose to develop sales, marketing and distribution capabilities for certain of our product candidates. Our need to effectively manage our operations, growth and product development programs requires that we:

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

The Sarbanes-Oxley Act requires that we maintain effective internal controls for financial reporting and disclosure controls and procedures. As a result, we are required to perform an evaluation of our internal control over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of the Sarbanes-Oxley Act. Our efforts to comply with Section 404 and related regulations have required, and continue to require, the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal control over financial reporting and all other aspects of Section 404 applicable to us, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to sanctions or investigations by Nasdaq, the SEC, the OSE or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock. As a smaller reporting company, our report regarding internal control over financial reporting for the year ended December 31, 2009 was not subject to attestation by our registered public accounting firm pursuant to temporary SEC rules. Absent further relief from the SEC, we will be subject to attestation on our report regarding internal control over financial reporting for the year ended December 31, 2010.

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

Despite the listing of our common stock on the Nasdaq Global Market and the Hercules Market of the Osaka Securities Exchange in Japan, trading volume in our securities has been light and an active trading market may not develop for our common stock. In March 2010, our average trading volume was approximately 2,800 shares per day on the Nasdaq and approximately 42,800 shares per day on the Hercules Market of the Osaka Stock Exchange.

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like us in particular, have historically been highly volatile and may continue to be highly volatile in the future. For example, since the date of our initial public offering in Japan on February 4, 2005 through March 31, 2010, our common stock has traded as high as approximately $42.00 and as low as approximately $1.40. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

On August 24, 2009, The Pennsylvania Avenue Funds, an Avigen stockholder, filed a complaint in Alameda County Superior Court alleging that Avigen’s directors breached their fiduciary duties in connection with the proposed transaction with us. On October 15, 2009, The Pennsylvania Avenue Funds filed an amended complaint adding us as a defendant. In the amended complaint, The Pennsylvania Avenue funds alleged, among other things, that we aided and abetted the alleged breach of fiduciary duties by the Avigen directors. Avigen and Pennsylvania Avenue Funds have signed a stipulation of settlement agreement and moved the court for preliminary approval. A case management conference was scheduled for March 8, 2010. We and our directors intend to take all appropriate actions to defend the suit. The Court heard oral argument on the Motion for Preliminary Approval of Settlement and held a case management conference on March 8, 2010, during which it raised a few issues regarding the settlement provisions. On April 6, 2010, the Superior Court for the State of California for the County of Alameda approved the preliminary settlement and set a final settlement hearing for June 24, 2010. Under the terms of the Stipulation of Settlement, Avigen., a wholly-owned subsidiary of ours, has agreed not to oppose a fee motion by counsel to The Pennsylvania Avenue Funds for fees and expenses in the amount not to exceed $140,000 and a petition by The Pennsylvania Avenue Funds for an incentive award of up to $2,500. Under the Order Preliminarily Approving Settlement and Providing for Notice preliminarily certifies a class and states that such class is all persons or entities who held common stock of Avigen, either of record or beneficially, between August 20, 2009, through and including December 18, 2009. Members of the class may request exclusion from the class by June 7, 2010. We cannot assure you that the settlement will be approved by the court, on these terms or at all.

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

We have also registered all common stock that we may issue under our current employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to the terms of the underlying agreements governing the grants and the restrictions of the securities laws. In addition, our directors and officers may in the future establish programmed selling plans under Rule 10b5-1 of the Exchange Act, for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

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

Effective November 24, 2006, our board of directors adopted our stockholder rights plan. On March 30, 2007, our stockholders ratified the plan at our annual meeting of stockholders. Under the plan, we declared a dividend distribution of one “right” for each outstanding share of our common stock to stockholders of record at the close of business on December 11, 2006. Since that time, we have issued one right with each newly issued share of common stock. Each right, when exercisable, entitles the holder to purchase from us one one-thousandth (1/1,000) of a share of our Series A Preferred Stock at a purchase price of $77.00, subject to adjustment. In general, under the plan, if a person or affiliated group acquires beneficial ownership of 20 percent or more of our shares of common stock, then each right (other than those held by such acquiring person or affiliated group) will entitle the holder to receive, upon exercise, shares of common stock (or, under certain circumstances, a combination of securities or other assets) having a value of twice the underlying purchase price of the right. In addition, if following the announcement of the existence of an acquiring person or affiliated group we are involved in a business combination or sale of 50 percent or more of our assets or earning power, each right (other than those held by the acquiring person or affiliated group) will entitle the holder to receive, upon exercise, shares of common stock of the acquiring entity having a value of twice the underlying purchase price of the right. The board of directors also has the right, after an acquiring person or affiliated group is identified, to cause each right to be exchanged for common stock or substitute consideration. We may redeem the rights at a price of $0.001 per right prior to the identification of an acquiring person or affiliated group. The rights will expire on the date of our 2010 annual meeting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
10.1(1)	Executive Employment Agreement between Registrant and Kirk Johnson, dated February 1, 2010.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended March 31, 2010.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended March 31, 2010.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Filed with the Registrant’s Current Report on Form 8-K filed February 1, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: May 17, 2010	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D. President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ SHINTARO ASAKO
Shintaro Asako Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1(1)	Executive Employment Agreement between Registrant and Kirk Johnson, dated February 1, 2010.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended March 31, 2010.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended March 31, 2010.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Filed with the Registrant’s Current Report on Form 8-K filed February 1, 2010 and incorporated herein by reference.