Form 10-Q
period 2010-06-30
MEDICINOVA INC
filed 2010-08-16
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of August 13, 2010, the registrant had 12,403,355 shares of Common Stock ($0.001 par value) outstanding.

MEDICINOVA, INC.

(a development stage company)

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,357,050	$19,241,581
Investment securities-current (Note 3)	9,902,415	24,254,987
ARS put-current (Note 3)	1,587,881	2,557,007
Restricted letter of credit (Note 2)	500,292	—
Prepaid expenses and other current assets	1,147,200	869,649

Total current assets	38,494,838	46,923,224
Restricted cash (Note 2)	28,296,766	30,045,965
Restricted investment (Note 2)	643,098	676,499
Restricted letter of credit (Note 2)	—	500,042
In-process research and development (Notes 2, 3)	4,800,000	4,800,000
Goodwill (Notes 2, 3)	9,368,205	9,142,205
Property and equipment, net	90,381	153,547
Long-term investments (Note 3)	1,769,468	2,085,425
Other assets (Note 4)	167,986	—

Total assets	$83,630,742	$94,326,907

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$514,605	$1,300,271
ARS loan payable (Note 3)	2,002,624	17,605,485
Current portion of long-term debt (Notes 3, 4)	2,178,849	—
Escrow holdback (Note 2)	1,094,324	1,094,045
Accrued expenses	1,184,638	1,276,036
Accrued compensation and related expenses	289,327	1,146,960

Total current liabilities	7,264,367	22,422,797
Management transition plan liability (Note 2)	643,098	676,499
Deferred tax liability (Note 2)	1,956,000	1,956,000
Convertible notes (Note 2)	27,571,523	29,258,137
Long-term debt, less current portion (Notes 3, 4)	11,904,359	—

Total liabilities	49,339,347	54,313,433

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value; 500,000 shares authorized at June 30, 2010 and December 31, 2009; no shares outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized at June 30, 2010 and December 31, 2009; 12,448,520 and 12,172,510 shares issued at June 30, 2010 and December 31, 2009, respectively, and 12,402,713 and 12,122,217 shares outstanding at June 30, 2010 and December 31, 2009, respectively	12,449	12,170
Additional paid-in capital	292,401,018	288,652,712
Accumulated other comprehensive loss	(63,375)	(64,914)
Treasury stock, at cost; 45,807 shares at June 30, 2010 and 50,293 shares at December 31, 2009	(1,212,288)	(1,235,395)
Deficit accumulated during the development stage	(256,846,409)	(247,351,099)

Total stockholders’ equity	34,291,395	40,013,474

Total liabilities and stockholders’ equity	$83,630,742	$94,326,907

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from September 26, 2000 (inception) to June 30, 2010
	2010	2009	2010	2009
Revenues	$—	$—	$—	$—	$1,558,227
Operating expenses:
Cost of revenues	—	—	—	—	1,258,421
Research and development	2,304,518	2,745,816	5,253,974	5,846,717	149,799,841
General and administrative	1,847,284	2,198,883	4,134,236	4,363,077	93,161,234

Total operating expenses	4,151,802	4,944,699	9,388,210	10,209,794	244,219,496

Operating loss	(4,151,802)	(4,944,699)	(9,388,210)	(10,209,794)	(242,661,269)
Gain/(impairment charge) on investment securities	64,018	114,155	56,539	140,826	(893,196)
Foreign exchange gain/(loss)	2,020	(17,912)	(1,726)	9,176	(103,507)
Other expense	(43,324)	—	(74,631)	—	(74,631)
Interest expense	(406,269)	(65,118)	(450,443)	(107,595)	(692,815)
Other income	201,297	248,738	362,410	509,165	18,981,946
Income taxes	—	—	751	(5)	(39,815)

Net loss	(4,334,060)	(4,664,836)	(9,495,310)	(9,658,227)	(225,483,287)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	(98,445)
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	—	—	—	—	(31,264,677)

Net loss applicable to common stockholders	$(4,334,060)	$(4,664,836)	$(9,495,310)	$(9,658,227)	$(256,846,409)

Basic and diluted net loss per common share	$(0.35)	$(0.39)	$(0.77)	$(0.80)

Shares used to compute basic and diluted net loss per common share	12,431,395	12,072,027	12,350,697	12,072,027

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,		Period from September 26, 2000 (inception) to June 30, 2010
	2010	2009
Operating activities:
Net loss	$(9,495,310)	$(9,658,227)	$(225,483,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,065,387	1,330,834	47,372,985
Depreciation and amortization	68,239	131,168	1,863,537
Amortization of premium/discount on investment securities, convertible notes and debt discount and issuance costs	167,045	—	(2,309,375)
(Gain)/impairment charge, net on investment securities and ARS put	(56,537)	(140,826)	893,197
Loss on disposal of assets	2,026	—	14,023
Impairment of sublease	—	—	35,259
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(277,550)	(338,065)	(1,110,250)
Accounts payable, accrued expenses, income taxes payable and deferred rent	(875,528)	145,554	1,429,562
Accrued compensation and related expenses	(857,633)	(98,142)	193,186
Restricted assets	31,567	—	31,567
Escrow holdback liability	279	—	279
Management transition plan liability	(33,401)	—	(33,401)

Net cash used in operating activities	(10,261,416)	(8,627,704)	(177,102,718)

Investing activities:
Cash paid for acquired business, net of acquired cash	(226,000)	—	(2,597,749)
Purchases of investment securities	—	—	(377,205,766)
Maturities or sales of investment securities	15,694,194	100,000	365,500,491
Acquisition of property and equipment	(7,099)	(13,449)	(2,260,045)
Proceeds from sales of property and equipment	—	—	256,845

Net cash provided by (used in) investing activities	15,461,095	86,551	(16,306,224)

Financing activities:
Net proceeds from debt	14,670,000	—	14,670,000
Net proceeds from the sale of common stock	74,045	—	121,370,968
Proceeds from conversion of convertible notes	1,751,499	—	1,751,499
Sale of preferred stock, net of issuance costs	—	—	80,216,971
(Repayments of) proceeds from ARS loan, net	(15,602,861)	17,859,881	2,002,624
Purchase of treasury stock, net of employee stock purchases	23,107	41,315	(1,246,070)

Net cash provided by financing activities	915,790	17,901,196	218,765,992

Net increase in cash and cash equivalents	6,115,469	9,360,043	25,357,050
Cash and cash equivalents, beginning of period	19,241,581	19,297,284	—

Cash and cash equivalents, end of period	$25,357,050	$28,657,327	$25,357,050

Supplemental disclosure of non-cash financing and operating activities:
Conversion of convertible preferred stock into common stock upon IPO	$—	$—	$43,515,677

Restricted assets	$1,750,783	$—	$1,750,783

Supplemental disclosures of cash flow information:
Income taxes paid	$8,795	$—	$42,757

Interest paid	$358,025	$107,595	$593,389

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

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flow for the interim period presented have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other period. For further information, see the financial statements and disclosures thereto for the year ended December 31, 2009 in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 24, 2010.

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

Concentrations and Uncertainties

We maintain cash balances at various financial institutions and such balances commonly exceed the $250,000 insured amount by the Federal Deposit Insurance Corporation. We also maintain money market funds at various financial institutions which are not federally insured. We have not experienced any losses in such accounts and management believes that we are not exposed to any significant credit risk with respect to such cash and cash equivalents.

On May 10, 2010, we entered into a loan and security agreement, or Loan Agreement, with Oxford Finance Corporation or, the Lender, under which we borrowed $15.0 million. We are required to pay interest on borrowings on a monthly basis through and including February 1, 2011. Beginning March 1, 2011 through maturity of the loan on August 1, 2013, we will be required to make payments of outstanding principal and interest in 30 equal monthly installments. The stated interest rate on the loan is 12.87 percent. See Note 4, Long-term Debt, for further information on the loan.

We have sustained operating losses since inception and expect such losses to continue over the next several years. Management plans to continue financing the operations with equity issuances, debt arrangements or a combination thereof. We expect current working capital to be sufficient to fund our operations, inclusive of debt repayment in the event of default, through at least June 30, 2011. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or implement a reduction in workforce.

Reclassifications

Certain amounts in the consolidated statements of operations for the three and six month periods ended June 30, 2009, the three months ended March 31, 2010, and the consolidated statement of cash flows for the six months ended June 30, 2009 and the period from September 26, 2000 (inception) to March 31, 2010 have been reclassified to conform to the June 30, 2010 presentation of interest expense, other expense and other income.

New Accounting Standards Not Yet Adopted

In April 2010, the FASB issued ASU No. 2010-12, which indicates that the Securities and Exchange Commission (“SEC”) staff would not object to incorporating the effects of the Health Care and Education Reconciliation Act of 2010 (which was enacted on March 30, 2010) when accounting for the Patient Protection and Affordable Care Act (which was enacted on March 23, 2010). This view is based partly on the SEC’s understanding that the two aforementioned acts, when taken together, represent the current health care reforms as passed by Congress and signed by the President. As of June 30, 2010, we have performed an initial review of the two acts, and we do not believe that either will have a material impact on our consolidated results of operations or financial condition. Our belief is based on the fact that: we are a development stage biopharmaceutical whose lead drug candidates are in Phase II of development and we have no other revenue generating products; therefore the pharmaceutical industry fee should not be applicable to us, nor would we be impacted by the drug subsidy changes; we have less than 25 employees so the fee for health plans will have minimal impact to our operating expenses; we do not have “high-cost” coverage health plans, nor do we offer retiree medical benefits; thus, the fees and the changes related to these would not impact our operating expenses, and, with regard to the limit on tax-deductible employee compensation this should not impact our tax position as we are currently a net loss company and will continue to be a net loss company in the foreseeable future. The health care reforms also provide for a “new investment tax credit for qualified therapeutic discovery,” for which we submitted an application on July 16, 2010. Because we cannot be assured that our product candidate will be selected to receive a cash grant in lieu of a research and development tax credit, we are uncertain if our application will have a material impact on our consolidated results of operations or financial condition.

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

2. Avigen Transaction

On December 18, 2009 we acquired 100% of the outstanding shares of Avigen, a biopharmaceutical company that had focused on identifying and developing differentiated products to treat patients with serious disorders, whose potential product candidate is AV411, a glial attenuator and ibudilast small molecule therapeutic, for CNS disorders. Under the terms of the Merger, Avigen shareholders, at their election, received an amount per share either in cash, convertible notes issued by us or a combination thereof, upon closing. Of the 29,852,115 shares of Avigen common stock outstanding, approximately 17% of Avigen shareholders elected to receive cash at closing in the amount of approximately $1.19 per share with an additional $0.04 per share expected to be paid in two increments on or about June 30, 2010 and after November 30, 2010 subject to certain adjustments, and rights under contingent payment rights issued as part of the merger consideration, while the remaining 83% elected to receive convertible notes issued by us. The amount to be paid in the two installments was adjusted to approximately $0.044 per share at June 30, 2010, based on a reconciliation of expenses. The primary reasons for the Avigen acquisition were to combine the ibudilast development programs each company was respectively pursuing, to utilize the preclinical and clinical data for AV411 as support for the development pathway of MN-166 resulting in cost savings for us, and to capture a potential financing opportunity given Avigen’s cash balance prior to the Merger.

The following table reconciles the December 31, 2009 acquisition related balances with their respective balances at June 30, 2010:

	Carrying Value at 12/31/09	Value of Notes Converted 1/1/10-6/30/10(9)	Interest Earned 1/1/10-6/30/10(10)	Interest Expense (Accretion) 1/1/10-6/30/10(11)	Other Expenses 1/1/10-6/30/10		Carrying Value at 6/30/10
Restricted cash(1)	$30,045,965	$(1,750,783)	$1,584	$—	$—		$28,296,766

Restricted investment-MTP(2)	$676,499	$—	$15	$—	$(33,416	)(12)	$643,098

Restricted letter of credit(3)	$500,042	$—	$250	$—	$—		$500,292

IPR&D(4)	$4,800,000	$—	$—	$—	$—		$4,800,000

Goodwill(5)	$9,142,205	$—	$—	$—	$226,000	(6)	$9,368,205

Escrow holdback(6)	$(1,094,045)	$—	(279)	$—	$—	(13)	$(1,094,324)

MTP liability(2)	$(676,499)	$—	$(15)	$—	$33,416	(12)	$(643,098)

Deferred tax liability(7)	$(1,956,000)	$—	$—	$—	$—		$(1,956,000)

Convertible notes(8)	$(29,258,137)	$1,750,605	$(1,377)	$(62,614)	$—		$(27,571,523)

(1)	Restricted cash consists of cash held in a separate trust account, managed by a third-party, in connection with the $32.4 million of cash funded by Avigen and the $3.0 million of cash paid by us, or the First Payment Consideration, less the $6.0 million paid out to Avigen shareholders who elected a cash payout at the merger closing date and the Second Payment Consideration described in (6) below.

(2)	Restricted investment consists of cash held in an irrevocable grantor trust, or rabbi trust, which is intended to fund benefit obligations under the Avigen, Inc. Management Transition Plan, or MTP. These funds represent reserves for benefits eligible to terminated employees as defined by the MTP. Accordingly, we booked the associated MTP liability. Upon termination of the trust, these funds are to be paid to the former Avigen stockholders on a pro rata basis.
(3)	Restricted letter of credit consists of cash provided as a credit guarantee and security for an irrevocable letter of credit related to Avigen’s original lease of office space which expires November 30, 2010. Any funds remaining after the letter of credit expires will revert to the escrow holdback account described below.
(4)	In-process research and development (“IPR&D”) represents an estimate of fair value of in-process technology related to Avigen’s AV411 program, which at the merger closing date, had not received U.S. Food and Drug Administration (“FDA”) approval for any indication. As such, pursuant to ASC 805, amortization of the IPR&D will not occur until it reaches market feasibility. The annual test date for IPR&D impairment is December 31. During the six months ended June 30, 2010 and through the date of this report, there were no triggering events, market conditions or other factors that would indicate possible or actual impairment of IPR&D.
(5)	We included in the purchase price of Avigen the fair value of the aggregate merger consideration, which included both the convertible notes associated with the First Payment Consideration described in (1) above and the Second Payment Consideration described in (6) below, the $3.0 million cash paid by us and the conversion feature on the convertible notes. As such, we originally recorded $9.1 million of goodwill related to the excess purchase price over the assigned values of the net assets acquired. See Second Payment Consideration reconciliation performed as of June 30, 2010, described in (6) below, for the increase in goodwill to $9.4 million. The goodwill was primarily a direct result of the fair value of the conversion feature of the convertible notes. The annual test date for goodwill impairment is December 31. During the six months ended June 30, 2010 and through the date of this report, there were no triggering events, market conditions or other factors that would indicate possible or actual impairment of goodwill.
(6)	At the closing of the merger, we and Avigen funded $1,500,000 in a combination of cash and a letter of credit in a separate escrow account, or Second Payment Consideration, pursuant to an escrow agreement. The Second Payment Consideration is considered the “escrow holdback.” We and Avigen identified certain additional liabilities of approximately $400,000 prior to closing of the Merger. As such, in accordance with the procedures set forth in the escrow agreement, $400,000 was released from the escrow account in satisfaction of these additional liabilities. At acquisition date, we recorded the escrow holdback in our consolidated balance sheet at fair value. As of June 30, 2010, the actual payments made against the $400,000 that was released from the escrow account were reconciled and it was determined that only $174,000 of additional liabilities had been paid; thus, $226,000 is owed by us to the escrow account, which we recorded as a liability at June 30, 2010, with an offset entry to increase goodwill. As this amount was deemed inconsequential to the overall financial statements, we accounted for this change prospectively.
(7)	The deferred tax liability represents the book to tax basis difference related to IPR&D acquired through the acquisition of Avigen.
(8)	At the closing of the merger, we and American Stock Transfer & Trust Company, LLC, as trustee, entered into an indenture governing the terms of the convertible notes. Under the terms of a separate trust agreement, $29.4 million, which represents the initial principal amount of the convertible notes, or 83% of the First Payment Consideration, was deposited with a trust agent for the benefit of the holders and us (the amount of such deposit together with interest accrued and capitalized thereon, the Property). See (11) below which discusses the discount on the convertible notes. At the election of the respective convertible note holders, the convertible notes can be converted into our common stock at the conversion price of $6.80 per share. Upon maturity of the convertible notes on June 18, 2011, the 18-month anniversary of the closing of the merger, we will use the Property to pay the principal amount of, and accrued interest on, the remaining convertible notes. For the three months and six months ended June 30, 2010, $691 and $1,377, respectively, was the amount of interest capitalized on the convertible notes.
(9)	During the three months and six months ended June 30, 2010, 8,090 and 257,381, respectively, shares of our common stock were issued in connection with the conversion of convertible notes to our common stock at a conversion price of $6.80, with any fractional shares being paid out of restricted cash. The approximately $55,000 and $1.8 million of proceeds received during the three and six months ended June 30, 2010, respectively, as a result of the convertible notes conversions into our common stock were deposited into a money market account and recorded as cash and cash equivalents in our consolidated balance sheet at June 30, 2010.
(10)	Interest earned on the restricted cash, investment and letter of credit balances is added to the principal of the respective liability accounts.
(11)	At December 31, 2009, the fair value of the convertible notes was less than their face value. As a result, over the term of the convertible notes (18 months) we will accrete the discount on the convertible notes with the offset being charged to interest expense.

(12)	The reduction in restricted investments and MTP liability relate to the payout of eligible benefits to terminated employees.
(13)	Under the terms of the escrow agreement, on or prior to June 30, 2010, we are entitled to submit one demand certificate to claim all or a portion of the funds in the escrow account with respect to certain liabilities, including liabilities in excess of specified amounts agreed upon by the parties. At March 31, 2010 we believed the settlement of The Pennsylvania Avenue Fund litigation would qualify as a claimable liability; therefore, we reduced the escrow holdback by the amount specified in the April 2010 preliminary settlement. During June 2010, the final settlement amount was approved by the court and payment was made by Avigen’s insurance carrier in July 2010; therefore, at June 30, 2010, we reversed the entry to reduce the escrow holdback by the $142,500 for the preliminary settlement and we recorded a $140,000 liability to The Pennsylvania Avenue Funds for the final settlement. (See Note 8, Commitments and Contingencies, for further information regarding this lawsuit.)

See Notes to Consolidated Financial Statements—Note 2, Avigen Transaction, in our Annual Report on Form 10-K for further information on the Merger.

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

At June 30, 2010, cash and cash equivalents (instruments with maturities of three months or less at the date of purchase) were $25.4 million and primarily invested in money market accounts. At June 30, 2010, restricted cash, restricted investments and restricted letter of credit were $29.4 million and primarily invested in money market funds. We measure our cash equivalents and restricted letter of credit (each current assets) and restricted cash and restricted investments (each non-current assets) on a recurring basis and the fair value of these assets is based on Level 1 criteria in which their carrying amount is a reasonable estimate of their fair value based on daily quoted market prices.

At June 30, 2010, we held investment securities-current of $9.9 million consisting of Auction Rate Securities (“ARS”), all of which had AAA ratings at the time of purchase, that principally represent interests in government-guaranteed student loans and we held an ARS Put (as defined below) in the amount of $1.6 million. In August 2008, UBS AG and its affiliates (“UBS”), the brokerage firm through which we purchased the majority of our ARS, entered into a settlement with the SEC, the New York Attorney General and other state agencies. Pursuant to the settlement, UBS issued to us Auction Rate Security Rights, which would allow us to sell to UBS our ARS held in accounts with UBS (“ARS Rights Offer”). As part of the ARS Rights Offer, we received the right to sell to UBS our ARS held in accounts with UBS at par value any time during the period beginning June 30, 2010 and ending July 2, 2012 (“ARS Put”). As part of the settlement, UBS also offered to us a no net cost loan program, whereby we would be able to borrow up to 75 percent of the market value, as determined by UBS at its sole discretion, of our ARS that have been pledged as collateral at an interest cost that would not exceed the interest being paid on the underlying ARS investments (“ARS Loan”). Under the terms of the ARS Loan, UBS may demand full or partial payment of the ARS Loan, at its sole option and without cause, at any time. If at any time UBS exercises its right to terminate the credit line agreement governing the ARS Loan, then UBS is required to provide, as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the credit line agreement and the agreement will remain in full force and effect until such time as such alternative financing has been established. In January 2009, we were approved for the ARS Loan in the amount of $15.9 million and drew down the entire preapproved amount. In addition, in February 2009, we borrowed an additional $2.2 million under the ARS Loan, bringing the total amount outstanding under the ARS Loan to $18.1 million, following UBS’ decision to increase our availability under the ARS Loan. All cash received under the ARS Loan was invested in money market accounts. At June 30, 2009, the ARS associated with the ARS Rights Offer and the ARS Put were reclassified out of long-term assets to current assets due to the time frame in which they can be readily converted to cash.

At June 30, 2010, the carrying cost of the ARS Loan, which approximates its fair value due to its short-term nature, was $2.0 million. For the three months and six months ended June 30, 2010, $12.3 million and $15.4 million, respectively, of our current investment securities were redeemed at par value, with the proceeds being used to pay down the outstanding balance of the ARS Loan. Although the ARS Loan is a “no net cost loan”, for the three and six months ended June 30, 2010, approximately $40,000 and $85,000, respectively, of interest (or 1.4%) was charged on the ARS Loan and approximately $181,000 and $287,000 of interest earned on the associated ARS for the three and six months ended June 30, 2010, respectively, was applied to the ARS Loan.

At June 30, 2010, we held long-term investments of $1.8 million which consisted of ARS that principally represent interests in insurance notes and portfolios of securities (primarily commercial paper). For the three months and six months ended June 30, 2010, $0.0 and $0.3 million, respectively, of our long-term investment securities, were redeemed at less than par value, with the proceeds being invested in money market funds.

At June 30, 2010, our total ARS portfolio (both current and long-term) totaled $11.7 million at fair value ($13.8 million at par value), of which $1.8 million at fair value ($2.2 million at par value) consisted of private placement securities. None of the underlying collateral of our ARS portfolio consisted of subprime mortgages or collateralized debt obligations. Our ARS were designated as trading investment securities at December 31, 2008. We measure all of our ARS and the ARS Put on a recurring basis based on Level 3 criteria because neither an active primary nor active secondary market exists for these securities. The table below reconciles fair value of our ARS trading investment securities and the ARS Put at December 31, 2009 with fair value at June 30, 2010, as determined by Level 3 (unobservable) inputs:

	Fair Value at 12/31/09	Transfers in/(out) of Level 3 1/1/10-6/30/10	Transfers in/(out) of Long-term to Current 1/1/10-6/30/10	Sales/ Redemptions 1/1/10-6/30/10	Impairment Charge 1/1/10-6/30/10	Gain 1/1/10-6/30/10	Fair Value at 6/30/10
Investment securities-current asset(1)	$24,254,987	$—	$—	$(15,400,000)	$(542,255)	$1,589,683	$9,902,415

Investment securities-long-term asset(2)	$2,085,425	$—	$—	$(294,194)	$(26,643)	$4,880	$1,769,468

ARS Put-current asset(3)	$2,557,007	$—	$—	$—	$(1,198,097)	$228,971	$1,587,881

(1)

Aggregated fair value reported at June 30, 2010 reflects fair value as determined by our discounted cash flow model with liquidity discounts, pursuant to which we took into consideration the brokerage firm’s pricing model, the tax status (taxable vs. tax exempt) of the security, credit quality of the issuer, assumed maturity (five years), insurance wraps and the portfolio composition. We also made assumptions regarding future cash flows and the likelihood of the ARS being redeemed or refinanced. In addition, we performed a sensitivity analysis by calculating fair value with a maturity of one year through ten years. The annual coupon rate utilized was set at the U.S. Treasury Department published average of the bond equivalent rates of the 91-day Treasury bills auctioned during the quarter ending June 30, 2010 (which was the Federal Family Education Loan Program special allowance rate for the quarter ending June 30, 2010) plus 120 basis points. We believe that using this interest rate is reasonable given that a majority of our ARS portfolio is collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. Using our discounted cash flow model with liquidity discounts ranging from 3% to 26%, we calculated aggregate fair value for these securities, which ranged between $10.9 million with a two-year maturity, $9.3 million with a seven-year maturity and $8.5 million with a ten-year maturity. As of June 30, 2010, these ARS continued to pay interest according to their stated interest terms, and during the three months and six months ended June 30, 2010, we received redemptions at par value of $12.3 million and $15.4 million, respectively. As these investment securities are trading securities, the decrease in fair value of approximately $301,000 during the three months ended June 30, 2010 was recorded in our consolidated statement of operations as an offset to the loss recapture of approximately $1.6 million on the UBS ARS redeemed at par value during the quarter ended June 30, 2010, which we recorded as a gain in our consolidated statement of operations. For the six months ended June 30, 2010, we recorded a net loss recapture (gain) of approximately $1.0 million which we recorded in our consolidated statement of operations. Pursuant to the ARS Rights Offer, the earliest date that we can redeem these investment securities at par is June 30, 2010; therefore, we believe these investment securities are appropriately classified as current assets. We initiated the redemption of these ARS on June 30, 2010, with settlement occurring on July 1, 2010.

(2)	Aggregated fair value reported at June 30, 2010 reflects fair value as determined by our discounted cash flow model, which employed liquidity discounts ranging from 3% to 27% depending on the security type and included assumptions regarding future cash flows and the likelihood of the redemption or refinancing of such ARS. We believe the assumed maturities (seven years) we utilized to be reasonable after discussing with certain financial advisors the outlook of the ARS market. We also performed a sensitivity analysis by calculating fair value with a maturity of one year through ten years. The interest rate utilized in the model was the London Interbank Offered Rate (“LIBOR”) plus the spread, as indicated in the respective security prospectus which was generally 200 basis points. The LIBOR rate was per bankrate.com, which we deemed as a reasonable source given it is a widely utilized third-party rate source. Using these inputs, we calculated aggregate fair value for these securities, which ranged between $2.1 million with a two-year maturity for all securities, $1.9 million with a five-year maturity for all securities and $1.6 million with a ten-year maturity. As of June 30, 2010, the ARS continue to pay interest according to their stated interest terms. Because these investment securities are trading securities, the approximately $27,000 decrease in fair value for the three months ended June 30, 2010, was recorded as a loss in our consolidated statement of operations. For the six months ended June 30, 2010, we recorded a net impairment charge of approximately $22,000 in our consolidated statement of operations. In addition, because of our expectation as to when we may be required to liquidate these ARS for operating purposes, we believe these securities are appropriately classified as long-term investments in our consolidated balance sheets.
(3)	We elected to measure the ARS Put under the fair value option of ASC 825, authoritative guidance on financial instruments (formerly SFAS No. 159), to mitigate the volatility in reported earnings due to the linkage of certain of our ARS and the ARS Put. Fair value of the ARS Put, which equaled $1.6 million at June 30, 2010, was also determined through the use of a discounted cash flow valuation model with assumptions being made related to interest rate, maturity and liquidity. We used a liquidity discount of approximately 4%, an interest rate of approximately 4% which took into consideration the brokerage firm’s weighted average cost of capital and a maturity of 12 months. Based on our discounted cash flow valuation, for the three months and six months ended June 30, 2010, we recorded a loss of approximately $1.2 million and $1.0 million, respectively, in our consolidated statement of operations, which minimized the gain we recognized on the linked ARS. In addition, as the ARS Put can be exercised within 12 months, we believe the put’s classification as a current asset is appropriate. The ARS Put was exercised on June 30, 2010, with settlement on July 1, 2010.

The portion of trading gains and losses for the six months ended June 30, 2010 related to our investment securities classified as trading securities which were still held at June 30, 2010 is as follows:

Net loss recognized on trading securities	$(335,047)
Net loss recognized on trading securities sold	—

Net unrealized loss on trading securities still held	$(335,047)

The following table presents our financial instruments measured at fair value on a non-recurring basis classified by the fair value measurements and disclosures valuation hierarchy:

	As of June 30, 2010
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Current liabilities:
Escrow holdback (1, 3)	$1,094,324	$—	$—	$1,094,324
Current portion of long-term debt (4)	$2,178,849	$—	$—	$2,178,849

Total current liability	$3,273,173	$—	$—	$3,273,173

Non-current liability:
Convertible notes (1, 2)	$27,571,523	$—	$—	$27,571,523
Long-term debt, less current portion (4)	$11,904,359	$—	$—	$11,904,359

Total non-current liability	$39,475,882	$—	$—	$39,475,882

(1)	The fair value of the convertible notes and escrow holdback and their related conversion feature was based on a binomial option pricing model (“BOPM”). Assumptions used in the BOPM included the maturity date of the convertible notes and the escrow holdback, the time between nodes, volatility, face value of the convertible notes and the escrow holdback at the merger closing date and the risk-free rate. The maturity date utilized was 1.5 year based on the maturity of the notes in June 2011. As our projected period was 1.5 years we used the average of the one and two year U.S. Treasury bonds as of the closing date and we based volatility on the historical volatility of publicly-traded comparable companies to Avigen and our stock price volatility. See Notes to Consolidated Financial Statements- Note 2, Avigen Transaction in our Annual Report on Form 10-K for further information on the BOPM.
(2)	Although we recorded the convertible notes as a liability upon merger closing on December 18, 2009, following ASC 805, the fair value of the conversion feature was accounted for within equity and will not be re-measured during interim periods and subsequent settlements (conversions to our stock) will be accounted for in equity. See Note 2, Avigen Transaction, above for information on the activity impacting the convertible notes liability during the six months ended June 30, 2010.
(3)	Although we recorded the escrow holdback as a liability upon merger closing on December 18, 2009, following ASC 805, the fair value of the conversion feature was accounted for within equity and will not be re-measured during interim periods and subsequent settlements (conversions to our stock) for those who elected convertible notes will be accounted for in equity. See Note 2, Avigen Transaction, above for information on the activity impacting the escrow holdback liability during the six months ended June 30, 2010.
(4)	The carrying value of the long-term debt- current portion and non-current portion- approximates fair value. See Notes 4, Long-term Debt, below for further information regarding the valuation of the long-term debt.

4. Long-term Debt

On May 10, 2010, we entered the Loan Agreement with Oxford Finance Corporation or, the “Lender”, under which we borrowed $15.0 million.

Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. We also have agreed not to pledge or otherwise encumber our intellectual property assets. Our obligations under the Loan Agreement are guaranteed on a senior secured basis by Avigen.

We are required to pay interest on borrowings on a monthly basis through and including February 1, 2011. Beginning March 1, 2011 through maturity of the loan on August 1, 2013, we will be required to make payments of outstanding principal and interest in 30 equal monthly installments. The stated interest rate on the loan is 12.87 percent. The effective interest rate on the debt financing is calculated to be 18.14 percent and for the three and six month period ended June 30, 2010, we recorded total interest expense on this loan of approximately $366,000.

We have paid the Lender a facility fee of $150,000 and we have paid outside third parties approximately $180,000 in connection with procuring the loan. We also will pay the Lender a deferred interest payment equal to $450,000, payable on June 30, 2011, provided that a pro rata portion of such deferred interest payment shall be paid upon any prepayment of the loan. In addition, if we prepay all or a portion of the loan prior to maturity, we will pay the Lender a prepayment penalty of three percent of the total amount prepaid if the prepayment occurs prior to May 10, 2011, two percent of the total amount prepaid if the prepayment occurs between May 11, 2011 and May 10, 2012 and one percent of the total amount prepaid if the prepayment occurs on or after May 10, 2012.

In connection with the Loan Agreement, we issued to the Lender a warrant to purchase up to 198,020 shares of our common stock. This warrant is exercisable, in whole or in part, immediately, has a per share exercise price of $6.06 and may be exercised on a cashless basis. The warrant will terminate on the earlier of May 10, 2017 or the closing date of a merger or consolidation transaction in which we are not the surviving entity. In addition, the warrant and debt instrument are immediately separable and were issued separately; thus, we accounted for the warrant as a component of stockholders’ equity as the agreement requires settlement in shares and under no provision of the agreement are we required to settle the warrant in cash.

We accounted for the interest on the long-term debt using the effective interest method wherein we treated the debt issuance costs paid directly to the lender (financing fees) and the relative fair value of the warrants issued to the lender as a discount on the debt (or a contra liability) and we treated the debt issuance costs paid to third parties (primarily legal fees) as an other asset in our consolidated balance sheet. The amortization of the debt discount is recorded as interest expense and the amortization of the debt issuance costs paid to third parties is recorded as other expense in our consolidated statement of operations. The table below summarizes the long-term debt activity recorded during the six months ended June 30, 2010:

	Gross Amount 5/10/10	Amortization (Interest Expense) 5/10/10-6/30/10	Amortization (Other Expense) 5/10/10-6/30/10	Carrying Value 6/30/2010
Other Assets:
Debt issuance costs paid to third parties	$180,000	$—	$(12,014)	$167,986

Liability:
Loan	$(15,000,000)	$—	$—	$(15,000,000)
Deferred interest charge	$—	$(25,040)	$—	$(25,040)

	$(15,000,000)	$(25,040)	$—	$(15,025,040)

Contra Liability:
Relative fair value of warrants issued to lender (1)	$859,209	$(57,363)	$—	$801,846
Debt issuance costs paid to lender	$150,000	$(10,014)	$—	$139,986

	$1,009,209	$(67,377)	$—	$941,832

(1)	The relative fair value of the warrants issued to the lender was calculated using a Black-Scholes valuation model. The risk-free interest rate assumption used is 2.86 percent and is based upon observed risk-free interest rates appropriate for the expected term of the warrants. The expected volatility assumption used is 76 percent and is consistent with the volatility of our common stock based on the historical volatility of our stock since listing on the Nasdaq Global Market in December 2006. We have not paid any dividends on our common stock since our inception, and we do not anticipate paying any dividends on our common stock in the foreseeable future. Therefore, the dividend yield assumption used is zero. The expected term assumption used is seven years, which is the contractual life of the warrants. The fair value of the warrants using Black-Scholes is calculated to be $4.34 per share.

5. Net Loss Per Share

Net loss per share is presented as basic and diluted net loss per share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. For the six months ended June 30, 2010 and June 30, 2009, respectively, 236,064 and 217,800 of potentially dilutive securities, were excluded from determining diluted earnings per share because of their anti-dilutive effect.

6. Comprehensive Income (Loss)

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

	June 30, 2010	June 30, 2009
Beginning balance	$(64,914)	$(29,744)
Currency translation	1,539	(38,163)
Unrealized loss on marketable securities	—	—

Ending balance	$(63,375)	$(67,907)

For the six months ended of June 30, 2010 and 2009, our comprehensive loss was $9,493,771 and $9,696,390, respectively.

7. Share-Based Payments

For the three months ended June 30, 2010 and 2009, share-based compensation expense related to stock options of approximately $0.4 million and $0.5 million, respectively, was recorded as a component of general and administrative expense, and approximately $0.1 million and $0.2 million, respectively, was recorded as research and development expense. For the six months ended June 30, 2010 and 2009, share-based compensation expense related to stock options of approximately $0.9 million and $0.9 million, respectively, was recorded as a component of general and administrative expense, and approximately $0.2 million and $0.4 million, respectively, was recorded as research and development expense.

During the three months and six months ended June 30, 2010, stock options to purchase 18,629 shares of common stock were exercised for approximately $74,000. As of June 30, 2010, there was $3.1 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.4 years.

The exercise price of stock options to purchase 125,000 shares of common stock and 525,000 shares of common stock granted during the three months and six months ended June 30, 2010, was equal to market value on the date of grant and the share-based compensation expense for such stock options is reflected in operating results for the three months and six months ended June 30, 2010. The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Risk-free interest rate	1.32%	2.13%	1.37%	1.61%
Expected volatility of common stock	76.07%	73.00%	76.50%	69.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected option term (in years)	4.42	4.86	4.40	4.01

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

As share-based compensation expense recognized in the accompanying consolidated statement of operations for the three and six month periods ended June 30, 2010 was based on stock option awards ultimately expected to vest, such expense should be reduced for estimated forfeitures. The authoritative guidance for compensation under ASC 718 (formerly SFAS No. 123R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have very few employees and our stock options vest monthly; therefore, we did not estimate any forfeitures during the first or second quarter of 2010, and we will adjust our stock-based compensation expense should any forfeitures occur. The weighted-average fair value of each stock option granted during the three and six month periods ended June 30, 2010, estimated as of the grant date using the Black-Scholes option valuation model, was $3.01 and $4.02, respectively per stock option, whereas the weighted-average fair value of each stock option granted during the three and six month periods ended June 30, 2009 was $1.66 and $1.17, respectively, per stock option.

8. Income Taxes

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

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrued interest or penalties at June 30, 2010 and we have not recorded any uncertain income tax benefits at June 30, 2010.

9. Commitments and Contingencies

Legal Proceedings

On August 24, 2009, The Pennsylvania Avenue Funds, an Avigen stockholder, filed a complaint in Alameda County Superior Court alleging that Avigen’s directors breached their fiduciary duties in connection with the proposed transaction with us. On October 15, 2009, The Pennsylvania Avenue Funds filed an amended complaint adding us as a defendant. In the amended complaint, The Pennsylvania Avenue funds alleged, among other things, that we aided and abetted the alleged breach of fiduciary duties by the Avigen directors. Avigen and Pennsylvania Avenue Funds have signed a stipulation of settlement agreement and moved the court for preliminary approval. The Court heard oral arguments on the Motion for Preliminary Approval of Settlement and held a case management conference on March 8, 2010, during which it raised a few issues regarding the settlement provisions. On April 6, 2010, the Superior Court for the State of California for the County of Alameda approved the preliminary settlement and set a final settlement hearing for June 24, 2010. Under the terms of the Stipulation of Settlement, Avigen has agreed not to oppose a fee motion by counsel to The Pennsylvania Avenue Funds for fees and expenses in the amount not to exceed $140,000 and a petition by The Pennsylvania Avenue Funds for an incentive award of up to $2,500. On June 24, 2010, the final order and judgment approving final settlement of $140,000 was received. As the final settlement is to be paid by Avigen’s insurance carrier, at June 30, 2010 we recorded the $140,000 liability and corresponding receivable in our consolidated balance sheet.

10. Stockholders’ Equity

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

A summary of the changes in stock options outstanding under the 2000 Plan and 2004 Plan during the six months ended June 30, 2010 is as follows:

	Stock Options	Weighted Average Exercise Price
Balance at December 31, 2009	2,055,576	$8.63
Granted	525,000	$6.81
Exercised	(18,629)	$3.94
Cancelled	(136,714)	$7.54

Balance at June 30, 2010	2,425,233	$8.34

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2010 was approximately $23,000. The aggregate intrinsic value of stock options outstanding at June 30, 2010 and exercisable at June 30, 2010 was approximately $809,000 and approximately $312,000, respectively. Of the total stock options outstanding as of June 30, 2010, options to purchase 1,502,353 shares of common stock are exercisable, with a weighted average exercise price of $9.97 per share and a weighted average contractual life of 6.6 years.

Employee Stock Purchase Plan (“ESPP”)

The following assumptions were used to value the March 31, 2010 employee stock purchases: a risk-free interest rate of 2.37%, expected volatility of 73%, expected term of six months and a dividend rate of 0%. There were no ESPP stock purchases for the three months ended June 30, 2010. For the six months ended June 30,

2010, 4,486 shares of common stock were issued under the ESPP and 261,199 shares of common stock were available for future issuance.

Convertible Notes

Holders of the convertible notes may submit conversion notices, which are irrevocable, instructing the trustee to convert such convertible notes into shares of our common stock at an initial conversion price of $6.80 per share. Following each conversion date, which date generally is the final business day of each calendar month, we will issue the number of whole shares of common stock issuable upon conversion as promptly as practicable (and in any event within 10 business days). The trustee will in turn release to us the respective amount of restricted cash to cover the stock issuance. We will then invest the unrestricted cash into either a money market fund or a money market account. Any fractional shares (after aggregating all convertible notes being converted by a holder on such date) will be rounded down and we will deliver cash for the current market value of the fractional share. For the three months and six months ended June 30, 2010, approximately $55,000 and $1.8 million, respectively, of convertible notes were converted into our common stock.

11. Subsequent Events

On July 1, 2010, we completed the sale of all of our Auction Rate Securities (“ARS”) held by UBS AG at par value and we recorded a gain of approximately $77,000. After repaying our ARS loan, we netted proceeds of $9.5 million, all of which was invested in money market funds. In addition, our ARS line of credit was cancelled upon our repayment of the ARS loan.

On July 2, 2010, the liability related to the approved $140,000 final settlement of The Pennsylvania Avenue Funds lawsuit was paid by Avigen’s insurance carrier directly to The Pennsylvania Avenue Funds.

On July 22, 2010, under the terms of the Merger, former Avigen stockholders were paid on a pro-rata basis $0.0277 per share of Avigen common stock outstanding at the time of the Merger, or a total of approximately $140,000, as part of the first release of the Second Payment Consideration. An aggregate of $500,000 from the Second Payment Consideration amount is deferred and will be paid to the former Avigen stockholders on a pro rata basis upon expiry of a letter of credit issued by Wells Fargo Bank, N.A. in connection with expenses under Avigen’s building lease, expected to expire November 30, 2010. The distributable amount will be offset by any amounts drawn by the beneficiary under the letter of credit and will be paid to former Avigen stockholders on the earlier of December 31, 2010 and the date on which the entire amount of restricted cash becomes unrestricted.

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

We are a development stage company. We have incurred significant net losses since our inception. At June 30, 2010, from inception, our accumulated deficit was approximately $256.8 million, including $47.4 million of non-cash stock-based compensation charges related to employee stock-based compensation and founders’ warrants. We expect to incur substantial net losses for at least the next several years as we continue to develop certain of our existing product development programs, primarily MN-221 for the treatment of acute exacerbations of asthma and Chronic Obstructive Pulmonary Disease, or COPD, exacerbations, and over the long-term if we are successful in expanding our research and development programs and acquiring or in-licensing products, technologies or businesses that are complementary to our own.

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

In December 2009 we acquired Avigen Inc., or Avigen, a biopharmaceutical company that focused on identifying and developing differentiated products to treat patients with serious disorders, whose potential product candidate was AV411, a glial attenuator, for CNS disorders, such as neuropathic pain, opioid withdrawal and methamphetamine addiction. Avigen’s AV411 and our MN-166 are both ibudilast, an orally available, small molecule therapeutic. With the acquisition of AV411, we are in the process of integrating the two ibudilast-based product development programs and we are pursuing discussions with potential partners to secure a strategic collaboration to advance clinical development of the combined development programs.

At present, we are focusing our resources on the following prioritized product development programs:

•

MN-221 for the treatment of acute exacerbations of asthma and COPD exacerbations, for which we initiated a Phase II clinical trial in the first quarter of 2009 to evaluate the safety and efficacy of MN-221 in patients with severe, acute exacerbations of asthma treated in the emergency room, which is on-going and has been experiencing slow enrollment, and initiated a Phase 1b clinical trial in the fourth quarter of 2009 to evaluate the safety of MN-221 at planned escalating doses in patients with stable, moderate to severe COPD, in which we announced preliminary positive results in the first quarter of 2010.

•

MN-166/AV411 for which we are in the process of integrating the two programs into a combined ibudilast-based product development program to pursue discussions with potential partners to secure a strategic collaboration. For MN-166 for the treatment of MS, we completed a Phase II clinical trial in Eastern Europe in the second quarter of 2008 and we completed a monkey toxicity preclinical study in second quarter of 2010. For AV411 for other CNS disorders, we have an on-going Phase 1b/2a opioid withdrawal clinical trial being funded by the National Institute on Drug Abuse, or NIDA, which is expected to be completed by fourth quarter of 2010 and we have on-going collaborative studies with NIDA for methamphetamine addiction.

Upon completion of proof-of-concept Phase II clinical trials, we intend to make a determination as to whether we will continue to pursue development independently in select markets, or establish a strategic collaboration to support further clinical development, as we currently intend with MN-221 and MN-166/AV411. In addition, we continue to limit development activities for the balance of our existing product candidates. For each of these remaining product candidates, we plan to conduct development activities only to the extent deemed necessary to maintain our license rights or maximize its value while pursuing a variety of initiatives to monetize such product candidate on appropriate terms. See “Research and Development” below.

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

Avigen Transaction

On December 18, 2009, Absolute Merger, Inc., a wholly-owned subsidiary of ours, merged with and into Avigen, with Avigen continuing as the surviving entity and wholly-owned subsidiary of ours. Under the terms of the merger, we issued $29.4 million in secured convertible notes that mature on June 18, 2011, the 18-month anniversary of the closing of the merger. Holders of these convertible notes may convert their notes into our common stock at an initial conversion price of $6.80 per share. At the maturity of the convertible notes, the remaining holders would be paid out the same per share amount as the Avigen shareholders that elected to receive cash at the merger closing, plus accrued interest. As part of the merger consideration, the former Avigen shareholders also are entitled to receive approximately $0.04 per share expected to be paid in two increments on or about June 30, 2010 and after November 30, 2010, subject to certain adjustments, and rights under contingent payment rights issued as part of the merger consideration. The amount to be paid in the two installments was adjusted to approximately $0.044 per share at June 30, 2010, based on a reconciliation of expenses.

As a result of the Avigen transaction, our consolidated financial statements include Avigen’s operations after the completion of the acquisition. We accounted for the Avigen merger using the acquisition method of accounting. The acquisition method of accounting for acquired businesses requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and that the fair value of acquired in-process research and development (IPR&D) be recorded on the balance sheet. Also, transaction costs are expensed as incurred. As a result of the Avigen transaction we recorded $4.8 million of IPR&D related to Avigen’s AV411 asset and we originally recorded $9.1 million of goodwill related to the excess purchase price over the assigned values of the net assets acquired. At June 30, 2010, with the reconciliation of expenses performed with regard to the two payments discussed above, goodwill was adjusted by $0.2 million to $9.4 million to reflect the increase in liabilities assumed. The goodwill was primarily a result of the conversion feature related to the convertible notes issued pursuant to the merger agreement. Our annual test date for IPR&D and goodwill impairment is December 31. We operate as one reporting segment and during the six months ended June 30, 2010 through the date of this report, there were no triggering events, market conditions (such as a drop in our stock price by more than 50%) or other factors (such as adverse clinical trial results) that would indicate possible or actual impairment of IPR&D or goodwill.

Long-term Debt

On May 10, 2010, we entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance Corporation, or Oxford, under which we borrowed $15.0 million. The financing will be used to satisfy working capital needs, including the continued clinical development of MN-221.

We are required to pay interest on borrowings on a monthly basis through and including February 1, 2011. Beginning March 1, 2011 through maturity of the loan on August 1, 2013, we will be required to make payments of outstanding principal and interest in 30 equal monthly installments. The stated interest rate on the loan is 12.87 percent. The effective interest rate on the loan was 18.14% when taking into consideration the deferred interest payment, the relative fair value of the warrants issued in connection with the loan and the fees associated with procuring the loan. Pursuant to the Loan Agreement, we also issued to Oxford a warrant to acquire up to 198,020 shares of our common stock, par value $0.001 per share, at an exercise price of $6.06 per share. Based on a Black Scholes model, the relative fair value of the warrant was approximately $859,000. In addition, the warrant and debt instrument are immediately separable and were issued separately; thus, we accounted for the warrant as a component of stockholders’ equity as the agreement requires settlement in shares and under no provision of the agreement are we required to settle the warrant in cash.

We paid Oxford a facility fee of $150,000 and we paid associated legal fees of approximately $180,000. We also will pay Oxford a deferred interest payment equal to $450,000, payable on June 30, 2011, provided that a pro rata portion of such deferred interest payment shall be paid upon any prepayment of the loan. In addition, if we prepay all or a portion of the loan prior to maturity, we will pay Oxford a prepayment penalty of three percent of the total amount prepaid if the prepayment occurs prior to May 10, 2011, two percent of the total amount prepaid if the prepayment occurs between May 11, 2011 and May 10, 2012 and one percent of the total amount prepaid if the prepayment occurs on or after May 10, 2012.

We accounted for the interest on the long-term debt under the effective interest method wherein we treated the debt issuance costs paid directly to the lender and the fair value of the warrants issued to the lender as a discount on the debt (or a contra liability) and we treated the debt issuance costs paid to third parties as an asset. The related amortization of the debt discount is recorded as interest expense and the amortization of the debt issuance costs paid to third parties is recorded as other expense in our consolidated statement of operations.

Subsequent Events

On July 1, 2010, we completed the sale of all of our Auction Rate Securities, or ARS, held by UBS AG at par value and we recorded a gain of approximately $77,000. After repaying our ARS loan, we netted proceeds of $9.5 million, all of which was invested in money market funds. In addition, our ARS line of credit was cancelled upon our repayment of the ARS loan.

On July 2, 2010, the liability related to the approved $140,000 final settlement of The Pennsylvania Avenue Funds lawsuit was paid by Avigen’s insurance carrier directly to The Pennsylvania Avenue Funds.

On July 22, 2010, under the terms of the Merger, former Avigen stockholders were paid on a pro-rata basis $0.0277 per share of Avigen common stock outstanding at the Merger, or a total of approximately $140,000, as part of the first release of the Second Payment Consideration. An aggregate of $500,000 from the Second Payment Consideration amount is deferred and will be paid to the former Avigen stockholders on a pro rata basis upon expiry of a letter of credit issued by Wells Fargo Bank, N.A. in connection with expenses under Avigen’s building lease, expected to expire November 30, 2010. The distributable amount will be offset by any amounts drawn by the beneficiary under the letter of credit and will be paid to former Avigen stockholders on the earlier of December 31, 2010 and the date on which the entire amount of restricted cash becomes unrestricted.

New Accounting Standards Not Yet Adopted

In April 2010, the FASB issued ASU No. 2010-12, which indicates that the Securities and Exchange Commission (“SEC”) staff would not object to incorporating the effects of the Health Care and Education Reconciliation Act of 2010 (which was enacted on March 30, 2010) when accounting for the Patient Protection and Affordable Care Act (which was enacted on March 23, 2010). This view is based partly on the SEC’s understanding that the two aforementioned acts, when taken together, represent the current health care reforms as passed by Congress and signed by the President. As of June 30, 2010, we have performed an initial review of the two acts, and we do not believe that either will have a material impact on our consolidated results of operations or financial condition. Our belief is based on the fact that: we are a development stage biopharmaceutical whose lead drug candidates are in Phase II of development and we have no other revenue generating products; therefore the pharmaceutical industry fee should not be applicable to us, nor would we be impacted by the drug subsidy changes; we have less than 25 employees so the fee for health plans will have minimal impact to our operating expenses; we do not have “high-cost” coverage health plans, nor do we offer retiree medical benefits; thus, the fees and the changes related to these would not impact our operating expenses, and, with regard to the limit on tax-deductible employee compensation this should not impact our tax position as we are currently a net loss company and will continue to be a net loss company in the foreseeable future. The health care reforms also provide for a “new investment tax credit for qualified therapeutic discovery,” for which we submitted an application on July 16, 2010. Because we cannot be assured that our product candidate will be selected to receive a cash grant in lieu of a research and development tax credit, we are uncertain if our application will have a material impact on our consolidated results of operations or financial condition.

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

The following table summarizes our research and development expenses for the periods indicated for each of our product candidates. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Unallocated” category (in thousands):

Product		Three months ended June 30,		Six months ended June 30,
Candidate	Disease/Indication	2010	2009	2010	2009
MN-221	Acute exacerbations of asthma/ COPD	$1,710	$2,376	$4,044	$4,213
MN-166	Multiple sclerosis/other CNS disorders	210	(81)	472	491
MN-001	Bronchial asthma	23	14	36	35
MN-001	Interstitial cystitis	21	10	28	12
MN-029	Solid tumors	12	19	34	61
MN-305	Generalized Anxiety Disorder/insomnia	3	2	5	2
MN-221	Preterm labor	—	—	2	—
MN-246	Urinary incontinence	(18)	2	(17)	6
MN-447	Thrombotic disorders	—	—	—	—
MN-462	Thrombotic disorders	—	—	—	—
Unallocated		344	404	650	1,027

Total research and development		$2,305	$2,746	$5,254	$5,847

As of the end of the second quarter of 2007, we determined to focus our resources on the development of our two prioritized product candidates, MN-221 for the treatment of acute exacerbations of asthma and MN-166 for the treatment of MS. However, following completion of the Phase II clinical trial of MN-166 ibudilast for the treatment of MS in the second quarter of 2008 and the December 2009 acquisition of AV411 ibudilast for the treatment of other CNS disorders, we are in the process of combining the two ibudilast-based development programs and we are pursuing discussions with potential partners to secure a strategic collaboration. As such, we do not plan to undertake any further significant clinical development of MN-166/AV411 until such time that we secure a strategic collaboration to advance the combined ibudilast-based development program. In addition, as of the third quarter of 2009, we determined to expand the product development program for MN-221 to evaluate MN-221 for the treatment of COPD exacerbations. We anticipate that our research and development expenses will increase with respect to MN-221 in future periods as we continue development and launch clinical trials in support of potential commercialization of this product candidate for the treatment of acute exacerbations of asthma and COPD exacerbations and decrease with respect to MN-166/AV411 in future periods as we will limit expenditures on this product candidate to those development activities deemed necessary, if any, to maximize its value for purposes of securing a partner for clinical development. However, at this time, due to the risks inherent in the clinical development process and given the early stage of our MN-221 product development programs, we are unable to estimate with any certainty the costs that we will incur in the continued development of such product candidate for potential commercialization.

Our current ongoing Phase II trial for MN-221 treating patients with acute exacerbations of asthma experienced slower than expected enrollment in the first half of 2010. We recently received approval for an amendment to the protocol that should facilitate enrollment in the emergency room, or ER, setting as it shortens the length of time the patient needs to stay in the ER, as well as gives the ER physician control over the standard-of-care that is given to the patient during the treatment period.

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

Investment Securities and ARS Put

As of June 30, 2010, our investment securities consisted of ARS, all of which had AAA ratings at the time of original purchase. ARS are generally long-term debt instruments that historically have provided liquidity through a “Dutch” auction process that resets the applicable interest rate at predetermined calendar intervals, typically seven, 28, 35 or 49 days. All of our ARS principally represent interests in government-guaranteed student loans, insurance notes and portfolios of securities (primarily commercial paper). When our ARS were originally purchased, there was an active market for purchasing and selling ARS; therefore, we considered these investment securities to be available-for-sale.

Due to continued negative conditions in the global credit markets, our ARS have continued to fail at auction with few to no trades in either the primary or the secondary markets. As such, with the adoption of Accounting Standards Codification, or ASC, 820, authoritative guidance for fair value measurements and disclosures (formerly Statement of Financial Accounting Standards, or SFAS, No. 157), we determine the fair value of our ARS portfolio primarily on Level 3 criteria, which results in our reliance on a discounted cash flow valuation model with assumptions related to interest rates, maturities and liquidity determined by us based on the credit quality of the security, the credit quality of the associated insurer, if applicable, the respective prospectus and the credit market outlook. Given the lack of a primary and secondary market for our ARS investment securities, we designated all of our ARS investment securities as trading securities at December 31, 2008. As a result, any additional increase or decrease in the fair value of our ARS investment securities is recorded as either a gain or an impairment charge, respectively, in our consolidated statement of operations. For the six months ended June 30, 2010, we recorded a net impairment charge on our investment securities portfolio of approximately $564,000 to decrease the overall carrying value of our investment securities. In addition, for the six months ended June 30, 2010, we recorded a loss recapture (a gain in our consolidated statement of operations) of approximately $1.6 million on the UBS ARS that had previously been marked down due to a decline in fair value, but, were redeemed at par value during the quarter. We have classified our investment securities covered by the ARS Rights Offer (as described below) as current assets given that they can be converted into cash starting June 30, 2010. Our remaining investment securities are considered long-term assets, as they cannot be readily converted to cash within 12 months from June 30, 2010.

In August 2008, UBS, the brokerage firm through which we purchased the majority of our ARS, entered into a settlement with the SEC, the New York Attorney General and other state agencies. Under the settlement, UBS issued to us ARS, which would allow us to sell to UBS our ARS held in accounts with UBS, or the ARS Rights Offer. Pursuant to the ARS Rights Offer, we received the right to sell to UBS the ARS held in accounts with UBS at par value at any time during the period beginning June 30, 2010 and ending July 2, 2012, or the ARS Put. As part of the settlement, UBS also offered to us a no net cost loan program, or ARS Loan, whereby we would be able to borrow up to 75 percent of the market value, as determined by UBS at its sole discretion, of our ARS that have been pledged as collateral at an interest cost that would not exceed the interest being paid on the underlying ARS investments. Under the terms of the ARS Loan, UBS may demand full or partial payment of the ARS Loan, at its sole option and without cause, at any time. If at any time UBS exercises its right to terminate the credit line agreement governing the ARS Loan, then UBS is required to provide, as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the credit line agreement and the agreement will remain in full force and effect until such time as such alternative financing has been established. In January 2009, we were approved for the ARS Loan in the amount of $15.9 million and drew down the entire preapproved amount. In addition, in February 2009, we borrowed an additional $2.2 million under the ARS Loan, bringing the total amount outstanding under the ARS Loan to $18.1 million, following UBS’ decision to increase our availability under the ARS Loan. All cash received under the ARS Loan was invested in money market accounts. At June 30, 2010, the outstanding balance of the ARS Loan was $2.0 million. For the three and six month periods ended June 30, 2010, $12.3 million and $15.4 million, respectively, of our current investment securities were redeemed at par value, with the proceeds used to pay down the outstanding loan balance.

We determined the fair market value of the ARS without consideration of the ARS Put because they are deemed separate contractual agreements under ASC 820.

We elected to measure the ARS Put under the fair value option of ASC 825, authoritative guidance on financial instruments (formerly SFAS No. 159), to mitigate the volatility in reported earnings due to the linkage of certain of our ARS and the ARS Put. Under ASC 825, any subsequent increase or decrease in the fair value of the ARS Put would be recorded as either a gain or an impairment charge, respectively, in our consolidated statement of operations. The fair value of the ARS Put was also determined by a discounted cash flow valuation model with assumptions being made related to interest rate, maturity and liquidity. For the three and six month periods ended June 30, 2010, based on our discounted cash flow valuation, we recorded in our consolidated statement of operations an impairment charge of approximately $1.2 million and $1.0 million, respectively, due to the decrease in the carrying value of the ARS Put, which offset the net loss recapture (gain) we recorded of $1.3 million and $1.0 million for the three and six month periods ended June 30, 2010, respectively, in the consolidated statement of operations on the UBS ARS which were redeemed at par value and are linked with the ARS Put.

Foreign Exchange Loss/(Gain)

To date, we have conducted most of our clinical trials in the United States. However, the Phase II clinical trial for MN-166 for the treatment of MS that completed in 2008 was conducted in Eastern Europe and the on-going Phase II clinical trial in MN-221 for the treatment of acute exacerbations of asthma, has a small number of clinical sites located in Canada, Australia and New Zealand in which certain of the invoices are denominated in the Canadian dollar, the Australian dollar and the New Zealand dollar, respectively. In addition, we have certain investor relation invoices denominated in Japanese Yen and we have certain manufacturing invoices denominated in British Pounds. At this time, we have not established a hedging program to mitigate our foreign exchange exposure. Foreign exchange gain/loss is based on the difference between the exchange rate at the settlement date and the exchange rate at the balance sheet date for the respective foreign currency invoice.

Other Expense

Other expense consists of accretion related to the convertible notes and the amortization of debt issuance costs paid to third parties.

Interest Expense

Interest expense consists of interest charged on our ARS Loan, interest charged on our long-term debt based on the effective interest method and amortization of debt discount.

Other Income

Other income consists of interest earned on our cash, cash equivalents and ARS.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2010 and 2009

Revenues

There were no revenues for the three months ended June 30, 2010 or June 30, 2009.

Research and Development

Research and development expenses for the three months ended June 30, 2010 were $2.3 million, a decrease of $0.4 million when compared to $2.7 million for the three months ended June 30, 2009. This decrease in research and development expenses was primarily due to a decrease of $0.7 million in spending on our prioritized asset MN-221 for the treatment of acute exacerbations of asthma due to slowed enrollment in our on-going MN-221-CL-007 clinical trial set in the emergency department. This decrease was offset by $0.3 million on increased spending on the MN-166 monkey toxicity preclinical study completed in the quarter and as well as expenditures related to the AV411 opioid withdrawal clinical trial.

General and Administrative

General and administrative expenses were $1.8 million for the three months ended June 30, 2010, a decrease of $0.4 million when compared to $2.2 million for the three months ended June 30, 2009. This decrease in general and administrative expenses was due primarily to a decrease in fees paid for legal and accounting services due to the completion of the Avigen transaction in 2009.

Impairment Charge/Gain, net, on Investment Securities

Net gain on investment securities for the three months ended June 30, 2010 was $64,000, as compared to a net gain on investment securities of $114,000 for the three months ended June 30, 2009. The net gain in the current quarter was a result of the recapture of loss related to UBS ARS previously written down to fair market value, but, redeemed in the quarter at par value, offset by the corresponding impairment charge on the linked ARS Put, whereas the net gain in the prior year quarter was a result of an increase in fair market value of our ARS based on our discounted cash flow model.

Foreign Exchange Loss/Gain

Foreign exchange gain for the three months ended June 30, 2010 was $2,000, as compared to a foreign exchange loss of $18,000 for the three months ended June 30, 2009. The foreign exchange gain in the current quarter was a result of the revaluation of Japanese yen-denominated liabilities, whereas in the second quarter of 2009, the revaluation of the euro-denominated liability resulted in a foreign exchange loss.

Other Expense

Other expense for the three months ended June 30, 2010 was $43,000, as compared to $0 for the three months ended June 30, 2009. Other expense relates to accretion on the convertible notes and amortization of debt issuance costs paid to third parties. We did not have the convertible notes or long-term debt in 2009.

Interest Expense

Interest expense for the three months ended June 30, 2010 was $406,000, as compared to $65,000 for the three months ended June 30, 2009. The increase in interest expense was due to the interest charged on the long-term debt using the effective interest method, offset by a slight decrease in the amount of interest charged on the ARS Loan. In 2009 interest expense was only comprised of interest charged on the ARS Loan.

Other Income

Other income for the three months ended June 30, 2010 was $201,000, as compared to $249,000 for the three months ended June 30, 2009. The decrease is due to a decrease in interest income due to less yield earned on invested balances.

Comparison of the Six Months Ended June 30, 2010 and 2009

Revenues

There were no revenues for the six months ended June 30, 2010 or June 30, 2009.

Research and Development

Research and development expenses for the six months ended June 30, 2010 were $5.3 million, a decrease of $0.5 million when compared to $5.8 million for the six months ended June 30, 2009. This decrease in research and development expenses was due to a decrease of $0.2 million in spending on our prioritized asset MN-221 for the treatment of acute exacerbations of asthma due to slowed enrollment in our on-going MN-221-CL-007 clinical trial set in the emergency department and a decrease of $0.3 million primarily in unallocated research and development expenses due to a reduction in headcount.

General and Administrative

General and administrative expenses were $4.1 million for the six months ended June 30, 2010, a decrease of $0.3 million when compared to $4.4 million for the six months ended June 30, 2009. This decrease in general and administrative expenses was due primarily to a decrease in fees paid for legal and accounting services due to the completion of the Avigen transaction in 2009.

Impairment Charge/Gain, net, on Investment Securities

Net gain on investment securities for the six months ended June 30, 2010 was $57,000, as compared to a net gain on investment securities of $141,000 for the six months ended June 30, 2009. The net gain for the six months ended June 30, 2010, was a result of the recapture of loss related to UBS ARS previously written down to fair market value, but, redeemed at par value, offset by the corresponding impairment charge on the linked ARS Put, whereas the net gain in the prior year quarter was a result of an increase in fair market value of our ARS based on our discounted cash flow model.

Foreign Exchange Loss/Gain

Foreign exchange loss for the six months ended June 30, 2010 was $2,000, as compared to a foreign exchange gain of $9,000 for the six months ended June 30, 2009. The foreign exchange loss was a result of the revaluation of Japanese yen-denominated liabilities in which the U.S. dollar continued to weaken against the Japanese yen over the first six months of 2010, whereas in the first six months of 2009, the revaluation of the outstanding euro-denominated invoice resulted in the foreign exchange gain due to the strengthening of the U.S. dollar against the euro at March 31, 2009 being greater than the weakening of the U.S dollar against the euro at June 30, 2009.

Other Expense

Other expense for the six months ended June 30, 2010 was $75,000, as compared to $0 for the six months ended June 30, 2009. Other expense relates to accretion on the convertible notes and amortization of debt issuance costs paid to third parties. We did not have the convertible notes or long-term debt in 2009.

Interest Expense

Interest expense for the six months ended June 30, 2010 was $450,000, as compared to $108,000 for the six months ended June 30, 2009. The increase in interest expense was due to the interest charged on the long-term debt using the effective interest method, offset by a slight decrease in the amount of interest charged on the ARS Loan. In 2009 interest expense was only comprised of interest charged on the ARS Loan.

Other Income

Other income for the six months ended June 30, 2010 was $362,000, as compared to $509,000 for the six months ended June 30, 2009. The decrease is due to a decrease in interest income due to less yield earned on invested balances.

Liquidity and Capital Resources

Since our inception, we have primarily financed our operations through the private placement of our equity securities, the public sale of our common stock, long-term debt, the conversion of convertible notes to our common stock and the exercise of founders’ warrants, net of treasury stock repurchases. Through June 30, 2010, we received estimated proceeds of $201.6 million from the sale of equity securities, the exercise of warrants and stock options and employee stock purchases and proceeds of $1.8 million from the conversion of convertible notes into our common stock. In addition through June 30, 2010 we procured long-term debt of $15.0 million in gross proceeds.

At June 30, 2010, we had $34.8 million in cash, cash equivalents, investment securities—current and an ARS put, net of ARS loan, as compared to $28.4 million as of December 31, 2009, which increase of $6.4 million was primarily a result of the long-term debt, offset by our net loss. At June 30, 2010, $9.9 million of our ARS consisted primarily of government-guaranteed student loan securities and $1.8 million of our ARS consisted of private placement securities. None of the underlying collateral for our ARS consisted of subprime mortgages or collateralized debt obligations. Based on our discounted cash flow model, our current investment securities consisting of ARS, which were designated as trading securities, decreased in fair value by $301,000, for the three months ended June 30, 2010, which net the recapture of loss (gain) of $1.6 million which we recorded in our consolidated statement of operations to account for previously written down UBS ARS redeemed at par value during the quarter. In addition, we also recorded a loss of $1.2 million, for the three months ended June 30, 2010, on the linked ARS Put to decrease its carrying value.

The fair value of our ARS and the ARS Put are based in part on management’s estimates and assumptions. In the event of actual market exchanges, if any, these assumptions may prove materially different from those assumed in our valuation models and amounts may be materially different than our estimates. For example, a reduction of the expected term to redemption by two years for our ARS portfolio yielded in our models an increase in valuation of our ARS of $0.7 million and an increase in expected term to redemption by two years for our ARS portfolio yielded in our models a decrease in valuation of our ARS of $0.7 million. Other factors that may impact the valuation of our ARS and the ARS Put include changes to the credit quality of the underlying assets, discount rates, counterparty risk and the condition of the overall credit market.

Based on our discounted cash flow model, our long-term investment securities, which were designated as trading securities, decreased in fair value and resulted in the recording of an impairment charge of approximately $27,000, for the three months ended June 30, 2010, in our consolidated statement of operations to decrease their carrying value.

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

Our ARS Loan balance was $2.0 million at June 30, 2010. For the three months ended June 30, 2010, $12.3 million of our current investment securities were redeemed at par value, with the proceeds used to pay down the outstanding ARS Loan balance. On June 30, 2010, we exercised our ARS Put. The ARS Put was settled on

July 1, 2010, in which we received net proceeds of $9.5 million after paying off our ARS Loan and we recorded a gain of approximately $77,000. We invested the net proceeds received in money market funds. The line of credit associated with the ARS Loan was cancelled on July 2, 2010.

Net cash used in operating activities increased to $10.3 million for the six months ended June 30, 2010 from $8.6 million for the six months ended June 30, 2009. The increase was primarily a result of the payment of legal and CRO invoices and accrued compensation expenses. Net cash provided by investing activities increased to $15.5 million for the six months ended June 30, 2010, as compared to $87,000 of net cash provided by investing activities for the six months ended June 30, 2009. The increase was primarily due to the par redemptions of current investment securities and the sale of one of our long-term investment securities at less than par. Net cash provided by financing activities was $0.9 million for the six months ended June 30, 2010, compared to net cash provided by financing activities of $17.9 million for the six months ended June 30, 2009. The decrease was primarily due to the partial repayment of the ARS Loan which was put into service in the first quarter of 2009, offset by proceeds received from the long-term debt and the conversation of convertible notes.

We have consumed substantial amounts of capital since our inception. We do not have any material commitments for capital expenditures and our current cash, cash equivalents and the ARS Loan are our principal sources of liquidity as we cannot be assured of future conversion of the convertible notes into our common stock. We believe that our existing cash, cash equivalents and current investment securities, net of the ARS Loan, as of June 30, 2010, will be sufficient to fund our anticipated operating requirements, including our currently on-going research and development activities, and debt repayment in the event of default, at a minimum, through June 30, 2011. We anticipate that we will require additional funding in the future to fund our operations and intended research and development activities.

Our future uses and capital requirements will depend on many factors, including following:

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

Our investment securities are trading securities and consist solely of ARS, which are debt instruments with long-term maturities in which the interest rates reset in short intervals through “Dutch” auctions by matching buyers and sellers. All of our ARS had AAA ratings at the time of purchase and principally represent interests in government-guaranteed student loans, insurance notes and portfolios of securities (primarily commercial paper). None of the underlying collateral for our ARS consisted of subprime mortgages or collateralized debt obligations. At June 30, 2010, $9.9 million of our ARS consisted primarily of government-guaranteed student loan securities and $1.8 million of our ARS consisted of private placement securities.

The continued negative conditions in the global credit markets have prevented most investors, including ourselves, from liquidating certain holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for the securities. If there is insufficient demand for the securities at the time of the “Dutch” auction, the auction may not be completed and the interest rates may be reset to the maximum interest rate applicable to the specific securities being auctioned as per the official statement issued at the initial bond sale. When auctions for these securities fail, as they continue to in 2010, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or repurchased, sold through a secondary market or mature. For the three months ended June 30, 2010, $12.3 million of ARS were redeemed, all of which was utilized to pay down our ARS Loan.

In the fourth quarter of 2008, we received and accepted the ARS Rights Offer from UBS. Pursuant to the ARS Rights Offer, we received the ARS Put. In January 2009, we were approved by UBS for the ARS Loan in the amount of $15.9 million and drew down the entire preapproved amount. In addition, in February 2009, we borrowed an additional $2.2 million under the ARS Loan, bringing the total amount outstanding under the ARS Loan to $18.1 million, following UBS’ decision to increase our availability under the ARS Loan. Under the ARS Loan program, UBS may demand full or partial payment of the ARS Loan, at its sole option and without cause, at any time. All cash received under the UBS Loan was invested in money market accounts. At June 30, 2010, our outstanding ARS Loan balance was $2.0 million. Because the interest that we pay on the ARS Loan will not exceed the interest that we receive on the ARS pledged as security for the ARS Loan and which are held in the collateral account, we do not believe that this arrangement subjects us to additional interest rate risk. In addition, we repaid the ARS Loan and the associated line of credit was cancelled on July 2, 2010.

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

On August 24, 2009, The Pennsylvania Avenue Funds, an Avigen stockholder, filed a complaint in Alameda County Superior Court alleging that Avigen’s directors breached their fiduciary duties in connection with the proposed transaction with us. On October 15, 2009, The Pennsylvania Avenue Funds filed an amended complaint adding us as a defendant. In the amended complaint, The Pennsylvania Avenue funds alleged, among other things, that we aided and abetted the alleged breach of fiduciary duties by the Avigen directors. Avigen and The Pennsylvania Avenue Funds have signed a stipulation of settlement agreement and moved the court for preliminary approval. The Court heard oral arguments on the Motion for Preliminary Approval of Settlement and held a case management conference on March 8, 2010, during which it raised a few issues regarding the settlement provisions. On April 6, 2010, the Superior Court for the State of California for the County of Alameda approved the preliminary settlement and set a final settlement hearing for June 24, 2010. Under the terms of the Stipulation of Settlement, Avigen agreed not to oppose a fee motion by counsel to The Pennsylvania Avenue Funds for fees and expenses in the amount not to exceed $140,000 and a petition by The Pennsylvania Avenue Funds for an incentive award of up to $2,500. On June 24, 2010, the final order and judgment approving final settlement of $140,000 for fees and expenses was received. The petition for the $2,500 incentive award was denied. Avigen’s insurance carrier paid the $140,000 balance due to The Pennsylvania Avenue Funds on July 2, 2010.

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

We are a development stage biopharmaceutical company with a limited operating history. We have incurred significant net losses since our inception. For the three months and six months ended June 30, 2010, we had a net loss of $4.3 million and $9.5 million, respectively, and our accumulated deficit was approximately $256.8 million. If we are successful in raising additional capital to support the expansion of our business, our annual net losses may increase over the next several years as we expand our infrastructure and incur significant costs related to the development of our product candidates.

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

To date, we have funded our operations primarily from sales of our securities and, to a lesser extent, debt financing. We have not received, and do not expect to receive for at least the next several years, if at all, any revenues from the commercialization of our product candidates. Our only source of revenues since inception has been from development management services rendered to Asahi Kasei Pharma Corporation and Argenes, Inc., both Japanese pharmaceutical companies, in connection with their clinical development of pharmaceutical product candidates. We completed our agreement with Asahi Kasei Pharma Corporation and terminated our agreement with Argenes, Inc.; therefore, we will not generate any further revenues from these agreements. We anticipate that, prior to our commercialization of a product candidate, out-licensing upfront and milestone payments will be our primary source of revenue. To obtain revenues from sales of our product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing drugs with commercial potential. We may never succeed in these activities, and we may not generate sufficient revenues to continue our business operations or achieve profitability.

We are largely dependent on the success of our two prioritized product candidates, MN-221 and MN-166/AV411, and we cannot be certain that either of these product candidates will receive regulatory approval or be successfully commercialized.

We currently have no products for sale, and we cannot guarantee that we will ever have any drug products approved for sale. The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and comparable regulatory authorities in other countries. We are not permitted to market any of our product candidates in the United States until we submit and receive approval of a New Drug Application, or NDA, for a product candidate from the FDA or its foreign equivalent from a foreign regulatory authority. Obtaining FDA approval is a lengthy, expensive and uncertain process. We currently have two prioritized product candidates, MN-221 for the treatment of acute exacerbations of asthma and COPD exacerbations and MN-166/AV411, a combined ibudilast product development program covering MS and other CNS disorders and the success of our business currently depends on their successful development and commercialization. Neither of these product candidates has completed the clinical development process; therefore, we have not submitted an NDA or foreign equivalent or received marketing approval for either of these two prioritized product candidates. In addition, we are not currently planning to pursue any further significant clinical development of MN-166/AV411 until such time that we are able to secure a strategic collaboration to advance the combined development programs, which may delay or impede the process of completing clinical trials and seeking regulatory approval for this product candidate. We also cannot assure you that we will be able to secure such a strategic collaboration on attractive financial and other terms, or at all.

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

If we experience delays in the commencement or completion of our clinical trials, we could incur significantly higher product development costs and our ability to obtain regulatory approvals for our product candidates could be delayed or limited. The commencement and completion of clinical trials requires us to identify and maintain a sufficient number of study sites and enroll a sufficient number of patients at such sites. We do not know whether enrollment in our ongoing and planned clinical trials for our product candidates will be completed on time, or whether our additional planned and ongoing clinical trials for our product candidates will be completed on schedule, if at all. For example, in the first half of 2010 we experienced slower than anticipated enrollment of patients for our ongoing Phase II clinical trial evaluating the safety and efficacy of MN-221 in patients with severe, acute exacerbations of asthma for various reasons such as the length of time required to stay in the emergency room, or ER, during the treatment period. We have received approval on a protocol amendment which lessens the patient’s length of stay in the ER and gives the ER physician more control over standard-of-care during the patient’s treatment period. We anticipate with the protocol change and with asthma season upcoming that enrollment will accelerate and complete by early next year.

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

We have consumed substantial amounts of capital since our inception. From our inception to June 30, 2010, we had an accumulated deficit of $256.8 million. Our cash, cash equivalents, investment securities- current and ARS put, net of the ARS Loan, totaled approximately $34.8 million at June 30, 2010. We intend to manage our product development programs such that our existing cash, cash equivalents and investment securities as of June 30, 2010 will be sufficient to meet our operating requirements and debt repayment, in the event of default, through at least June 30, 2011. We have based this estimate on assumptions that may prove to be wrong, and we could spend our available financial resources faster than we currently anticipate. Our future capital requirements will depend on many factors including:

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

Our loan and security agreement with Oxford requires interest payments and, beginning in March 2011, principal repayments, and the agreement contains various covenants that may restrict our business and financing activities.

On May 10, 2010, we entered into the Loan Agreement with Oxford governing the terms of our $15.0 million senior secured credit facility. We are required to pay interest on borrowings on a monthly basis through and including February 1, 2011. Beginning March 1, 2011 through maturity of the loan on August 1, 2013, we will be required to make payments of outstanding principal and interest in 30 equal monthly installments.

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

As of August 13, 2010, we had 22 full-time employees. We may need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. For example, we may hire additional personnel in clinical development, regulatory affairs and business development to further strengthen our core competencies or choose to develop sales, marketing and distribution capabilities for certain of our product candidates. Our need to effectively manage our operations, growth and product development programs requires that we:

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

The Sarbanes-Oxley Act requires that we maintain effective internal controls for financial reporting and disclosure controls and procedures. As a result, we are required to perform an evaluation of our internal control over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of the Sarbanes-Oxley Act. Our efforts to comply with Section 404 and related regulations have required, and continue to require, the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal control over financial reporting and all other aspects of Section 404 applicable to us, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to sanctions or investigations by Nasdaq, the SEC, the OSE or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock. As a smaller reporting company, our report regarding internal control over financial reporting for the year ended December 31, 2009 was not subject to attestation by our registered public accounting firm pursuant to temporary SEC rules. We are not subject to attestation on our report regarding internal control over financial reporting for the year ended December 31, 2010 for SEC reporting; however, it is required for OSE reporting.

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

We may not realize all of the anticipated benefits of the combined clinical development programs based on ibudilast.

We may not be able to successfully secure a strategic collaboration to advance the combined ibudilast development programs. Following completion of the Phase II clinical trial of MN-166 for the treatment of MS in the second quarter of 2008 and the acquisition of AV411 in December 2009, we have not undertaken, nor do we plan to undertake, any further significant clinical development of MN-166/AV411 until such time that we secure a strategic collaboration to advance the combined clinical development of MN-166/AV411 ibudilast-based development program. We cannot assure you that we will be able to secure such a strategic collaboration or otherwise further advance, or recognize value from, a combined MN-166/AV411 clinical development program.

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

Despite the listing of our common stock on the Nasdaq Global Market and the Hercules Market of the Osaka Securities Exchange in Japan, trading volume in our securities has been light and an active trading market may not develop for our common stock. In June 2010, our average trading volume was approximately 2,400 shares per day on the Nasdaq and approximately 10,600 shares per day on the Hercules Market of the Osaka Stock Exchange.

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like us in particular, have historically been highly volatile and may continue to be highly volatile in the future. For example, since the date of our initial public offering in Japan on

February 4, 2005 through June 30, 2010, our common stock has traded as high as approximately $42.00 and as low as approximately $1.40. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Effective November 24, 2006, our board of directors adopted our stockholder rights plan. On March 30, 2007, our stockholders ratified the plan at our annual meeting of stockholders. Under the plan, we declared a dividend distribution of one “right” for each outstanding share of our common stock to stockholders of record at the close of business on December 11, 2006. Since that time, we have issued one right with each newly issued share of common stock. Each right, when exercisable, entitles the holder to purchase from us one one-thousandth (1/1,000) of a share of our Series A Preferred Stock at a purchase price of $77.00, subject to adjustment. In general, under the plan, if a person or affiliated group acquires beneficial ownership of 20 percent or more of our shares of common stock, then each right (other than those held by such acquiring person or affiliated group) will entitle the holder to receive, upon exercise, shares of common stock (or, under certain circumstances, a combination of securities or other assets) having a value of twice the underlying purchase price of the right. In addition, if following the announcement of the existence of an acquiring person or affiliated group we are involved in a business combination or sale of 50 percent or more of our assets or earning power, each right (other than those held by the acquiring person or affiliated group) will entitle the holder to receive, upon exercise, shares of common stock of the acquiring entity having a value of twice the underlying purchase price of the right. The board of directors also has the right, after an acquiring person or affiliated group is identified, to cause each right to be exchanged for common stock or substitute consideration. We may redeem the rights at a price of $0.001 per right prior to the identification of an acquiring person or affiliated group. These rights expired on the date of our 2010 annual meeting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
4.1(1)	Warrant dated May 10, 2010 issued to Oxford Finance Corporation

10.1(1)	Loan and Security Agreement dated May 10, 2010 by and among Registrant, Avigen, Inc. and Oxford Finance Corporation

10.1(2)	Executive Employment Agreement between Registrant and Michael Coffee, dated June 14, 2010.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended June 30, 2010.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended June 30, 2010.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Filed with the Registrant’s Current Report on Form 8-K filed May 14, 2010 and incorporated herein by reference.
(2)	Filed with the Registrant’s Current Report on Form 8-K filed June 16, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: August 16, 2010	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D. President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ SHINTARO ASAKO
Shintaro Asako Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
4.1(1)	Warrant dated May 10, 2010 issued to Oxford Finance Corporation

10.1(1)	Loan and Security Agreement dated May 10, 2010, by and among Registrant, Avigen, Inc. and Oxford Finance Corporation

10.1(2)	Executive Employment Agreement between Registrant and Michael Coffee, dated June 14, 2010.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended June 30, 2010.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended June 30, 2010.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Filed with the Registrant’s Current Report on Form 8-K filed May 14, 2010 and incorporated herein by reference.
(2)	Filed with the Registrant’s Current Report on Form 8-K filed June 16, 2010 and incorporated herein by reference.