Form 10-Q
period 2010-09-30
MEDICINOVA INC
filed 2010-11-15
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

As of November 8, 2010, the registrant had 12,436,381 shares of Common Stock ($0.001 par value) outstanding.

MEDICINOVA, INC.

(a development stage company)

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,163,034	$19,241,581
Investment securities-current (Note 3)	840,000	24,254,987
ARS put-current (Note 3)	—	2,557,007
Restricted cash (Note 2)	28,374,673	—
Restricted investment (Note 2)	636,405	—
Restricted letter of credit (Note 2)	500,418	—
Prepaid expenses and other current assets	766,685	869,649

Total current assets	62,281,215	46,923,224
Restricted cash (Note 2)	—	30,045,965
Restricted investment (Note 2)	—	676,499
Restricted letter of credit (Note 2)	—	500,042
In-process research and development (Note 2)	4,800,000	4,800,000
Goodwill (Note 2)	9,368,205	9,142,205
Property and equipment, net	76,175	153,547
Long-term investments (Note 3)	—	2,085,425
Other assets (Note 4)	146,353	—

Total assets	$76,671,948	$94,326,907

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$578,882	$1,300,271
Convertible Notes (Note 2)	28,280,769	—
ARS loan payable (Note 3)	—	17,605,485
Current portion of long-term debt (Notes 3, 4)	3,543,047	—
Escrow holdback (Note 2)	268,418	1,094,045
Accrued expenses	1,213,028	1,276,036
Accrued compensation and related expenses	261,301	1,146,960

Total current liabilities	34,145,445	22,422,797
Management transition plan liability (Note 2)	636,405	676,499
Deferred tax liability (Note 2)	1,956,000	1,956,000
Convertible notes (Note 2)	—	29,258,137
Long-term debt, less current portion (Notes 3, 4)	10,716,165	—

Total liabilities	47,454,015	54,313,433

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value; 500,000 shares authorized at September 30, 2010 and December 31, 2009; no shares outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized at September 30, 2010 and December 31, 2009; 12,469,214 and 12,172,510 shares issued at September 30, 2010 and December 31, 2009, respectively, and 12,425,479 and 12,122,217 shares outstanding at September 30, 2010 and December 31, 2009, respectively	12,469	12,170
Additional paid-in capital	293,006,831	288,652,712
Accumulated other comprehensive loss	(56,404)	(64,914)
Treasury stock, at cost; 43,735 shares at September 30, 2010 and 50,293 shares at December 31, 2009	(1,197,935)	(1,235,395)
Deficit accumulated during the development stage	(262,547,028)	(247,351,099)

Total stockholders’ equity	29,217,933	40,013,474

Total liabilities and stockholders’ equity	$76,671,948	$94,326,907

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from September 26, 2000 (inception) to September 30, 2010
	2010	2009	2010	2009
Revenues	$—	$—	$—	$—	$1,558,227
Operating expenses:
Cost of revenues	—	—	—	—	1,258,421
Research and development	2,177,204	2,379,588	7,431,178	8,226,305	151,977,045
General and administrative	1,971,083	2,563,772	6,105,319	6,926,849	95,132,317

Total operating expenses	4,148,287	4,943,360	13,536,497	15,153,154	248,367,783

Operating loss	(4,148,287)	(4,943,360)	(13,536,497)	(15,153,154)	(246,809,556)
(Impairment charge)/gain, net, on investment securities	(869,767)	72,967	(813,225)	213,792	(1,762,960)
Foreign exchange gain/(loss)	3,024	(11,600)	1,295	(2,423)	(100,486)
Other expense	(52,939)	—	(127,570)	—	(127,570)
Interest expense	(659,282)	(63,992)	(1,109,725)	(171,592)	(1,352,097)
Other income	33,213	151,425	395,623	660,595	19,015,159
Income taxes	(6,581)	(527)	(5,830)	(532)	(46,396)

Net loss	(5,700,619)	(4,795,087)	(15,195,929)	(14,453,314)	(231,183,906)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	(98,445)
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	—	—	—	—	(31,264,677)

Net loss applicable to common stockholders	$(5,700,619)	$(4,795,087)	$(15,195,929)	$(14,453,314)	$(262,547,028)

Basic and diluted net loss per common share	$(0.46)	$(0.40)	$(1.23)	$(1.20)

Shares used to compute basic and diluted net loss per common share	12,453,569	12,119,511	12,387,979	12,088,029

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,		Period from September 26, 2000 (inception) to September 30, 2010
	2010	2009
Operating activities:
Net loss	$(15,195,929)	$(14,453,314)	$(231,183,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,600,960	1,884,535	47,908,558
Depreciation and amortization	89,643	169,847	1,884,941
Amortization of premium/discount on investment securities, convertible notes and debt discount and issuance costs	395,993	—	(2,080,432)
Impairment charge/(gain), net on investment securities and ARS put	813,225	(213,793)	1,762,964
Loss on disposal of assets	2,026	11,058	14,023
Impairment of sublease	—	—	35,259
Changes in operating assets and liabilities:
Prepaid expenses and other assets	102,964	(174,652)	(729,736)
Accounts payable, accrued expenses, income taxes payable and deferred rent	(775,889)	507,503	1,529,201
Accrued compensation and related expenses	(885,659)	(271,817)	165,160
Restricted assets	(45,787)	—	(45,787)
Escrow holdback liability	(140,119)	—	(140,119)
Management transition plan liability	(40,094)	—	(40,094)

Net cash used in operating activities	(14,078,666)	(12,540,633)	(180,919,968)

Investing activities:
Cash paid for acquired business, net of acquired cash	(226,000)	—	(2,597,749)
Purchases of investment securities	—	—	(377,205,766)
Maturities or sales of investment securities	27,244,194	846,846	377,050,489
Acquisition of property and equipment	(14,299)	(16,480)	(2,267,243)
Proceeds from sales of property and equipment	—	—	256,845

Net cash provided by (used in) investing activities	27,003,895	830,366	(4,763,424)

Financing activities:
Net proceeds from debt	14,670,000	—	14,670,000
Net proceeds from the sale of common stock	135,395	325,195	121,432,318
Proceeds from conversion of convertible notes	1,758,854	—	1,758,854
Sale of preferred stock, net of issuance costs	—	—	80,216,971
(Repayments of) proceeds from ARS loan, net	(17,605,485)	17,650,538	—
Purchase of treasury stock, net of employee stock purchases	37,460	81,967	(1,231,717)

Net cash (used in) provided by financing activities	(1,003,776)	18,057,700	216,846,426

Net increase in cash and cash equivalents	11,921,453	6,347,433	31,163,034
Cash and cash equivalents, beginning of period	19,241,581	19,297,284	—

Cash and cash equivalents, end of period	$31,163,034	$25,644,717	$31,163,034

Supplemental disclosure of non-cash financing and operating activities:
Conversion of convertible preferred stock into common stock upon IPO	$—	$—	$43,515,677

Restricted assets, cash unrestricted upon conversion of convertible notes	$1,758,854	$—	$1,758,854

Escrow holdback, issuance of additional convertible notes upon release of escrow funds	$(685,917)	$—	$(685,917)

Income taxes paid	$6,581	$—	$49,338

Interest paid	$841,303	$171,060	$1,076,667

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

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flow for the interim period presented have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other period. For further information, see the financial statements and disclosures thereto for the year ended December 31, 2009 in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 24, 2010.

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

We have sustained operating losses since inception and expect such losses to continue over the next several years. Management plans to continue financing the operations with equity issuances, debt arrangements or a combination thereof. We expect current working capital to be sufficient to fund our operations inclusive of planned research and development activities, inclusive of debt repayment in the event of default, through at least September 30, 2011. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or implement a reduction in workforce.

Reclassifications

Certain amounts in the consolidated statements of operations for the three and nine month periods ended September 30, 2009 and the consolidated statement of cash flows for the nine months ended September 30, 2009 and the period from September 26, 2000 (inception) to September 30, 2010 have been reclassified to conform the presentation of interest expense, other expense and other income.

New Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2010-12, which indicates that the Securities and Exchange Commission (“SEC”) staff would not object to incorporating the effects of the Health Care and Education Reconciliation Act of 2010 (which was enacted on March 30, 2010) when accounting for the Patient Protection and Affordable Care Act (which was enacted on March 23, 2010). This view is based partly on the SEC’s understanding that the two aforementioned acts, when taken together, represent the current health care reforms as passed by Congress and signed by the President. We have performed an initial review of the two acts, and we do not believe that either will have a material impact on our consolidated results of operations or financial condition. Our belief is based on the fact that: we are a development stage biopharmaceutical whose lead drug candidates are in Phase II of development and we have no other revenue generating products; therefore the pharmaceutical industry fee should not be applicable to us, nor would we be impacted by the drug subsidy changes; we have less than 25 employees so the fee for health plans will have minimal impact to our operating expenses; we do not have “high-cost” coverage health plans, nor do we offer retiree medical benefits; thus, the fees and the changes related to these would not impact our operating expenses, and, with regard to the limit on tax-deductible employee compensation this should not impact our tax position as we are currently a net loss company and will continue to be a net loss company in the foreseeable future. The health care reforms also provide for a “new investment tax credit for qualified therapeutic discovery,” for which we submitted an application on July 16, 2010. In October 2010, we were notified that our application for a grant payment under the investment tax credit for qualified therapeutic discovery was not approved by the Department of Health and Human Services.

In April 2010, the FASB issued ASU No. 2010-17, which codifies the consensus reached in EITF No. 08-9, which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive. The amendments in this ASU are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. Adoption of this standard did not have a material effect on our consolidated results of operations or financial condition.

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

The following table reconciles the December 31, 2009 acquisition related balances with their respective balances at September 30, 2010:

	Carrying Value at 12/31/09	Value of Notes Converted and Fractional Share Payout 1/1/10-9/30/10(9)	Interest Earned 1/1/10-9/30/10(10)	Other Expense (Accretion) 1/1/10-9/30/10(11)	Other Activity 1/1/10-9/30/10		Carrying Value at 9/30/10
Restricted cash(1)					$226,000	(6)
	$30,045,965	$(1,759,294)	$2,121	$—	$(140,119	)(13)	$28,374,673

Restricted investment(2)	$676,499	$—	$35	$—	$(40,129	)(12)	$636,405

Restricted letter of credit(3)	$500,042	$—	$376	$—	$—		$500,418

IPR&D(4)	$4,800,000	$—	$—	$—	$—		$4,800,000

Goodwill(5)	$9,142,205	$—	$—	$—	$226,000	(6)	$9,368,205

Escrow holdback(6)					$140,119	(13)
	$(1,094,045)	$—	$(409)	$—	$685,917	(14)	$(268,418)

Management transition plan liability(2)	$(676,499)	$—	$(35)	$—	$40,129	(12)	$(636,405)

Deferred tax liability(7)	$(1,956,000)	$—	$—	$—	$—		$(1,956,000)

Convertible notes(8)	$(29,258,137)	$1,759,294	$(2,088)	$(93,921)	$(685,917	)(14)	$(28,280,769)

(1)	Restricted cash consists of cash held in a separate trust account, managed by a third-party, in connection with the $32.4 million of cash funded by Avigen and the $3.0 million of cash paid by us, or the First Payment Consideration, less the $6.0 million paid out to Avigen shareholders who elected a cash payout at the merger closing date and the Second Payment Consideration described in (6) below.
(2)	Restricted investment consists of cash held in an irrevocable grantor trust, or rabbi trust, which is intended to fund benefit obligations under the Avigen, Inc. Management Transition Plan, or MTP. These funds represent reserves for benefits eligible to terminated employees as defined by the MTP. Accordingly, we booked the associated MTP liability. Upon termination of the trust, these funds are to be paid to the former Avigen stockholders on a pro rata basis.
(3)	Restricted letter of credit consists of cash provided as a credit guarantee and security for an irrevocable letter of credit related to Avigen’s original lease of office space which expires November 30, 2010. Any funds remaining after the letter of credit expires will revert to the escrow holdback account described below.
(4)	In-process research and development (“IPR&D”) represents an estimate of fair value of in-process technology related to Avigen’s AV411 program, which at the merger closing date, had not received U.S. Food and Drug Administration (“FDA”) approval for any indication. As such, pursuant to ASC 805, amortization of the IPR&D will not occur until it reaches market feasibility. The annual test date for IPR&D impairment is December 31. During the nine months ended September 30, 2010 and through the date of this report, there were no triggering events, market conditions or other factors that would indicate possible or actual impairment of IPR&D.
(5)	We included in the purchase price of Avigen the fair value of the aggregate merger consideration, which included both the convertible notes associated with the First Payment Consideration described in (1) above and the Second Payment Consideration described in (6) below, the $3.0 million cash paid by us and the conversion feature on the convertible notes. As such, we originally recorded $9.1 million of goodwill related to the excess purchase price over the assigned values of the net assets acquired. See Second Payment Consideration reconciliation discussion, described in (6) below, for the increase in goodwill to $9.4 million. The goodwill was primarily a direct result of the fair value of the conversion feature of the convertible notes. The annual test date for goodwill impairment is December 31. During the nine months ended September 30, 2010 and through the date of this report, there were no triggering events, market conditions or other factors that would indicate possible or actual impairment of goodwill.
(6)	At the closing of the merger, we and Avigen funded $1,500,000 in a combination of cash and a letter of credit in a separate escrow account, or Second Payment Consideration, pursuant to an escrow agreement. The Second Payment Consideration is considered the “escrow holdback.” We and Avigen identified certain additional liabilities of approximately $400,000 prior to closing of the Merger. As such, in accordance with the procedures set forth in the escrow agreement, $400,000 was released from the escrow account in satisfaction of these additional liabilities. At acquisition date, we recorded the escrow holdback in our consolidated balance sheet at fair value. Upon reconciliation of the escrow holdback, we recorded an increased goodwill by $226,000. We deemed this amount inconsequential to the overall financial statements and we accounted for this change prospectively. In addition, the $226,000 was deposited into restricted cash.
(7)	The deferred tax liability represents the book to tax basis difference related to IPR&D acquired through the acquisition of Avigen.
(8)

At the closing of the merger, we and American Stock Transfer & Trust Company, LLC, as trustee, entered into an indenture governing the terms of the convertible notes. Under the terms of a separate trust agreement, $29.4 million, which represents the initial principal amount of the convertible notes, or 83% of the First Payment Consideration, was deposited with a trust agent for the benefit of the holders and us (the amount of such deposit together with interest accrued and capitalized thereon, the Property). See (11) below which discusses the discount on the convertible notes. At the election of the respective convertible note holders, the convertible notes can be converted into our common stock at the conversion price of $6.80 per share. Upon maturity of the convertible notes on June 18, 2011, the 18-month anniversary of the closing of the merger, we will use the Property to pay the principal amount of, and accrued interest on, the remaining convertible notes. For the three months and nine months ended September 30, 2010, $711 and $2,088, respectively, was the amount of interest capitalized on the convertible notes.

(9)	During the three months and nine months ended September 30, 2010, 1,274 and 258,655, respectively, shares of our common stock were issued in connection with the conversion of convertible notes to our common stock at a conversion price of $6.80, with any fractional shares being paid out of restricted cash. The $8,663 and approximately $1.8 million of proceeds received during the three and nine months ended September 30, 2010, respectively, as a result of the convertible notes conversions into our common stock were deposited into a money market account and recorded as cash and cash equivalents in our consolidated balance sheet at September 30, 2010.
(10)	Interest earned on the restricted cash, investment and letter of credit balances is added to the principal of the respective liability accounts.
(11)	At December 31, 2009, the fair value of the convertible notes was less than their face value. As a result, over the term of the convertible notes (18 months) we will accrete the discount on the convertible notes with the offset being charged to other expense.
(12)	The reduction in restricted investments and MTP liability relate to the payout of eligible benefits to terminated employees.
(13)	Pursuant to the first payment release out of the escrow holdback account in July 2010, we paid $140,119 which represents the cash paid to Avigen shareholders who elected a cash payment.
(14)	Pursuant to the first payment release out of the escrow holdback account in July 2010, we issued $685,917 in principal of additional convertible notes to Avigen shareholders who elected for convertible notes in lieu of a cash payment.

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

At September 30, 2010, cash and cash equivalents (instruments with maturities of three months or less at the date of purchase) were $31.2 million and primarily invested in money market accounts. At September 30, 2010, restricted cash, restricted investments and restricted letter of credit were $29.5 million and primarily invested in money market funds. We measure our cash equivalents, restricted letter of credit, restricted cash and restricted investments (each current assets) on a recurring basis and the fair value of these assets is based on Level 1 criteria in which their carrying amount is a reasonable estimate of their fair value based on daily quoted market prices.

In August 2008, UBS, the brokerage firm through which we purchased the majority of our investment securities, all of which were auction rate securities, or ARS, entered into a settlement with the SEC, the New York Attorney General and other state agencies, or UBS ARS Rights Offer. Under the settlement, we received the right to sell to UBS the ARS held in accounts with UBS at par value at any time during the period beginning June 30, 2010 and ending July 2, 2012. The right to sell the ARS back to UBS is considered an ARS Put. As part of the settlement, UBS also offered to us a no net cost loan program, or ARS Loan, whereby we would be able to borrow up to 75 percent of the market value, as determined by UBS at its sole discretion, of our ARS that have been pledged as collateral at an interest cost that would not exceed the interest being paid on the underlying ARS investments. At September 30, 2010, we no longer held any investment securities originally purchased by UBS and we no longer held the ARS Put. In July 2010, the UBS ARS and the ARS Put were redeemed at par value by UBS and the associated ARS Loan was repaid.

At September 30, 2010, we reclassified our long-term investments which consisted of ARS that principally represented interests in insurance notes and portfolios of securities (primarily commercial paper) to current investments because we no longer had the intent to hold these securities for more than a year. In addition, the fair market value of these investment securities were no longer determined on a Level 3 basis, but rather on a Level 2 basis based on indicative liquidation quotes in an inactive market.

At September 30, 2010, our total ARS portfolio of $0.8 million at fair value ($2.2 million at par value) consisted entirely of private placement investment securities. None of the underlying collateral of these securities consisted of subprime mortgages or collateralized debt obligations. These securities had been designated as trading investment securities at December 31, 2008; therefore, any additional increase or decrease in the fair value of our investment securities is recorded as either a gain or an impairment charge, respectively, in our consolidated statement of operations. For the three and nine months ended September 30, 2010, we recorded a net impairment charge on our investment securities of approximately $0.9 million and $0.8 million, respectively, to reduce the carrying value of our investment securities portfolio. The table below reconciles fair value of our ARS trading investment securities and the ARS Put at December 31, 2009 with fair value at September 30, 2010:

	Fair Value at 12/31/09	Transfers (out) of Level 3 and long-term asset/in to Level 2 and current asset 1/1/10-9/30/10	Sales/ Redemptions 1/1/10-9/30/10	Impairment Charge 1/1/10-9/30/10	Gain 1/1/10-9/30/10	Fair Value at 9/30/10
Investment securities-current asset(1)	$24,254,987	$840,000	$(26,950,000)	$(542,255)	$3,237,268	$840,000

Investment securities-long-term asset(2)	$2,085,425	$(840,000)	$(294,194)	$(956,111)	$4,880	$—

ARS Put-current asset(3)	$2,557,007	$—	$—	$(2,785,978)	$228,971	$—

(1)	Aggregated fair value of the investment securities- current asset was previously determined on a Level 3 basis based on a discounted cash flow model, which employed liquidity discounts and included assumptions regarding future cash flows and the likelihood of the redemption or refinancing of such ARS. At September 30, 2010, we no longer held investment securities- current asset associated with the UBS ARS Rights Offer. We initiated the redemption of these ARS on June 30, 2010, with settlement occurring on July 1, 2010. At September 30, 2010, we reclassified the long-term private placement investment securities to current assets. See discussion below on their fair market valuation.
(2)	Aggregated fair value of the long-term private placement investment securities was previously determined on a Level 3 basis based on a discounted cash flow model, which employed liquidity discounts and included assumptions regarding future cash flows and the likelihood of the redemption or refinancing of such ARS. At September 30, 2010, we had determined that we no longer had the intent to hold these investment securities for more than a year. At September 30, 2010, fair value of these securities was based on quotes received from investment brokers assuming liquidation of these assets in a short time frame (within a month). We believe the liquidation value of these investment securities fairly approximated their fair value as we recorded a gain of approximately $28,000 upon sale of these investment securities in October 2010.
(3)	We elected to measure the ARS Put under the fair value option of ASC 825, authoritative guidance on financial instruments (formerly SFAS No. 159), to mitigate the volatility in reported earnings due to the linkage of our UBS ARS and the ARS Put. Fair value of the ARS Put, was previously determined on a Level 3 basis based on a discounted cash flow model, which employed a liquidity discount taking into consideration UBS’s cost of capital. At September 30, 2010, we no longer held the ARS Put as it was redeemed by UBS on July 1, 2010.

The following table presents our financial instruments measured at fair value on a non-recurring basis classified by the fair value measurements and disclosures valuation hierarchy:

	As of September 30, 2010
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Current liabilities:
Escrow holdback (1, 3)	$268,418	$—	$—	$268,418
Current portion of long-term debt (4)	3,543,047	—	—	3,543,047
Convertible notes (1, 2)	28,280,769	—	—	28,280,769

Total current liability	$32,092,234	$—	$—	$32,092,234

Non-current liability:
Long-term debt, less current portion (4)	$10,716,165	$—	$—	$10,716,165

Total non-current liability	$10,716,165	$—	$—	$10,716,165

(1)	The fair value of the convertible notes and escrow holdback and their related conversion feature was based on a binomial option pricing model (“BOPM”). Assumptions used in the BOPM included the maturity date of the convertible notes and the escrow holdback, the time between nodes, volatility, face value of the convertible notes and the escrow holdback at the merger closing date and the risk-free rate. The maturity date utilized was 1.5 years based on the maturity of the notes in June 2011. As our projected period was 1.5 years we used the average of the one and two year U.S. Treasury bonds as of the closing date and we based volatility on the historical volatility of publicly-traded comparable companies to Avigen and our stock price volatility. See Notes to Consolidated Financial Statements- Note 2, Avigen Transaction in our Annual Report on Form 10-K for further information on the BOPM.
(2)	Although we recorded the convertible notes as a liability upon merger closing on December 18, 2009, following ASC 805, the fair value of the conversion feature was accounted for within equity and will not be re-measured during interim periods and subsequent settlements (conversions to our stock) will be accounted for in equity. See Note 2, Avigen Transaction, above for information on the activity impacting the convertible notes liability during the nine months ended September 30, 2010.
(3)	Although we recorded the escrow holdback as a liability upon merger closing on December 18, 2009, following ASC 805, the fair value of the conversion feature was accounted for within equity and will not be re-measured during interim periods and subsequent settlements (conversions to our stock) for those who elected convertible notes will be accounted for in equity. See Note 2, Avigen Transaction, above for information on the activity impacting the escrow holdback liability during the nine months ended September 30, 2010.
(4)	The carrying value of the long-term debt- current portion and non-current portion- approximates fair value. See Note 4, Long-term Debt, below for further information regarding the valuation of the long-term debt.

4. Long-term Debt

On May 10, 2010, we entered the Loan Agreement with Lender, under which we borrowed $15.0 million.

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

The Loan Agreement also requires that on or before March 31, 2011 we must have either (i) entered into a collaboration, joint venture or partnership with a non-affiliate providing for up-front cash proceeds to us (with such proceeds received on or before March 31, 2011) of not less than $15.0 million from either or a combination of an upfront payment(s) or proceeds from the sale or conversion of our securities issued in connection therewith or (ii) received positive Phase IIB data on MN-221, as defined in a completed partnership or joint venture agreement relating to MN-221, or had a positive end-of-phase II meeting with the FDA and obtained the approval of the board of directors to proceed to Phase III with MN-221. A failure to meet the Loan Agreement requirements by March 31, 2011, would result in an immediate requirement for Loan repayment (as well as an increase in interest rate). As of September 30, 2010, we were in compliance with the Loan Agreement covenants.

We are required to pay interest on borrowings on a monthly basis through and including February 1, 2011. Beginning March 1, 2011 through maturity of the loan on August 1, 2013, we will be required to make payments of outstanding principal and interest in 30 equal monthly installments. The stated interest rate on the loan is 12.87 percent. The effective interest rate on the debt financing is calculated to be 18.14 percent and for the three and nine month period ended September 30, 2010, we recorded total interest expense on this loan of approximately $659,000 and $1.0 million, respectively.

We paid the Lender a facility fee of $150,000 and we have paid outside third parties approximately $180,000 in connection with procuring the loan. We also will pay the Lender a deferred interest payment equal to $450,000, payable on September 30, 2011, provided that a pro rata portion of such deferred interest payment shall be paid upon any prepayment of the loan. In addition, if we prepay all or a portion of the loan prior to maturity, we will pay the Lender a prepayment penalty of three percent of the total amount prepaid if the prepayment occurs prior to May 10, 2011, two percent of the total amount prepaid if the prepayment occurs between May 11, 2011 and May 10, 2012 and one percent of the total amount prepaid if the prepayment occurs on or after May 10, 2012.

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

We accounted for the interest on the long-term debt using the effective interest method wherein we treated the debt issuance costs paid directly to the lender (financing fees) and the relative fair value of the warrants issued to the lender as a discount on the debt (or a contra liability) and we treated the debt issuance costs paid to third parties (primarily legal fees) as an other asset in our consolidated balance sheet. The amortization of the debt discount is recorded as interest expense and the amortization of the debt issuance costs paid to third parties is recorded as other expense in our consolidated statement of operations. The table below summarizes the long-term debt activity recorded during the nine months ended September 30, 2010:

	Gross Amount 5/10/10	Amortization (Interest Expense) 5/10/10-9/30/10	Amortization (Other Expense) 5/10/10-9/30/10	Carrying Value 9/30/2010
Other Assets:
Debt issuance costs paid to third parties	$180,000	$—	$(33,647)	$146,353

Liability:
Loan	$(15,000,000)	$—	$—	$(15,000,000)
Deferred interest charge	—	(79,766)	—	(79,766)

	$(15,000,000)	$(79,766)	$—	$(15,079,766)

Contra Liability:
Relative fair value of warrants issued to lender (1)	$859,209	$(160,615)	$—	$698,594
Debt issuance costs paid to lender	150,000	(28,040)	—	121,960

	$1,009,209	$(188,655)	$—	$820,554

(1)	The relative fair value of the warrants issued to the lender was calculated using a Black-Scholes valuation model. The risk-free interest rate assumption used is 2.86 percent and is based upon observed risk-free interest rates appropriate for the expected term of the warrants. The expected volatility assumption used is 76 percent and is consistent with the volatility of our common stock based on the historical volatility of our stock since listing on the Nasdaq Global Market in December 2006. We have not paid any dividends on our common stock since our inception, and we do not anticipate paying any dividends on our common stock in the foreseeable future. Therefore, the dividend yield assumption used is zero. The expected term assumption used is seven years, which is the contractual life of the warrants. The fair value of the warrants using Black-Scholes is calculated to be $4.34 per share.

5. Net Loss Per Share

Net loss per share is presented as basic and diluted net loss per share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. For the nine months ended September 30, 2010 and September 30, 2009, respectively, 309,100 and 387,000 of potentially dilutive securities were excluded from determining diluted earnings per share because of their anti-dilutive effect.

6. Comprehensive Income (Loss)

Our comprehensive loss includes unrealized losses on marketable securities and currency translation. The table below sets forth the components of our accumulated other comprehensive loss at:

	September 30, 2010	September 30, 2009
Beginning balance	$(64,914)	$(29,744)
Currency translation	8,510	(30,214)

Ending balance	$(56,404)	$(59,958)

For the nine months ended of September 30, 2010 and 2009, our comprehensive loss was $15,187,419 and $14,483,528, respectively.

7. Share-Based Payments

For the three months ended September 30, 2010 and 2009, share-based compensation expense related to stock options of approximately $0.4 million and $0.5 million, respectively, was recorded as a component of general and administrative expense, and approximately $0.1 million and $0.1 million, respectively, was recorded as research and development expense. For the nine months ended September 30, 2010 and 2009, share-based compensation expense related to stock options of approximately $1.3 million and $1.4 million, respectively, was recorded as a component of general and administrative expense, and approximately $0.3 million and $0.5 million, respectively, was recorded as research and development expense.

During the three months ended September 30, 2010, stock options to purchase 19,420 shares of common stock were exercised for approximately $62,000. During the nine months ended September 30, 2010, stock options to purchase 38,049 shares of common stock were exercised for approximately $135,000. As of September 30, 2010, there was $2.5 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.2 years.

The exercise price of stock options to purchase 525,000 shares of common stock granted during the nine months ended September 30, 2010 was equal to market value on the date of grant and the share-based compensation expense for such stock options is reflected in operating results for the three months and nine months ended September 30, 2010. The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Three Months Ended September 30, 2010 (1)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Risk-free interest rate	—	2.46%	1.37%	1.79%
Expected volatility of common stock	—	73.00%	76.50%	70.00%
Dividend yield	—	0.00%	0.00%	0.00%
Expected option term (in years)	—	4.09	4.40	4.03

(1)	No stock options were granted in the three months ended September 30, 2010.

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

As share-based compensation expense recognized in the accompanying consolidated statement of operations for the three and nine month periods ended September 30, 2010 was based on stock option awards ultimately expected to vest, such expense should be reduced for estimated forfeitures. The authoritative guidance for compensation under ASC 718 (formerly SFAS No. 123R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have very few employees and our stock options vest monthly; therefore, we did not estimate any forfeitures during the nine months ended September 30, 2010, and we will adjust our stock-based compensation expense should any forfeitures occur. The weighted-average fair value of each stock option granted during the nine month period ended September 30, 2010, estimated as of the grant date using the Black-Scholes option valuation model, was $4.02 per stock option, whereas the weighted-average fair value of each stock option granted during the three and nine month periods ended September 30, 2009 was $2.68, per stock option.

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

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrued interest or penalties at September 30, 2010 and we have not recorded any uncertain income tax benefits at September 30, 2010.

9. Commitments and Contingencies

Legal Proceedings

On August 24, 2009, The Pennsylvania Avenue Funds, an Avigen stockholder, filed a complaint in Alameda County Superior Court alleging that Avigen’s directors breached their fiduciary duties in connection with the proposed transaction with us. On October 15, 2009, The Pennsylvania Avenue Funds filed an amended complaint adding us as a defendant. In the amended complaint, The Pennsylvania Avenue funds alleged, among other things, that we aided and abetted the alleged breach of fiduciary duties by the Avigen directors. On June 24, 2010, a final order and judgment approving final settlement of $140,000 was received. The final settlement was paid by Avigen’s insurance carrier on July 2, 2010.

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

A summary of the changes in stock options outstanding under the 2000 Plan and 2004 Plan during the nine months ended September 30, 2010 is as follows:

	Stock Options	Weighted Average Exercise Price
Balance at December 31, 2009	2,055,576	$8.63
Granted	525,000	$6.81
Exercised	(38,049)	$3.55
Cancelled	(206,033)	$8.56

Balance at September 30, 2010	2,336,494	$8.32

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2010 was approximately $39,000. The aggregate intrinsic value of stock options outstanding at September 30, 2010 and exercisable at September 30, 2010 was approximately $1,118,000 and approximately $498,000, respectively. Of the total stock options outstanding as of September 30, 2010, options to purchase 1,538,804 shares of common stock are exercisable, with a weighted average exercise price of $9.78 per share and a weighted average contractual life of 6.4 years.

Employee Stock Purchase Plan (“ESPP”)

The following assumptions were used to value the September 30, 2010 employee stock purchases: a risk-free interest rate of 1.38%, expected volatility of 76%, expected term of six months and a dividend rate of 0%. For the three months ended and nine months ended September 30, 2010, 2,072 shares of common stock and 6,558 shares of common stock, respectively, were issued under the ESPP and 259,127 shares of common stock are available for future issuance.

Convertible Notes

Holders of the convertible notes may submit conversion notices, which are irrevocable, instructing the trustee to convert such convertible notes into shares of our common stock at an initial conversion price of $6.80 per share. Following each conversion date, which date generally is the final business day of each calendar month, we will issue the number of whole shares of common stock issuable upon conversion as promptly as practicable (and in any event within 10 business days). The trustee will in turn release to us the respective amount of restricted cash to cover the stock issuance. We will then invest the unrestricted cash into either a money market fund or a money market account. Any fractional shares (after aggregating all convertible notes being converted by a holder on such date) will be rounded down and we will deliver cash for the current market value of the fractional share. For the three months and nine months ended September 30, 2010, approximately $9,000 and $1.8 million, respectively, of convertible notes were converted into our common stock.

11. Subsequent Events

Investment Securities

In October 2010, we sold all of our remaining investment securities- current assets and received total proceeds of approximately $868,000 which were invested in cash equivalents. We also recorded a gain on the sale of approximately $28,000 associated with the sale of these investment securities.

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

We are a development stage company. We have incurred significant net losses since our inception. At September 30, 2010, from inception, our accumulated deficit was approximately $262.5 million, including $47.9 million of non-cash stock-based compensation charges related to employee stock-based compensation and founders’ warrants. We expect to continue to incur losses as we continue to develop MN-221 for the treatment of acute exacerbations of asthma and Chronic Obstructive Pulmonary Disease, or COPD, exacerbations. We expect current working capital to be sufficient to fund our operations and planned research and development activities through the next fiscal year. We are actively pursuing potential partners to facilitate the advancement of our clinical development programs to potential commercialization.

We have acquired licenses to eight compounds for the development of ten product candidates. Our development pipeline consists of eight product development programs which have been in clinical development for the treatment of acute exacerbations of asthma, MS, bronchial asthma, interstitial cystitis, solid tumor cancers, Generalized Anxiety Disorders/insomnia, preterm labor and urinary incontinence, and two product development programs which have been in preclinical development for the treatment of thrombotic disorders.

In December 2009 we acquired Avigen Inc., or Avigen, a biopharmaceutical company that focused on identifying and developing differentiated products to treat patients with serious disorders, whose potential product candidate was AV411, a macrophage migration inhibitory factor and a glial attenuator, for CNS disorders, such as neuropathic pain, opioid withdrawal and methamphetamine addiction. Avigen’s AV411 and our MN-166 are both ibudilast, an orally available, small molecule therapeutic. With the acquisition of AV411, through the third quarter of 2010, we continue to integrate the two ibudilast-based product development programs into a combined development program.

At present, we are focusing our resources on the following prioritized product development programs:

•

MN-221 for the treatment of acute exacerbations of asthma and COPD exacerbations, for which we (i) initiated a Phase II clinical trial in the first quarter of 2009 to evaluate the safety and efficacy of MN-221 in patients with severe, acute exacerbations of asthma treated in the emergency room, or ER, which is on-going and for which we continue to note an overall slow enrollment rate, however, we experienced higher enrollment rates in the third quarter of 2010 as a result of asthma season, facilitated by the protocol amendment which reduced the patient’s length of stay in the ER, and (ii) initiated a Phase 1b clinical trial in the fourth quarter of 2009 to evaluate the safety of MN-221 at planned escalating doses in patients with stable, moderate to severe COPD, in which we announced preliminary positive results in the first quarter of 2010.

•

MN-166/AV411 for which we continue the process of integrating the two programs into a combined ibudilast-based product development program to pursue discussions with potential partners to secure a strategic collaboration. For MN-166 for the treatment of MS, we completed a Phase II clinical trial in Eastern Europe in the second quarter of 2008 and we completed a monkey toxicity preclinical study in second quarter of 2010. For AV411 for other CNS disorders, we have an on-going Phase 1b/2a opioid withdrawal clinical trial being funded by the National Institute on Drug Abuse, or NIDA, which is expected to be completed by the end of 2010 and we have on-going collaborative studies with NIDA for methamphetamine addiction. In addition, in the third quarter of 2010, an investigator site received approval from the U.S. Food and Drug Administration, or FDA, to proceed with a Phase 1b trial of ibudilast as a potential new pharmacotherapy for methamphetamine addiction. This trial is being funded primarily by NIDA.

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

Avigen Transaction

On December 18, 2009, Absolute Merger, Inc., a wholly-owned subsidiary of ours, merged with and into Avigen, with Avigen continuing as the surviving entity and wholly-owned subsidiary of ours. Under the terms of the merger, we issued $29.4 million in secured convertible notes that mature on June 18, 2011, the 18-month anniversary of the closing of the merger. Holders of these convertible notes may convert their notes into our common stock at an initial conversion price of $6.80 per share. At the maturity of the convertible notes, the remaining holders would be paid out the same per share amount as the Avigen shareholders that elected to receive cash at the merger closing, plus accrued interest. As part of the merger consideration, the former Avigen shareholders also are entitled to receive approximately $0.04 per share expected to be paid in two increments on or about June 30, 2010 and after November 30, 2010, subject to certain adjustments, and rights under contingent payment rights issued as part of the merger consideration. The amount to be paid in the two installments was adjusted to approximately $0.044 per share at June 30, 2010, based on a reconciliation of expenses. Under the first installment paid out in the third quarter of 2010, we paid a total of $140,119 to Avigen shareholders who elected payment in cash and we issued an additional principal amount of $685,917 in convertible notes to Avigen shareholders who elected payment in convertible notes in lieu of a cash payment.

As a result of the Avigen transaction, our consolidated financial statements include Avigen’s operations after the completion of the acquisition. We accounted for the Avigen merger using the acquisition method of accounting. The acquisition method of accounting for acquired businesses requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and that the fair value of acquired in-process research and development (IPR&D) be recorded on the balance sheet. Also, transaction costs are expensed as incurred. As a result of the Avigen transaction we recorded $4.8 million of IPR&D related to Avigen’s AV411 asset and we originally recorded $9.1 million of goodwill related to the excess purchase price over the assigned values of the net assets acquired. At June 30, 2010, with the reconciliation of expenses performed with regard to the two payments discussed above, goodwill was adjusted by $0.2 million to $9.4 million to reflect the increase in liabilities assumed. The goodwill was primarily a result of the conversion feature related to the convertible notes issued pursuant to the merger agreement. Our annual test date for IPR&D and goodwill impairment is December 31. We operate as one reporting segment and during the nine months ended September 30, 2010 through the date of this report, there were no triggering events, market conditions (such as a drop in our stock price by more than 50%) or other factors (such as adverse clinical trial results) that would indicate possible or actual impairment of IPR&D or goodwill.

Long-term Debt

On May 10, 2010, we entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance Corporation, or Lender under which we borrowed $15.0 million. The financing will be used to satisfy working capital needs, including the continued clinical development of MN-221.

We are required to pay interest on borrowings on a monthly basis through and including February 1, 2011. Beginning March 1, 2011 through maturity of the loan on August 1, 2013, we will be required to make payments of outstanding principal and interest in 30 equal monthly installments. The stated interest rate on the loan is 12.87 percent. The effective interest rate on the loan was 18.14% when taking into consideration the deferred interest payment, the relative fair value of the warrants issued in connection with the loan and the fees associated with procuring the loan. Pursuant to the Loan Agreement, we also issued to Lender a warrant to acquire up to 198,020 shares of our common stock, par value $0.001 per share, at an exercise price of $6.06 per share. Based on a Black Scholes model, the relative fair value of the warrant was approximately $859,000. In addition, the warrant and debt instrument are immediately separable and were issued separately; thus, we accounted for the warrant as a component of stockholders’ equity as the agreement requires settlement in shares and under no provision of the agreement are we required to settle the warrant in cash.

We paid Lender a facility fee of $150,000 and we paid outside third parties fees of approximately $180,000. We also will pay Lender a deferred interest payment equal to $450,000, payable on September 30, 2011, provided that a pro rata portion of such deferred interest payment shall be paid upon any prepayment of the loan. In addition, if we prepay all or a portion of the loan prior to maturity, we will pay Lender a prepayment penalty of three percent of the total amount prepaid if the prepayment occurs prior to May 10, 2011, two percent of the total amount prepaid if the prepayment occurs between May 11, 2011 and May 10, 2012 and one percent of the total amount prepaid if the prepayment occurs on or after May 10, 2012.

We accounted for the interest on the long-term debt under the effective interest method wherein we treated the debt issuance costs paid directly to Lender and the fair value of the warrants issued to Lender as a discount on the debt (or a contra liability) and we treated the debt issuance costs paid to third parties as an asset. The related amortization of the debt discount is recorded as interest expense and the amortization of the debt issuance costs paid to third parties is recorded as other expense in our consolidated statement of operations.

In addition, the Loan Agreement contains covenants that restrict our ability to:

•	incur additional indebtedness;

•	create liens;

•	enter into certain merger and licensing transactions;

•	dispose of certain of our assets;

•	enter into certain fundamental corporate changes;

•	make certain types of investments; and

•	make certain payments and distributions.

The Loan Agreement also requires that on or before March 31, 2011 we must have either (i) entered into a collaboration, joint venture or partnership with a non-affiliate providing for up-front cash proceeds to us (with such proceeds received on or before March 31, 2011) of not less than $15.0 million from either or a combination of an upfront payment(s) or proceeds from the sale or conversion of our securities issued in connection therewith or (ii) received positive Phase IIB data on MN-221, as defined in a completed partnership or joint venture agreement relating to MN-221, or had a positive end-of-phase II meeting with the FDA and obtained the approval of the board of directors to proceed to Phase III with MN-221. A failure to meet the Loan Agreement requirements by March 31, 2011, would result in an immediate requirement for Loan repayment (as well as an increase in interest rate). As of September 30, 2010, we were in compliance with the Loan Agreement covenants.

Internal Control-Material Weakness

As required by SEC rules, we carried out the required quarterly evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2010, the end of the period covered by this Report. Based on this evaluation and due to the material weakness described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our interim or annual financial statements will not be prevented or detected on a timely basis. In the course of preparing the financial statements as of September 30, 2010, that are included in this Report, management identified control overrides and policy deviations by one of our senior executive officers. These actions, collectively, represent a material weakness in our internal control over financial reporting. This material weakness was reported by management to our Audit Committee and remedial actions have taken place subsequent to September 30, 2010.

(See ITEM 4, CONTROLS AND PROCEDURES for further information on the identified material weakness and the remedial actions implemented.)

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

Research and Development

Our research and development expenses consist primarily of the license fees related to our product candidates, salaries and related employee benefits, costs associated with the preclinical and clinical development of our product candidates, costs associated with non-clinical activities, such as intellection property expenses, regulatory expenses, and pre-commercialization manufacturing development activities. We use external service providers to manufacture our product candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates; therefore, these research and development expenses consist substantially of external costs, such as fees paid to consultants, contract research organizations, contract manufacturers and other external service providers, including professional fees and costs associated with legal services, patents and patent applications for our intellectual property. Internal research and development expenses consist of costs of compensation and other expenses for research and development personnel, supplies, materials, facility costs and depreciation. Research and development costs are expensed as incurred or accrued based on certain contractual factors such as for estimates of work performed, milestones achieved, patient enrollment and experience with similar contracts. As actual costs become known, accruals are adjusted. To date, our estimates have not differed significantly from the actual costs incurred.

The following table summarizes our research and development expenses for the periods indicated for each of our product candidates. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Unallocated” category (in thousands):

Product		Three months ended September 30,		Nine months ended September 30,
Candidate	Disease/Indication	2010	2009	2010	2009
MN-221	Acute exacerbations of asthma/ COPD	$1,629	$1,656	$5,673	$5,868
MN-166	Multiple sclerosis/other CNS disorders	144	140	615	631
MN-001	Bronchial asthma	9	11	44	47
MN-001	Interstitial cystitis	7	3	36	15
MN-029	Solid tumors	18	13	53	74
MN-305	Generalized Anxiety Disorder/insomnia	3	(4)	8	(2)
MN-221	Preterm labor	—	—	2	—
MN-246	Urinary incontinence	—	1	(17)	7
MN-447	Thrombotic disorders	18	—	18	—
MN-462	Thrombotic disorders	—	—	—	—
Unallocated		349	560	999	1,586

Total research and development		$2,177	$2,380	$7,431	$8,226

As of the end of the second quarter of 2007, we determined to focus our resources on the development of our two prioritized product candidates, MN-221 for the treatment of acute exacerbations of asthma and MN-166 for the treatment of MS. In the third quarter of 2009, we determined to expand the product development program for MN-221 to evaluate MN-221 for the treatment of COPD exacerbations. In the second quarter of 2008 we completed the Phase II clinical trial of MN-166 ibudilast for the treatment of MS and in December 2009, through the Avigen acquisition, we acquired AV411 ibudilast for the treatment of other CNS disorders. Through the third quarter of 2010, we continue to work on combing the two ibudilast-based development programs and we are pursuing discussions with potential partners to secure a strategic collaboration. As such, we do not plan to undertake any further significant clinical development of MN-166/AV411 until such time that we secure a strategic collaboration to advance the combined ibudilast-based development program. We anticipate that our research and development expenses will increase with respect to MN-221 over the next two quarters as we strive to complete the current clinical trial, MN-221 CL-007, which is set in the ER. In addition, with respect to MN-166/AV411, in future periods, we will limit expenditures on this product candidate to those development activities deemed necessary, if any, to maximize its value for purposes of securing a partner for clinical development.

MN-221-CL-007 continues to experience an overall slower than expected enrollment rate. However, during asthma season in the third quarter of 2010, we have experienced higher enrollment rates in the ER, in part due to the protocol amendment that shortened the length of time the patient needed to stay in the ER, as well as gave the ER physician control over the standard-of-care that was given to the patient during the treatment period. While we anticipate enrolling the last patient in this study in the first quarter of 2011, due to the risks inherent in the clinical development process and given that this study is set in the ER, we are unable to estimate with certainty the costs that we will incur in the continued development of such product candidate and that we will complete this study as expected.

We will continue to limit our expenditures on the remainder of our existing product candidates to only those activities deemed necessary to maintain our license rights or maximize the value of such product candidates, if any, while pursuing a variety of initiatives to monetize such product candidates on appropriate terms. As a result, we expect that research and development expenses will remain low for the remainder of our existing product candidates in future periods.

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

Investment Securities

In August 2008, UBS, the brokerage firm through which we purchased the majority of our investment securities, all of which were auction rate securities, or ARS, entered into a settlement with the SEC, the New York Attorney General and other state agencies. Under the settlement, we received the right to sell to UBS the ARS held in accounts with UBS at par value at any time during the period beginning June 30, 2010 and ending July 2, 2012. The right to sell the ARS back to UBS is considered an ARS Put. As part of the settlement, UBS also offered to us a no net cost loan program, or ARS Loan, whereby we would be able to borrow up to 75 percent of the market value, as determined by UBS at its sole discretion, of our ARS that have been pledged as collateral at an interest cost that would not exceed the interest being paid on the underlying ARS investments.

At December 31, 2008, we designated our investment securities portfolio as trading investment securities; therefore, any additional increase or decrease in the fair value of our investment securities is recorded as either a gain or an impairment charge, respectively, in our consolidated statement of operations.

As of September 30, 2010, our investment securities consisted of ARS, all of which had AAA ratings at the time of original purchase. ARS are generally long-term debt instruments that historically have provided liquidity through a “Dutch” auction process that resets the applicable interest rate at predetermined calendar intervals, typically seven, 28, 35 or 49 days. All of our ARS principally represent insurance notes and portfolios of securities (primarily commercial paper).

At September 30, 2010, we no longer held any investment securities originally purchased by UBS and we no longer held the ARS Put. In July 2010 the UBS ARS and the ARS Put were redeemed by UBS and the associated ARS Loan was repaid, which resulted in a net gain of approximately $138,000 being recorded in our consolidated statement of operations related to the redemption of the UBS ARS and ARS Put.

At September 30, 2010, we reclassified our long-term investment securities to current investment securities because we no longer had the intent to hold these securities for more than a year. In addition, the fair market value of these investment securities were no longer determined on a Level 3 basis based on a discounted cash flow model employing liquidity discounts, but rather on a Level 2 basis based on indicative liquidation quotes in an inactive market.

Foreign Exchange Loss/(Gain)

To date, we have conducted most of our clinical trials in the United States. However, the Phase II clinical trial for MN-166 for the treatment of MS that completed in 2008 was conducted in Eastern Europe and the on-going Phase II clinical trial in MN-221 for the treatment of acute exacerbations of asthma has a small number of clinical sites located in Canada, Australia and New Zealand in which certain of the invoices are denominated in the Canadian dollar, the Australian dollar and the New Zealand dollar, respectively. In addition, we have certain investor relation invoices denominated in Japanese Yen and we have certain manufacturing invoices denominated in British Pounds. At this time, we have not established a hedging program to mitigate our foreign exchange exposure. Foreign exchange gain/loss is based on the difference between the exchange rate at the settlement date and the exchange rate at the balance sheet date.

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

New Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2010-12, which indicates that the Securities and Exchange Commission (“SEC”) staff would not object to incorporating the effects of the Health Care and Education Reconciliation Act of 2010 (which was enacted on March 30, 2010) when accounting for the Patient Protection and Affordable Care Act (which was enacted on March 23, 2010). This view is based partly on the SEC’s understanding that the two aforementioned acts, when taken together, represent the current health care reforms as passed by Congress and signed by the President. We have performed an initial review of the two acts, and we do not believe that either will have a material impact on our consolidated results of operations or financial condition. Our belief is based on the fact that: we are a development stage biopharmaceutical whose lead drug candidates are in Phase II of development and we have no other revenue generating products; therefore the pharmaceutical industry fee should not be applicable to us, nor would we be impacted by the drug subsidy changes; we have less than 25 employees so the fee for health plans will have minimal impact to our operating expenses; we do not have “high-cost” coverage health plans, nor do we offer retiree medical benefits; thus, the fees and the changes related to these would not impact our operating expenses, and, with regard to the limit on tax-deductible employee compensation this should not impact our tax position as we are currently a net loss company and will continue to be a net loss company in the foreseeable future. The health care reforms also provide for a “new investment tax credit for qualified therapeutic discovery,” for which we submitted an application on July 16, 2010. In October 2010, we were notified that our application for a grant payment under the investment tax credit for qualified therapeutic discovery was not approved by the Department of Health and Human Services.

In April 2010, the FASB issued ASU No. 2010-17, which codifies the consensus reached in EITF No. 08-9, which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive. The amendments in this ASU are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Adoption of this standard did not have a material effect on our consolidated results of operations or financial condition.

Results of Operations

Comparison of the Three Months Ended September 30, 2010 and 2009

Revenues

There were no revenues for the three months ended September 30, 2010 or September 30, 2009.

Research and Development

Research and development expenses for the three months ended September 30, 2010 were $2.2 million, a decrease of $0.2 million when compared to $2.4 million for the three months ended September 30, 2009. This decrease in research and development expenses was primarily due to a decrease of $0.2 million in unallocated R&D costs as a result of a decrease in intellectual property, or IP, legal expenses related to the overall review of our patent portfolio.

General and Administrative

General and administrative expenses were $2.0 million for the three months ended September 30, 2010, a decrease of $0.6 million when compared to $2.6 million for the three months ended September 30, 2009. This decrease in general and administrative expenses was a result of a $0.3 million decrease in professional fees incurred due to the completion of the Avigen transaction in 2009, a decrease of $0.2 million due to the absence of bonus accruals in 2010 as planned corporate performance targets have not yet been achieved and a decrease of $0.1 million in other expenses.

Impairment Charge/Gain, net, on Investment Securities

Net impairment charge on investment securities for the three months ended September 30, 2010 was $870,000, as compared to a net gain on investment securities of $73,000 for the three months ended September 30, 2009. The net impairment charge in the current quarter was a result of writing down the fair market value of our investment securities to liquidation value as we intend to sell these securities in the immediate future, offset by the gain recorded on the redemption of the UBS ARS and ARS Put. In the third quarter of 2009, all investment securities had been valued based on a discounted cash flow model employing liquidity discounts, which resulted in a net gain.

Foreign Exchange Loss/Gain

Foreign exchange gain for the three months ended September 30, 2010 was $3,000, as compared to a foreign exchange loss of $12,000 for the three months ended September 30, 2009. The foreign exchange gain in the current quarter was a result of the revaluation of Japanese yen-denominated liabilities, whereas in the third quarter of 2009, the revaluation of the euro-denominated liability resulted in a foreign exchange loss.

Other Expense

Other expense for the three months ended September 30, 2010 was $53,000, as compared to $0 for the three months ended September 30, 2009. Other expense relates to accretion on the convertible notes and amortization of debt issuance costs paid to third parties. We did not have the convertible notes or long-term debt at September 30, 2009.

Interest Expense

Interest expense for the three months ended September 30, 2010 was $659,000, as compared to $64,000 for the three months ended September 30, 2009. The increase in interest expense was due to the interest charged on the long-term debt using the effective interest method, offset by a decrease in the amount of interest charged on the ARS Loan as the ARS Loan was repaid during the third quarter of 2010. In 2009 interest expense was only comprised of interest charged on the ARS Loan.

Other Income

Other income for the three months ended September 30, 2010 was $33,000, as compared to $151,000 for the three months ended September 30, 2009. The decrease is due to a decrease in interest income due to a lower yield earned on invested balances.

Comparison of the Nine months Ended September 30, 2010 and 2009

Revenues

There were no revenues for the nine months ended September 30, 2010 or September 30, 2009.

Research and Development

Research and development expenses for the nine months ended September 30, 2010 were $7.4 million, a decrease of $0.8 million when compared to $8.2 million for the nine months ended September 30, 2009. This decrease in research and development expenses was due to a decrease of $0.2 million in spending on our prioritized asset MN-221 for the treatment of acute exacerbations of asthma due to fewer active clinical sites in our on-going MN-221-CL-007 clinical trial in the nine months ended September 30, 2010 compared to prior year due to sites awaiting IRB approval for the protocol amendment and a decrease of $0.6 million primarily in unallocated R&D expenses due to a reduction in personnel costs and a reduction in IP legal costs related to the overall review of our patent portfolio.

General and Administrative

General and administrative expenses were $6.1 million for the nine months ended September 30, 2010, a decrease of $0.8 million when compared to $6.9 million for the nine months ended September 30, 2009. This decrease in general and administrative expenses was the result of a $0.5 million decrease in professional fees incurred due to the completion of the Avigen transaction in 2009, a decrease of $0.2 million due to the absence of bonus accruals in 2010 as planned corporate performance targets have not yet been achieved and a decrease of $0.1 million in other expenses.

Impairment Charge/Gain, net, on Investment Securities

Net impairment charge on investment securities for the nine months ended September 30, 2010 was $813,000, as compared to a net gain on investment securities of $214,000 for the nine months ended September 30, 2009. The net impairment charge was a result of writing down the fair market value of our investment securities still held to liquidation value as we intend to sell these securities in the immediate future, offset by the gain recorded on the redemption of the UBS ARS and ARS Put. In 2009, all investment securities had been valued based on a discounted cash flow model employing liquidity discounts, which resulted in a net gain.

Foreign Exchange Loss/Gain

Foreign exchange gain for the nine months ended September 30, 2010 was $1,000, as compared to a foreign exchange loss of $2,000 for the nine months ended September 30, 2009. The foreign exchange gain in was a result of the revaluation of Japanese yen-denominated liabilities, whereas in 2009, the revaluation of the euro-denominated liability resulted in a foreign exchange loss.

Other Expense

Other expense for the nine months ended September 30, 2010 was $128,000, as compared to $0 for the nine months ended September 30, 2009. Other expense relates to accretion on the convertible notes and amortization of debt issuance costs paid to third parties. We did not have the convertible notes or long-term debt at September 30, 2009.

Interest Expense

Interest expense for the nine months ended September 30, 2010 was $1.1 million, as compared to $172,000 for the nine months ended September 30, 2009. The increase in interest expense was due to the interest charged on the long-term debt using the effective interest method, offset by a decrease in the amount of interest charged on the ARS Loan as the ARS Loan was repaid in July 2010. In 2009 interest expense was only comprised of interest charged on the ARS Loan.

Other Income

Other income for the nine months ended September 30, 2010 was $396,000, as compared to $661,000 for the nine months ended September 30, 2009. The decrease is due to a decrease in interest income due to a lower yield earned on invested balances.

Liquidity and Capital Resources

Since our inception, we have primarily financed our operations through the private placement of our equity securities, the public sale of our common stock, long-term debt, the conversion of convertible notes to our common stock and the exercise of founders’ warrants, net of treasury stock repurchases. In October 2010, we liquidated our remaining investment securities portfolio and received total proceeds of approximately $868,000 which were invested in cash equivalents. In addition, we have an active Form S-3 shelf filing which could be utilized to raise capital through additional equity transactions.

At September 30, 2010, we had $31.2 million in cash and cash equivalents, as compared to $19.2 million as of December 31, 2009, which increase of $12.0 million was primarily a result of the redemption of our UBS ARS and ARS Put and our $15.0 million debt financing, offset by cash used in operations.

Net cash used in operating activities increased to $14.1 million for the nine months ended September 30, 2010 from $12.5 million for the nine months ended September 30, 2009. The increase was primarily a result of the payment of legal and contract research organization, or CRO, invoices and compensation expenses. Net cash provided by investing activities increased to $27.0 million for the nine months ended September 30, 2010, as compared to $830,000 of net cash provided by investing activities for the nine months ended September 30, 2009. The increase was primarily due to the redemption of our UBS ARS at par value and the sale of one of our private placement securities at less than par value. Net cash used by financing activities was $1.0 million for the nine months ended September 30, 2010, compared to net cash provided by financing activities of $18.1 million for the nine months ended September 30, 2009. The decrease was primarily due to the repayment of the ARS Loan which was put into service in the first quarter of 2009, offset by proceeds received from the long-term debt and the conversion of convertible notes.

We have consumed substantial amounts of capital since our inception. We do not have any material commitments for capital expenditures and our current cash, cash equivalents and investment securities are our principal sources of liquidity as we cannot be assured of future conversion of the convertible notes into our common stock. Our clinical studies are administered by third-party CROs and there is a significant degree of estimation involved in quantifying the expense associated with clinical trial activity. We accrue costs for work performed by CROs based on the achievement of contracted milestone activities and on internal estimates of activities using patient enrollment and contractual or estimated rates during the period. If we do not receive complete and accurate information from the CRO or third parties on a timely basis or correctly estimate the outcome of contract negotiations or activity levels, we may have to record adjustments, which could potentially impact R&D expense in subsequent periods. Our liquidity analysis is based on enrolling 200 patients in our on-going Phase II clinical trial (MN-221-CL-007) by the first quarter of 2011. Our liquidity may be impacted pursuant to the on-going review regarding certain of our clinical trial practices and pursuant to further evaluation of our internal controls infractions. Based on our forecasted expenditures to complete the MN-221-CL-007 clinical trial and our current level of general and administrative spending, we believe that our existing cash, cash equivalents and investment securities, as of September 30, 2010, will be sufficient to fund our anticipated operating requirements and debt repayment in the event of default, at a minimum, through September 30, 2011.

We anticipate that we will require additional funding in the future to fund our operations and further our research and development activities related to our prioritized assets. Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our securities, debt financings or licensing transactions, involving all or a portion of our product candidates, to the extent we are able to do so. We may not be successful in obtaining strategic collaboration agreements or in receiving milestone or royalty payments under such agreements. We cannot be certain that additional sources of capital, whether debt or equity in nature, will be available to us on acceptable terms, or at all. If sources of capital are not available, we may not be in a position to pursue present or future business opportunities that require financial commitments, and we may be required to delay, reduce the scope of or terminate one or more of our product development programs, relinquish some or even all rights to product candidates and implement a reduction in workforce. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the relationship among controls and procedures.

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, we carried out the required quarterly evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2010, the end of the period covered by this Report. Based on this evaluation and due to the material weakness described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2010.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our interim or annual financial statements will not be prevented or detected on a timely basis. In the course of preparing the financial statements as of September 30, 2010, that are included in this Form 10-Q, management identified control overrides and policy deviations by one of our senior executive officers. These actions resulted from the following deficiencies in internal control over financial reporting, which collectively represent a material weakness in our internal control over financial reporting. This material weakness was reported by management to our Audit Committee.

•

A senior executive officer lacked a sufficient control awareness related to compliance with the Company’s Code of Conduct, contract review and approval policies, and certain human resources policies and procedures for employee terminations.

•	We did not design adequate human resources policies and procedures related to ensuring compliance with our Code of Conduct.

As of the date of this Quarterly Report on Form 10-Q, we have not completed remediation of this material weakness and as a result, our principal executive officer and our principal financial and accounting officer have concluded that a material weakness continues to exist as of the end of the period covered by this Quarterly Report on Form 10-Q. We do not believe the material weakness had any effect on the accuracy of our financial statements for the current and prior reporting periods. However, there can be no assurance that significant deficiencies or additional material weaknesses will not transpire even with certain remedial actions in place by December 31, 2010, the date as of which we will next report on the effectiveness of our internal control over financial reporting.

Our management team is committed to achieving and maintaining a strong control environment and an overall tone within the organization that empowers all employees to act with the highest standards of ethical conduct. In addition, management remains committed to the process of developing and implementing improved corporate governance and compliance initiatives. Our Board and management team have been actively working on remediation efforts to address the material weakness and enhance our internal controls as follows:

•	The Board revised our contract review and approval policy to require the signature of two executive officers, one of whom must be the Chief Financial Officer or his designee;

•

The Board assigned additional responsibility to the Compensation Committee, including requirements that the Compensation Committee approve (1) any salary increases/adjustments greater than 10%, (2) any promotion or hiring into any position at the level of Vice President or above, (3) the salary of any individual promoted or hired for any position at the level of Vice President or above and (4) the granting to any employee of benefits or other perquisites not generally available to all employees;

•	The Board changed the reporting lines of our Vice President of Clinical Development and our Manager of Human Resources and Administration; and

•

Due to the appearance of a possible conflict of interest, the Board granted a waiver under our Code of Conduct to a senior executive officer and one of our other employees with respect to any joint real estate and banking transactions to which they are party as of November 13, 2010.

Subsequent to September 30, 2010, our Board has also formed a Strategic and Operational Review Committee comprised of certain members of our Board and our senior management team that has been tasked with reviewing all key strategic and operational matters. Our Board and our senior management team may engage additional third-party specialists to further review our identified material weakness and identify any other enhancements to our internal controls that may prevent future significant deficiencies and/or material weaknesses.

Changes in Internal Control over Financial Reporting

Except as described above, during the quarter ended September 30, 2010, there have not been any changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are a development stage biopharmaceutical company with a limited operating history. We have incurred significant net losses since our inception. For the three months and nine months ended September 30, 2010, we had a net loss of $5.7 million and $15.2 million, respectively, and our accumulated deficit was approximately $262.5 million. If we are successful in raising additional capital to support the expansion of our business, our annual net losses may increase over the next several years as we expand our infrastructure and incur significant costs related to the development of our product candidates.

We expect our research and development expenses to increase in connection with ongoing and planned clinical trials primarily related to MN-221 for the treatment of acute exacerbations of asthma and COPD exacerbations, and any other development activities that it may initiate. In addition, our general and administrative expenses may increase in future periods as a result of several factors, including our research and development activities, our business development activities and any expansions in our infrastructure related to such activities. Consequently, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing drug products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We currently have no products for sale, and we cannot guarantee that we will ever have any drug products approved for sale. The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries. We are not permitted to market any of our product candidates in the United States until we submit and receive approval of a New Drug Application, or NDA, for a product candidate from the FDA or its foreign equivalent from a foreign regulatory authority. Obtaining FDA approval is a lengthy, expensive and uncertain process. We currently have two prioritized product candidates, MN-221 for the treatment of acute exacerbations of asthma and COPD exacerbations and MN-166/AV411, a combined ibudilast product development program covering MS and other CNS disorders, and the success of our business currently depends on their successful development and commercialization. Neither of these product candidates has completed the clinical development process; therefore, we have not submitted an NDA or foreign equivalent or received marketing approval for either of these two prioritized product candidates. In addition, we are not currently planning to fund any further significant clinical development of MN-166/AV411 until such time that we are able to secure a strategic collaboration to advance the combined development programs, which may delay or impede the process of completing clinical trials and seeking regulatory approval for this product candidate. We also cannot assure you that we will be able to secure such a strategic collaboration on attractive financial and other terms, or at all.

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

Our product candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is costly, time-consuming, uncertain and subject to unanticipated delays. To receive regulatory approval for the commercial sale of any of our product candidates, we must conduct, at our own expense, adequate and well-controlled clinical trials in human patients to demonstrate the efficacy and safety of the product candidate. Clinical testing is expensive, takes many years and has an uncertain outcome. To date, we have obtained regulatory authorization to conduct clinical trials for eight of our product development programs. Investigational New Drug Applications, or INDs, were approved by the FDA and are active for seven of our product candidates. We also have obtained Clinical Trial Authorizations, or CTAs, for the ongoing Phase II clinical trial for MN-221 in Canada, Australia and New Zealand. Through the acquisition of Avigen, we have assumed responsibility for AV411 clinical trials including one active IND for neuropathic pain and cross-reference and drug product support of the NIDA-funded opioid withdrawal investigator-initiated IND with Columbia University drug addiction clinical researchers. In the third quarter of 2010, a NIDA-funded investigator-initiated IND with University of California Los Angeles was given approval by the FDA to proceed with an initial trial of our neurological drug candidate, ibudilast (MN-166/AV411), as a potential new pharmacotherapy for methamphetamine addiction. The study will be led by established clinical research investigators in the treatment of drug addiction.

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

If we experience delays in the commencement or completion of our clinical trials, we could incur significantly higher product development costs and our ability to obtain regulatory approvals for our product candidates could be delayed or limited. The commencement and completion of clinical trials requires us to identify and maintain a sufficient number of study sites and enroll a sufficient number of patients at such sites. We do not know whether enrollment in our ongoing and planned clinical trials for our product candidates will be completed on time, or whether our additional planned and ongoing clinical trials for our product candidates will be completed on schedule, if at all. For example, through the third quarter of 2010 we continue to experience an overall slower than anticipated enrollment of patients for our ongoing Phase II clinical trial evaluating the safety and efficacy of MN-221 in patients with severe, acute exacerbations of asthma for various reasons such as the length of time required to stay in ER during the treatment period.

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

The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. We face, and will continue to face, competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies, in the United States and abroad. Some of these competitors have products or are pursuing the development of drugs that target the same diseases and conditions that are the focus of our product development programs. We cannot assure you that developments by others will not render our product candidates obsolete or noncompetitive. Many of our competitors have products that have been approved or are in advanced development and may succeed in developing drugs that are more effective, safer, more affordable or more easily administered than ours, or that achieve patent protection or commercialization sooner than our products. Our competitors may also develop alternative therapies that could further limit the market for any products that we are able to obtain approval for, if at all. In addition, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical industry at a rapid pace. These developments may render our product candidates obsolete or noncompetitive.

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

We have consumed substantial amounts of capital since our inception. From our inception to September 30, 2010, we had an accumulated deficit of $262.5 million. Our cash, cash equivalents and investment securities- current totaled approximately $32.0 million at September 30, 2010. We intend to manage our product development programs such that our existing cash, cash equivalents and investment securities as of September 30, 2010 will be sufficient to meet our operating requirements and debt repayment, in the event of default, through at least September 30, 2011. We have based this estimate on assumptions that may prove to be wrong, and we could spend our available financial resources faster than we currently anticipate. Our future capital requirements will depend on many factors, including:

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

Our loan and security agreement with Lender requires interest payments and, beginning in March 2011, principal repayments, and the agreement contains various covenants that may restrict our business and financing activities.

On May 10, 2010, we entered into the Loan Agreement with Lender governing the terms of our $15.0 million senior secured credit facility. We are required to pay interest on borrowings on a monthly basis through and including February 1, 2011. Beginning March 1, 2011 through maturity of the loan on August 1, 2013, we will be required to make payments of outstanding principal and interest in 30 equal monthly installments.

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

To date, we have entered into an agreement with Hospira Worldwide, Inc. for the development and supply of finished product of MN-221 for the treatment of acute exacerbations of asthma utilizing Hospira’s proprietary ADD-Vantage drug delivery system that we intend to use in clinical trials and the commercial market. In addition to Hospira’s proprietary drug delivery system, we anticipate entering into a commercial supply agreement for finished product of MN-221 in standard vials. However, other than Hospira, we do not have agreements established regarding commercial supply of finished product of MN-221 in standard vials or for the active pharmaceutical ingredient, or API, or finished product for any of our product candidates. In particular, pursuant to our license agreement with Kissei Pharmaceutical Co. Ltd., Kissei Pharmaceutical has the exclusive right to manufacture the commercial supply of the API for MN-221. Therefore, we will need to successfully negotiate a commercial supply agreement with Kissei Pharmaceutical on commercially reasonable terms, or another third- party manufacturer in the event that we are unable to reach agreement with Kissei Pharmaceutical, in order to manufacture the API for MN-221 on a commercial scale if MN-221 is approved by the FDA or other regulatory authorities for commercial sale. We will also need to successfully negotiate a supply agreement with a third-party manufacturer on commercially reasonable terms in order to manufacture the finished product of MN-221 in standard vials. We may not be able to establish or maintain any commercial manufacturing and supply arrangements on commercially reasonable terms that we require for purposes of commercializing a product. Any failure by us to secure or maintain any such required commercial supply agreements could result in interruption of supply and lost or delayed revenues, which would adversely affect our business.

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

We are dependent on our management team, Yuichi Iwaki, M.D., Ph.D., and experienced scientific staff, and if we are unable to retain, motivate and attract key personnel, our product development programs may be delayed and we may be unable to develop successfully or commercialize our product candidates.

We are dependent upon the continued services of our executive officers and other key personnel, particularly Yuichi Iwaki, M.D., Ph.D., a founder of the company and our President and Chief Executive Officer, who has been instrumental in our ability to in-license product candidates from Japanese pharmaceutical companies and secure financing from Japanese institutions. The relationships that certain of our key managers have cultivated with pharmaceutical companies from whom we license product candidates and to whom we expect to out-license product candidates make us particularly dependent upon their continued services with us, whether through employment, service on our board of directors or a consulting agreement. We are also substantially dependent on the continued services of clinical development personnel because of the highly technical nature of our product development programs. We are not presently aware of any plans of our executive officers or key personnel to retire or leave employment with the company. Each of our executive officers is party to an employment agreement that continues in effect until the earliest of termination of employment upon (i) consent of the parties, (ii) cause or other material breach of the agreement, (iii) death or permanent disability and (iv) three months’ written notice. Following termination of employment, these individuals may engage in other businesses that may compete with us.

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

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payers to contain or reduce the costs of health care. In the United States and in foreign jurisdictions, there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system. For example, in some countries, pricing of prescription drugs is subject to government control, and we expect proposals to implement similar controls in the United States to continue. Another example of proposed reform that could affect our business is the current discussion of drug reimportation into the United States. In 2000, Congress directed the FDA to adopt regulations allowing the reimportation of approved drugs originally manufactured in the United States back into the United States from other countries where the drugs were sold at lower prices. Although the Secretary of Health and Human Services has refused to implement this directive, the House of Representatives passed a similar bill that does not require the Secretary of Health and Human Services to act in July 2003. The reimportation bills have not yet resulted in any new laws or regulations; however, these and other initiatives could decrease the price we or any potential collaborators receive for our product candidates if and when they are approved for sale, adversely affecting our future revenue growth and potential profitability. Moreover, the pendency or approval of such proposals could result in a decrease in our stock price or our ability to raise capital or to obtain strategic partnerships or licenses. More recently, the President signed into law the Patient Protection and Affordable Care Act, which imposes numerous provisions over a four-year period. We have begun to assess the impact of this Act, but, at this early stage the likely impact cannot be ascertained with any degree of certainty.

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

As of November 11, 2010, we had 23 full-time employees. Our management, personnel, systems and facilities currently in place may not be adequate to support any future growth of our employee base. For example, we may hire additional personnel in clinical development, regulatory affairs and business development to further strengthen our core competencies or choose to develop sales, marketing and distribution capabilities for certain of our product candidates. Our need to effectively manage our operations, growth and product development programs requires that we:

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

We identified a material weakness in our internal control over financial reporting, and any failure to effectively remediate the material weakness identified as of September 30, 2010 could result in material misstatements in our financial statements.

As required by SEC rules, we carried out the required quarterly evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2010, the end of the period covered by this Report. Based on this evaluation and due to the material weakness described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2010.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our interim or annual financial statements will not be prevented or detected on a timely basis. In the course of preparing the financial statements as of September 30, 2010, that are included in this Form 10-Q, management identified control overrides and policy deviations by one of our senior executive officers. These actions resulted from the following deficiencies in internal control over financial reporting, which collectively represent a material weakness in our internal control over financial reporting. This material weakness was reported by management to our Audit Committee.

•

A senior executive officer lacked a sufficient control awareness related to compliance with the Company’s Code of Conduct, contract review and approval policies, and certain human resources policies and procedures for employee terminations.

•	We did not design adequate human resources policies and procedures related to ensuring compliance with our Code of Conduct.

As of the date of this Quarterly Report on Form 10-Q, we have not completed remediation of this material weakness and as a result, our principal executive officer and our principal financial and accounting officer have concluded that a material weakness continues to exist as of the end of the period covered by this Quarterly Report on Form 10-Q. We do not believe the material weakness had any effect on the accuracy of our financial statements for the current and prior reporting periods. However, there can be no assurance that significant deficiencies or additional material weaknesses will not transpire even with certain remedial actions in place by December 31, 2010, the date as of which we will next report on the effectiveness of our internal control over financial reporting.

Our management team is committed to achieving and maintaining a strong control environment and an overall tone within the organization that empowers all employees to act with the highest standards of ethical conduct. In addition, management remains committed to the process of developing and implementing improved corporate governance and compliance initiatives. Our Board and management team have been actively working on remediation efforts to address the material weakness and enhance our internal controls as follows:

•	The Board revised our contract review and approval policy to require the signature of two executive officers, one of whom must be the Chief Financial Officer or his designee;

•

The Board assigned additional responsibility to the Compensation Committee, including requirements that the Compensation Committee approve (1) any salary increases/adjustments greater than 10%, (2) any promotion or hiring into any position at the level of Vice President or above, (3) the salary of any individual promoted or hired for any position at the level of Vice President or above and (4) the granting to any employee of benefits or other perquisites not generally available to all employees;

•	The Board changed the reporting lines of our Vice President of Clinical Development and our Manager of Human Resources and Administration; and

•

Due to the appearance of a possible conflict of interest, the Board granted a waiver under our Code of Conduct to a senior executive officer and one of our other employees with respect to any joint real estate and banking transactions to which they are party as of November 13, 2010.

Subsequent to September 30, 2010, our Board has also formed a Strategic and Operational Review Committee comprised of certain members of our Board and our senior management team that has been tasked with reviewing all key strategic and operational matters. Our Board and our senior management team may engage additional third-party specialists to further review our identified material weakness and identify any other enhancements to our internal controls that may prevent future significant deficiencies and/or material weaknesses.

If these remedial measures are insufficient to address the material weakness, or significant deficiencies or additional material weaknesses in our internal control are discovered or occur in the future, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, we may be subject to class action litigation and, our common stock could be delisted from Nasdaq.

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

There is the risk that our patents (both those owned by us and those in-licensed) may not provide a competitive advantage, including the risk that our patents expire before we obtain regulatory and marketing approval for one or more of our product candidates, particularly our in-licensed patents. Also, our competitors may develop products similar to ours using methods and technologies that are beyond the scope of our intellectual property rights. Composition of matter patents on APIs may provide protection for pharmaceutical products without regard to formulation, method of use, or other type of limitation. We do not have compound patent protection for the API in our MN-166/AV411 and MN-001 product candidates, although we do have patent protection for a particular crystalline polymorph of MN-001 and we have composition of matter protection on ibudilast analogs. As a result, competitors that obtain the requisite regulatory approval will be able to offer products with the same API as found in our MN-166/AV411 and MN-001 product candidates so long as such competitors do not infringe any methods of use, methods of manufacture, formulation or, in the case of MN-001, specific polymorph patents that we hold or have exclusive rights to through our licensors. For example, we currently rely on a method of use patent for MN-166, which covers the use of the API found in our MN-166 product candidate for the treatment of MS. We also have a method of use patent for AV411 for the treatment of neuropathic pain syndromes.

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

Despite the listing of our common stock on the Nasdaq Global Market and the Hercules Market of the Osaka Securities Exchange in Japan, trading volume in our securities has been light and an active trading market may not develop for our common stock. In September 2010, our average trading volume was approximately 2,300 shares per day on the Nasdaq and approximately 7,000 shares per day on the Hercules Market of the Osaka Stock Exchange.

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like us in particular, have historically been highly volatile and may continue to be highly volatile in the future. For example, since the date of our initial public offering in Japan on February 4, 2005 through September 30, 2010, our common stock has traded as high as approximately $42.00 and as low as approximately $1.40. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended September 30, 2010.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended September 30, 2010.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: November 15, 2010	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D. President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ SHINTARO ASAKO
Shintaro Asako Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended September 30, 2010.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended September 30, 2010.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).