Form 10-Q
period 2011-03-31
MEDICINOVA INC
filed 2011-05-16
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of May 10, 2011, the registrant had 15,283,582 shares of Common Stock ($0.001 par value) outstanding.

MEDICINOVA, INC.

(a development stage company)

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,379,857	$28,252,204
Restricted cash (Note 2)	28,652,977	28,688,892
Restricted investment (Note 2)	—	623,751
Restricted letter of credit (Note 2)	—	47
Prepaid expenses and other current assets	848,876	779,103

Total current assets	60,881,710	58,343,997
Goodwill (Notes 1 and 2)	9,600,241	9,600,241
In-process research and development (Note 2)	4,800,000	4,800,000
Property and equipment, net	52,665	65,209
Other assets	103,296	124,722

Total assets	$75,437,912	$72,934,169

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$873,886	$1,099,625
Management transition plan liability (Note 2)	—	623,751
Debt (Notes 3, 4 and 11)	13,751,932	4,951,610
Convertible notes (Notes 2 and 8)	28,621,640	28,626,296
Escrow holdback (Note 2)	47	47
Accrued expenses	2,566,072	1,133,273
Income taxes payable	1,379	6,847
Accrued compensation and related expenses	502,011	348,755

Total current liabilities	46,316,967	36,790,204
Deferred tax liability (Note 2)	1,956,000	1,956,000
Long-term debt, less current portion (Notes 3, 4 and 11)	—	9,483,605

Total liabilities	48,272,967	48,229,809
Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value; 500,000 shares authorized at March 31, 2011 and December 31, 2010; no shares outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized at March 31, 2011 and December 31, 2010; 15,290,839 and 12,482,867 shares issued at March 31, 2011 and December 31, 2010, respectively, and 15,248,930 and 12,439,132 shares outstanding at March 31, 2011 and December 31, 2010, respectively	15,291	12,484
Additional paid-in capital	301,601,079	293,483,920
Accumulated other comprehensive loss	(63,359)	(55,702)
Treasury stock, at cost; 41,909 shares at March 31, 2011 and 43,735 shares at December 31, 2010	(1,193,930)	(1,197,935)
Deficit accumulated during the development stage	(273,194,136)	(267,538,407)

Total stockholders’ equity	27,164,945	24,704,360

Total liabilities and stockholders’ equity	$75,437,912	$72,934,169

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Period from September 26, 2000 (inception) to March 31, 2011
	2011	2010
Revenues	$—	$—	$1,558,227
Operating expenses:
Cost of revenues	—	—	1,258,421
Research and development	2,623,898	2,949,456	156,880,742
General and administrative	2,352,476	2,286,952	99,551,285

Total operating expenses	4,976,374	5,236,408	257,690,448

Operating loss	(4,976,374)	(5,236,408)	(256,132,221)
Impairment charge on investment securities	—	(7,479)	(1,735,212)
Foreign exchange gain/(loss)	358	(3,746)	(97,468)
Other expense	(52,733)	(31,307)	(233,240)
Interest expense	(652,387)	(44,174)	(2,663,112)
Other income	25,406	161,113	19,083,483
Income taxes	—	751	(53,244)

Net loss	(5,655,730)	(5,161,250)	(241,831,014)
Accretion to redemption value of redeemable convertible preferred stock	—	—	(98,445)
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	—	—	(31,264,677)

Net loss applicable to common stockholders	$(5,655,730)	$(5,161,250)	$(273,194,136)

Basic and diluted net loss per common share	$(0.45)	$(0.42)

Shares used to compute basic and diluted net loss per common share	12,547,759	12,269,102

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,		Period from September 26, 2000 (inception) to March 31, 2011
	2011	2010
Operating activities:
Net loss	$(5,655,730)	$(5,161,250)	$(241,831,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	175,683	538,485	48,484,215
Depreciation and amortization	12,544	41,027	1,916,099
Amortization of premium/discount on investment securities, convertible notes and debt discount and issuance costs	227,068	31,307	(1,624,416)
Impairment charge/(gain), net on investment securities and ARS put	—	7,479	1,735,212
(Gain)/loss on disposal of assets	—	2,026	10,637
Impairment of sublease	—	—	35,259
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(69,773)	(178,610)	(811,927)
Accounts payable, accrued expenses, income taxes payable and deferred rent	1,193,935	136,912	3,171,669
Accrued compensation and related expenses	153,256	(862,137)	405,870
Restricted assets	—	(143,159)	5,999

Net cash used in operating activities	(3,963,017)	(5,587,920)	(188,502,398)

Investing activities:
Cash paid for acquired business, net of acquired cash	—	—	(2,829,785)
Purchases of investment securities	—	—	(377,205,766)
Maturities or sales of investment securities	—	3,394,193	377,918,240
Acquisition of property and equipment	—	(7,101)	(2,271,505)
Proceeds from sales of property and equipment	—	—	256,845

Net cash provided by (used in) investing activities	—	3,387,092	(4,131,971)

Financing activities:
Net proceeds from the sale of common stock	5,025,381	250	126,488,903
Net proceeds from the sale of warrants	2,882,258	—	2,882,258
Sale of preferred stock, net of issuance costs	—	—	80,216,971
(Repayments of) proceeds from ARS loan, net	—	(3,162,119)	—
(Repayments of) proceeds from debt, net	(857,619)	—	13,812,381
Proceeds from conversion of convertible notes	36,645	1,695,466	1,841,425
Purchase of treasury stock, net of employee stock purchases	4,005	23,107	(1,227,712)

Net cash provided by financing activities	7,090,670	(1,443,296)	224,014,226

Net increase (decrease) in cash and cash equivalents	3,127,653	(3,644,124)	31,379,857
Cash and cash equivalents, beginning of period	28,252,204	19,241,581	—

Cash and cash equivalents, end of period	$31,379,857	15,597,457	$31,379,857

Supplemental disclosure of non-cash financing and operating activities:
Conversion of convertible preferred stock into common stock upon IPO	$—	$—	$43,515,677

Restricted assets, cash unrestricted upon conversion of convertible notes	$36,670	$1,695,466	$1,842,012

Supplemental disclosures of cash flow information:
Income taxes paid	$5,468	$8,795	$52,108

Interest paid	$478, 051	$44,174	$1,876,468

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

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flow for the interim period presented have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other period. For further information, see the financial statements and disclosures thereto for the year ended December 31, 2010 in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2011.

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

We have sustained operating losses since inception and expect such losses to continue over the next several years. We believe our existing cash and cash equivalents at March 31, 2011, will be sufficient to fund all of our debt repayment obligations, our forecasted research and development expenses and our fixed contractual obligations over the next 12 months. However, we will need to successfully complete one or more additional financing transactions and/or corporate partnerships in the near-term; otherwise, we will not have sufficient cash or other liquidity to fund our operations as currently conducted and staffed for the following 12 months, which raises substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. If adequate funds are not available, we will be required to delay, reduce the scope of or terminate one or more of our product development programs and relinquish some or all rights to product candidates. In parallel, we would be required to implement another reduction-in-force, implement additional cost reduction measures related to compensation and employee benefits, and reduce our professional fees and travel spend to minimize operating costs, to offset the lack of available funding.

Reclassifications

Certain amounts in the consolidated statements of operations for the three month period ended March 31, 2010 have been reclassified to conform to the presentation of interest expense, other expense and other income as reclassified in May 2010.

2. Avigen Transaction

On December 18, 2009, Absolute Merger, Inc., a wholly-owned subsidiary of ours, merged with and into Avigen, with Avigen continuing as the surviving entity and wholly-owned subsidiary of ours. Under the terms of the merger, we issued $29.4 million in secured convertible notes that mature on June 18, 2011, the 18-month anniversary of the closing of the merger. Holders of these convertible notes may convert their notes into our common stock at an initial conversion price of $6.80 per share. At the maturity of the convertible notes, the remaining holders would be paid out the same per share amount as the Avigen shareholders that elected to receive cash at the merger closing, plus accrued interest. As part of the merger consideration, the former Avigen shareholders were also entitled to receive approximately $0.04 per share, which was paid in two increments in 2010, and rights under contingent payment rights issued as part of the merger consideration. The amount paid in the two installments was net of a reconciliation of Avigen expenses and a letter of credit after expiry. In fiscal year 2010, under the first and second installments, we paid $140,119 and $73,449, respectively, to Avigen shareholders who elected payment in cash and we issued an additional principal amount of $685,917 and

$359,551, respectively, in convertible notes to Avigen shareholders who elected payment in convertible notes in lieu of a cash payment. The primary reasons for the Avigen acquisition were to combine the ibudilast development programs each company was respectively pursuing, to utilize the preclinical and clinical data for AV411 as support for the development pathway of MN-166, resulting in cost savings for us, and to capture a potential financing opportunity given Avigen’s cash balance prior to the Merger.

The following table reconciles the December 31, 2010 carrying value of the acquisition related assets and liabilities with their respective balances at March 31, 2011:

	Carrying Value at 12/31/10	Value of Notes Converted 1/1/11-3/31/11(9)	Interest Earned 1/1/11-3/31/11(10)	Interest Expense (Accretion) 1/1/11-3/31/11(11)	Other Activity 1/1/11-3/31/11		Carrying Value at 3/31/2011
Restricted cash(1)	$28,688,892	$(36,670)	$708	$—	$47	(3)	$28,652,977

Restricted investment-MTP(2)	$623,751	$—	$10	$—	$(623,761	)(2)	$—

Restricted letter of credit(3)	$47	$—	$—	$—	$(47	)(3)	$—

IPR&D(4)	$4,800,000	$—	$—	$—	$—		$4,800,000

Goodwill(5)	$9,600,241	$—	$—	$—	$—		$9,600,241

Escrow holdback(6)	$(47)	$—	$—	$—	$—		$(47)

MTP liability(2)	$(623,751)	$—	$(10)	$—	$623,761	(2)	$—

Deferred tax liability(7)	$(1,956,000)	$—	$—	$—	$—		$(1,956,000)

Convertible notes(8)	$(28,626,296)	$36,670	$(708)	$(31,306)	$—		$(28,621,640)

(1)	Restricted cash consists of cash held in a separate trust account, managed by a third-party, in connection with the Avigen merger consideration.
(2)	Restricted investment consisted of cash held in an irrevocable grantor trust, or rabbi trust, which was intended to fund benefit obligations under the Avigen, Inc. Management Transition Plan, or MTP. These funds represented reserves for benefits eligible to terminated employees as defined by the MTP. Accordingly, we booked the associated MTP liability. During the first quarter of 2011, the Avigen Representative notified us of his termination of the MTP due to the fulfillment of its obligations. Upon termination of the trust, the remaining funds in the account were paid to the former Avigen stockholders on a pro rata basis, which relieved us of the MTP liability.
(3)	Restricted letter of credit consisted of cash provided as a credit guarantee and security for an irrevocable letter of credit related to Avigen’s original lease of office space which expired November 30, 2010. The $47 remaining in the account related to December 2010 interest which posted after the funds were transferred to the escrow holdback account for distribution. These funds were transferred to the restricted cash account in January 2011.
(4)	In-process research and development (“IPR&D”) represents an estimate of fair value of in-process technology related to Avigen’s AV411 program, which at the merger closing date, had not received U.S. Food and Drug Administration (“FDA”) approval for any indication. As such, pursuant to ASC 805, amortization of the IPR&D will not occur until it reaches market feasibility. The annual test date for IPR&D impairment is December 31.
(5)	We included in the purchase price of Avigen the fair value of the aggregate merger consideration. We recorded $9.6 million of goodwill related to the excess purchase price over the assigned values of the net assets acquired. The goodwill was primarily a direct result of the fair value of the conversion feature of the convertible notes. The annual test date for goodwill impairment is December 31.
(6)	At the closing of the merger, we and Avigen funded $1,500,000 in a combination of cash and a letter of credit in a separate escrow account, pursuant to an escrow agreement, to cover the “escrow holdback” liability. During fiscal year 2010, pursuant to the terms of the escrow agreement, the escrow holdback liability was released upon distribution of the escrow funds to the Avigen shareholders on a pro rate basis, in either cash or convertible notes, depending on the election made at the acquisition date. The remaining $47 liability relates to the last interest payment in December that was not distributed to the Avigen shareholders.
(7)	The deferred tax liability represents the book to tax basis difference related to IPR&D acquired through the acquisition of Avigen.
(8)	At the closing of the merger, we and American Stock Transfer & Trust Company, LLC, as trustee, entered into an indenture governing the terms of the convertible notes. Under the terms of a separate trust agreement, $29.4 million was deposited with a trust agent for the benefit of the holders and us. At the election of the respective convertible note holders, the convertible notes can be converted into our common stock at the conversion price of $6.80 per share. Upon maturity of the convertible notes on June 18, 2011, the 18-month anniversary of the closing of the merger, we will use the funds remaining in the separate trust to pay the principal amount of, and accrued interest on, the remaining convertible notes. For the three months ended March 31, 2011, $708 was the amount of interest capitalized on the convertible notes.
(9)	During the three months ended March 31, 2011, 5,389 shares of our common stock were issued in connection with the conversion of convertible notes to our common stock at a conversion price of $6.80. $36,670 includes fractional shares being paid out of restricted cash. The proceeds received as a result of the convertible notes conversions into our common stock were deposited into a money market account and recorded as cash and cash equivalents in our consolidated balance sheet at March 31, 2011.

(10)	Interest earned on the restricted cash, investment and letter of credit balances is added to the principal of the respective liability accounts.
(11)	At December 31, 2009, the fair value of the convertible notes was less than their face value. As a result, over the term of the convertible notes (18 months) we will accrete the discount on the convertible notes with the offset being charged to interest expense.

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

At March 31, 2011, cash and cash equivalents (instruments with maturities of three months or less at the date of purchase) were $31.4 million, which were invested in money market accounts and money market funds. At March 31, 2011, restricted cash was $28.7 million and primarily invested in money market funds. We measure our cash equivalents and restricted cash on a recurring basis and the fair value of these current assets is based on Level 1 criteria in which their carrying amount is a reasonable estimate of their fair value based on daily quoted market prices.

The following table presents our financial instruments measured at fair value on a non-recurring basis classified by the fair value measurements and disclosures valuation hierarchy:

	As of March 31, 2011
	Total	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Current liabilities:
Debt(3)	$13,751,932	$—	$—	$13,751,932
Convertible notes(1, 2)	28,621,640	—	—	28,621,640

Total current liability	$42,373,572	$—	$—	$42,373,572

(1)	The fair value of the convertible notes and its related conversion feature were based on a binomial option pricing model (“BOPM”). Assumptions used in the BOPM included the maturity date of the convertible notes, the time between nodes, volatility, the face value of the convertible notes at the merger closing date and the risk-free rate. See Notes to Consolidated Financial Statements—Note 2, Avigen Transaction in our Annual Report on Form 10-K for further information on the BOPM.
(2)	Although we recorded the convertible notes as a liability upon merger closing on December 18, 2009, following ASC 805, the fair value of the conversion feature was accounted for within equity and will not be re-measured during interim periods and subsequent settlements (conversions to our stock) will be accounted for in equity. See Note 2, Avigen Transaction, above for information on the activity impacting the convertible notes liability during the three months ended March 31, 2011.

(3)	The carrying value of the debt approximates fair value. See Notes to Consolidated Financial Statements—Note 4, Debt, below for further information regarding the debt.

4. Debt

On May 10, 2010, we entered the Loan Agreement with Oxford, under which we borrowed $15.0 million. The stated interest rate on the loan was 12.87 percent. The effective interest rate on the debt financing was calculated to be 18.14 percent.

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

The Loan Agreement required that on or before March 31, 2011 we must have either (i) entered into a collaboration, joint venture or partnership with a non-affiliate providing for up-front cash proceeds to us (with such proceeds received on or before March 31, 2011) of not less than $15.0 million from either or a combination of an upfront payment(s) or proceeds from the sale or conversion of our securities issued in connection therewith or (ii) received positive Phase 2b data on MN-221, as defined in a completed partnership or joint venture agreement relating to MN-221, or had a positive end-of-Phase 2 meeting with the FDA and obtained the approval of the board of directors to proceed to Phase 3 with MN-221. A failure to meet the Loan Agreement requirements by March 31, 2011, would result in an immediate requirement for Loan repayment (as well as an increase in interest rate). In anticipation of not achieving either of the affirmative covenants required under our loan agreement with Oxford by March 31, 2011, we executed a pay-off letter between us and Oxford dated March 31, 2011, in which we negotiated the repayment of the loan in full on April 1, 2011. Oxford agreed to waive the early payment penalty of approximately $437,000. As a result of the executed loan—payoff letter, we have classified the entire debt obligation as a current liability in our consolidated balance sheet as of March 31. 2011. See Notes to Consolidated Financial Statements—Note 11, Subsequent Events, for further information on the Oxford loan payoff.

In connection with the Loan Agreement, we issued to Oxford a warrant to purchase up to 198,020 shares of our common stock. This warrant is exercisable, immediately, in whole or in part, has a per share exercise price of $6.06 and may be exercised on a cashless basis. The warrant will terminate on the earlier of May 10, 2017 or the closing date of a merger or consolidation transaction in which we are not the surviving entity. In addition, the warrant and debt instrument are immediately separable and were issued separately; thus, we accounted for the warrant as a component of stockholders’ equity as the agreement requires settlement in shares and under no provision of the agreement are we required to settle the warrant in cash.

We accounted for the interest on the debt using the effective interest method wherein we treated the debt issuance costs paid directly to the lender (financing fees) and the relative fair value of the warrants issued to the lender as a discount on the debt (or a contra liability) and we treated the debt issuance costs paid to third parties (primarily legal fees) as an other asset in our consolidated balance sheet. The amortization of the debt discount is recorded as interest expense and the amortization of the debt issuance costs paid to third parties is recorded as other expense in our consolidated statement of operations. The table below summarizes the debt activity recorded during the three months ended March 31, 2011:

	Carrying Value 12/31/2010	Amortization (Interest Expense)	Amortization (Other Expense)	Repayments	Carrying Value 3/31/2011
Other Assets:
Debt issuance costs paid to third parties	$124,722	$—	$(21,426)	$—	$103,296

Liability:
Loan	$(15,000,000)	$—	$—	$857,619	$(14,142,381)
Deferred interest charge	(134,491)	(54,207)	—	—	(188,698)

	$(15,134,491)	$(54,207)	$—	$857,619	$(14,331,079)

Contra Liability:
Relative fair value of warrants issued to lender(1)	$595,342	$(102,274)	$—	$—	$493,068
Debt issuance costs paid to lender	103,934	(17,855)	—	—	86,079

	$699,276	$(120,129)	$—	$—	$579,147

(1)	The relative fair value of the warrants issued to the lender was calculated using a Black-Scholes valuation model. The risk-free interest rate assumption used is 2.86 percent and is based upon observed risk-free interest rates appropriate for the expected term of the warrants. The expected volatility assumption used is 76 percent and is consistent with the volatility of our common stock based on the historical volatility of our stock since listing on the Nasdaq Global Market in December 2006. We have not paid any dividends on our common stock since our inception, and we do not anticipate paying any dividends on our common stock in the foreseeable future. Therefore, the dividend yield assumption used is zero. The expected term assumption used is seven years, which is the contractual life of the warrants. The fair value of the warrants using Black-Scholes is calculated to be $4.34 per share.

5. Net Loss Per Share

Net loss per share is presented as basic and diluted net loss per share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. For the three months ended March 31, 2011 and March 31, 2010, 83,957 and 4,471,246, respectively, potentially dilutive securities were excluded from determining diluted earnings per share because of their anti-dilutive effect.

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

	March 31, 2011	March 31, 2010
Beginning balance	$(55,702)	$(64,914)
Currency translation	(7,657)	(1,222)

Ending balance	$(63,359)	$(66,136)

As of March 31, 2011 and 2010, our comprehensive loss was $5,663,387 and $5,162,472, respectively.

7. Share-Based Payments

For the three months ended March 31, 2011 and 2010, share-based compensation expense related to stock options of approximately $130,000 and $400,000, respectively, was recorded as a component of general and administrative expense, and approximately $45,000 and $90,000, respectively, was recorded as research and development expense.

During the three months ended March 31, 2011, stock options to purchase 1,917 shares of common stock were exercised for approximately $8,200. As of March 31, 2011, there was $1.5 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.4 years.

There were no options granted during the three months ended March 31, 2011. The exercise price of stock options to purchase 400,000 shares of common stock granted during the three months ended March 31, 2010, was equal to market value on the date of grant and the share-based compensation expense for such stock options is reflected in operating results for the three months ended March 31, 2010. The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

Three Months Ended March 31, 2010
Risk-free interest rate	1.38%
Expected volatility of common stock	76.63%
Dividend yield	0.00%
Expected option term (in years)	4.4

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

As share-based compensation expense recognized in the accompanying consolidated statement of operations for the three months ended March 31, 2011 was based on stock option awards ultimately expected to vest, such expense should be reduced for estimated forfeitures. The authoritative guidance for compensation under ASC 718 (formerly SFAS No. 123R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have very few employees and our stock options vest monthly; therefore, we did not estimate any forfeitures during the first quarter of 2011, and we will adjust our stock-based compensation expense should any forfeitures occur. The weighted-average fair value of each stock option granted during the three months ended March 31, 2010, estimated as of the grant date using the Black-Scholes option valuation model, was $4.34 per stock option.

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

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrued interest or penalties at March 31, 2011 and we have not recorded any uncertain income tax benefits at March 31, 2011.

9. Commitments and Contingencies

Legal Proceedings

On March 3, 2011, we received a legal letter from a former employee who had been terminated in January 2011 pursuant to our planned reduction-in-force to save costs. The legal letter did not assert a claim outright; however, there were allegations made in the legal letter that could threaten litigation against us. We have engaged legal counsel in connection with the possibility of a lawsuit given this legal letter and the fact that this former employee’s separation agreement has expired. Given the inherent uncertainty and unpredictability of litigation and due to the status of this legal action, no range of loss or possible loss can be reasonably estimated. However, we do not expect the outcome of this matter to have a material adverse effect on our consolidated financial statements.

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

A summary of the changes in stock options outstanding under the 2000 Plan and 2004 Plan during the three months ended March 31, 2011 is as follows:

	Stock Options	Weighted Average Exercise Price
Balance at December 31, 2010	2,280,931	$8.38
Granted	—	$—
Exercised	(1,917)	$4.30
Cancelled	(177,213)	$6.69

Balance at March 31, 2011	2,101,801	$8.52

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2011 was $933. The aggregate intrinsic value of stock options outstanding at March 31, 2011 and exercisable at March 31, 2011 was approximately $80,000 and approximately $48,000, respectively. Of the total stock options outstanding as of March 31, 2011, options to purchase 1,633,483 shares of common stock are exercisable, with a weighted average exercise price of $ 9.34 per share and a weighted average contractual life of 6.0 years.

Employee Stock Purchase Plan (“ESPP”)

The following assumptions were used to value the March 31, 2011 employee stock purchases: a risk-free interest rate of 0.16 percent, expected volatility of 78 percent, expected term of six months and a dividend rate of 0 percent. For the three months ended March 31, 2011, 1,826 shares of common stock were issued under the ESPP and 272,301 shares of common stock were available for future issuance.

Convertible Notes

Holders of the convertible notes may submit conversion notices, which are irrevocable, instructing the trustee to convert such convertible notes into shares of our common stock at an initial conversion price of $6.80 per share. Following each conversion date, which date generally is the final business day of each calendar month, we will issue the number of whole shares of common stock issuable upon conversion as promptly as practicable (and in any event within 10 business days). The trustee will in turn release to us the respective amount of restricted cash to cover the stock issuance. We will then invest the unrestricted cash into either a money market fund or a money market account. Any fractional shares (after aggregating all convertible notes being converted by a holder on such date) will be rounded down and we will deliver cash for the current market value of the fractional share. For the three months ended March 31, 2011, approximately $36,645 of convertible notes was converted into 5,389 shares of our common stock.

Firm Commitment Underwritten Public Offering

On March 23, 2011, we announced a firm-commitment underwritten public offering of 2,750,000 units at a price to the public of $3.00 per unit for gross proceeds of $8.25 million. Each unit consists of one share of common stock, and a warrant to purchase one share of common stock. The shares of common stock and warrants are immediately separable and were issued separately. The warrants are exercisable immediately upon issuance, have a five-year term and an exercise price of $3.56 per share. On March 24, 2011, the underwriter exercised 50,666 units of its 412,500 unit overallotment. On March 29, 2011, we received net proceeds of approximately $7.9 million, after underwriter discount and underwriter expenses and no warrants exercised. In accordance with the authoritative guidance, we concluded that the warrants were indexed to our stock and do not permit net-cash settlement. Therefore, the warrants were classified as equity instruments and are not being marked to market prospectively as long as they continue to meet the conditions for equity classification.

11. Subsequent Events

Oxford Loan Update

Pursuant to the Oxford loan payoff agreement executed on March 31, 2011, we paid Oxford approximately $15.2 million on April 1, 2011 which paid the loan off in full.

ATM Offering

On May 5, 2011, we entered into an at-the-market issuance sales agreement, or sales agreement, with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through MLV as our sales agent. The issuance and sale of these shares by us under the sales agreement, if any, is subject to the effectiveness of our shelf registration statement on Form S-3 (File No. 333-163116), initially filed with the Securities and Exchange Commission on November 13, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 31, 2011. Past operating results are not necessarily indicative of results that may occur in future periods.

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

We are a development stage company. We have incurred significant net losses since our inception. At March 31, 2011, from inception, our accumulated deficit was approximately $273.2 million, including $48.5 million of non-cash stock-based compensation charges related to employee stock-based compensation and founders’ warrants. We expect to incur substantial net losses for at least the next several years as we continue to develop certain of our existing product development programs, primarily MN-221 for the treatment of acute exacerbations of asthma and Chronic Obstructive Pulmonary Disease, or COPD, exacerbations, and over the long-term if we are successful in expanding our research and development programs and acquiring or in-licensing products, technologies or businesses that are complementary to our own.

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

At present, we are focusing our resources on the following prioritized product development programs:

•

MN-221 for the treatment of acute exacerbations of asthma and COPD exacerbations, for which we initiated a Phase 2 clinical trial in the first quarter of 2009 to evaluate the safety and efficacy of MN-221 in patients with severe, acute exacerbations of asthma treated in the emergency room, which is on-going, and initiated a Phase 1b clinical trial in the fourth quarter of 2009 to evaluate the safety of MN-221 at planned escalating doses in patients with stable, moderate to severe COPD, in which we announced preliminary positive results in the first quarter of 2010.

•

MN-166/AV411, for which we continue to integrate the two programs into a combined ibudalist-based product development program to pursue discussions with potential partners to secure a strategic collaboration. For MN-166 for the treatment of MS, we completed a Phase 2 clinical trial in Eastern Europe in the second quarter of 2008 and we completed of a monkey toxicity preclinical study in the second quarter of 2010. For AV411 for other CNS disorders, we completed in the third quarter of 2010 a Phase 1b/2a opioid withdrawal clinical trial funded by the National Institute on Drug Abuse, or NIDA, and we have Phase 1b NIDA-funded clinical trial in methamphetamine-dependent volunteers initiated in fourth quarter of 2010.

Upon completion of proof-of-concept Phase 2 clinical trials, we intend to enter into strategic alliances with leading pharmaceutical or biotech companies to support further clinical development, and plan to keep certain commercialization rights in select markets. In addition, we continue to limit development activities for the balance of our existing product candidates in order to focus on our prioritized programs. For each of these remaining product candidates, we plan to conduct development activities only to the extent deemed necessary to maintain our license rights or maximize its value while pursuing a variety of initiatives to monetize such product candidate on appropriate terms.

Our eight non-prioritized product development programs consist of the following:

•

MN-001 for the treatment of bronchial asthma, for which we initiated a Phase 3 clinical program in the fourth quarter of 2006 that we subsequently terminated in the second quarter of 2007, and for which we developed prototypes of once-per-day oral dosing formulations;

•	MN-001 for the treatment of interstitial cystitis, for which we completed a Phase 2 clinical trial in the first quarter of 2007;

•	MN-029 for the treatment of solid tumors, for which we completed one Phase 1 clinical trial in the second quarter of 2006 and one Phase I clinical trial in the fourth quarter of 2007;

•

MN-305 for the treatment of Generalized Anxiety Disorder/insomnia, for which we completed a Phase 2 clinical trial for the treatment of Generalized Anxiety Disorder in the second quarter of 2006 and a Phase 2 clinical trial for the treatment of insomnia in the fourth quarter of 2007;

•

MN-221 for the treatment of preterm labor, for which we completed a Phase 1 clinical trial to investigate the pharmacokinetic profile of MN-221 in healthy pregnant women not in labor in the second quarter of 2007;

•	MN-246 for the treatment of urinary incontinence, for which we completed a Phase 1 clinical trial in the fourth quarter of 2006 and a Phase 1 food effects study in the first quarter of 2007;

•	MN-447 for the treatment of thrombotic disorders, which remains in preclinical development; and

•	MN-462 for the treatment of thrombotic disorders, which remains in preclinical development.

Avigen Transaction

In December 2009, Absolute Merger, Inc., a wholly-owned subsidiary of ours, merged with and into Avigen, with Avigen continuing as the surviving entity and wholly-owned subsidiary of ours. Under the terms of the merger, we issued $29.4 million in secured convertible notes that mature on June 18, 2011, the 18-month anniversary of the closing of the merger. Holders of these convertible notes may convert their notes into our common stock at an initial conversion price of $6.80 per share. At the maturity of the convertible notes, the remaining holders would be paid out the same per share amount as the Avigen shareholders that elected to receive cash at the merger closing, plus accrued interest. As part of the merger consideration, the former Avigen shareholders were also entitled to receive approximately $0.04 per share, which was paid in two increments in 2010, and rights under contingent payment rights issued as part of the merger consideration.

As a result of the Avigen transaction, our consolidated financial statements include Avigen’s operations after the completion of the acquisition. We accounted for the Avigen merger using the acquisition method of accounting. As a result, we recorded $4.8 million of IPR&D related to Avigen’s AV411 asset and we recorded $9.6 million of goodwill related to the excess purchase price over the assigned values of the net assets acquired. The goodwill was primarily a result of the conversion feature related to the convertible notes issued pursuant to the merger agreement. Our annual test date for IPR&D and goodwill impairment is December 31. We operate as one reporting segment and during the three months ended March 31, 2011 through the date of this report, there were no triggering events, market conditions (such as a drop in our stock price by more than 50%) or other factors (such as adverse clinical trial results) that would indicate possible or actual impairment of IPR&D or goodwill.

Debt

On May 10, 2010, we entered into a loan and security agreement, or the Loan Agreement, with Oxford, under which we borrowed $15.0 million. The financing is used to satisfy working capital needs, including the continued clinical development of MN-221. The stated interest rate on the loan was 12.87 percent. The effective interest rate on the loan was 18.14 percent when taking into consideration the deferred interest payment, the relative fair value of the warrants issued in connection with the loan and the fees associated with procuring the loan. Pursuant to the Loan Agreement, we also issued to Oxford a warrant to acquire up to 198,020 shares of our common stock, par value $0.001 per share, at an exercise price of $6.06 per share. Based on a Black Scholes model, the relative fair value of the warrant was approximately $859,000. In addition, the warrant and debt instrument are immediately separable and were issued separately; thus, we accounted for the warrant as a component of stockholders’ equity as the agreement requires settlement in shares and under no provision of the agreement are we required to settle the warrant in cash.

We accounted for the interest on the debt under the effective interest method wherein we treated the debt issuance costs paid directly to Oxford and the fair value of the warrants issued to Oxford as a discount on the debt (or a contra liability) and we treated the debt issuance costs paid to third parties as an asset. The related amortization of the debt discount is recorded as interest expense and the amortization of the debt issuance costs paid to third parties is recorded as other expense in our consolidated statement of operations.

On March 31, 2011, we and Oxford executed a pay-off letter in which Oxford waived early payment penalties of approximately $437,000 and we repaid the loan in full on April 1, 2011.

Reduction-in-Force

In January 2011, we commenced a reduction-in-force, or RIF, wherein we down-sized the company to save costs. We believe that with this RIF, we are adequately staffed given our research and development focus and that we are a development stage company.

Chinese Joint Venture

On March 3, 2011, we executed a joint venture letter of intent with Zhejiang Medicine Co., Ltd. and Beijing Make-Friend Medicine Technology Co., Ltd., which provides for the establishment of a joint venture company to develop and commercialize MN-221 in China. As of the date of the filing of this Quarterly Report on Form 10-Q, we have not yet completed the joint venture contract or applicable licensing agreement.

Underwritten Firm Commitment Public Offering

On March 23, 2011, we announced a firm-commitment underwritten public offering of 2,750,000 units at a price to the public of $3.00 per unit for gross proceeds of $8.25 million. Each unit consists of one share of common stock, and a warrant to purchase one share of common stock. The shares of common stock and warrants are immediately separable and were issued separately. The warrants are exercisable immediately upon issuance, have a five-year term and an exercise price of $3.56 per share. On March 24, 2011, the underwriter exercised 50,666 units of its 412,500 unit overallotment. On March 29, 2011, we received net proceeds of approximately $7.9 million, after underwriter discount and underwriter expenses and no warrants exercised. In accordance with the authoritative guidance, we concluded that the warrants were indexed to our stock and do not permit net-cash settlement. Therefore, the warrants were classified as equity instruments and are not being marked to market prospectively as long as they continue to meet the conditions for equity classification.

Revenues and Cost of Revenues

We have not generated any revenues from licensing, milestones or product sales to date, and we do not expect to generate any revenues from the commercialization of our product candidates within the next several years, if at all. Our revenues to date have been generated from providing development management services under master service agreements with Asahi Kasei Pharma Corporation and Argenes, Inc., pursuant to which we billed consulting fees and our pass-through clinical contract costs. The primary costs associated with our revenue were the clinical contract costs we incurred and passed-through to our customers. Our agreement with Asahi Kasei Pharma Corporation has been completed, and we terminated our agreement with Argenes, Inc. Therefore, we will not generate any further revenue from these agreements.

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

The following table summarizes our research and development expenses for the periods indicated for each of our product candidates. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Unallocated” category (in thousands):

Product Candidate	Disease/Indication	Three months ended March 31,
		2011	2010
MN-221	Acute exacerbations of asthma/COPD	$1,945	$2,334
MN-166/AV411	Multiple sclerosis/other CNS disorders	152	261
MN-001	Bronchial asthma	5	13
MN-001	Interstitial cystitis	5	7
MN-029	Solid tumors	16	22
MN-305	Generalized Anxiety Disorder/insomnia	—	3
MN-221	Preterm labor	2	2
MN-246	Urinary incontinence	1	1
MN-447	Thrombotic disorders	7	—
MN-462	Thrombotic disorders	—	—
Unallocated		491	306

Total research and development		$2,624	$2,949

As of the end of the second quarter of 2007, we determined to focus our resources on the development of our two prioritized product candidates, MN-221 for the treatment of acute exacerbations of asthma and MN-166 for the treatment of MS. In the third quarter of 2009, we determined to expand the product development program for MN-221 to evaluate MN-221 for the treatment of COPD exacerbations. In the second quarter of 2008 we completed the Phase 2 clinical trial of MN-166 ibudilast for the treatment of MS and in December 2009, through the Avigen acquisition, we acquired AV411 ibudilast for the treatment of other CNS disorders. We continue to work on combing the two ibudilast-based development programs and we are pursuing discussions with potential partners to secure a strategic collaboration. As such, we do not plan to undertake any further significant clinical development of MN-166/AV411 until such time that we secure a strategic collaboration to advance the combined ibudilast-based development program. We anticipate that our research and development expenses will increase with respect to MN-221 over the next two quarters as we strive to complete the current clinical trial, MN-221 CL-007, which is set in the ER. In addition, with respect to MN-166/AV411, in future periods, we will limit expenditures on this product candidate to those development activities deemed necessary, if any, to maximize its value for purposes of securing a partner for clinical development.

Following the last protocol amendment change to MN-221-CL-007 in 2010, we are experiencing a higher average enrollment rate for the quarter over last year’s average enrollment rate. While we anticipate enrolling the last patient in this study in the second half of 2011, due to the risks inherent in the clinical development process and given that this study is set in the ER, we are unable to estimate with certainty the costs that we will incur in the continued development of such product candidate and that we will complete this study as expected.

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

Certain of our ARS were subject to a settlement in which we received the right to sell back certain of our ARS at par value at any time during the period beginning June 30, 2010 and ending July 2, 2012 and we were offered a no net cost loan program, or ARS Loan, whereby the interest cost would not exceed the interest being paid on the underlying ARS investments.

On December 31, 2008, we designated our investment securities portfolio as trading investment securities; therefore, any additional increase or decrease in the fair value of our investment securities is recorded as either a gain or an impairment charge, respectively, in our consolidated statement of operations. Investment security fair value determinations were made on a Level 3 basis utilizing a discounted cash flow model, employing liquidity discounts.

As of December 31, 2010, we no longer held any investment securities.

Foreign Exchange Loss/(Gain)

To date, we have conducted most of our clinical trials in the United States. However, the Phase 2 clinical trial for MN-166 for the treatment of MS that completed in 2008 was conducted in Eastern Europe and the on-going Phase 2 clinical trial in MN-221 for the treatment of acute exacerbations of asthma, had a few clinical sites located in Australia and New Zealand in which certain of the invoices were denominated the Australian dollar and New Zealand dollar, respectively. In addition, we have certain investor relation invoices denominated in Japanese Yen and we have certain manufacturing invoices denominated in British Pound. At this time, we have not established a hedging program to mitigate our foreign exchange exposure. Foreign exchange gain/loss is based on the difference between the exchange rate at the settlement date and the exchange rate at the balance sheet date for the respective foreign currency invoice.

Other Expense

Other expense consists of accretion related to the convertible notes and the amortization of debt issuance costs paid to third parties.

Interest Expense

Interest expense consists of interest charged on our ARS Loan, interest charged on our long-term debt based on the effective interest method and amortization of debt discount.

Other Income

Other income consists of interest earned on our cash, cash equivalents and investment securities.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities. We review our estimates on an ongoing basis, including those related to our significant accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are the same as those noted in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board, or FASB, issued updated guidance related goodwill impairment testing. The guidance requires an entity to use an equity premise when performing the first step of a goodwill impairment test and if a reporting unit has a zero or negative carrying amount, the entity must assess and consider qualitative factors and whether it is more likely than not that a goodwill impairment exists. The second step continues to compare the carrying amount of the reporting unit’s goodwill to its implied fair value. The guidance is effective for public entities, for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. We early adopted the updated guidance in January 2011 and using the transitional approach we determined not to perform an interim goodwill impairment test given that we operate as one reporting segment and did not have a zero or negative carrying amount. We will continue to monitor our stock price and equity and assess qualitative factors. However, should our stock price continue to decline, possible impairment of goodwill could have a material impact on our consolidated financial statements.

In December 2010, FASB clarified guidance related to business combinations. Public entities involved in a business combination are now required to disclose revenue and earnings of the combined entity as though the combination that occurred during the current year had occurred as of the beginning of the comparable prior period being presented. It also requires that supplemental pro forma disclosures include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination be included. This guidance is effective for us for acquisitions occurring on or after the beginning of our 2011 fiscal year. This will not have an effect on our condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and 2010

Revenues

There were no revenues for the three months ended March 31, 2011 or March 31, 2010.

Research and Development

Research and development expenses for the three months ended March 31, 2011 were $2.6 million, a decrease of $0.3 million when compared to $2.9 million for the three months ended March 31, 2010. This decrease in research and development expenses was due to a decrease of $0.4 million in spending on our prioritized asset MN-221 for the treatment of acute exacerbations of asthma and COPD primarily due to the completion of the COPD clinical trial in 2010 and a decrease of $0.1 million in spending on our prioritized asset MN-166/AV411, primarily due to the completion of the monkey toxicity preclinical work completed in 2010, offset by an increase of $0.2 million in unallocated research and development expenses due to the payout of accrued vacation and severance in connection with the reduction-in-force that occurred in January 2011.

General and Administrative

General and administrative expenses were $2.4 million for the three months ended March 31, 2011, an increase of $0.1 million when compared to $2.3 million for the three months ended March 31, 2010. This increase in general and administrative expenses was primarily due to an increase of $0.4 million related to employee termination benefits paid out in the first quarter of 2011, offset by a reduction in stock based compensation expenses of $0.3 million due to employee terminations and fully amortized options.

Impairment Charge/Gain, net, on Investment Securities

Impairment charge/gain on investment securities for the three months ended March 31, 2011 was $0, as compared to a net impairment charge on investment securities of $7,000 for the three months ended March 31, 2010. In 2011 we no longer held any investment securities.

Foreign Exchange Loss/Gain

Foreign exchange gain for the three months ended March 31, 2011 was $400, as compared to a foreign exchange loss of $4,000 for the three months ended March 31, 2010. The foreign exchange gain/loss for the three months ended March 31, 2011 and 2010 relate to the remeasurement of foreign payables.

Other Expense

Other expense for the three months ended March 31, 2011 was $53,000, as compared to $31,000 for the three months ended March 31, 2010. Other expense relates to accretion on the convertible notes and amortization of debt issuance costs paid to third parties. We did not have debt in the first quarter of 2010.

Interest Expense

Interest expense for the three months ended March 31, 2011 was $652,000, as compared to $44,000 for the three months ended March 31, 2010. The increase in interest expense was due to the interest charged on the debt using the effective interest method, offset by a decrease in the amount of interest charged on the ARS Loan. We did not have debt in the first quarter of 2010 and the ARS Loan was repaid in the third quarter of 2010.

Other Income

Other income for the three months ended March 31, 2011 was $25,000, as compared to $161,000 for the three months ended March 31, 2010. The decrease is due to a decrease in interest income due to a lower yield earned on invested balances as we converted higher yielding investment securities into cash and cash equivalents subsequent to March 2010, which were invested in money market funds to preserve liquidity and principal.

Liquidity and Capital Resources

We incurred losses of $5,655,730 for the three months ended March 31, 2011 and we have incurred losses of $20,187,308, $20,368,890 and $21,924,829 for the years ended December 31, 2010, 2009, and 2008 respectively. We have an accumulated deficit of $273,194,136 as of March 31, 2011. Additionally, we have used net cash of $3,963,017, $17,698,079, $17,014,162 and $21,118,380 to fund our operating activities for the three months ended March 31, 2011 and for the years ended December 31, 2010, 2009, and 2008, respectively. To date these operating losses have been funded primarily through the private placement of our equity securities, the public sale of our common stock, long-term debt, the conversion of convertible notes to our common stock and the exercise of founders’ warrants, net of treasury stock repurchases.

As a development stage company, we have consumed substantial amounts of capital since our inception. We do not have any material commitments for capital expenditures; however, we have an on-going 200 patient Phase 2 clinical trial (MN-221-CL-007) for which we expect to complete enrollment in the second half of 2011. Our clinical studies are administered by third-party CROs and there is a significant degree of estimation involved in quantifying the expense associated with clinical trial activity. We accrue costs for work performed by CROs based on the achievement of contracted milestone activities and on internal estimates of activities using patient enrollment and contractual or estimated rates during the period. If we do not receive complete and accurate information from the CRO or third parties on a timely basis or correctly estimate the outcome of contract negotiations, activity levels and the enrollment rate, this could potentially impact R&D expense and cash payments in subsequent periods.

We have had, and continue to have, an ongoing need to raise additional cash from outside sources to fund our operations. We have an established history of raising capital through equity and debt, and we are currently involved in discussions with multiple parties. In March 2011, we raised approximately $7.9 million in net proceeds from a firm underwritten public offering in which we offered 2,750,000 units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. The purchase price for each unit was $3.00 and each warrant has an exercise price of $3.56 per share. In addition, in March 2011, the underwriter exercised 50,666 units of its 412,500 unit overallotment. Our current cash and cash equivalents, along with the proceeds from this offering, are our principal sources of liquidity as we cannot be assured of future conversion of the convertible notes into our common stock. Our business will continue to require us to incur substantial research and development. We also have assumed that all of our restricted cash will be used to pay our convertible notes that mature on June 18, 2011, although one or more holders may elect to convert some or all of the convertible notes to common stock at a conversion rate of $6.80 per share prior to the maturity date.

Although there can be no assurance given, we hope to successfully complete one or more additional financing transactions and/or corporate partnerships in the near-term; otherwise, we will not have sufficient cash or other liquidity to fund our operations as currently conducted and staffed for the following 12 months which raises substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. If we are unsuccessful in our efforts to raise outside capital in the immediate near term through our effective S-3 shelf registration and/or our discussions with potential strategic partners, we will be required to delay, reduce the scope of or terminate one or more of our product development programs and relinquish some or even all rights to product candidates. In parallel, we would be required to implement another RIF, implement additional cost reduction measures related to compensation and employee benefits, and reduce our professional fees and our travel spending to minimize operating costs, to offset the lack of available funding.

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

Cash and cash equivalents as of March 31, 2011 were $31.4 million and were primarily invested in money market interest bearing accounts and money market funds. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on net income for the year ended March 31, 2011.

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

On March 3, 2011, we received a legal letter from a former employee who had been terminated in January 2011 pursuant to our planned reduction-in-force to save costs. The legal letter did not assert a claim outright; however, there were allegations made in the legal letter that could threaten litigation against us. We have engaged legal counsel in connection with the possibility of a lawsuit given this legal letter and the fact that this former employee’s separation agreement has expired. Given the inherent uncertainty and unpredictability of litigation and due to the status of this legal action, no range of loss or possible loss can be reasonably estimated. However, we do not expect the outcome of this matter to have a material adverse effect on our consolidated financial statements.

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

We are a development stage biopharmaceutical company with a limited operating history. We have incurred significant net losses since our inception. For the three months ended March 31, 2011, we had a net loss of $5.7 million and our accumulated deficit was approximately $273.2 million. If we are successful in securing a strategic collaboration or in raising additional capital to support the expansion of our business, our annual net losses may increase over the next several years as we expand our infrastructure and incur significant costs related to the development of our product candidates.

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

We believe our existing cash and cash equivalents at March 31, 2011 will be sufficient to fund our debt repayment obligations, our forecasted research and development expenses and our fixed obligations over the next 12 months. However, we will need to successfully complete one or more additional financing transactions and/or corporate partnerships in the near-term; otherwise, we will not have sufficient cash or other liquidity to fund our operations as currently conducted and staffed for the following 12 months which raises doubt as to our ability to continue as a going concern.

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

We have consumed substantial amounts of capital since our inception. From our inception to March 31, 2011, we had an accumulated deficit of $273.2 million. Our cash and cash equivalents were approximately $31.4 million at March 31, 2011.

Our business will continue to require us to incur substantial research and development expenses and we do not expect to be able to fund these expenses solely from upfront cash or milestones from collaborations or strategic alliances. As such we may be required to raise capital from one or more sources in the near term to continue our operations at or close to the levels currently conducted. We believe that without raising additional capital soon from accessible sources of financings, we will not otherwise have adequate funding to complete the development of MN-221 including pivotal clinical trials or the commercialization of any products we successfully develop. We have assumed that all of our restricted cash will be used to pay our convertible notes that mature on June 18, 2011, although one or more holders may elect to convert some or all of the convertible notes to common stock at a conversion rate of $6.80 per share prior to the maturity date. There is no guarantee that adequate funds will be available when needed from additional debt or equity financing, arrangements with partners, or from other sources, or on terms attractive to us. The inability to obtain sufficient additional funds when needed to fund our operations would require us to significantly delay, scale back, or eliminate some or all of our clinical or regulatory activities, further reduce general and administrative expenses and have a substantial negative effect on our results of operations and financial condition.

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

Our product candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is costly, time-consuming, uncertain and subject to unanticipated delays. To receive regulatory approval for the commercial sale of any of our product candidates, we must conduct, at our own expense, adequate and well-controlled clinical trials in human patients to demonstrate the efficacy and safety of the product candidate. Clinical testing is expensive, takes many years and has an uncertain outcome. To date, we have obtained regulatory authorization to conduct clinical trials for eight of our product development programs. Investigational New Drug Applications, or INDs, were approved by the FDA and are active for seven of our product candidates. We also have obtained Clinical Trial Authorizations, or CTAs, for the ongoing Phase 2 clinical trial for MN-221 in Canada, Australia and New Zealand. Through the acquisition of Avigen, we have assumed responsibility for AV411 clinical trials including one active IND for neuropathic pain and cross-reference and drug product support of the NIDA-funded opioid withdrawal investigator-initiated IND with Columbia University drug addiction clinical researchers. In the third quarter of 2010, a NIDA-funded investigator-initiated IND with University of California Los Angeles was given approval by the FDA to proceed with an initial trial of our neurological drug candidate, ibudilast (MN-166/AV411), as a potential new pharmacotherapy for methamphetamine addiction. The study will be led by established clinical research investigators in the treatment of drug addiction.

It may take years to complete the clinical development necessary to commercialize a drug, and delays or failure can occur at any stage, which may result in our inability to market and sell any products derived from any of our product candidates that are ultimately approved by the FDA or foreign regulatory authorities. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing. For example, in October 2007, we announced that our Phase 2 clinical trial of MN-305 for the treatment of insomnia failed to achieve statistical significance in its primary endpoint, and, as a result, we terminated development of MN-305 for the treatment of insomnia. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization. Interim results of clinical trials do not necessarily predict final results, and success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials even after promising results in earlier clinical trials. In addition, any delays in completing clinical trials or the rejection of data from a clinical trial by a regulatory authority will result in increased development costs and could have a material adverse effect on the development of the impacted product candidate.

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

If we experience delays in the commencement or completion of our clinical trials, we could incur significantly higher product development costs and our ability to obtain regulatory approvals for our product candidates could be delayed or limited. The commencement and completion of clinical trials requires us to identify and maintain a sufficient number of study sites and enroll a sufficient number of patients at such sites. We do not know whether enrollment in our ongoing and planned clinical trials for our product candidates will be completed on time, or whether our additional planned and ongoing clinical trials for our product candidates will be completed on schedule, if at all. For example, through the third quarter of 2010 we continued to experience an overall slower than anticipated enrollment of patients for our ongoing Phase 2 clinical trial evaluating the safety and efficacy of MN-221 in patients with severe, acute exacerbations of asthma for various reasons such as the length of time required to stay in the emergency room, or ER, during the treatment period. Our enrollment rates have improved since September 30, 2010, we believe, due in part to changes to the protocol that shortened the length of time the patient needed to stay in the ER and that gave the ER physician control over the standard-of-care that was given to the patient during the treatment period. However, there is no assurance that we will complete enrollment in the second half of 2011.

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

A key aspect of our strategy is to seek collaborations with partners, such as large pharmaceutical companies, that are willing to conduct later-stage clinical trials and further develop and commercialize selected product candidates. Following completion of the Phase 2 clinical trial for MN-166 for the treatment of MS in the second quarter of 2008 and the acquisition of AV411 in December 2009, we do not plan to undertake any further significant clinical development activities for any of our product candidates other than MN-221 for the treatment of acute exacerbations of asthma and COPD exacerbations, other than those activities deemed necessary to maximize each product candidate’s value, until such time that we are successful in entering into a partnership or collaboration to further development of such product candidates. To date, we have not entered into any such collaborative arrangements, and we may not be able to enter into any collaborations or otherwise monetize these product candidates on acceptable terms, if at all.

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

As of May 10, 2011, we had 17 full-time employees, following a reduction in force which took place in January 2011, wherein we down-sized the company to save costs. If we are successful in securing a strategic collaboration or raising additional capital, our management, personnel, systems and facilities currently in place may not be adequate to support the company’s needs. For example, we may hire additional personnel in clinical development, regulatory affairs and business development to further strengthen our core competencies or choose to develop sales, marketing and distribution capabilities for certain of our product candidates. Our need to effectively manage our operations, growth and product development programs requires that we:

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

We have tested our remediation plan with the assistance of a third party and we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. The framework on which such evaluation was based is contained in the report entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on our evaluation under the criteria set forth in the COSO Report, our management concluded our internal control over financial reporting was effective as of December 31, 2010. Our registered public accounting firm issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2010 wherein they opined on the effectiveness of our internal control over financial reporting as of December 31, 2010. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

We may not be able to successfully secure a strategic collaboration to advance the combined ibudilast development programs. Following completion of the Phase 2 clinical trial of MN-166 for the treatment of MS in the second quarter of 2008 and the acquisition of AV411 in December 2009, we have not undertaken, nor do we plan to undertake, any further significant clinical development of MN-166/AV411 until such time that we secure a strategic collaboration to advance the combined clinical development of MN-166/AV411 ibudilast-based development program. We cannot assure you that we will be able to secure such a strategic collaboration or otherwise further advance, or recognize value from, a combined MN-166/AV411 clinical development program.

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

Despite the listing of our common stock on the Nasdaq Global Market and the Jasdaq Market of the Osaka Securities Exchange in Japan, trading volume in our securities has been light and an active trading market may not develop for our common stock. In March 2011, our average trading volume was approximately 1,700 shares per day on the Nasdaq Global Market and approximately 25,000 shares per day on the Jasdaq Market.

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like us in particular, have historically been highly volatile and may continue to be highly volatile in the future. For example, since the date of our initial public offering in Japan on February 4, 2005 through March 31, 2011, our common stock has traded as high as approximately $42.00 and as low as approximately $1.40. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
4.1(1)	Form of Warrant to Purchase Common Stock.

10.39(2)	Form of Amendment to Employment Agreement between MediciNova, Inc. and certain of its executive officers, dated December 31, 2010.

10.40(2)	Form of Severance Protection Agreement between MediciNova, Inc. and certain of its executive officers, dated December 31, 2010.

10.41(3)	Separation Agreement dated February 1, 2011, by and between MediciNova, Inc. and Shintaro Asako.

10.42	Pay-off Letter dated March 31, 2011, by and between MediciNova, Inc. and Oxford Finance Corporation

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended March 31, 2011.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended March 31, 2011.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Filed with the Registrant’s Current Report on Form 8-K filed March 24, 2011 and incorporated herein by reference.
(2)	Filed with the Registrant’s Current Report on Form 8-K filed January 4, 2011 and incorporated herein by reference.
(3)	Filed with the Registrant’s Current Report on Form 8-K filed February 3, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: May 16, 2011	By:	/S/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D. President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ MICHAEL COFFEE
Michael Coffee Chief Business Officer and Interim Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
4.1(1)	Form of Warrant to Purchase Common Stock.

10.39(2)	Form of Amendment to Employment Agreement between MediciNova, Inc. and certain of its executive officers, dated December 31, 2010.

10.40(2)	Form of Severance Protection Agreement between MediciNova, Inc. and certain of its executive officers, dated December 31, 2010.

10.41(3)	Separation Agreement dated February 1, 2011, by and between MediciNova, Inc. and Shintaro Asako.

10.42	Pay-off Letter dated March 31, 2011, by and between MediciNova, Inc. and Oxford Finance Corporation

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended March 31, 2011.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended March 31, 2011.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Filed with the Registrant’s Current Report on Form 8-K filed March 24, 2011 and incorporated herein by reference.
(2)	Filed with the Registrant’s Current Report on Form 8-K filed January 4, 2011 and incorporated herein by reference.
(3)	Filed with the Registrant’s Current Report on Form 8-K filed February 3, 2011 and incorporated herein by reference.