Form 10-Q
period 2011-06-30
MEDICINOVA INC
filed 2011-08-15
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

As of August 10, 2011, the registrant had 15,285,706 shares of Common Stock ($0.001 par value) outstanding.

MEDICINOVA, INC.

(a development stage company)

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,921,990	$28,252,204
Restricted cash (Note 2)	0	28,688,892
Restricted investment (Note 2)	0	623,751
Restricted letter of credit (Note 2)	0	47
Prepaid expenses and other current assets	792,220	779,103

Total current assets	12,714,210	58,343,997
Goodwill (Note 2)	9,600,241	9,600,241
In-process research and development (Note 2)	4,800,000	4,800,000
Property and equipment, net	41,303	65,209
Other assets (Note 4)	0	124,722

Total assets	$27,155,754	$72,934,169

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$329,339	$1,099,625
Management transition plan liability (Note 2)	0	623,751
Debt (Note 4)	0	4,951,610
Convertible notes (Notes 2 and 11)	0	28,626,296
Escrow holdback (Note 2)	0	47
Accrued expenses (Note 7)	1,685,845	1,133,273
Income taxes payable	1,379	6,847
Accrued compensation and related expenses	434,029	348,755

Total current liabilities	2,450,592	36,790,204
Deferred tax liability (Note 2)	1,956,000	1,956,000
Long-term debt, less current portion (Note 4)	0	9,483,605

Total liabilities	4,406,592	48,229,809
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value; 500,000 shares authorized at June 30, 2011 and December 31, 2010; no shares outstanding at June 30, 2011 and December 31, 2010	0	0
Common stock, $0.001 par value; 30,000,000 shares authorized at June 30, 2011 and December 31, 2010; 15,326,694 and 12,482,867 shares issued at June 30, 2011 and December 31, 2010, respectively, and 15,284,785 and 12,439,132 shares outstanding at June 30, 2011 and December 31, 2010, respectively	15,327	12,484
Additional paid-in capital	301,864,294	293,483,920
Accumulated other comprehensive loss	(61,045)	(55,702)
Treasury stock, at cost; 41,909 shares at June 30, 2011 and 43,735 shares at December 31, 2010	(1,193,930)	(1,197,935)
Deficit accumulated during the development stage	(277,875,484)	(267,538,407)

Total stockholders’ equity	22,749,162	24,704,360

Total liabilities and stockholders’ equity	$27,155,754	$72,934,169

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from September 26, 2000 (inception) to June 30, 2011
	2011	2010	2011	2010
Revenues	$0	$0	$0	$0	$1,558,227
Operating expenses:
Cost of revenues	0	0	0	0	1,258,421
Research and development	2,040,060	2,304,518	4,663,958	5,253,974	158,920,802
General and administrative	1,682,246	1,847,284	4,034,722	4,134,236	101,233,531

Total operating expenses	3,722,306	4,151,802	8,698,680	9,388,210	261,412,754

Operating loss	(3,722,306)	(4,151,802)	(8,698,680)	(9,388,210)	(259,854,527)
Write-off of debt related costs	(493,745)	0	(493,745)	0	(493,745)
Gain/(impairment charge) on investment securities	0	64,018	0	56,539	(1,735,212)
Foreign exchange gain/(loss)	(186)	2,020	172	(1,726)	(97,654)
Other expense	(31,308)	(43,324)	(84,041)	(74,631)	(264,548)
Interest expense	(450,000)	(406,269)	(1,102,387)	(450,443)	(3,113,112)
Other income	16,197	201,297	41,603	362,410	19,099,679
Income taxes	0	0	0	751	(53,244)

Net loss	(4,681,348)	(4,334,060)	(10,337,078)	(9,495,310)	(246,512,363)
Accretion to redemption value of redeemable convertible preferred stock	0	0	0	0	(98,445)
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	0	0	0	0	(31,264,677)

Net loss applicable to common stockholders	$(4,681,348)	$(4,334,060)	$(10,337,078)	$(9,495,310)	$(277,875,484)

Basic and diluted net loss per common share	$(0.31)	$(0.35)	$(0.74)	$(0.77)

Shares used to compute basic and diluted net loss per common share	15,319,273	12,431,395	13,941,172	12,350,697

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,		Period from September 26, 2000 (inception) to June 30, 2011
	2011	2010
Operating activities:
Net loss	$(10,337,078)	$(9,495,310)	$(246,512,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	333,110	1,065,387	48,641,643
Depreciation and amortization	23,906	68,239	1,927,461
Amortization of premium/discount on investment securities, convertible notes and debt discount and issuance costs	258,380	167,045	(1,593,109)
Write-off of debt related costs	493,745	0	493,745
Impairment charge/(gain), net on investment securities and ARS put	0	(56,537)	1,735,212
(Gain)/loss on disposal of assets	0	2,026	10,637
Impairment of sublease	0	0	35,259
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(13,117)	(277,550)	(755,271)
Accounts payable, accrued expenses, income taxes payable and deferred rent	(228,529)	(875,528)	1,749,209
Accrued compensation and related expenses	85,274	(857,633)	337,888
Restricted assets	(17)	(1,555)	5,982

Net cash used in operating activities	(9,384,326)	(10,261,416)	(193,293,707)

Investing activities:
Cash paid for acquired business, net of acquired cash	0	(226,000)	(2,829,785)
Purchases of investment securities	0	0	(377,205,766)
Maturities or sales of investment securities	0	15,694,194	377,918,240
Acquisition of property and equipment	0	(7,099)	(2,271,505)
Proceeds from sales of property and equipment	0	0	256,845

Net cash provided by (used in) investing activities	0	15,461,095	(4,131,971)

Financing activities:
Net proceeds from the sale of common stock	5,091,376	74,045	126,554,898
Net proceeds from the sale of warrants	2,882,258	0	2,882,258
Sale of preferred stock, net of issuance costs	0	0	80,216,971
Proceeds from ARS loan	0	0	17,605,485
Repayments of ARS loan	0	(15,602,861)	(17,605,485)
Proceeds from debt issuance, net	0	14,670,000	14,670,000
Repayments of debt	(15,000,000)	0	(15,000,000)
Proceeds from conversion of convertible notes	76,473	1,751,499	1,881,253
Purchase of treasury stock, net of employee stock purchases	4,005	23,107	(1,227,712)

Net cash (used in) provided by financing activities	(6,945,888)	915,790	209,977,668

Net (decrease) increase in cash and cash equivalents	(16,330,214)	6,115,469	11,921,990
Cash and cash equivalents, beginning of period	28,252,204	19,241,581	0

Cash and cash equivalents, end of period	$11,921,990	25,357,050	$11,921,990

Supplemental disclosure of non-cash financing and operating activities:
Conversion of convertible preferred stock into common stock upon IPO	$0	$0	$43,515,677

Restricted assets, cash unrestricted upon conversion of convertible notes	$76,473	$1,750,783	$1,881,815

Supplemental disclosures of cash flow information:
Income taxes paid	$5,468	$8,795	$52,108

Interest paid	$1,088,926	$358,025	$2,487,343

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

On June 29, 2011, we executed a joint venture agreement with Zhejiang Medicine Co., Ltd. and Beijing Make-Friend Medicine Technology Co., Ltd., which provides for the formation of a joint venture company to develop and commercialize MN-221 in China (China JV). Final approval from the Ministry of Commerce of the People’s Republic of China with respect to the joint venture has not yet been obtained.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flow for the interim period presented have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other period. For further information, see the financial statements and disclosures thereto for the year ended December 31, 2010 in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2011.

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

We have sustained operating losses since inception and expect such losses to continue over the next several years. We believe our existing cash and cash equivalents at June 30, 2011, will be sufficient through June 30, 2012, to fund our forecasted research and development expenses and our fixed contractual obligations; however, we will be required to implement another reduction-in-force unless we complete one or more additional financing transactions and/or corporate partnerships by the first quarter of 2012. Although there can be no assurances given, should we successfully raise cash, we would then re-assess the necessity to further down-size the company. On the other hand, if adequate funds are not available, we will be required to delay, reduce the scope of or terminate one or more of our product development programs and relinquish some or all rights to product candidates, all of which would raise substantial doubt as to our ability to continue as a going concern. As of June 30, 2011, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.

2. Avigen Transaction

On December 18, 2009, Absolute Merger, Inc., a wholly-owned subsidiary of ours, merged with and into Avigen, with Avigen continuing as the surviving entity and wholly-owned subsidiary of ours. Under the terms of the merger, we issued $29.4 million in secured convertible notes that matured on June 18, 2011, the 18-month anniversary of the closing of the merger. Holders of these convertible notes could convert their notes into our common stock at an initial conversion price of $6.80 per share through May 31, 2011. At the maturity of the convertible notes, the remaining holders were paid out the same per share amount as the Avigen shareholders that elected to receive cash at the merger closing, plus accrued interest, approximately $1.19 per share. As part of the merger consideration, the former Avigen shareholders were also entitled to receive approximately $0.04 per share, which was paid in two increments in 2010, and rights under contingent payment rights issued as part of the merger consideration. The amount paid in the two installments was net of a reconciliation of Avigen expenses and a letter of credit after expiry. In fiscal year 2010, under the first and second installments, we paid $140,119 and $73,449, respectively, to Avigen shareholders who elected payment in cash and we issued an additional principal amount of $685,917 and $359,551, respectively, in convertible notes to Avigen shareholders who elected payment in convertible notes in lieu of a cash payment. The primary reasons for the Avigen acquisition were to combine the ibudilast development programs each company was respectively pursuing, to utilize the preclinical and clinical data for AV411 as support for the development pathway of MN-166, resulting in cost savings for us, and to capture a potential financing opportunity given Avigen’s cash balance prior to the Merger.

The following table reconciles the December 31, 2010 carrying value of the acquisition related assets and liabilities with their respective balances at June 30, 2011:

	Carrying Value at 12/31/10	Value of Notes Converted 1/1/11-6/30/11(9)	Interest Earned 1/1/11-6/30/11(10)	Interest Expense (Accretion) 1/1/11-6/30/11(11)	Other Activity 1/1/11-6/30/11		Carrying Value at 6/30/2011
Restricted cash(1)	$28,688,892	$(76,625)	$1,238	$0	$(28,613,505	)(3)(12)	$0

Restricted investment-MTP(2)	$623,751	$0	$10	$0	$(623,761	)(2)	$0

Restricted letter of credit(3)	$47	$0	$0	$0	$(47	)(3)	$0

IPR&D(4)	$4,800,000	$0	$0	$0	$0		$4,800,000

Goodwill(5)	$9,600,241	$0	$0	$0	$0		$9,600,241

Escrow holdback(6)	$(47)	$0	$0	$0	$47	(12)	$0

MTP liability(2)	$(623,751)	$0	$(10)	$0	$623,761	(2)	$0

Deferred tax liability(7)	$(1,956,000)	$0	$0	$0	$0		$(1,956,000)

Convertible notes(8)	$(28,626,296)	$76,625	$(1,238)	$(62,614)	$28,613,523	(12)	$0

(1)	Restricted cash consisted of cash held in a separate trust account, managed by a third-party, in connection with the Avigen merger consideration. All remaining restricted cash was paid to the remaining noteholders upon expiry of the convertible notes on June 18, 2011.
(2)	Restricted investment consisted of cash held in an irrevocable grantor trust, or rabbi trust, which was intended to fund benefit obligations under the Avigen, Inc. Management Transition Plan, or MTP. These funds represented reserves for benefits eligible to terminated employees as defined by the MTP. Accordingly, we booked the associated MTP liability. During the first quarter of 2011, the Avigen Representative notified us of his termination of the MTP due to the fulfillment of its obligations. Upon termination of the trust, the remaining funds in the account were paid to the former Avigen stockholders on a pro rata basis, which relieved us of the MTP liability.
(3)	Restricted letter of credit consisted of cash provided as a credit guarantee and security for an irrevocable letter of credit related to Avigen’s original lease of office space which expired November 30, 2010. The $47 remaining in the account related to December 2010 interest which posted after the funds were transferred to the escrow holdback account for distribution. These funds were transferred to the restricted cash account in January 2011.
(4)	In-process research and development (“IPR&D”) represents an estimate of fair value of in-process technology related to Avigen’s AV411 program, which at the merger closing date, had not received U.S. Food and Drug Administration (“FDA”) approval for any indication. As such, pursuant to ASC 805, amortization of the IPR&D will not occur until it reaches market feasibility. The annual test date for IPR&D impairment is December 31.
(5)	We included in the purchase price of Avigen the fair value of the aggregate merger consideration. We recorded $9.6 million of goodwill related to the excess purchase price over the assigned values of the net assets acquired. The goodwill was primarily a direct result of the fair value of the conversion feature of the convertible notes. The annual test date for goodwill impairment is December 31.
(6)	At the closing of the merger, we and Avigen funded $1,500,000 in a combination of cash and a letter of credit in a separate escrow account, pursuant to an escrow agreement, to cover the “escrow holdback” liability. During fiscal year 2010, pursuant to the terms of the escrow agreement, the escrow holdback liability was released upon distribution of the escrow funds to the Avigen shareholders on a pro rate basis, in either cash or convertible notes, depending on the election made at the acquisition date. The remaining liability was relieved upon distribution of the restricted cash in June 2011, following the expiry of the convertible notes.
(7)	The deferred tax liability represents the book to tax basis difference related to IPR&D acquired through the acquisition of Avigen.
(8)	At the closing of the merger, we and American Stock Transfer & Trust Company, LLC, as trustee, entered into an indenture governing the terms of the convertible notes. Under the terms of a separate trust agreement, $29.4 million was deposited with a trust agent for the benefit of the holders and us. At the election of the respective convertible note holders, the convertible notes could be converted into our common stock at the conversion price of $6.80 per share. Upon maturity of the convertible notes on June 18, 2011, the 18-month anniversary of the closing of the merger, we used the funds remaining in the separate trust to pay the principal amount of, and accrued interest on, the remaining convertible notes. For the three and six months ended June 30, 2011, $530 and $1,238, respectively, was the amount of interest capitalized on the convertible notes.
(9)	During the three and six months ended June 30, 2011, 5,857 shares of our common stock and 11,246 shares of our commons stock, respectively, were issued in connection with the conversion of convertible notes to our common stock at a conversion price of $6.80. $76,625 includes fractional shares being paid out of restricted cash. The proceeds received as a result of the convertible notes conversions into our common stock were deposited into a money market account and recorded as cash and cash equivalents in our consolidated balance sheet at June 30, 2011.
(10)	Interest earned on the restricted cash, investment and letter of credit balances is added to the principal of the respective liability accounts.
(11)	At December 31, 2009, the fair value of the convertible notes was less than their face value. As a result, over the term of the convertible notes (18 months) we accreted the discount on the convertible notes with the offset being charged to interest expense.
(12)	Upon expiry of the convertible notes on June 18, 2011, the funds held in restricted cash were paid to the remaining noteholders which relieved us of our convertible notes liability.

See Notes to Consolidated Financial Statements—Note 2, Avigen Transaction, in our Annual Report on Form 10-K for further information on the Avigen merger.

3. Fair Value Measurements—Other Than Intangibles and Goodwill

As defined in the authoritative guidance for fair value measurements and disclosures, fair value is based on the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability and consistency of fair value measurements, ASC 820 prescribes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels which are described below:

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

At June 30, 2011, cash and cash equivalents (instruments with maturities of three months or less at the date of purchase) were $11.9 million, which were invested in money market accounts and money market funds. At June 30, 2011, we no longer held any restricted cash. We measure our cash equivalents on a recurring basis and the fair value of these current assets is based on Level 1 criteria in which their carrying amount is a reasonable estimate of their fair value based on daily quoted market prices.

At June 30, 2011, we no longer held any financial instruments measured at fair value on a non-recurring basis.

4. Debt

On May 10, 2010, we entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance Corporation, or Oxford, under which we borrowed $15.0 million. The stated interest rate on the loan was 12.87 percent. The effective interest rate on the debt financing was calculated to be 18.14 percent.

Our obligations under the Loan Agreement were secured by a first priority security interest in substantially all of our assets, other than our intellectual property. We also had agreed not to pledge or otherwise encumber our intellectual property assets. Our obligations under the Loan Agreement are guaranteed on a senior secured basis by Avigen.

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

On March 31, 2011, we executed a pay-off letter between us and Oxford, in which we negotiated the repayment of the loan in-full on April 1, 2011 and Oxford agreed to waive the early payment penalty of approximately $437,000.

We had accounted for the interest on the debt using the effective interest method wherein we treated the debt issuance costs paid directly to the lender (financing fees) and the relative fair value of the warrants issued to the lender as a discount on the debt (or a contra liability) and we treated the debt issuance costs paid to third parties (primarily legal fees) as an other asset in our consolidated balance sheet. The amortization of the debt discount was recorded as interest expense and the amortization of the debt issuance costs paid to third parties was recorded as other expense in our consolidated statement of operations. On April 1, 2011, pursuant to a payoff agreement between us and Oxford, we paid Oxford approximately $15.2 million and paid the loan in-full, which resulted in the write-off of approximately $0.5 million, which was recorded in our consolidated statement of operations. The table below summarizes the early repayment of the debt:

	Carrying Value 12/31/2010	Amortization (Interest Expense) 1/1/11-6/30/11	Amortization (Other Expense) 1/1/11-6/30/11	Payments 1/1/11-6/30/11	Write-off Debt Related Costs 1/1/11-6/30/11	Carrying Value 6/30/2011
Other Assets:
Debt issuance costs paid to third parties	$124,722	$0	$(21,426)	$0	$(103,296)	$0

Liability:
Loan	$(15,000,000)	$0	$0	$15,000,000	$0	$0
Deferred interest charge	(134,491)	(54,207)	0	0	188,698	0

	$(15,134,491)	$(54,207)	$0	$15,000,000	$188,698	$0

Contra Liability:
Relative fair value of warrants issued to lender(1)	$595,342	$(102,274)	$0	$0	$(493,068)	$0
Debt issuance costs paid to lender	103,934	(17,855)	0	0	(86,079)	0

	$699,276	$(120,129)	$0	$0	$(579,147)	$0

(1)	The relative fair value of the warrants issued to the lender was calculated using a Black-Scholes valuation model. The risk-free interest rate assumption used is 2.86 percent and is based upon observed risk-free interest rates appropriate for the expected term of the warrants. The expected volatility assumption used is 76 percent and is consistent with the volatility of our common stock based on the historical volatility of our stock since listing on the Nasdaq Global Market in December 2006. We have not paid any dividends on our common stock since our inception, and we do not anticipate paying any dividends on our common stock in the foreseeable future. Therefore, the dividend yield assumption used is zero. The expected term assumption used is seven years, which is the contractual life of the warrants. The fair value of the warrants using Black-Scholes is calculated to be $4.34 per share.

5. Net Loss Per Share

Net loss per share is presented as basic and diluted net loss per share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. For the three and six months ended June 30, 2011, 29,401 and 73,989, respectively, and for the three and six months ended June 30, 2010, 313,181 and 292,085, respectively, of potentially dilutive securities were excluded from determining diluted earnings per share because of their anti-dilutive effect.

6. Comprehensive Income (Loss)

The authoritative guidance for comprehensive income requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity (net assets) during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). Our comprehensive loss includes unrealized losses on marketable securities and currency translation. The table below sets forth the components of our accumulated other comprehensive loss at:

	June 30, 2011	June 30, 2010
Beginning balance	$(55,702)	$(64,914)
Currency translation	(5,343)	1,539

Ending balance	$(61,045)	$(63,375)

As of June 30, 2011 and 2010, our comprehensive loss was $10,342,421 and $9,493,771, respectively.

7. Balance Sheet Detail

Accrued Expenses

A substantial portion of our ongoing research and development activities are performed under agreements we enter into with external service providers, including clinical research organizations, which conduct many of our research and development activities. A portion of our ongoing general and administrative activities relate to legal, accounting and consulting services. We accrue for costs incurred as the services are being provided by monitoring the status of clinical trials or specific projects or services rendered, contractual factors such as milestones or retainer fees and the invoices received from our external service providers. Accrued expenses consist of the following:

	June 30, 2011	December 31, 2010
Research and development costs	$1,376,936	$766,886
Professional services fees	$162,472	$226,362
Other	$146,437	$140,025

	$1,685,845	$1,133,273

8. Share-Based Payments

For the three months ended June 30, 2011 and 2010, share-based compensation expense related to stock options of approximately $115,000 and $400,000, respectively, was recorded as a component of general and administrative expense, and approximately $43,000 and $100,000, respectively, was recorded as research and development expense. For the six months ended June 30, 2011 and 2010, share-based compensation expense related to stock options of approximately $ 245,000 and $900,000, respectively, was recorded as a component of general and administrative expense, and approximately $88,000 and $200,000, respectively, was recorded as research and development expense.

During the three and six months ended June 30, 2011, stock options to purchase 29,998 shares of common stock and 31,915 shares of common stock, respectively, were exercised for approximately $66,000 and $74,200, respectively. As of June 30, 2011, there was $1.5 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.3 years.

During the three and six months ended June 30, 2011, options to purchase 4,000 shares of common stock were granted. During the three and six months ended June 30, 2010, respectively, options to purchase 125,000 shares and 525,000 shares of common stock were granted. The exercise price of the options granted was equal to market value on the date of grant and the share-based compensation expense for such stock options is reflected in operating results for the three and six months ended June 30, 2011. The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Risk-free interest rate	1.84%	1.32%	1.84%	1.37%
Expected volatility of common stock	76.84%	76.07%	76.84%	76.50%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected option term (in years)	4.40	4.42	4.40	4.40

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

As share-based compensation expense recognized in the accompanying consolidated statement of operations for the three and six months ended June 30, 2011 was based on stock option awards ultimately expected to vest, such expense should be reduced for estimated forfeitures. The authoritative guidance for compensation expense requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have very few employees and our stock options vest monthly; therefore, we did not estimate any forfeitures during the first half of 2011, and we will adjust our stock-based compensation expense should any forfeitures occur. The weighted-average fair value of each stock option granted during the three and six months ended June 30, 2011, estimated as of the grant date using the Black-Scholes option valuation model, was $1.34 per stock option, whereas the weighted-average fair value of each stock option granted during the three and six month periods ended June 30, 2010, estimated as of the grant date using the Black-Scholes option valuation model, was $3.01 and $4.02, respectively, per stock option.

9. Income Taxes

In accordance with the authoritative guidance for income taxes, a deferred liability is determined based on the difference between the financial statement and the tax basis of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. We provide a valuation allowance against net deferred assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrued interest or penalties at June 30, 2011 and we have not recorded any uncertain income tax benefits at June 30, 2011.

10. Commitments and Contingencies

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

11. Stockholders’ Equity

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

A summary of the changes in stock options outstanding under the 2000 Plan and 2004 Plan during the six months ended June 30, 2011 is as follows:

	Stock Options	Weighted Average Exercise Price
Balance at December 31, 2010	2,280,931	$8.38
Granted	4,000	$2.28
Exercised	(31,915)	$2.33
Cancelled	(561,523)	$9.54

Balance at June 30, 2011	1,691,493	$8.09

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2011 was approximately $5,000. The aggregate intrinsic value of stock options outstanding at June 30, 2011 and exercisable at June 30, 2011 was approximately $87,000 and approximately $51,000, respectively. Of the total stock options outstanding as of June 30, 2011, options to purchase 1,282,984 shares of common stock are exercisable, with a weighted average exercise price of $ 8.94 per share and a weighted average contractual life of 6.0 years.

Employee Stock Purchase Plan (“ESPP”)

The following assumptions were used to value the March 31, 2011 employee stock purchases: a risk-free interest rate of 0.16 percent, expected volatility of 78 percent, expected term of six months and a dividend rate of 0 percent. There were no ESPP stock purchases for the three months ended June 30, 2011. For the six months ended June 30, 2011, 1,826 shares of common stock were issued under the ESPP and 272,301 shares of common stock were available for future issuance.

Convertible Notes

Prior to the maturity of the convertible notes on June 18, 2011, holders of the convertible notes could submit conversion notices, which were irrevocable, instructing the trustee to convert such convertible notes into shares of our common stock at an initial conversion price of $6.80 per share. Following each conversion date, which date generally was the final business day of each calendar month, we would issue the number of whole shares of common stock issuable upon conversion as promptly as practicable (and in any event within 10 business days). The trustee would in turn release to us the respective amount of restricted cash to cover the stock issuance. We would then invest the unrestricted cash into either a money market fund or a money market account. Any fractional shares (after aggregating all convertible notes being converted by a holder on such date) would be rounded down and we would deliver cash for the current market value of the fractional share. For the three and six months ended June 30, 2011, approximately $40,000 and $76,000, respectively, of convertible notes was converted into 5,857 shares of our commons stock and 11,246 shares of our common stock, respectively. All remaining convertible notes expired on June 18, 2011.

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

At-The-Market Issuance Sales Agreement

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

Sales of our common stock through MLV, if any, will be made on The NASDAQ Global Market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by us and MLV. Subject to the terms and conditions of the sales agreement, MLV will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are not obligated to make any sales of common stock under the sales agreement and may terminate the sales agreement at any time on 10 days notice. We will pay MLV an aggregate commission rate of 3.0% of the gross proceeds of the sales price per share of any common stock sold through MLV under the sales agreement. We have also provided MLV with customary indemnification rights. We have also engaged Ladenburg, Thalmann & Co., or Ladenburg, to act as a financial advisor in connection with the offering contemplated by the sales agreement and agreed to pay Ladenburg a fee of 0.5% of the gross proceeds of any “at-the-market” equity offering consummated in connection therewith payable upon the closing of each such “at-the-market” equity offering. For the three and six months ended June 30, 2011 we have not issued any shares of common stock under the sales agreement.

12. Subsequent Events

On July 6, 2011, we entered into a fifth amendment, the Lease Amendment, of our lease agreement, the Lease, with 4350 La Jolla Village LLC, the Landlord. The Lease Amendment amends the Lease of our headquarters located at 4350 La Jolla Village Drive, Suite 950, San Diego, California, 92122, and extends the Lease term for nine additional months with respect to 5,089 square feet, from August 31, 2011 to May 31, 2012. The Lease Amendment provides that we will pay the Landlord a monthly base rent of $12,468.00 for the premises during the nine-month extension period.

On August 10, 2011, we announced a clinical trial collaboration with a headache and pain specialist in the Clinical Pharmacology department at the University of Adelaide, Australia who is initiating a Phase 2 trial of ibudilast (MN-166/AV411) as a potential new pharmacotherapy for medication overuse headache (MOH). This investigator-initiated and investigator-funded MOH trial has cleared necessary reviews and we will provide active drug and placebo product, as well as regulatory support for the trial. We do not expect that collaboration in the MOH trial will have a material effect on our financial condition.

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

We are a development stage company. We have incurred significant net losses since our inception. At June 30, 2011, from inception, our accumulated deficit was approximately $277.9 million, including $48.6 million of non-cash stock-based compensation charges related to employee stock-based compensation and founders’ warrants. We expect to incur substantial net losses for at least the next several years as we continue to develop certain of our existing product development programs, primarily MN-221 for the treatment of acute exacerbations of asthma and Chronic Obstructive Pulmonary Disease, or COPD, exacerbations, and over the long-term if we are successful in expanding our research and development programs and acquiring or in-licensing products, technologies or businesses that are complementary to our own. While there can be no assurances given, we will need to successfully complete one or more additional financing transactions and/or corporate partnerships in the near-term; otherwise, we will not have sufficient cash or other liquidity to fund our operations as currently conducted and staffed for the following 12 months, which raises substantial doubt as to our ability to continue as a going concern.

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

In December 2009 we acquired Avigen Inc., or Avigen, a biopharmaceutical company that focused on identifying and developing differentiated products to treat patients with serious disorders, whose potential product candidate was AV411, a macrophage migration inhibitory factor and a glial attenuator for central nervous system, or CNS, disorders, such as neuropathic pain, progressive MS or drug (opioid and methamphetamine) addiction. We continue to integrate the two ibudilast-based product development programs and pursue discussions with potential partners to secure a strategic collaboration to advance clinical development of the combined development programs.

At present, we are focusing our resources on the following prioritized product development programs:

•

MN-221 for the treatment of acute exacerbations of asthma and COPD exacerbations, for which we initiated a Phase 2 clinical trial (MN-221-CL-007) in the first quarter of 2009 to evaluate the safety and efficacy of MN-221 in patients with severe, acute exacerbations of asthma treated in the emergency room. The MN-221-CL-007 trial is progressing. COPD development included a Phase 1b clinical trial in patients with stable, moderate to severe COPD, which was completed in 2010. The encouraging safety and efficacy data was reported via press release in the first quarter of 2010 and at the CHEST Society meeting later in 2010. Further COPD development is in the planning stage and is contingent upon additional funding.

•

MN-166/AV411, for which we continue to integrate the two programs into a combined ibudilast-based product development program to pursue discussions with potential partners or other strategic collaboration(s). MN-166 has completed a Phase 2 clinical trial in MS in Eastern Europe in 2008 wherein positive safety and neuroprotective efficacy indicators were obtained, thus, directing next stage development towards a Phase 2b progressive MS indication. AV411 for neuropathic pain is lined up for a phase 2 proof-of-concept trial pending funding. Limited animal safety and product manufacturing and stability work has been completed or is ongoing. In the drug addiction area, a Phase 1b/2a opioid withdrawal clinical trial funded by the National Institute on Drug Abuse, or NIDA, was completed at the end of 2010 and reported last quarter at the College on Problems of Drug Dependence meeting in Florida. A Phase 1b NIDA-funded clinical trial in methamphetamine-dependent volunteers with expert investigators at UCLA initiated in the fourth quarter of 2010 and is currently enrolling patients.

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

Avigen Transaction

In December 2009, Absolute Merger, Inc., a wholly-owned subsidiary of ours, merged with and into Avigen, with Avigen continuing as the surviving entity and wholly-owned subsidiary of ours. Under the terms of the merger, we issued $29.4 million in secured convertible notes that matured on June 18, 2011, the 18-month anniversary of the closing of the merger. Holders of these convertible notes could convert their notes into our common stock at an initial conversion price of $6.80 per share. At the maturity of the convertible notes, the remaining holders were paid out the same per share amount as the Avigen shareholders that elected to receive cash at the merger closing, plus accrued interest, approximately $1.19 per share. As part of the merger consideration, the former Avigen shareholders received approximately $0.04 per share, which was paid in two increments in 2010, and rights under contingent payment rights issued as part of the merger consideration.

As a result of the Avigen transaction, our consolidated financial statements include Avigen’s operations after the completion of the acquisition. We accounted for the Avigen merger using the acquisition method of accounting. As a result, we recorded $4.8 million of IPR&D related to Avigen’s AV411 asset and we recorded $9.6 million of goodwill related to the excess purchase price over the assigned values of the net assets acquired. The goodwill was primarily a result of the conversion feature related to the convertible notes issued pursuant to the merger agreement. Our annual test date for IPR&D and goodwill impairment is December 31. We operate as one reporting segment and during the six months ended June 30, 2011 through the date of this report, there were no triggering events, market conditions (such as a drop in our stock price by more than 50%) or other factors (such as adverse clinical trial results) that would indicate possible or actual impairment of IPR&D or goodwill.

Debt

On May 10, 2010, we entered into a loan and security agreement, or the Loan Agreement, with Oxford, under which we borrowed $15.0 million. The financing was used to satisfy working capital needs, including the continued clinical development of MN-221. The stated interest rate on the loan was 12.87 percent. The effective interest rate on the loan was 18.14 percent when taking into consideration the deferred interest payment, the relative fair value of the warrants issued in connection with the loan and the fees associated with procuring the loan. Pursuant to the Loan Agreement, we also issued to Oxford a warrant to acquire up to 198,020 shares of our common stock, par value $0.001 per share, at an exercise price of $6.06 per share. Based on a Black Scholes model, the relative fair value of the warrant was approximately $859,000. In addition, the warrant and debt instrument are immediately separable and were issued separately; thus, we accounted for the warrant as a component of stockholders’ equity as the agreement requires settlement in shares and under no provision of the agreement are we required to settle the warrant in cash.

We accounted for the interest on the debt under the effective interest method wherein we treated the debt issuance costs paid directly to Oxford and the fair value of the warrants issued to Oxford as a discount on the debt (or a contra liability) and we treated the debt issuance costs paid to third parties as an asset. The related amortization of the debt discount was recorded as interest expense and the amortization of the debt issuance costs paid to third parties was recorded as other expense in our consolidated statement of operations.

On March 31, 2011, we and Oxford executed a pay-off letter in which Oxford waived early payment penalties of approximately $437,000 and we repaid the loan in-full on April 1, 2011, which resulted in the write-off of the debt related costs.

Reduction-in-Force

In January 2011, we commenced a reduction-in-force, or RIF, wherein we down-sized the company to save costs. We believe that with this RIF, we are adequately staffed given our research and development focus and that we are a development stage company.

Chinese Joint Venture

On June 29, 2011, we executed a joint venture agreement with Zhejiang Medicine Co., Ltd. and Beijing Make-Friend Medicine Technology Co., Ltd., which provides for the formation of a joint venture company to develop and commercialize MN-221 in China (China JV). Final approval from the Ministry of Commerce of the People’s Republic of China with respect to the joint venture has not yet been obtained.

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

At-The-Market Issuance Sales Agreement

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

Sales of our common stock through MLV, if any, will be made on The NASDAQ Global Market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by us and MLV. Subject to the terms and conditions of the sales agreement, MLV will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are not obligated to make any sales of common stock under the sales agreement and may terminate the sales agreement at any time on 10 days notice. We will pay MLV an aggregate commission rate of 3.0% of the gross proceeds of the sales price per share of any common stock sold through MLV under the sales agreement. We have also provided MLV with customary indemnification rights. We have also engaged Ladenburg, Thalmann & Co., or Ladenburg, to act as a financial advisor in connection with the offering contemplated by the sales agreement and agreed to pay Ladenburg a fee of 0.5% of the gross proceeds of any “at-the-market” equity offering consummated in connection therewith payable upon the closing of each such “at-the-market” equity offering. For the three and six months ended June 30, 2011 we have not issued any shares of common stock under the sales agreement.

Subsequent Events

On July 6, 2011, we entered into a fifth amendment, the Lease Amendment, of our lease agreement, the Lease, with 4350 La Jolla Village LLC, the Landlord. The Lease Amendment amends the Lease of our headquarters located at 4350 La Jolla Village Drive, Suite 950, San Diego, California, 92122, and extends the Lease term for nine additional months with respect to 5,089 square feet, from August 31, 2011 to May 31, 2012. The Lease Amendment provides that we will pay the Landlord a monthly base rent of $12,468.00 for the premises during the nine-month extension period.

On August 10, 2011, we announced a clinical trial collaboration with a headache and pain specialist in the Clinical Pharmacology department at the University of Adelaide, Australia who is initiating a Phase 2 trial of ibudilast (MN-166/AV411) as a potential new pharmacotherapy for medication overuse headache (MOH). This investigator-initiated and investigator-funded MOH trial has cleared necessary reviews and we will provide active drug and placebo product, as well as regulatory support for the trial. We do not expect that collaboration in the MOH trial will have a material effect on our financial condition.

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

The following table summarizes our research and development expenses for the periods indicated for each of our product candidates. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Unallocated” category (in thousands):

Product Candidate	Disease/Indication	Three months ended June 30,		Six months ended June 30,
		2011	2010	2011	2010
MN-221	Acute exacerbations of asthma/ COPD	$1,487	$1,710	$3,432	$4,044
MN-166	Multiple sclerosis/other CNS disorders	238	210	389	472
MN-001	Bronchial asthma	27	23	31	36
MN-001	Interstitial cystitis	11	21	16	28
MN-029	Solid tumors	28	12	44	34
MN-305	Generalized Anxiety Disorder/insomnia	1	3	1	5
MN-221	Preterm labor	0	0	2	2
MN-246	Urinary incontinence	1	(18)	2	(17)
MN-447	Thrombotic disorders	39	0	46	0
MN-462	Thrombotic disorders	0	0	0	0
Unallocated		208	344	701	650

Total research and development		$2,040	$2,305	$4,664	$5,254

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

Following the last protocol amendment change to MN-221-CL-007 in 2010, we are experiencing a higher average enrollment rate for the quarter over last year’s average enrollment rate for the quarter. While we anticipate enrolling the last patient in this study by the end of 2011, due to the risks inherent in the clinical development process and given that this study is set in the ER, we are unable to estimate with certainty the costs that we will incur in the continued development of such product candidate and that we will complete this study as expected.

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

As of December 31, 2010, we no longer held any investment securities.

Write-off of Debt Related Costs

The Oxford loan had an original maturity of July 31, 2013, assuming certain affirmative covenants were met as of March 31, 2011. To preserve cash by saving on future interest payments, we negotiated with Oxford early repayment of the loan in-full on April 1, 2011, wherein the prepayment penalty of $437,000 was waived. In recording the loan repayment, we wrote off the unamortized debt discount and debt issuance costs related to the loan, which resulted in a total write-off of approximately $0.5 million being recorded in our statement of operations during the three and six months ended June 30, 2011.

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

Other Expense

Other expense consisted of accretion related to the convertible notes and the amortization of debt issuance costs paid to third parties.

Interest Expense

Interest expense consisted of interest charged on our ARS Loan, interest charged on our long-term debt based on the effective interest method and amortization of debt discount.

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued an accounting standard regarding comprehensive income. This recently issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. We will adopt this standard in January 2012. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact our financial position or results of operations.

In May 2011, the FASB issued clarification regarding fair value measurements. This recently issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. We will adopt this standard in January 2012. We do not expect that adoption of this standard will have a material impact on our financial position or results of operations.

In December 2010, the FASB issued updated guidance related goodwill impairment testing. This guidance requires an entity to use an equity premise when performing the first step of a goodwill impairment test and if a reporting unit has a zero or negative carrying amount, the entity must assess and consider qualitative factors and whether it is more likely than not that a goodwill impairment exists. The second step continues to compare the carrying amount of the reporting unit’s goodwill to its implied fair value. The guidance is effective for public entities, for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. We adopted the updated guidance in January 2011 and using the transitional approach we determined not to perform an interim goodwill impairment test given that we operate as one reporting segment and did not have a zero or negative carrying amount. We will continue to monitor our stock price and equity and assess qualitative factors. However, should our stock price continue to decline, possible impairment of goodwill could have a material impact on our consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2011 and 2010

Revenues

There were no revenues for the three months ended June 30, 2011 or June 30, 2010.

Research and Development

Research and development expenses for the three months ended June 30, 2011 were $2.0 million, a decrease of $0.3 million when compared to $2.3 million for the three months ended June 30, 2010. This decrease in research and development expenses was primarily due to a decrease of $0.2 million in spending on our prioritized asset MN-221 for the treatment of acute exacerbations of asthma and COPD due primarily to the completion of the COPD and bioavailability clinical trials in 2010, offset by an increase MN-221 CL007 clinical trial expenses due to an increase in patient enrollment over prior year’s quarter and a decrease of $0.1 in unallocated personnel costs primarily due to a reduction in headcount.

General and Administrative

General and administrative expenses were $1.7 million for the three months ended June 30, 2011, a decrease of $0.1 million when compared to $1.8 million for the three months ended June 30, 2010. This decrease in general and administrative expenses was due primarily to a decrease of $0.3 million in stock based compensation expense due to employee terminations, offset by a $0.2 million increase in professional fees due primarily to the Chinese JV agreement.

Write-off of Debt Related Costs

Write-off of debt related costs for the three months ended June 30, 2011 was $494,000, as compared to no write-off of debt related costs for the three months ended June 30, 2010. In April 2011, pursuant to the early repayment of our debt with Oxford, we wrote-off the unamortized debt discount and debt issuance costs related to the debt.

Impairment Charge/Gain, net, on Investment Securities

There was no impairment charge or gain on investment securities for the three months ended June 30, 2011, as compared to a net gain on investment securities of $64,000 for the three months ended June 30, 2010. In 2011 we no longer held any investment securities.

Foreign Exchange Loss/Gain

Foreign exchange loss for the three months ended June 30, 2011 was $200, as compared to a foreign exchange gain of $2,000 for the three months ended June 30, 2010. The foreign exchange loss in the current quarter was a result of the revaluation of Japanese yen-denominated liabilities, whereas in the second quarter of 2010, the revaluation of the Japanese yen-denominated liabilities resulted in a foreign exchange gain.

Other Expense

Other expense for the three months ended June 30, 2011 was $31,000, as compared to $43,000 for the three months ended June 30, 2010. For the second quarter of 2011, other expense consists only of accretion related to the convertible notes as our debt with Oxford was repaid on April 1. In the second quarter of 2010, other expense related to both accretion on the convertible notes and amortization of debt issuance costs paid to third parties related to the long-term debt.

Interest Expense

Interest expense for the three months ended June 30, 2011 was $450,000, as compared to $406,000 for the three months ended June 30, 2010. The increase in interest expense was due to the payment of the deferred interest upon repayment of our debt with Oxford. In 2010, interest expense was comprised of interest charged on the debt using the effective interest method and interest charged on the ARS Loan which was repaid in 2010.

Other Income

Other income for the three months ended June 30, 2011 was $16,000, as compared to $201,000 for the three months ended June 30, 2010. The decrease is due to a decrease in interest income due to a lower yield earned on invested balances as we converted higher yielding investment securities into cash and cash equivalents, which were invested in money market funds to preserve liquidity and principal.

Comparison of the Six Months Ended June 30, 2011 and 2010

Revenues

There were no revenues for the six months ended June 30, 2011 or June 30, 2010.

Research and Development

Research and development expenses for the six months ended June 30, 2011 were $4.7 million, a decrease of $0.6 million when compared to $5.3 million for the six months ended June 30, 2010. This decrease in research and development expenses was primarily due to a decrease of $0.6 million in spending on our prioritized asset MN-221 for the treatment of acute exacerbations of asthma and COPD due the completion of the COPD and bioavailability clinical trials and less drug manufacturing costs, offset by increased clinical trial costs in our on-going MN-221-CL-007 clinical trial due to higher enrollment in the study, as compared to the study’s enrollment in the prior year.

General and Administrative

General and administrative expenses were $4.0 million for the six months ended June 30, 2011, a decrease of $0.1 million when compared to $4.1 million for the six months ended June 30, 2010. This decrease in general and administrative expenses of $0.1 million was due primarily to a decrease in stock-based compensation expense due to a reduction in headcount, offset by an increase in professional fees related to the financing transactions and the China JV agreement.

Write-off of Debt Related Costs

Write-off of debt related costs for the six months ended June 30, 2011 was $494,000, as compared to no write-off of debt related costs for the six months ended June 30, 2010. In April 2011, pursuant to the early repayment of our debt with Oxford, we wrote-off the unamortized debt discount and debt issuance costs related to the debt.

Impairment Charge/Gain, net, on Investment Securities

There was no impairment charge or gain on investment securities for the six months ended June 30, 2011, as compared to a net gain on investment securities of $57,000 for the six months ended June 30, 2010. In 2011 we no longer held any investment securities.

Foreign Exchange Loss/Gain

Foreign exchange gain for the six months ended June 30, 2011 was $200, as compared to a foreign exchange loss of $2,000 for the six months ended June 30, 2010. The foreign exchange gain/loss for the six months ended June 30, 2011 and 2010 relate to the remeasurement of foreign payables.

Other Expense

Other expense for the six months ended June 30, 2011 was $84,000, as compared to $75,000 for the six months ended June 30, 2010. Other expense relates to accretion on the convertible notes and amortization of debt issuance costs paid to third parties. The increase is due to a longer amortization period in 2011 as the debt was procured in May 2010.

Interest Expense

Interest expense for the six months ended June 30, 2011 was $1.1 million, as compared to $450,000 for the six months ended June 30, 2010. The increase in interest expense was due to the lump-sum payment of the deferred interest in April upon repayment of our debt with Oxford, whereas in 2010 interest expense was comprised on interest expense on the debt, derived under the effective interest method, and interest paid on our ARS Loan in which was repaid in the third quarter of 2010.

Other Income

Other income for the six months ended June 30, 2011 was $42,000, as compared to $362,000 for the six months ended June 30, 2010. The decrease is due to a decrease in interest income due to a lower yield earned on invested balances as we converted higher yielding investment securities into cash and cash equivalents, which were invested in money market funds to preserve liquidity and principal.

Liquidity and Capital Resources

We incurred losses of $4,681,348 and $10,337,078 for the three and six months ended June 30, 2011 and we have incurred losses of $20,187,308, $20,368,890 and $21,924,829 for the years ended December 31, 2010, 2009, and 2008 respectively. We have an accumulated deficit of $277,875,484 as of June 30, 2011. Additionally, we have used net cash of $9,384,326, $17,698,079, $17,014,162 and $21,118,380 to fund our operating activities for the six months ended June 30, 2011 and for the years ended December 31, 2010, 2009, and 2008, respectively. To date these operating losses have been funded primarily through the private placement of our equity securities, the public sale of our common stock, debt, the conversion of convertible notes to our common stock and the exercise of founders’ warrants, net of treasury stock repurchases.

As a development stage company, we have consumed substantial amounts of capital since our inception. We do not have any material commitments for capital expenditures; however, we have an on-going 200 patient Phase 2 clinical trial (MN-221-CL-007) for which we expect to complete enrollment by the end of 2011. Our clinical studies are administered by third-party CROs and there is a significant degree of estimation involved in quantifying the expense associated with clinical trial activity. We accrue costs for work performed by CROs based on the achievement of contracted milestone activities and on internal estimates of activities using patient enrollment and contractual or estimated rates during the period. If we do not receive complete and accurate information from the CRO or third parties on a timely basis or correctly estimate the outcome of contract negotiations, activity levels and the enrollment rate, this could potentially impact R&D expense and cash payments in subsequent periods.

We have had, and continue to have, an ongoing need to raise additional cash from outside sources to fund our operations. We have an established history of raising capital through equity and debt, and we are currently involved in discussions with multiple parties. In March 2011, we raised approximately $7.9 million in net proceeds from a firm underwritten public offering in which we offered 2,750,000 units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. The purchase price for each unit was $3.00 and each warrant has an exercise price of $3.56 per share. In addition, in March 2011, the underwriter exercised 50,666 units of its 412,500 unit overallotment. Our current cash and cash equivalents, along with the proceeds from this offering, are our principal sources of liquidity as the convertible notes expired on June 18, 2011 and we have released all of our restricted assets to the respective noteholders. In May 2011, we entered into an at-the-market issuance sales agreement, with a sales agent, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through the sales agent, subject to the effectiveness of our shelf registration statement on Form S-3, initially filed with the Securities and Exchange Commission on November 13, 2009. Our business will continue to require us to incur substantial research and development.

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

Cash and cash equivalents as of June 30, 2011 were $11.9 million and were primarily invested in money market interest bearing accounts and money market funds. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on net income for the year ended June 30, 2011.

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

We are a development stage biopharmaceutical company with a limited operating history. We have incurred significant net losses since our inception. For the three and six months ended June 30, 2011, we had a net loss of $4.7 million and $10.3 million, respectively, and our accumulated deficit was approximately $277.9 million. If we are successful in securing a strategic collaboration or in raising additional capital to support the expansion of our business, our annual net losses may increase over the next several years as we expand our infrastructure and incur significant costs related to the development of our product candidates.

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

We believe our existing cash and cash equivalents at June 30, 2011 will be sufficient to fund our forecasted research and development expenses and our fixed obligations over the next 12 months. However, we will need to successfully complete one or more additional financing transactions and/or corporate partnerships in the near-term; otherwise, we will not have sufficient cash or other liquidity to fund our operations as currently conducted and staffed for the following 12 months which raises doubt as to our ability to continue as a going concern.

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

We have consumed substantial amounts of capital since our inception. From our inception to June 30, 2011, we had an accumulated deficit of $277.9 million. Our cash and cash equivalents were approximately $11.9 million at June 30, 2011.

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

If we experience delays in the commencement or completion of our clinical trials, we could incur significantly higher product development costs and our ability to obtain regulatory approvals for our product candidates could be delayed or limited. The commencement and completion of clinical trials requires us to identify and maintain a sufficient number of study sites and enroll a sufficient number of patients at such sites. We do not know whether enrollment in our ongoing and planned clinical trials for our product candidates will be completed on time, or whether our additional planned and ongoing clinical trials for our product candidates will be completed on schedule, if at all. For example, through the third quarter of 2010 we continued to experience an overall slower than anticipated enrollment of patients for our ongoing Phase 2 clinical trial evaluating the safety and efficacy of MN-221 in patients with severe, acute exacerbations of asthma for various reasons such as the length of time required to stay in the emergency room, or ER, during the treatment period. Our enrollment rates have improved since September 30, 2010, we believe, due in part to changes to the protocol that shortened the length of time the patient needed to stay in the ER and that gave the ER physician control over the standard-of-care that was given to the patient during the treatment period. However, there is no assurance that we will complete enrollment by the end of 2011.

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

We have entered into an agreement with Hospira Worldwide, Inc. for the development and supply of finished product of MN-221 for the treatment of acute exacerbations of asthma that we intend to use in clinical trials and the commercial market if MN-221 receives regulatory approval. We do not have agreements established regarding commercial supply of finished product of MN-221 in standard vials or for the active pharmaceutical ingredient, or API, or finished product for any of our product candidates. Pursuant to our license agreement with Kissei Pharmaceutical Co. Ltd., we will collaborate with them to successfully negotiate a commercial supply agreement on commercially reasonable terms, in order to manufacture the API for MN-221 on a commercial scale if MN-221 is approved by the FDA or other regulatory authorities for commercial sale. We will also need to successfully negotiate a supply agreement with a third-party manufacturer on commercially reasonable terms in order to manufacture the finished product of MN-221 in standard vials. We may not be able to establish or maintain any commercial manufacturing and supply arrangements on commercially reasonable terms that we require for purposes of commercializing a product. Any failure by us to secure or maintain any such required commercial supply agreements could result in interruption of supply and lost or delayed revenues, which would adversely affect our business. Any problems or delays we experience in preparing for commercial-scale manufacturing of a product candidate may result in a delay in FDA or other regulatory approval of the product candidate or may impair our ability to manufacture commercial quantities, which would adversely affect our business. For example, our manufacturers will need to produce specific batches of a product candidate to demonstrate acceptable stability under various conditions and for commercially viable lengths of time. We and our third-party manufacturers will need to demonstrate to the FDA and other regulatory authorities this acceptable stability data for the product candidate, as well as validate methods and manufacturing processes, in order to receive regulatory approval to commercialize such product candidate.

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

As of August 10, 2011, we had 14 full-time employees, following a reduction in force which commenced in January 2011, wherein we down-sized the company to save costs. If we are successful in securing a strategic collaboration or raising additional capital, our management, personnel, systems and facilities currently in place may not be adequate to support the company’s needs. For example, we may hire additional personnel in clinical development, regulatory affairs and business development to further strengthen our core competencies or choose to develop sales, marketing and distribution capabilities for certain of our product candidates. Our need to effectively manage our operations, growth and product development programs requires that we:

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

Despite the listing of our common stock on the Nasdaq Global Market and the Jasdaq Market of the Osaka Securities Exchange in Japan, trading volume in our securities has been light and an active trading market may not develop for our common stock. In June 2011, our average trading volume was approximately 37,000 shares per day on the Nasdaq Global Market and approximately 36,000 shares per day on the Jasdaq Market.

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like us in particular, have historically been highly volatile and may continue to be highly volatile in the future. For example, since the date of our initial public offering in Japan on February 4, 2005 through June 30, 2011, our common stock has traded as high as approximately $42.00 and as low as approximately $1.40. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
10.43(1)	At-The-Market Issuance Sales Agreement, dated May 5, 2011, by and between MediciNova, Inc. and McNicoll, Lewis & Vlak LLC.

10.44(†)	Joint Venture Agreement, dated June 29, 2011, by and among MediciNova, Inc., Zhejiang Medicine Co., Ltd. and Beijing Make-Friend Medicine Technology Co., Ltd.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended June 30, 2011.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended June 30, 2011.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101(*)	The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements (tagged as block text).

(1)	Filed with the Registrant’s Current Report on Form 8-K filed May 6, 2011 and incorporated herein by reference.
(*)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(†)	Portions of this Exhibit have been omitted pursuant to a grant of confidential treatment by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: August 15, 2011	By:	/S/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D. President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ MICHAEL COFFEE
Michael Coffee Chief Business Officer and Interim Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.43(1)	At-The-Market Issuance Sales Agreement, dated May 5, 2011, by and between MediciNova, Inc. and McNicoll, Lewis & Vlak LLC.

10.44(†)	Joint Venture Agreement, dated June 29, 2011, by and among MediciNova, Inc., Zhejiang Medicine Co., Ltd. and Beijing Make-Friend Medicine Technology Co., Ltd.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended June 30, 2011.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended June 30, 2011.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101(*)	The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements (tagged as block text).

(1)	Filed with the Registrant’s Current Report on Form 8-K filed May 6, 2011 and incorporated herein by reference.
(*)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(†)	Portions of this Exhibit have been omitted pursuant to a grant of confidential treatment by the SEC.