Form 10-Q
period 2011-09-30
MEDICINOVA INC
filed 2011-11-14
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of November 9, 2011, the registrant had 16,088,015 shares of Common Stock ($0.001 par value) outstanding.

MEDICINOVA, INC.

(a development stage company)

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,735,748	$28,252,204
Restricted cash	0	28,688,892
Restricted investment	0	623,751
Restricted letter of credit	0	47
Prepaid expenses and other current assets	822,204	779,103

Total current assets	9,557,952	58,343,997
Goodwill	9,600,241	9,600,241
In-process research and development	4,800,000	4,800,000
Investment in China JV (Note 1)	650,000	0
Property and equipment, net	31,994	65,209
Other assets	0	124,722

Total assets	$24,640,187	$72,934,169

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,076,803	$1,099,625
Management transition plan liability (Note 2)	0	623,751
Debt	0	4,951,610
Convertible notes	0	28,626,296
Escrow holdback	0	47
Accrued expenses (Note 7)	1,889,770	1,133,273
Income taxes payable	0	6,847
Accrued compensation and related expenses	464,973	348,755

Total current liabilities	3,431,546	36,790,204
Deferred tax liability	1,956,000	1,956,000
Long-term debt, less current portion	0	9,483,605

Total liabilities	5,387,546	48,229,809
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value; 500,000 authorized (250,000 Series A designated; 220,000 Convertible Series B designated and 30,000 undesignated) at September 30, 2011 and 500,000 authorized (250,000 Series A designated and 250,000 undesignated) at December 31, 2010; no shares outstanding at September 30, 2011 and December 31, 2010	0	0
Common stock, $0.001 par value; 30,000,000 shares authorized at September 30, 2011 and December 31, 2010; 15,327,615 and 12,482,867 shares issued at September 30, 2011 and December 31, 2010, respectively, and 15,288,015 and 12,439,132 shares outstanding at September 30, 2011 and December 31, 2010, respectively	15,327	12,484
Additional paid-in capital	302,251,946	293,483,920
Accumulated other comprehensive loss	(55,700)	(55,702)
Treasury stock, at cost; 39,600 shares at September 30, 2011 and 43,735 shares at December 31, 2010	(1,189,705)	(1,197,935)
Deficit accumulated during the development stage	(281,769,227)	(267,538,407)

Total stockholders’ equity	19,252,641	24,704,360

Total liabilities and stockholders’ equity	$24,640,187	$72,934,169

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from September 26, 2000 (inception) to September 30, 2011
	2011	2010	2011	2010
Revenues	$0	$0	$0	$0	$1,558,227
Operating expenses:
Cost of revenues	0	0	0	0	1,258,421
Research and development	1,679,896	2,177,204	6,343,854	7,431,178	160,600,698
General and administrative	2,227,492	1,971,083	6,262,214	6,105,319	103,461,023

Total operating expenses	3,907,388	4,148,287	12,606,068	13,536,497	265,320,142

Operating loss	(3,907,388)	(4,148,287)	(12,606,068)	(13,536,497)	(263,761,915)
Debt related credit/(charge)	1,038	0	(492,707)	0	(492,707)
Impairment charge on investment securities	0	(869,767)	0	(813,225)	(1,735,212)
Foreign exchange gain/(loss)	9,229	3,024	9,401	1,295	(88,425)
Other expense	0	(52,939)	(84,041)	(127,570)	(264,548)
Interest expense	0	(659,282)	(1,102,387)	(1,109,725)	(3,113,111)
Other income	8,461	33,213	50,064	395,623	19,108,140
Income taxes	(5,083)	(6,581)	(5,083)	(5,830)	(58,327)

Net loss	(3,893,743)	(5,700,619)	(14,230,821)	(15,195,929)	(250,406,105)
Accretion to redemption value of redeemable convertible preferred stock	0	0	0	0	(98,445)
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	0	0	0	0	(31,264,677)

Net loss applicable to common stockholders	$(3,893,743)	$(5,700,619)	$(14,230,821)	$(15,195,929)	$(281,769,227)

Basic and diluted net loss per common share	$(0.25)	$(0.46)	$(0.99)	$(1.23)

Shares used to compute basic and diluted net loss per common share	15,327,275	12,453,569	14,408,284	12,387,979

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,		Period from September 26, 2000 (inception) to September 30, 2011
	2011	2010
Operating activities:
Net loss	$(14,230,821)	$(15,195,929)	$(250,406,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	931,250	1,600,960	49,239,783
Depreciation and amortization	33,215	89,643	1,936,770
Amortization of premium/discount on investment securities, convertible notes and debt discount and issuance costs	259,418	395,993	(1,592,071)
Write-off of debt related costs	492,707	0	492,707
Impairment charge/(gain), net on investment securities and ARS put	0	813,225	1,735,212
(Gain)/loss on disposal of assets	0	2,026	10,637
Impairment of sublease	0	0	35,259
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(43,101)	102,964	(785,255)
Accounts payable, accrued expenses and income taxes payable	76,826	(775,889)	2,054,563
Accrued compensation and related expenses	116,218	(885,659)	368,832
Restricted assets	(17)	(226,000)	5,982

Net cash used in operating activities	(12,364,305)	$(14,078,666)	(196,903,686)

Investing activities:
Cash paid for acquired business, net of acquired cash	0	(226,000)	(2,829,785)
Purchases of investment securities	0	0	(377,205,766)
Maturities or sales of investment securities	0	27,244,194	377,918,240
Acquisition of property and equipment	0	(14,299)	(2,271,505)
Proceeds from sales of property and equipment	0	0	256,845

Net cash provided by (used in) investing activities	0	$27,003,895	(4,131,971)

Financing activities:
Net proceeds from the sale of common stock	4,880,888	135,395	126,344,410
Net proceeds from the sale of warrants	2,882,258	0	2,882,258
Sale of preferred stock, net of issuance costs	0	0	80,216,971
Proceeds from ARS loan	0	0	17,605,485
Repayments of ARS loan	0	(17,605,485)	(17,605,485)
Proceeds from debt issuance, net	0	14,670,000	14,670,000
Repayments of debt	(15,000,000)	0	(15,000,000)
Proceeds from conversion of convertible notes	76,473	1,758,854	1,881,253
Purchase of treasury stock, net of employee stock purchases	8,230	37,460	(1,223,487)

Net cash (used in) provided by financing activities	(7,152,151)	(1,003,776)	209,771,405

Net (decrease) increase in cash and cash equivalents	(19,516,456)	11,921,453	8,735,748
Cash and cash equivalents, beginning of period	28,252,204	19,241,581	0

Cash and cash equivalents, end of period	$8,735,748	$31,163,034	$8,735,748

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock upon IPO	$0	$0	$43,515,677

China JV investment	$650,000	$0	$650,000

Restricted assets, cash unrestricted upon conversion of convertible notes	$76,473	$1,758,854	$1,881,815

Supplemental disclosures of cash flow information:
Income taxes paid	$12,010	$6,581	$58,650

Interest paid	$1,088,926	$841,303	$2,487,343

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

1. Interim Financial Information

The Company

We were incorporated in the state of Delaware in September 2000. We are a development stage biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of serious diseases with a specific focus on the U.S. market. Through strategic alliances primarily with Japanese pharmaceutical companies, we hold rights to a diversified portfolio of clinical and preclinical product candidates, each of which we believe has a well-characterized and differentiated therapeutic profile, attractive commercial potential and patent assets having claims of commercially adequate scope.

On September 27, 2011, we received final approval for the formation of a joint venture company to develop and commercialize MN-221 in China, or China JV, from the Ministry of Commerce of the People’s Republic of China. Under the terms of the China JV agreement with Zhejiang Medicine Co., Ltd. and Beijing Make-Friend Medicine Technology Co. Ltd., within 90 days of receiving final approval, we are required to contribute approximately $650,000 in return for a 30 percent equity interest in the China JV. As of September 30, 2011, the China JV has not commenced any operations and there are no significant assets or liabilities. As of September 30, 2011, we have recorded a liability on our consolidated balance sheet which represents our required capital contribution payable to the China JV, and we have also recorded a corresponding asset to reflect our investment. The China JV is considered a variable interest entity; however, we will not have a majority of board seats, we will not have any power to direct or significantly influence the actions of the entity and any loss or income generated by the entity will be absorbed by the parties according to their percentage ownership of the entity.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flow for the interim period presented have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other period. For further information, see the financial statements and disclosures thereto for the year ended December 31, 2010 in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of MediciNova, Inc. and its wholly-owned subsidiaries. MediciNova, Inc. and its subsidiaries are collectively referred to herein as “we,” “our” or “us.”

On December 13, 2006, MediciNova (Europe) Limited, a wholly-owned subsidiary of MediciNova, Inc., was incorporated under the laws of England and Wales and established for the purpose of facilitating the clinical development of the Company’s product candidates for the European marketplace. MediciNova (Europe) Limited’s functional currency is the U.S. dollar, the reporting currency of its parent.

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

Use of Estimates

We prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent liabilities. Actual results may differ from these estimates.

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

We have sustained operating losses since inception and expect such losses to continue over the next several years. Management plans to continue financing operations with equity issuances, debt arrangements or a combination thereof. With the receipt of funds from the stock purchase agreement and the clinical development agreement executed in October, 2011 (see Footnote 12, Subsequent Events), we believe our working capital to be sufficient to fund our operations through at least September 30, 2012. If adequate funds are not available, we may be required to delay, reduce the scope of or terminate one or more of our research or product development programs, and/or implement other operating cost reductions, and/or it could result in the termination of license rights related to any of our product candidates, all of which could raise substantial doubt as to our ability to continue as a going concern. As of September 30, 2011, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.

2. Avigen Transaction

On December 18, 2009, Absolute Merger, Inc., a wholly-owned subsidiary of ours, merged with and into Avigen, with Avigen continuing as the surviving entity and wholly-owned subsidiary of ours. Under the terms of the merger, we issued $29.4 million in secured convertible notes that matured on June 18, 2011, the 18-month anniversary of the closing of the merger. Holders of these convertible notes could convert their notes into our common stock at an initial conversion price of $6.80 per share through May 31, 2011. At the maturity of the convertible notes, the remaining holders were paid out the same per share amount as the Avigen shareholders that elected to receive cash at the merger closing, plus accrued interest, approximately $1.19 per share. As part of the merger consideration, the former Avigen shareholders received approximately $0.04 per share, which was paid in two increments in 2010, and rights under contingent payment rights, or CPR, issued as part of the merger consideration. The amount paid in the two installments was net of a reconciliation of Avigen expenses and a letter of credit after expiry. In fiscal year 2010, under the first and second installments, we paid $140,119 and $73,449, respectively, to Avigen shareholders who elected payment in cash and we issued an additional principal amount of $685,917 and $359,551, respectively, in convertible notes to Avigen shareholders who elected payment in convertible notes in lieu of a cash payment. In March 2011 we paid $0.02 per share to former Avigen shareholders related to the management transition plan CPR. The rights related to the Genzyme and Parkinson CPRs expired on August 18, 2011 and no payment was made in 2011 related to these CPRs. The primary reasons for the Avigen acquisition were to combine the ibudilast development programs each company was respectively pursuing, to utilize the preclinical and clinical data for AV411 as support for the development pathway of MN-166, resulting in cost savings for us, and to capture a potential financing opportunity given Avigen’s cash balance prior to the Merger.

See Notes to Consolidated Financial Statements—Note 2, Avigen Transaction, in our 2010 Annual Report on Form 10-K for further information on the Avigen merger.

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

At September 30, 2011, cash and cash equivalents (instruments with maturities of three months or less at the date of purchase) were $8.7 million, which were invested in money market accounts and money market funds. At September 30, 2011, we no longer held any restricted cash. We measure our cash equivalents on a recurring basis and the fair value of these current assets is based on Level 1 criteria in which their carrying amount is a reasonable estimate of their fair value based on daily quoted market prices.

At September 30, 2011, we no longer held any financial instruments measured at fair value on a non-recurring basis.

4. Debt

On May 10, 2010, we entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance Corporation, or Oxford, under which we borrowed $15.0 million. The stated interest rate on the loan was 12.87 percent. The effective interest rate on the loan was 18.14 percent.

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

We had accounted for the interest on the debt using the effective interest method wherein we treated the debt issuance costs paid directly to the lender (financing fees) and the relative fair value of the warrants issued to the lender as a discount on the debt (or a contra liability) and we treated the debt issuance costs paid to third parties (primarily legal fees) as another asset in our consolidated balance sheet. The amortization of the debt discount was recorded as interest expense and the amortization of the debt issuance costs paid to third parties was recorded as other expense in our consolidated statement of operations. On April 1, 2011, pursuant to a payoff agreement between us and Oxford, we paid Oxford approximately $15.2 million and paid the loan in-full, which resulted in the write-off of approximately $0.5 million, which was recorded in our consolidated statement of operations.

5. Net Loss Per Share

Net loss per share is presented as basic and diluted net loss per share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. For the three and nine months ended September 30, 2011, 3,021,544 and 3,129,420, respectively, and for the three and nine months ended September 30, 2010, 520,627 and 501,492, respectively, of potentially dilutive securities were excluded from determining diluted earnings per share because of their anti-dilutive effect.

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

	September 30, 2011	September 30, 2010
Beginning balance	$(55,702)	$(64,914)
Currency translation	2	8,510

Ending balance	$(55,700)	$(56,404)

As of September 30, 2011 and 2010, our comprehensive loss was $14,230,819 and $15,187,419, respectively.

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

	September 30, 2011	December 31, 2010
Research and development costs	$708,703	$766,886
Professional services fees	$366,311	$226,362
China JV capital contribution payable (See Note 1)	$650,000	$0
Other	$164,756	$140,025

	$1,889,770	$1,133,273

8. Share-Based Payments

For the three months ended September 30, 2011 and 2010, share-based compensation expense related to stock options of approximately $483,000 and $435,000, respectively, was recorded as a component of general and administrative expense, and approximately $115,000 and $101,000, respectively, was recorded as research and development expense. For the nine months ended September 30, 2011 and 2010, share-based compensation expense related to stock options of approximately $728,000 and $1,307,000, respectively, was recorded as a component of general and administrative expense, and approximately $203,000 and $295,000, respectively, was recorded as research and development expense.

During the three and nine months ended September 30, 2011, stock options to purchase 921 shares of common stock and 32,836 shares of common stock, respectively, were exercised for approximately $2,000 and $76,000, respectively. As of September 30, 2011, there was $3.0 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.5 years.

During the three and nine months ended September 30, 2011, respectively, options to purchase 1,412,000 shares of common stock and 1,416,000 shares of common stock, were granted. No stock options were granted in the three months ended September 30, 2010. During the nine months ended September 30, 2010, options to purchase 525,000 shares of common stock were granted. The exercise price of all options granted was equal to market value on the date of grant and the share-based compensation expense for such stock options is reflected in operating results for the three and nine months ended September 30, 2011. The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine months Ended September 30, 2011	Nine months Ended September 30, 2010
Risk-free interest rate	0.38% - 0.71%	n/a	0.38% - 0.94%	1.37%
Expected volatility of common stock	77.71% - 79.07%	n/a	76.84% - 79.07%	76.50%
Dividend yield	0.00%	n/a	0.00%	0.00%
Expected option term (in years)	4.40	n/a	4.40	4.40

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

As share-based compensation expense recognized in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2011 was based on stock option awards ultimately expected to vest, such expense should be reduced for estimated forfeitures. The authoritative guidance for compensation expense requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have very few employees and our stock options vest monthly; therefore, we did not estimate any forfeitures during 2011, and we will adjust our stock-based compensation expense should any forfeitures occur. The weighted-average fair value of each stock option granted during the three and nine months ended September 30, 2011, estimated as of the grant date using the Black-Scholes option valuation model, was $1.47 and $1.47, respectively, per stock option, whereas the weighted-average fair value of each stock option granted during the nine months ended September 30, 2010, estimated as of the grant date using the Black-Scholes option valuation model, was $4.02 per stock option.

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

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrued interest or penalties at September 30, 2011 and we have not recorded any uncertain income tax benefits at September 30, 2011.

10. Commitments and Contingencies

Legal Proceedings

On March 3, 2011, we received a legal letter from a former employee who had been terminated in January 2011 pursuant to our planned reduction-in-force in which certain allegations were made. On July 8, 2011, the former employee filed a lawsuit in the Superior Court of the State of California, County of San Diego, asserting certain claims related to the Company’s work environment and the employee’s termination. We have engaged legal counsel in this matter. Given the inherent uncertainty and unpredictability of litigation, no range of loss or possible loss can be reasonably estimated. However, we do not expect the outcome of this matter to have a material adverse effect on our consolidated financial statements.

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

A summary of the changes in stock options outstanding under the 2000 Plan and 2004 Plan during the nine months ended September 30, 2011 is as follows:

	Stock Options	Weighted Average Exercise Price
Balance at December 31, 2010	2,280,931	$8.38
Granted	1,416,000	$2.48
Exercised	(32,836)	$2.32
Cancelled	(574,913)	$9.43

Balance at September 30, 2011	3,089,182	$5.54

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2011 was approximately $5,200.The aggregate intrinsic value of stock options outstanding at September 30, 2011 and exercisable at September 30, 2011 was approximately $2,400. Of the total stock options outstanding as of September 30, 2011, options to purchase 1,475,188 shares of common stock are exercisable, with a weighted average exercise price of $8.18 per share and a weighted average contractual life of 6.2 years.

Employee Stock Purchase Plan (“ESPP”)

The following assumptions were used to value the September 30, 2011 employee stock purchases: a risk-free interest rate of 0.12 percent, expected volatility of 78 percent, expected term of six months and a dividend rate of 0 percent. For the three and nine months ended September 30, 2011, 2,309 and 4,135 shares of common stock, respectively, were issued under the ESPP and 269,992 shares of common stock were available for future issuance.

Convertible Notes

Prior to the maturity of the convertible notes on June 18, 2011, holders of the convertible notes could submit conversion notices, which were irrevocable, instructing the trustee to convert such convertible notes into shares of our common stock at an initial conversion price of $6.80 per share. Following each conversion date, which date generally was the final business day of each calendar month, we would issue the number of whole shares of common stock issuable upon conversion as promptly as practicable (and in any event within 10 business days). The trustee would in turn release to us the respective amount of restricted cash to cover the stock issuance. We would then invest the unrestricted cash into either a money market fund or a money market account. Any fractional shares (after aggregating all convertible notes being converted by a holder on such date) would be rounded down and we would deliver cash for the current market value of the fractional share. For the nine months ended September 30, 2011, approximately $76,000, of convertible notes was converted into 11,246 shares of our common stock. All remaining convertible notes expired on June 18, 2011.

Firm Commitment Underwritten Public Offering

On March 23, 2011, we announced a firm-commitment underwritten public offering of 2,750,000 units at a price to the public of $3.00 per unit for gross proceeds of $8.25 million. Each unit consists of one share of common stock, and a warrant to purchase one share of common stock. The shares of common stock and warrants are immediately separable and were issued separately. The warrants are exercisable immediately upon issuance, have a five-year term and an exercise price of $3.56 per share. On March 24, 2011, the underwriter exercised 50,666 units of its 412,500 unit overallotment. On March 29, 2011, we received net proceeds of approximately $7.7 million, after underwriter discount and underwriter expenses and no warrants exercised. In accordance with the authoritative guidance, we concluded that the warrants were indexed to our stock and do not permit net-cash settlement. Therefore, the warrants were classified as equity instruments and are not being marked to market prospectively as long as they continue to meet the conditions for equity classification.

At-The-Market Issuance Sales Agreement

On May 5, 2011, we entered into an at-the-market issuance sales agreement, or ATM, with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through MLV as our sales agent. The issuance and sale of these shares by us under the ATM, if any, would be subject to the effectiveness of our shelf registration statement on Form S-3 (File No. 333-163116), initially filed with the Securities and Exchange Commission on November 13, 2009.

For the three and nine months ended September 30, 2011 we have not issued any shares of common stock under the ATM. On October 13, 2011, we terminated the ATM (see Footnote 12, Subsequent Events) and from October 1 through October 13, 2011, no shares of common stock were issued under the ATM.

12. Subsequent Events

Kissei Stock Purchase

On October 13, 2011, pursuant to a stock purchase agreement by and between us and Kissei Pharmaceutical Co. Ltd., or Kissei, Kissei purchased (i) an aggregate of 800,000 shares of our common stock, par value $0.001 per share at a price of $2.50 per share, and (ii) 220,000 shares of our Series B Convertible Preferred Stock, par value $0.01 per share, at a price of $25.00 per share. The Purchase Agreement contained customary representations, warranties and covenants. In October we received gross proceeds of approximately $7.5 million related to this Purchase Agreement.

Kissei Clinical Development Agreement

On October 13, 2011, we entered into a clinical development agreement, by and between us and Kissei, in which Kissei will pay us a total of $2.5 million for conducting two studies as defined in the agreement. We will be responsible for any and all other costs incurred in relation to the performance of the studies. In October we received the $2.5 million proceeds.

MLV ATM

On October 13, 2011, we terminated, effective as of October 23, 2011, the ATM between us and MLV. From October 1 through October 23, 2011, no shares of common stock were issued under the ATM.

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

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II of this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors” and under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K, and the differences may be material. Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, statements regarding our plans, strategies, objectives, product development programs, clinical trials, industry, financial condition, liquidity and capital resources, future performance and other statements that are not historical facts. Such forward-looking statements include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not rely unduly on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

We are a development stage company. We have sustained significant losses since our inception. At September 30, 2011, from inception, our accumulated deficit was approximately $281.8 million, including $49.2 million of non-cash stock-based compensation charges related to employee stock-based compensation and founders’ warrants. We expect to incur substantial net losses for at least the next several years as we continue to develop certain of our existing product development programs, primarily MN-221 for the treatment of acute exacerbations of asthma and Chronic Obstructive Pulmonary Disease, or COPD, exacerbations, and over the long-term if we are successful in expanding our research and product development programs and acquiring or in-licensing products, technologies or businesses that are complementary to our own. While there can be no assurances given, we believe with the receipt of funds upon the closing of the stock purchase agreement and the clinical development agreement (see subsequent events below), our working capital to be sufficient to fund our operations through at least September 30, 2012.

We have acquired licenses to eight compounds for the development of ten product candidates. which include clinical development for the treatment of acute exacerbations of asthma, MS, bronchial asthma, IC, solid tumor cancers, Generalized Anxiety Disorders/insomnia, preterm labor and urinary incontinence, and two of which have been in preclinical development for the treatment of thrombotic disorders. In addition, we have expanded our development program for MN-221 for the treatment of COPD exacerbations.

On September 27, 2011, we received final approval for the formation of a joint venture company to develop and commercialize MN-221 in China from the Ministry of Commerce of the People’s Republic of China. Under the terms of the China JV agreement with Zhejiang Medicine Co., Ltd. and Beijing Make-Friend Medicine Technology Co. Ltd., within 90 days of receiving final approval, we are required to contribute approximately $650,000 in return for a 30 percent equity interest in the China JV. As of September 30, 2011, the China JV has not commenced any operations and there are no significant assets or liabilities. As of September 30, 2011, we have recorded a liability on our consolidated balance sheet which represents our required capital contribution payable to the China JV, and we have also recorded a corresponding asset to reflect our investment. The China JV is considered a variable interest entity; however, we will not have a majority of board seats; we will not have any power to direct or significantly influence the actions of the entity; and, any loss or income generated by the entity will be absorbed by the parties according to their percentage ownership of the entity.

At present, we are focusing our resources on the following prioritized product development programs:

•

MN-221 for the treatment of acute exacerbations of asthma and COPD exacerbations, for which we initiated a Phase 2 clinical trial (MN-221-CL-007) in the first quarter of 2009 to evaluate the safety and efficacy of MN-221 in patients with acute exacerbations of asthma treated in the emergency room. The MN-221-CL-007 trial continues to enroll patients. COPD development, which included a Phase 1b clinical trial in patients with stable, moderate to severe COPD, was completed in 2010. Encouraging safety and efficacy data for the -007 trial was reported via press release in the first quarter of 2010 and at the CHEST Society meeting later in 2010. In the third quarter of 2011 we have begun planning an additional Phase 1b COPD clinical trial that is expected to commence enrollment in the fourth quarter of 2011.

•

MN-166/AV411, for which we continue to integrate the two product development programs into a combined ibudilast-based product development program to pursue discussions with potential partners or other strategic collaboration(s). MN-166 has completed a Phase 2 clinical trial in MS in Eastern Europe in 2008 wherein positive safety and neuroprotective efficacy indicators were obtained, thus, directing next stage development towards a Phase 2b progressive MS indication. Limited animal safety and product manufacturing and stability work has been completed or is ongoing. In the drug addiction area, a Phase 1b/2a opioid withdrawal clinical trial funded by the National Institute on Drug Abuse, or NIDA, was completed at the end of 2010 and reported last quarter at the College on Problems of Drug Dependence meeting in Florida. A Phase 1b NIDA-funded clinical trial in methamphetamine-dependent volunteers with expert investigators at UCLA initiated in the fourth quarter of 2010 and is currently enrolling patients. In addition, we announced in August an investigator initiated and funded Phase 2 clinical trial collaboration with a headache and pain specialist in Australia of ibudilast as a potential new pharmacotherapy for medication overuse headache.

Upon completion of proof-of-concept Phase 2 clinical trials, we intend to enter into strategic alliances with leading pharmaceutical or biotech companies to support further clinical development, and plan to keep certain commercialization rights in select markets. In addition, we continue to limit activities for the balance of our existing product development programs in order to focus on our prioritized product development programs. For each of these remaining product development programs, we plan to conduct development activities only to the extent deemed necessary to maintain our license rights or maximize its value while pursuing a variety of initiatives to monetize such programs.

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

Avigen Transaction

In December 2009, Absolute Merger, Inc., a wholly-owned subsidiary of ours, merged with and into Avigen, with Avigen continuing as the surviving entity and wholly-owned subsidiary of ours. Under the terms of the merger, we issued $29.4 million in secured convertible notes that matured on June 18, 2011, the 18-month anniversary of the closing of the merger. Holders of these convertible notes could convert their notes into our common stock at an initial conversion price of $6.80 per share through May 31, 2011. At the maturity of the convertible notes, the remaining holders were paid out the same per share amount as the Avigen shareholders that elected to receive cash at the merger closing, plus accrued interest, approximately $1.19 per share. As part of the merger consideration, the former Avigen shareholders received approximately $0.04 per share, which was paid in two increments in 2010, and rights under contingent payment rights, or CPR, issued as part of the merger consideration. In March 2011 we paid $0.02 per share to former Avigen shareholders related to the management transition plan CPR.

As a result of the Avigen transaction, our consolidated financial statements include Avigen’s operations after the completion of the acquisition. We accounted for the Avigen merger using the acquisition method of accounting. As a result, we recorded $4.8 million of IPR&D related to Avigen’s AV411 asset and we recorded $9.6 million of goodwill related to the excess purchase price over the assigned values of the net assets acquired. The goodwill was primarily a result of the conversion feature related to the convertible notes issued pursuant to the merger agreement. Our annual test date for IPR&D and goodwill impairment is December 31. We operate as one reporting segment and during the nine months ended September 30, 2011 through the date of this report, there were no triggering events, market conditions (such as a drop in our stock price by more than 50%) or other factors (such as adverse clinical trial results) that would indicate possible or actual impairment of IPR&D or goodwill.

Debt

On May 10, 2010, we entered into the Loan Agreement with Oxford, under which we borrowed $15.0 million. The financing was used to satisfy working capital needs, including the continued clinical development of MN-221. The stated interest rate on the loan was 12.87 percent. The effective interest rate on the loan was 18.14 percent when taking into consideration the deferred interest payment, the relative fair value of the warrants issued in connection with the loan and the fees associated with procuring the loan. Pursuant to the Loan Agreement, we issued to Oxford a warrant to purchase up to 198,020 shares of our common stock, par value $0.001 per share, at an exercise price of $6.06 per share. Based on a Black Scholes model, the relative fair value of the warrant was approximately $859,000. In addition, the warrant and debt instrument are immediately separable and were issued separately; thus, we accounted for the warrant as a component of stockholders’ equity as the agreement requires settlement in shares and under no provision of the agreement are we required to settle the warrant in cash.

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

Reduction-in-Force

In January 2011, we had a reduction-in-force, or RIF, to reduce costs. We believe that we remain adequately staffed given our research and development focus and utilization of external resources, and that we are a development stage company.

Underwritten Firm Commitment Public Offering

On March 23, 2011, we announced a firm-commitment underwritten public offering of 2,750,000 units at a price to the public of $3.00 per unit for gross proceeds of $8.25 million. Each unit consists of one share of common stock, and a warrant to purchase one share of common stock. The shares of common stock and warrants are immediately separable and were issued separately. The warrants are exercisable immediately upon issuance, have a five-year term and an exercise price of $3.56 per share. On March 24, 2011, the underwriter exercised 50,666 units of its 412,500 unit overallotment. On March 29, 2011, we received net proceeds of approximately $7.7 million, after underwriter discount and underwriter expenses and no warrants exercised. In accordance with the authoritative guidance, we concluded that the warrants were indexed to our stock and do not permit net-cash settlement. Therefore, the warrants were classified as equity instruments and are not being marked to market prospectively as long as they continue to meet the conditions for equity classification.

At-The-Market Issuance Sales Agreement

On May 5, 2011, we entered into an at-the-market issuance sales agreement, or sales agreement, with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through MLV as our sales agent. The issuance and sale of these shares by us under the sales agreement, if any, would be subject to the effectiveness of our shelf registration statement on Form S-3 (File No. 333-163116), initially filed with the Securities and Exchange Commission on November 13, 2009.

For the three and nine months ended September 30, 2011 we have not issued any shares of common stock under the sales agreement. On October 13, 2011, we terminated the ATM.

Lease Amendment

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

Subsequent Events

Kissei Stock Purchase

On October 13, 2011, pursuant to a stock purchase agreement by and between us and Kissei Pharmaceutical Co. Ltd., or Kissei, Kissei purchased (i) an aggregate of 800,000 shares of our common stock, par value $0.001 per share at a price of $2.50 per share, and (ii) 220,000 shares of our Series B Convertible Preferred Stock, par value $0.01 per share, at a price of $25.00 per share. The Purchase Agreement contained customary representations, warranties and covenants. In October we received gross proceeds of approximately $7.5 million related to this Purchase Agreement.

Kissei Clinical Development Agreement

On October 13, 2011, we entered into a clinical development agreement, by and between us and Kissei, in which Kissei will pay us, upfront, a total of $2.5 million for conducting two studies as defined in the agreement. We will be responsible for any and all other costs incurred in relation to the performance of the studies. In October we received the $2.5M proceeds.

MLV ATM

On October 13, 2011, we terminated, effective as of October 23, 2011, the ATM between us and MLV. From October 1 through October 23, 2011, no shares of common stock were issued under the ATM.

Revenues and Cost of Revenues

We have not generated any revenues from licensing, milestones or product sales to date. Our revenues to date have been generated from providing development management services under master service agreements with Asahi Kasei Pharma Corporation and Argenes, Inc., pursuant to which we billed consulting fees and our pass-through clinical contract costs. The primary costs associated with our revenue were the clinical contract costs we incurred and passed-through to our customers. Our agreement with Asahi Kasei Pharma Corporation has been completed, and we terminated our agreement with Argenes, Inc. Therefore, we will not generate any further revenue from these agreements.

Research and Development

Our research and development expenses consist primarily of the license fees related to our product candidates, salaries and related employee benefits, costs associated with the preclinical and clinical development of our product development programs, costs associated with non-clinical activities, such as regulatory expenses, and pre-commercialization manufacturing development activities. We use external service providers to manufacture our compounds to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates; therefore, these research and development expenses consist substantially of external costs, such as fees paid to consultants, contract research organizations, contract manufacturers and other external service providers, including professional fees and costs associated with legal services, patents and patent applications for our intellectual property. Internal research and development expenses consist of costs of compensation and other expenses for research and development personnel, supplies, materials, facility costs and depreciation. Research and development costs are expensed as incurred or accrued based on certain contractual factors such as for estimates of work performed, milestones achieved, patient enrollment and experience with similar contracts. As actual costs become known, accruals are adjusted. To date, our estimates have not differed significantly from the actual costs incurred.

The following table summarizes our research and development expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Unallocated” category (in thousands):

Product Candidate	Product Development Program	Three months ended September 30,		Nine months ended September 30,
		2011	2010	2011	2010
MN-221	Acute exacerbations of asthma/ COPD	$1,219	$1,629	$4,651	$5,673
MN-166	Multiple sclerosis/other CNS disorders	202	144	629	615
MN-001	Bronchial asthma	20	9	51	44
MN-001	Interstitial cystitis	7	7	23	36
MN-029	Solid tumors	43	18	87	53
MN-305	Generalized Anxiety Disorder/insomnia	0	3	1	8
MN-221	Preterm labor	1	0	2	2
MN-246	Urinary incontinence	0	0	3	(17)
MN-447	Thrombotic disorders	(9)	18	38	18
MN-462	Thrombotic disorders	0	0	0	0
Unallocated		197	349	859	999

Total research and development		$1,680	$2,177	$6,344	$7,431

As of the end of the second quarter of 2007, we determined to focus our resources on the development of our two prioritized product development programs, MN-221 for the treatment of acute exacerbations of asthma and MN-166 for the treatment of MS. In the third quarter of 2009, we determined to expand the development program for MN-221 to evaluate MN-221 for the treatment of COPD exacerbations. In the second quarter of 2008 we completed the Phase 2 clinical trial of MN-166 ibudilast for the treatment of MS and in December 2009, through the Avigen acquisition, we acquired AV411 ibudilast for the treatment of other CNS disorders. We continue to work on combing the two ibudilast-based development programs and we are pursuing discussions with potential partners, including government funding agencies, to secure a strategic collaboration. As such, we do not plan to undertake any further significant clinical development of MN-166/AV411 until such time that we secure a strategic collaboration to advance the combined ibudilast-based development program. We anticipate that our research and development expenses will increase with respect to MN-221 over the next two quarters as we strive to complete the current clinical trial, MN-221 CL-007, which is set in the emergency room, and commence enrollment of a Phase 1b clinical trial of MN-221 in patients with stable, moderate to severe COPD and other studies related to MN-221. In addition, with respect to MN-166/AV411, in future periods, we will limit expenditures on this development program to those development activities deemed necessary, if any, to maximize its value for purposes of securing a partner for clinical development.

While we anticipate the enrollment rate for MN-221-CL-007 will be sufficient to allow us to complete this study in the first quarter of 2012, due to the risks inherent in the clinical development process and given that this study is set in the emergency room, we are unable to estimate with certainty when enrollment will be completed or the costs that we will incur in the continued development of this product candidate and that we will complete this study as expected.

We will continue to limit our expenditures on the remainder of our existing product candidates to only those activities deemed necessary to maintain our license rights or maximize the value of such product candidates, if any, while pursuing a variety of initiatives to monetize such product development. As a result, we expect that research and development expenses will remain low for the remainder of our existing product candidates in future periods.

General and Administrative

Our general and administrative costs primarily consist of salaries, benefits and consulting and professional fees related to our administrative, finance, human resources, business development, legal, information systems support functions, facilities and insurance costs. General and administrative costs are expensed as incurred.

Our general and administrative expenses may increase in future periods if we are required to expand our infrastructure based on the success of our current prioritized product development programs and in raising capital to support those and other product development programs or otherwise in connection with increased business development activities related to partnering, out-licensing or product disposition.

Investment Securities and ARS Put

Our investment securities had consisted of auction rate securities, or ARS, which principally represent insurance notes and portfolios of securities (primarily commercial paper). All of our ARS had AAA ratings at the time of original purchase. As of December 31, 2010, we no longer held any investment securities.

Debt Related Charge

The Oxford loan had an original maturity of July 31, 2013, assuming certain affirmative covenants were met as of March 31, 2011. To preserve cash by saving on future interest payments, we negotiated with Oxford early repayment of the loan in-full on April 1, 2011, wherein the prepayment penalty of $437,000 was waived. In recording the loan repayment, we wrote off the unamortized debt discount and debt issuance costs related to the loan, which resulted in a total write-off of approximately $0.5 million being recorded in our statement of operations during the nine months ended September 30, 2011.

Foreign Exchange Loss/(Gain)

To date, we have conducted most of our clinical trials in the United States. However, the Phase 2 clinical trial for MN-166 for the treatment of MS that completed in 2008 was conducted in Eastern Europe and the on-going Phase 2 clinical trial in MN-221 for the treatment of acute exacerbations of asthma, had a few clinical sites located in Australia and New Zealand in which certain of the invoices were denominated the Australian dollar and New Zealand dollar, respectively. In addition, we have certain investor relation invoices denominated in Japanese Yen and we have certain manufacturing invoices denominated in British Pound. We have no hedging program to mitigate our foreign exchange exposure. Foreign exchange gain/loss is based on the difference between the exchange rate at the transaction date and the exchange rate at the settlement date, or the balance sheet date if the transaction has not yet been settled.

Other Expense

Other expense consisted of accretion related to the convertible notes and the amortization of debt issuance costs paid to third parties.

Interest Expense

Interest expense consisted of interest charged on our ARS Loan, interest charged on our long-term debt based on the effective interest method and amortization of debt discount.

Other Income

Other income consists of interest earned on our cash, cash equivalents and investments.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities. We review our estimates on an ongoing basis, including those related to our significant accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates. Our critical accounting policies and estimates are the same as those noted in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

Recent Accounting Pronouncements Not Yet Effective

In September 2011, the Financial Accounting Standards Board, or FASB, issued updated guidance to simplify how entities test for goodwill impairment. The updated guidance permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, the updated guidance eliminates the requirement to perform further goodwill impairment testing. This new guidance is effective for fiscal years beginning after December 15, 2011, and early application is permitted. This updated guidance becomes effective for us in the first quarter of fiscal year 2012. We do not expect the adoption to have a material impact on our financial position or results of operations.

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and 2010

Revenues

There were no revenues for the three months ended September 30, 2011 or September 30, 2010.

Research and Development

Research and development expenses for the three months ended September 30, 2011 were $1.7 million, a decrease of $0.5 million when compared to $2.2 million for the three months ended September 30, 2010. This decrease in research and development expenses was primarily due to a decrease of $0.4 million in spending on our prioritized asset MN-221 for the treatment of acute exacerbations of asthma and COPD due primarily to the completion of the bioavailability clinical trial and related drug manufacturing in 2010 and a decrease of $0.2 million in unallocated personnel costs primarily due to a reduction in headcount, offset by a $0.1 million increase in spending related to the ibudalist development program.

General and Administrative

General and administrative expenses were $2.2 million for the three months ended September 30, 2011, an increase of $0.2 million when compared to $2.0 million for the three months ended September 30, 2010. This increase in general and administrative expenses was due primarily to $0.1 million increase in compensation expense related to employee bonuses and a $0.1 million increase in professional fees due primarily to the establishment of the Chinese JV.

Debt Related Credit

The debt related credit for the three months ended September 30, 2011 was $1,000, as compared to no credit or charge for the three months ended September 30, 2010. The credit in September 2011 related to a refund of fees received from Oxford.

Impairment Charge/Gain, net, on Investment Securities

There was no impairment charge or gain on investment securities for the three months ended September 30, 2011, as compared to a net impairment charge on investment securities of $870,000 for the three months ended September 30, 2010. In 2011 we no longer held investment securities.

Foreign Exchange Loss/Gain

Foreign exchange gain for the three months ended September 30, 2011 was $9,000, as compared to a foreign exchange gain of $3,000 for the three months ended September 30, 2010. The foreign exchange gain in the current quarter was a result of the revaluation of Japanese yen-denominated liabilities.

Other Expense

Other expense for the three months ended September 30, 2011 was $0, as compared to $53,000 for the three months ended September 30, 2010. In the third quarter of 2010, other expense related to both accretion on the convertible notes and amortization of debt issuance costs paid to third parties related to the long-term debt. We held no debt or convertible notes in the third quarter of 2011.

Interest Expense

Interest expense for the three months ended September 30, 2011 was $0, as compared to $659,000 for the three months ended September 30, 2010. In the third quarter of 2011, we held no debt. In 2010, interest expense was comprised of interest charged on the debt using the effective interest method and interest charged on the ARS Loan which was repaid in 2010.

Other Income

Other income for the three months ended September 30, 2011 was $8,000, as compared to $33,000 for the three months ended September 30, 2010. The decrease is due to lower yields earned on invested balances as we converted higher yielding investment securities into cash and cash equivalents during 2011. Our investment balances are currently held in money market accounts and funds to preserve liquidity and principal.

Comparison of the Nine Months Ended September 30, 2011 and 2010

Revenues

There were no revenues for the nine months ended September 30, 2011 or September 30, 2010.

Research and Development

Research and development expenses for the nine months ended September 30, 2011 were $6.3 million, a decrease of $1.1 million when compared to $7.4 million for the nine months ended September 30, 2010. This decrease in research and development expenses was primarily due to a net decrease of $1.0 million in spending on our prioritized asset MN-221 for the treatment of acute exacerbations of asthma and COPD due to the completion of the COPD and bioavailability clinical trials and less drug manufacturing costs, and a decrease of $0.1 million in unallocated personnel costs primarily due to a reduction in headcount.

General and Administrative

General and administrative expenses were $6.3 million for the nine months ended September 30, 2011, an increase of $0.2 million when compared to $6.1 million for the nine months ended September 30, 2010. This increase in general and administrative expenses was due primarily to an increase of $0.7 million in compensation costs due to severance payments and bonus accruals and professional fees related to the establishment of the China JV, offset by a $0.5 million decrease in stock based compensation due to fully vested options and a reduction in headcount.

Debt Related Charges

The debt related charge for the nine months ended September 30, 2011 was $493,000, as compared to no debt related credits or charges for the nine months ended September 30, 2010. In April 2011, pursuant to the early repayment of our debt with Oxford, we wrote-off the unamortized debt discount and debt issuance costs related to the debt.

Impairment Charge/Gain, net, on Investment Securities

There was no impairment charge or gain on investment securities for the nine months ended September 30, 2011, as compared to a net impairment charge on investment securities of $813,000 for the nine months ended September 30, 2010. In 2011 we no longer held any investment securities.

Foreign Exchange Loss/Gain

Foreign exchange gain for the nine months ended September 30, 2011 was $9,000, as compared to a foreign exchange gain of $1,000 for the nine months ended September 30, 2010. The foreign exchange gain for the nine months ended September 30, 2011 and 2010 relate to the remeasurement of foreign payables.

Other Expense

Other expense for the nine months ended September 30, 2011 was $84,000, as compared to $128,000 for the nine months ended September 30, 2010. Other expense relates to accretion on the convertible notes and amortization of debt issuance costs paid to third parties. The decrease is due to in the debt being paid-off in April 2011.

Interest Expense

Interest expense for the nine months ended September 30, 2011 was $1.1 million, as compared to $1.1 million for the nine months ended September 30, 2010. The interest expense in 2011 related to debt repaid in April 2011 and included a lump-sum payment of deferred interest, whereas in 2010 interest expense was related to interest expense on debt, derived under the effective interest method, and interest paid on our ARS Loan in which was repaid in the third quarter of 2010.

Other Income

Other income for the nine months ended September 30, 2011 was $50,000, as compared to $396,000 for the nine months ended September 30, 2010. The decrease is due to a decrease in interest income due to a lower yield earned on invested balances as we converted higher yielding investment securities into cash and cash equivalents, which were invested in money market accounts and funds to preserve liquidity and principal.

Liquidity and Capital Resources

We incurred losses of $3.9 million and $14.2 million for the three and nine months ended September 30, 2011 and we have incurred losses of $20.2 million, $20.4 million and $21.9 million for the years ended December 31, 2010, 2009, and 2008 respectively. We have an accumulated deficit of $281.8 million as of September 30, 2011. Additionally, we have used net cash of $12.4 million, $17.7 million, $17.0 million and $21.1 million to fund our operating activities for the nine months ended September 30, 2011 and for the years ended December 31, 2010, 2009, and 2008, respectively. To date these operating losses have been funded primarily through the private placement of our equity securities, the public sale of our common stock, debt, the conversion of convertible notes to our common stock and the exercise of founders’ warrants, net of treasury stock repurchases.

As a development stage company, we have consumed substantial amounts of capital since our inception. We do not have any material commitments for capital expenditures; however, we have an on-going 200 patient Phase 2 clinical trial (MN-221-CL-007) for which we expect to complete the study in the first quarter of 2012. Our clinical studies are administered by third-party CROs and there is a significant degree of estimation involved in quantifying the expense associated with clinical trial activity. We accrue costs for work performed by CROs based on the achievement of contracted milestone activities and on internal estimates of activities using patient enrollment and contractual or estimated rates during the period. If we do not receive complete and accurate information from the CRO or third parties on a timely basis or correctly estimate the outcome of contract negotiations, activity levels and the enrollment rate, this could potentially impact R&D expense and cash payments in subsequent periods.

In March 2011 we raised approximately $7.7 million in net proceeds from a firm underwritten public offering in which we offered 2,750,000 units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. The purchase price for each unit was $3.00 and each warrant has an exercise price of $3.56 per share. In addition, in March 2011, the underwriter exercised 50,666 units of its 412,500 unit overallotment.

On October 13, 2011, pursuant to a stock purchase agreement by and between us and Kissei Pharmaceutical Co. Ltd., or Kissei, Kissei purchased (i) an aggregate of 800,000 shares of our common stock, par value $0.001 per share at a price of $2.50 per share, and (ii) 220,000 shares of our Series B Convertible Preferred Stock, par value $0.01 per share, at a price of $25.00 per share. In October we received gross proceeds of approximately $7.5 million related to this Purchase Agreement.

On October 13, 2011, we entered into a clinical development agreement, by and between us and Kissei, in which Kissei will pay us upfront a total of $2.5 million for conducting two studies as defined in the agreement. We will be responsible for any and all other costs incurred in relation to the performance of these studies. In October we received the $2.5 million.

Our current cash and cash equivalents, along with the October 2011 proceeds from the Kissei stock purchase agreement and the Kissei clinical development agreement, are our principal sources of liquidity and it is our belief that we will have sufficient cash or other liquidity to fund our operations as currently conducted and staffed for the following 12 months. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.

We have had, and continue to have, an ongoing need to raise additional cash from outside sources to fund our operations. We have an established history of raising capital through equity and debt. Management plans to continue financing operations with equity issuances, debt arrangements or a combination thereof. If adequate funds are not available, we may be required to delay, reduce the scope of or terminate one or more of our product development programs and/or implement other operating cost reductions, and/or it could result in the termination of license rights related to any of our product candidates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. The primary objective of our investment activities is to preserve principal. Our risk associated with fluctuating interest rates is limited to our investments in interest rate sensitive financial instruments and we do not use interest rate derivative instruments to manage exposure to interest rate changes. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments due to their relatively short term nature. Declines in interest rates over time, however, will reduce our interest income, while increases in interest rates over time will increase our interest income.

Cash and cash equivalents as of September 30, 2011 were $8.7 million and were primarily invested in money market interest bearing accounts and money market funds. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on net income for the year ended September 30, 2011.

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

On March 3, 2011, we received a legal letter from a former employee who had been terminated in January 2011 pursuant to our planned reduction-in-force in which certain allegations were made. On July 8, 2011, the former employee filed a lawsuit in the Superior Court of the State of California, County of San Diego, asserting certain claims related to the Company’s work environment and the employee’s termination. We have engaged legal counsel in this matter. Given the inherent uncertainty and unpredictability of litigation, no range of loss or possible loss can be reasonably estimated. However, we do not expect the outcome of this matter to have a material adverse effect on our consolidated financial statements.

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

We are a development stage biopharmaceutical company with a limited operating history. We have incurred significant net losses since our inception. For the three and nine months ended September 30, 2011, we had a net loss of $3.9 million and $14.2 million, respectively, and our accumulated deficit was approximately $281.8 million. If we are successful in securing a strategic collaboration or in raising additional capital to support the expansion of our business, our annual net losses may increase over the next several years as we expand our infrastructure and incur significant costs related to the development of our product candidates.

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

We believe our existing cash and cash equivalents at September 30, 2011 and the proceeds from the Kissei Purchase Agreement and Kissei Development Agreement will be sufficient to fund our operations as currently conducted over the next 12 months. However, we will need to successfully raise funds in the near-term either through a corporate partnership or financing transaction if we are to continue further development of our prioritized product development programs.

These assumptions may prove to be wrong, and we could spend our available financial resources before we complete our on-going clinical trial. Our future capital requirements will also depend on many factors, including:

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

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements, and to complete acquisitions of additional product candidates;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs of securing manufacturing arrangements for clinical or commercial production of our candidates;

•	the costs associated with expanding our management, personnel, systems and facilities;

•	the costs associated with any litigation;

•	the costs associated with the operations or wind-down of any business we may acquire;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights; and

•	the costs of establishing or contracting for sales and marketing capabilities and commercialization activities if we obtain regulatory approval to market our products.

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

We have consumed substantial amounts of capital since our inception. From our inception to September 30, 2011, we had an accumulated deficit of $281.8 million. Our cash and cash equivalents were approximately $8.7 million at September 30, 2011.

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

To date, we have funded our operations primarily from sales of our securities and, to a lesser extent, debt financing. We have not received, and do not expect to receive for at least the next several years, if at all, any revenues from the commercialization of our product candidates. Our only source of revenues since inception has been from development management services rendered to Asahi Kasei Pharma Corporation and Argenes, Inc., both Japanese pharmaceutical companies, in connection with their clinical development of pharmaceutical product candidates. We completed our agreement with Asahi Kasei Pharma Corporation and terminated our agreement with Argenes, Inc.; therefore, we will not generate any further revenues from these agreements. We anticipate that, prior to our commercialization of a product candidate, out-licensing upfront and milestone payments will be our primary source of revenue if we can enter into collaborations, strategic alliances or other agreements that would provide us with such revenues. To obtain revenues from sales of our products, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing drugs with commercial potential. We may never succeed in these activities, and we may not generate sufficient revenues to continue our business operations or achieve and maintain profitability.

We are largely dependent on the success of our two prioritized product candidates, MN-221 and MN-166/AV411, and we cannot be certain that either of these product candidates will receive regulatory approval or be successfully commercialized.

We currently have no products for sale, and we cannot guarantee that we will ever have any drug products approved for sale. The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries. We are not permitted to market any of our products in the United States until we submit and receive approval of a New Drug Application, or NDA, for a product candidate from the FDA or its foreign equivalent from a foreign regulatory authority. Obtaining FDA approval is a lengthy, expensive and uncertain process. We currently have two prioritized product candidates, MN-221 for the treatment of acute exacerbations of asthma and COPD exacerbations and MN-166/AV411, a combined ibudilast product development program covering MS and other CNS disorders, and the success of our business currently depends on the successful development and commercialization of products from these product candidates. Neither of these product candidates has completed the clinical development process; therefore, we have not submitted an NDA or foreign equivalent or received marketing approval for either of these two prioritized product candidates. In addition, we are not currently planning to fund any further significant clinical development of MN-166/AV411 until such time that we are able to secure a strategic collaboration to advance the combined product development programs, which may delay or impede the process of completing clinical trials and seeking regulatory approval for this product candidate. We also cannot assure you that we will be able to secure such a strategic collaboration on attractive financial and other terms, or at all.

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

Our product candidates are, and will continue to be, subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is costly, time-consuming, uncertain and subject to unanticipated delays. To receive regulatory approval for the commercial sale of any of our product candidates, we must conduct, at our own expense, adequate and well-controlled clinical trials in human patients to demonstrate the efficacy and safety of the product candidate. Clinical testing is expensive, takes many years and has an uncertain outcome. To date, we have Investigational New Drug Applications, or INDs, for seven of our product development programs. Through the acquisition of Avigen, we have assumed responsibility for AV411 clinical trials including one active IND for neuropathic pain and cross-reference and drug product support of the NIDA-funded opioid withdrawal investigator-initiated IND with Columbia University drug addiction clinical researchers. We also have FDA approval for a NIDA-funded investigator-initiated IND with University of California Los Angeles to proceed with an initial trial of our neurological drug candidate, ibudilast (MN-166/AV411), as a potential new pharmacotherapy for methamphetamine addiction. The study will be led by established clinical research investigators in the treatment of drug addiction.

It may take years to complete the clinical development necessary to commercialize a drug, and delays or failure can occur at any stage, which may result in our inability to market and sell any products derived from any of our product candidates that are ultimately approved by the FDA or foreign regulatory authorities. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization. Interim results of clinical trials do not necessarily predict final results, and success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. Significant setbacks in advanced clinical trials can be suffered in the pharmaceutical industry even after promising results are obtained in earlier clinical trials. In addition, any delays in completing clinical trials or the rejection of data from a clinical trial by a regulatory authority will result in increased development costs and could have a material adverse effect on the development of the impacted product candidate.

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

If we experience delays in the commencement or completion of our clinical trials, we could incur significantly higher product development costs and our ability to obtain regulatory approvals for our product candidates could be delayed or limited. The commencement and completion of clinical trials requires us to identify and maintain a sufficient number of study sites and enroll a sufficient number of patients at such sites. We do not know whether enrollment in our ongoing and planned clinical trials for our product candidates will be completed on time, or whether our additional planned and ongoing clinical trials for our product candidates will be completed on schedule, if at all. Our enrollment rates have improved since September 30, 2010, we believe, due in part to changes to the protocol that shortened the length of time the patient needed to stay in the ER and that gave the ER physician control over the standard-of-care that was given to the patient during the treatment period. However, there is no assurance that we will complete the study by the end of the first quarter of 2012.

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

The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. We face, and will continue to face, competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies in the United States and abroad. Some of these competitors have products or are pursuing the development of drugs that target the same diseases and conditions that are the focus of our product development programs. We cannot assure you that developments by others will not render our product candidates obsolete or noncompetitive. Many of our competitors have products that have been approved or are in advanced development and may succeed in developing drugs that are more effective, safer, more affordable or more easily administered than ours, or that achieve patent protection or commercialization sooner than our products. Our competitors may also develop alternative therapies that could further limit the market for any products that we are able to obtain approval for, if at all. In addition, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical industry at a rapid pace. These developments may render our product candidates obsolete or noncompetitive.

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

The FDA requires us and our CROs to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on CROs does not relieve us of these responsibilities and requirements. The CROs, medical institutions, clinical investigators, contract laboratories and other service providers that we employ in the conduct of our clinical trials are not our employees, and we cannot control the amount or timing of resources that they devote to our product development programs. If any of these third parties fails to devote sufficient care, time or resources to our product development programs, if their performance is substandard, or if any third party is inspected by the FDA and found not to be in compliance with GCPs, the completion of the clinical trial in which they are involved or the progress of the affected development program may be adversely affected. The CROs with which we contract for execution of our clinical trials play a significant role in the conduct of the clinical trials and the subsequent collection and analysis of data. Any failure of the CROs to meet their obligations could adversely affect clinical development of our product candidates. Moreover, the CROs, clinical investigators and other service providers may have relationships with other commercial entities, some of which may have competitive products under development or currently marketed, and our competitive position could be harmed if they assist our competitors. If any of these third parties does not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our product candidates. In addition, while we believe that there are numerous alternative sources to provide these services, we might not be able to enter into replacement arrangements without delays or additional expenditures if we were to seek such alternative sources.

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

We have entered into an agreement with Hospira Worldwide, Inc. for the development and supply of finished product of MN-221 for the treatment of acute exacerbations of asthma and COPD that we intend to use in clinical trials and the commercial market if MN-221 receives regulatory approval. We do not have agreements established regarding commercial supply of finished product of MN-221 in standard vials or for the active pharmaceutical ingredient, or API, or finished product for any of our product candidates. Pursuant to our license agreement with Kissei Pharmaceutical Co. Ltd., we will collaborate with them to successfully negotiate a commercial supply agreement on commercially reasonable terms, in order to manufacture the API for MN-221 on a commercial scale if MN-221 is approved by the FDA or other regulatory authorities for commercial sale. We will also need to successfully negotiate a supply agreement with a third-party manufacturer on commercially reasonable terms in order to manufacture the finished product of MN-221 in standard vials. We may not be able to establish or maintain any commercial manufacturing and supply arrangements on commercially reasonable terms that we require for purposes of commercializing a product. Any failure by us to secure or maintain any such required commercial supply agreements could result in interruption of supply and lost or delayed revenues, which would adversely affect our business. Any problems or delays we experience in preparing for commercial-scale manufacturing of a product candidate may result in a delay in FDA or other regulatory approval of the product candidate or may impair our ability to manufacture commercial quantities, which would adversely affect our business. For example, our manufacturers will need to produce specific batches of a product candidate to demonstrate acceptable stability under various conditions and for commercially viable lengths of time. We and our third-party manufacturers will need to demonstrate to the FDA and other regulatory authorities this acceptable stability data for the product candidate, as well as validate methods and manufacturing processes, in order to receive regulatory approval to commercialize such product candidate.

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

If any product candidate that we develop does not provide a treatment regimen that is as beneficial as, or is perceived as being as beneficial as, the current standard of care or otherwise does not provide patient benefit, that product candidate, if approved for commercial sale by the FDA or other regulatory authorities, likely will not achieve market acceptance. Our ability to effectively promote and sell any approved products will also depend on pricing and cost-effectiveness, including our ability to produce a product at a competitive price and our ability to obtain sufficient third-party payor coverage or reimbursement. If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, patients and third-party payors, our ability to generate revenues from that product would be substantially reduced. In addition, our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.

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

Also, continuing health care reform in the U.S. will control or significantly influence the purchase of medical services and products, and may result in inadequate coverage of and reimbursement for our products. Many third-party payors are pursuing various ways to reduce pharmaceutical costs, including the use of formularies. The market for our products depends on access to such formularies, which are lists of medications for which third-party payors provide reimbursement. These formularies are increasingly restricted, and pharmaceutical companies face significant competition in their efforts to place their products on formularies. Increased competition may also lead to a downward pricing pressure. These factors as well as cost containment measures by third-party payors, including government payors could have a material adverse effect on our ability to operate profitably.

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

Moreover, product candidate acquisitions that we do complete involve numerous risks, including:

•	difficulties in integrating the product development program for the acquired product candidate into our existing operations;

•	diversion of financial and management resources from existing operations;

•	risks of entering new markets or technologies and of receiving regulatory approval;

•	inability to generate sufficient revenues to offset acquisition costs; and

•	delays that may result from our having to perform unanticipated preclinical trials or other tests on the product candidate.

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

We are dependent upon the continued services of our executive officers and other key personnel, particularly Yuichi Iwaki, M.D., Ph.D., a founder of the company and our President and Chief Executive Officer, who has been instrumental in our ability to in-license product candidates from Japanese pharmaceutical companies and secure financing from Japanese institutions. The relationships that certain of our key managers have cultivated with pharmaceutical companies from whom we license product candidates and to whom we expect to out-license product candidates make us particularly dependent upon their continued services with us, whether through employment, service on our board of directors or a consulting agreement. We are also substantially dependent on the continued services of clinical development personnel because of the highly technical nature of our product development programs. We are not presently aware of any plans of our executive officers or other key personnel to retire or leave employment with the company. Should executive officers or other key personnel leave the Company, these individuals may engage in other businesses that may compete with us.

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

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payers to contain or reduce the costs of health care. In the United States and in foreign jurisdictions, there have been, and there may continue to be, a number of legislative and regulatory proposals aimed at changing the health care system. For example, in some countries, pricing of prescription drugs is subject to government control, and we expect efforts to implement similar controls in the United States to continue. Proposed reform in the way of drug importation into the United States could also adversely affect our business. Moreover, the possibility or the approval of such proposals could result in a decrease in our stock price or our ability to raise capital or obtain strategic partnerships or licenses. More recently, the President signed into law the Patient Protection and Affordable Care Act, which imposes numerous provisions over a four-year period. At this time the impact of this Act on our business is uncertain.

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

As of November 9, 2011, we had 14 full-time employees. If we are successful in securing a strategic collaboration or raising additional capital, our management, personnel, systems and facilities currently in place may not be adequate to support the company’s needs. For example, we may hire additional personnel in clinical development, regulatory affairs and business development to further strengthen our core competencies or choose to develop sales, marketing and distribution capabilities for certain of our product candidates. Our need to effectively manage our operations, growth and product development programs requires that we:

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

Our management has significant flexibility in applying our cash resources and could use these resources for corporate purposes that do not increase our market value or in ways with which some of our stockholders may not agree. We may use our cash resources for corporate purposes that do not yield a significant return or any return at all for our stockholders, which may cause our stock price to decline.

We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002, as well as rules and regulations implemented by the SEC, The Nasdaq Stock Market, or Nasdaq, Japanese securities laws and rules and regulations of the Jasdaq Market and incur significant legal, accounting and other expenses as a result. These rules impose various requirements on public companies, including requiring the establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and may make it more difficult and expensive for us to renew our director and officer liability insurance.

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

Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our product development programs, including delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability and the further development of our product candidates may be delayed.

We may not realize all of the anticipated benefits of the combined clinical development programs based on ibudilast.

We may not be able to successfully secure a strategic collaboration to advance the combined ibudilast development programs. Following completion of the Phase 2 clinical trial of MN-166 for the treatment of MS in the second quarter of 2008 and the acquisition of AV411 in December 2009, we have not undertaken, nor do we plan to undertake, any further significant clinical development of MN-166/AV411 until such time that we secure a strategic collaboration to advance the combined clinical development of MN-166/AV411 ibudilast-based development program. We have no assurance that we will be able to secure such a strategic collaboration or otherwise further advance, or recognize value from, a combined MN-166/AV411 clinical development program.

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

It is our policy to consult with our licensors in the maintenance of granted patents we have licensed and in their pursuit of patent applications that we have licensed, but each of our licensors generally remains primarily responsible for or in control of the maintenance of the granted patents and prosecution of the applications. We have limited control, if any, over the amount or timing of resources that each licensor devotes on our behalf and a licensor may not assign as great a priority to prosecution of these patent applications as we would if we were undertaking such prosecution ourselves. As a result of this lack of control and general uncertainties in the patent prosecution process, we cannot be sure that our licensed patents will be maintained and that any additional patents will ever mature from our licensed applications. Issued U.S. patents require the payment of maintenance fees to continue to be in force. We typically rely on our licensors to do this and their failure to do so could result in the forfeiture of patents not timely maintained. Many foreign patent offices also require the payment of periodic annuities to keep patents and patent applications in good standing. As we generally do not maintain control over the payment of annuities, we cannot be certain that our licensors will timely pay such annuities and that the granted patents and pending patent applications will not become abandoned. For example, certain annuities were not paid in a timely manner with respect to foreign patents licensed under MN-002 (the active metabolite of MN-001) and, as a result, our patent rights may be impaired in those territories. In addition, our licensors may have selected a limited amount of foreign patent protection, and therefore applications have not been filed in, and foreign patents may not have been perfected in, all commercially significant countries.

The patent protection of our product candidates and technology involves complex legal and factual questions. Most of our license agreements give us a right, but not an obligation, to enforce our patent rights. To the extent it is necessary or advantageous for us to receive any of our licensors’ cooperation in the enforcement of our patent rights; we cannot control the amount or timing of resources our licensors devote on our behalf or the priority they place on enforcing our patent rights. We may not be able to protect our intellectual property rights against third party infringement, which may be difficult to detect, especially for infringement of patent claims for methods of manufacturing. Additionally, challenges may be made to the ownership of our intellectual property rights, our ability to enforce them or our underlying licenses, which in some cases have been made under foreign laws and may provide different protections than that of U.S. law.

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

Despite the listing of our common stock on the Nasdaq Global Market and the Jasdaq Market of the Osaka Securities Exchange in Japan, trading volume in our securities has been light and an active trading market may not develop for our common stock. In September 2011, our average trading volume was approximately 12,000 shares per day on the Nasdaq Global Market and approximately 32,000 shares per day on the Jasdaq Market.

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like us in particular, have historically been highly volatile and may continue to be highly volatile in the future. For example, since the date of our initial public offering in Japan on February 4, 2005 through September 30, 2011, our common stock has traded as high as approximately $42.00 and as low as approximately $1.40. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs, it could impair our ability to raise additional capital through the sale of securities should we desire to do so. In addition, it may be difficult, or even impossible, to find a buyer for shares of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
10.45(1)	Lease Agreement, dated July 6, 2011, by and between MediciNova, Inc. and 4350 La Jolla Village LLC.

10.46(2)	Stock Purchase Agreement, dated September 26, 2011, by and between MediciNova, Inc. and Kissei Pharmaceutical Co. Ltd.

10.47(3)	Consulting Agreement for Chief Financial Officer, dated September 1, 2011, by and between MediciNova, Inc. and FLG Partners.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended September 30, 2011.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended September 30, 2011.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101(*)	The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements (tagged as block text).

(1)	Filed with the Registrant’s Current Report on Form 8-K filed July 12, 2011 and incorporated herein by reference
(2)	Filed with the Registrant’s Current Report on Form 8-K filed September 27, 2011 and incorporated herein by reference.
(3)	Filed with the Registrant’s Current Report on Form 8-K filed September 8, 2011 and incorporated herein by reference.
(*)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: November 14, 2011	By:	/S/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D. President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ MICHAEL GENNARO
Michael Gennaro Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.45(1)	Lease Agreement, dated July 6, 2011, by and between MediciNova, Inc. and 4350 La Jolla Village LLC.

10.46(2)	Stock Purchase Agreement, dated September 26, 2011, by and between MediciNova, Inc. and Kissei Pharmaceutical Co. Ltd.

10.47(3)	Consulting Agreement for Chief Financial Officer, dated September 1, 2011, by and between MediciNova, Inc. and FLG Partners.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended September 30, 2011.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended September 30, 2011.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101(*)	The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements (tagged as block text).

(1)	Filed with the Registrant’s Current Report on Form 8-K filed July 12, 2011 and incorporated herein by reference.
(2)	Filed with the Registrant’s Current Report on Form 8-K filed September 27, 2011 and incorporated herein by reference.
(3)	Filed with the Registrant’s Current Report on Form 8-K filed September 8, 2011 and incorporated herein by reference.
(*)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.