Form 10-K
period 2011-12-31
MEDICINOVA INC
filed 2012-03-29
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X]  Yes  [    ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [    ]  Accelerated filer   [    ]   Non-accelerated filer  [    ]  Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  [    ]  No  [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $41,116,072 based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $2.69 per share on June 30, 2011. Shares of common stock held by each executive officer and director and each person who beneficially owns 10% or more of the outstanding common stock have been excluded from this calculation. This determination of affiliate status may not be conclusive for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 27, 2012 was 16,088,015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2012 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2011.

MEDICINOVA, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2011

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

Item 1. Business

Overview

We are a development stage biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of serious diseases with unmet medical needs with a specific focus on the U.S. market. Through strategic alliances, primarily with Japanese pharmaceutical companies, we hold rights to a diversified portfolio of clinical and preclinical product candidates which we believe provide significant commercial opportunity for the Company. In December 2009 we acquired Avigen Inc., or Avigen, a biopharmaceutical company that focused on identifying and developing differentiated products to treat patients with serious disorders, whose potential product candidate is a macrophage migration inhibitory and a glial attenuator for central nervous system, or CNS, disorders such as neuropathic pain, opioid addiction and withdrawal and methamphetamine addiction.

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

Since our inception, we have acquired licenses to eight compounds for the development of ten product candidates which include clinical development for the treatment of acute exacerbations of asthma, multiple sclerosis (MS) and other central nervous system (CNS) disorders, bronchial asthma, interstitial cystitis (IC), solid tumor cancers, generalized anxiety disorders/insomnia, preterm labor and urinary incontinence. Two of such compounds have been in preclinical development for the treatment of thrombotic disorders. In addition, we have expanded our development program for MN-221 for the treatment of chronic obstructive pulmonary disease (COPD) exacerbations.

At present, we are focusing our resources on the following prioritized product development programs:

Product Candidate	Disease/Indication	Phase of Development	Licensor	Licensed Territory
MN-221	Acute exacerbations of asthma and COPD exacerbations

Phase 2 clinical trial in emergency rooms at planned escalating doses in patients with severe, acute exacerbations of asthma completed in the second quarter of 2009

Phase 2 clinical trial (CL-007) in emergency rooms to evaluate safety and efficacy in patients with acute exacerbations of asthma initiated in the first quarter of 2009. On March 21, 2012 we announced completion of the 176 patient enrollment of the Phase 2 MN-221-CL-007 clinical trial. We expect trial results in the second quarter of 2012.

Phase 1b clinical trial to evaluate the safety and efficacy in patients with stable, moderate to severe COPD completed in the first quarter of 2010.

			Kissei Pharmaceutical	Worldwide, except Japan*

Product Candidate	Disease/Indication	Phase of Development	Licensor	Licensed Territory

Encouraging safety and efficacy data for the -007 trial was reported via press release in the first quarter of 2010 and at the CHEST Society meeting later in 2010. In the first quarter of 2012 we initiated an additional Phase 1b COPD clinical trial that has commenced enrollment and has an anticipated trial completion around the end of the second quarter of 2012.

MN-166	CNS disorders**

Phase 2 clinical trial completed in the second quarter of 2008.

Prototype once-per-day oral formulation developed for future clinical trials

Phase 1b/2a clinical trial in diabetic neuropathic pain completed in the fourth quarter of 2007

Phase 1b National Institute on Drug Abuse, or NIDA, funded clinical trial in methamphetamine-dependent volunteers initiated in the fourth quarter of 2010

Phase 1b/2a NIDA funded clinical trial to evaluate safety and efficacy in heroin-dependent volunteers completed in the fourth quarter of 2010

Investigator initiated Phase 2 clinical trial collaboration with a headache and pain specialist in Australia initiated in the third quarter of 2011

			Kyorin Pharmaceutical (MN-166)	Worldwide, except Japan, China, Taiwan and South Korea (MN-166)

*	Pursuant to our license agreement with Kissei Pharmaceutical, Kissei has the right to co-promote licensed products in our territory on terms to be agreed upon by the parties. We entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Make-Friend Medicine Technology Co., Ltd. effective September 27, 2011. The joint venture agreement provides for the joint venture company to develop and commercialize MN-221 in China. A sublicense under which the joint venture company will license MN-221 from us will be required, which sublicense will require the consent of Kissei. We have not entered into the sublicense of MN-221 with the joint venture company as of the date of this report. There is no assurance the sublicense will be executed and there is no assurance that the joint venture company will be able to proceed with the development of MN-221 in China.
**	Other CNS disorders encompass MS, neuropathic pain, opioid addiction and withdrawal and methamphetamine addiction.

Upon completion of proof-of-concept Phase 2 clinical trials, we intend to enter into strategic alliances with leading pharmaceutical or biotech companies to support further clinical development if we are unable to raise additional capital to conduct Phase 3 trials. Depending on the results of our the MN-221 Phase 2 trial that completed enrollment in March 2012 and our ability to raise additional capital and/or to enter into a collaboration with a leading pharmaceutical or biotech company, we intend to define a Phase 3 trial and other development plans for MN-221 for the treatment of acute exacerbations of asthma and conduct one or more Phase 3 trials, and we intend to pursue the development of this drug candidate for the treatment of COPD. We also intend to enter into strategic alliances with leading pharmaceutical or biotech companies to support further clinical development of MN-166. We may also pursue potential partners and potential acquirers of license rights to our programs in markets outside the U.S. In addition, we continue to limit development activities for the balance of our existing product development programs in order to focus on our prioritized product development programs. For each of these remaining product candidates, we plan to conduct development activities only to the extent deemed necessary to maintain our license rights or maximize their value while pursuing a variety of initiatives to monetize such development programs. We cannot assure you that we will be successful in monetizing these programs on attractive terms, or at all. See “Risk Factors.”

Our eight non-prioritized product development programs consist of the following:

Product Candidate	Disease/Indication	Phase of Development	Licensor	Licensed Territory

MN-001*	Bronchial asthma	Phase 3 clinical trial initiated in the fourth quarter of 2006 and terminated in the second quarter of 2007; Once-per-day oral dosing formulation prototypes developed	Kyorin Pharmaceutical	Worldwide, except Japan, China, Taiwan and South Korea

MN-001	Interstitial cystitis	Phase 2 clinical trial completed in the first quarter of 2007†	Kyorin Pharmaceutical	Worldwide, except Japan, China, Taiwan and South Korea

MN-029	Solid tumors	Phase 1 clinical trial completed in the second quarter of 2006; Second Phase 1 clinical trial completed in the fourth quarter of 2007	Angiogene Pharmaceuticals	Worldwide

MN-305	Generalized anxiety disorder/ Insomnia	Phase 2 clinical trial completed in generalized anxiety disorder in the second quarter of 2006†; Phase 2 clinical trial in insomnia completed in the fourth quarter of 2007††	Mitsubishi Tanabe Pharma Corporation	Worldwide, except Japan and certain other countries in Asia

MN-221	Preterm labor	Phase 1 clinical trial completed in the second quarter of 2007	Kissei Pharmaceutical	Worldwide, except Japan

MN-246	Urinary incontinence	Phase 1 clinical trial completed in the fourth quarter of 2006; Phase 1 food effects study completed in the first quarter of 2007	Mitsubishi Tanabe Pharma Corporation	Worldwide, except Japan and certain other countries in Asia

MN-447	Thrombotic disorders	Preclinical	Meiji Seika Kaisha	Worldwide, except Japan and certain other countries in Asia

MN-462	Thrombotic disorders	Preclinical	Meiji Seika Kaisha	Worldwide, except Japan and certain other countries in Asia

*	Our rights to MN-001 licensed from Kyorin Pharmaceutical exclude ophthalmic solution formulations.
†	Although positive signs of efficacy were obtained in the clinical trials conducted on MN-001 in interstitial cystitis and MN-305 in generalized anxiety disorder, the predefined primary statistical endpoints of the clinical trials were not achieved; therefore, we would not anticipate submitting either clinical trial as a pivotal trial supporting a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or the FDA.
††	In the Phase 2 clinical trial conducted on MN-305 in insomnia, the predefined statistical endpoint of the clinical trial was not achieved; therefore, we terminated any further development of MN-305 for the treatment of insomnia.

Our Strategy

Our goal is to build a sustainable biopharmaceutical business through the successful acquisition, development and commercialization of differentiated products for the treatment of serious diseases with unmet medical needs in high-value therapeutic areas. Our focus is on the U.S. market. Key elements of our strategy are as follows:

•

Concentrate our resources on our two prioritized product development programs, MN-221 and MN-166. Depending on the results of our the MN-221 Phase 2 trial that completed enrollment in March 2012 and our ability to raise additional capital and/or to enter into a collaboration with a leading pharmaceutical or biotech company to fund development costs, we intend to define a Phase 3 trial and other development plans for MN-221 for the treatment of acute exacerbations of asthma and conduct one or more Phase 3 trials, and we intend to pursue the development of this drug candidate for the treatment of COPD. We also intend to enter into strategic alliances with leading pharmaceutical or biotech companies to support further clinical development of MN-166. We may also decide to pursue potential partners and potential acquirers of license rights to our programs in markets outside the U.S.

•

Pursue additional indications and commercial opportunities for our prioritized product candidates. We will seek to maximize the value of MN-221 and MN-166 by pursuing other potential indications and commercial opportunities for such product candidates. For example, we have rights to develop and commercialize MN-221 for any disease or indication. In addition to the ongoing evaluation of MN-221 for the treatment of acute exacerbations of asthma, we expanded our development program for MN-221 to evaluate MN-221 for the treatment of COPD exacerbations utilizing our existing Investigational New Drug Application, or IND for MN-221.

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

Our product acquisitions have focused primarily on product candidates with significant preclinical and early clinical testing data that have been developed by the licensors outside of the U.S. We utilize the existing data in preparing Investigational New Drug Applications, or INDs, or their foreign equivalents, and in designing and implementing additional preclinical or clinical trials to advance the regulatory approval process in the U.S. or abroad. Following are details of our product development programs:

Prioritized Product Candidates

The current state of the development program for each of our two prioritized product candidates is described below.

MN-221 for Acute Exacerbations of Asthma

Indication Overview and Market Opportunity. An acute exacerbation of asthma is an acute asthma symptom episode such as shortness of breath, wheezing and chest tightness due to constricted airways. Severe acute exacerbations of asthma is an emergency situation that can lead to emergency department treatment and, in some cases, hospital admission or, more rarely, death. Inhaled short acting beta-agonist agents are the mainstays of acute treatment for these types of asthma attacks and are included in the recommended standard of care according to the National Guideline Clearinghouse from the U.S. Department of Health and Human Services, or DHSS, for patients suffering from acute exacerbations of asthma.

Data from the National Center for Health Statistics show that in the U.S., annual visits to emergency departments for asthma was approximately 1.75 million, and there were approximately 456,000 hospitalizations and approximately 3,447 deaths due to asthma in 2007. According to the National Heart, Lung and Blood Institute, the direct costs associated with hospital care due to asthma were estimated at $5.5 billion in the U.S. in 2010. Despite significant improvement in the long-term control treatment for asthma, we believe that the number of patients presenting to emergency departments with asthma exacerbations who do not respond to initial standard of care for asthma exacerbations and which may be admitted to the hospital for further care are very similar to these prior figures. Hence we believe that there remains an unmet medical need for a safe and effective treatment for acute exacerbations of asthma that could prevent some of these hospitalizations.

Overview of MN-221 in Acute Exacerbations of Asthma. MN-221 is a novel, highly selective ß2 -adrenergic receptor agonist being developed for the treatment of acute exacerbations of asthma and COPD. We licensed MN-221 from Kissei Pharmaceutical in February 2004. Preclinical studies conducted in vitro and in vivo showed MN-221 to be highly selective for the ß2 -adrenergic receptor. In these studies, the ß1 -adrenergic receptor stimulating activity of MN-221 was less than that of other ß 2-adrenergic receptor agonists in isolated rat atrium and in vivo cardiac function tests in rats, dogs and sheep, thereby suggesting that the stimulating action of older, less selective ß2 -adrenergic receptor agonists on the heart via ß1 -adrenergic receptors may be reduced with MN-221. Some in vitro studies also suggested that MN-221 may act as only a partial ß1 -adrenergic receptor agonist in cardiac tissue, while acting as a full ß2 -adrenergic receptor in lung tissue. In addition, a preclinical drug interaction study in dogs completed during 2008 demonstrated that, while each of albuterol and MN-221 induced an increase in heart rate independently, the addition of MN-221 by intravenous administration in combination with inhaled albuterol did not add to the heart rate increase associated with inhaled albuterol alone. We believe that this improved receptor binding and functional selectivity provides good pharmacological specificity and may result in fewer cardiovascular side effects than are commonly observed with other ß2 -adrenergic receptor agonists used to treat this condition. We have developed and studied an intravenous formulation of MN-221 appropriate for hospital use.

Clinical Results of MN-221 in Acute Exacerbations of Asthma. We completed a randomized, double-blind, placebo-controlled, dose escalation, multi-center Phase 2 clinical trial of MN-221 in 23 stable mild-to-moderate asthmatics, in August 2007. At each dose level in the escalation, patients were randomized to receive either a 15-minute intravenous infusion of MN-221 or placebo. This clinical trial achieved statistical significance in its primary endpoint of mean change in forced expiratory volume in one second, or FEV1, from baseline to measurement at 15 minutes (the end of the infusion) at doses of 10, 16, 30 and 60 micrograms per minute of MN-221 (p-value less than or equal to 0.0006) compared to placebo. MN-221 produced a significant linear, dose-related increase in mean change in post-infusion FEV1 from baseline (p-value less than or equal to 0.0001) following a 15-minute intravenous infusion of MN-221. Significant improvements in mean change in post-infusion (15 minute) FEV1 from baseline were observed at doses of 10, 16, 30 and 60 micrograms per minute (p-value less than or equal to 0.0006) and at the dose of 3.5 micrograms per minute (p-value=0.0106) compared to placebo. In the protocol correct population for this clinical trial, which consisted of 21 patients, the dose-related increases in FEV1 were maintained for four hours (p-value=0.0393) and at eight hours (p-value=0.0424) following the 15-minute infusion of MN-221. MN-221 was well tolerated in this Phase 2 clinical trial, with only the expected ß2 -adrenergic receptor pharmacology noted in some patients (e.g., fall in serum potassium, elevation in plasma glucose, mild headache and mild tremors). There were no clinically significant cardiovascular, electrocardiogram, or ECG, or vital sign changes observed at any dose tested. In addition, no serious adverse effects were observed in this clinical trial.

We completed a randomized, open-label, placebo-controlled Phase 2a clinical trial to evaluate the safety and efficacy of MN-221 in patients with moderate to severe, but stable asthma, which involved 17 patients in two dose cohorts, in September 2008. In one dosing cohort, each patient received MN-221 at a dose of 1,125 micrograms or placebo over one hour by a continuous intravenous infusion. In the other dosing cohort, each patient received MN-221 at a dose of 1,080 micrograms or placebo over two hours by a continuous intravenous infusion. Both infusion rates of MN-221 produced a marked and clinically significant improvement in FEV1. FEV1 results were expressed as “percent predicted” based on standard reference equations accounting for an individual’s race, gender, age and height. At the end of the one-hour infusion, FEV1 increased by 17.5 percent predicted for MN-221 compared to an increase of three percent predicted for placebo. At the end of the two-hour infusion, FEV1 increased by an average of 12.1 percent predicted for MN-221 compared to an increase of 1.4 percent predicted for placebo. In accordance with the study protocol, no inferential statistical testing was performed. MN-221 was well tolerated by the patients who received either infusion rate of MN-221. There were no clinically significant safety concerns noted among adverse events, ECG data, vital sign data or laboratory assessments collected throughout this clinical trial.

We completed a randomized, modified single-blind, placebo-controlled, dose escalation Phase 2 clinical trial to evaluate MN-221 in patients with severe, acute exacerbations of asthma in emergency departments, which included 29 patients (13 treated with standard care only and 16 treated with MN-221 plus standard care) at planned escalating doses of 240 to 1,080 micrograms, in April 2009. All patients received standardized care consisting of inhaled albuterol, ipratropium and oral steroid treatment. No safety concerns with adding MN-221 to standardized care were identified following review of ECG laboratory and adverse experience data. The hospitalization rate among patients treated with standardized care only was 46 percent (six of 13), which was the anticipated rate, compared to a hospitalization rate of 25 percent (four of 16) among patients receiving MN-221 plus standardized care. Improvement in FEV1 values generally appeared to be greater for patients receiving MN-221 in addition to standardized treatment. As specified in the protocol for this clinical trial, no inferential statistics (e.g., p-values) were calculated for this study.

Development Plan of MN-221 in Acute Exacerbations of Asthma. In March 2012 we completed enrollment of a randomized, double-blind, placebo-controlled Phase 2 clinical trial designed to evaluate the safety and efficacy of MN-221 in patients with severe, acute exacerbations of asthma in emergency departments, which involved 176 patients. The trial was designed to compare standardized care to standardized care plus MN-221 at a dose of 1,200 micrograms administered intravenously over one hour. Once a patient has received the initial standardized care treatment regimen, the patient will be assessed for response to that treatment. If the patient’s FEV1 is less than or equal to 50 percent of predicted and the patient meets all other study entry criteria, the patient will be randomized to receive either MN-221 or placebo. Patients enrolled in the clinical trial will continue to receive standardized care as needed. The primary efficacy endpoint will be improvement in FEV1. We expect trial results in the second quarter of 2012. Should we have acceptable findings, we intend to define a

Phase 3 trial and other development plans and request an End-of-Phase 2 meeting with the FDA. Depending on the results of our the MN-221 Phase 2 trial and our ability to raise additional capital and/or to enter into a collaboration with a leading pharmaceutical or biotech company, we intend to initiate our Phase 3 program.

We entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Make-Friend Medicine Technology Co., Ltd. effective September 27, 2011. The joint venture agreement provides for the joint venture company to develop and commercialize MN-221 in China. A sublicense under which the joint venture company will license MN-221 from us will be required, which sublicense will require the consent of Kissei. We have not entered into the sublicense of MN-221 with the joint venture company as of the date of this report. There is no assurance the sublicense will be executed and there is no assurance that the joint venture company will be able to proceed with the development of MN-221 in China.

MN-221 for Chronic Obstructive Pulmonary Disease Exacerbations

Indication Overview and Market Opportunity. A COPD exacerbation is a sustained worsening of the patient’s condition, from the stable state and beyond normal day-to-day variations, that is acute in onset and necessitates a change in regular medication in a patient with underlying COPD. Exacerbations are associated with a significant increase in mortality, hospitalization and healthcare utilization. According to data from the National Heart, Lung, and Blood Institute, an estimated 12.1 million adults had a diagnosis of COPD in the U.S. in the year 2001 and about 24 million adults have evidence of impaired lung function indicating that COPD is under diagnosed. According to data from the National Heart, Lung, and Blood Institute, in the year 2000, there were 119,000 deaths, 726,000 hospitalizations, and 1.5 million hospital emergency department visits due to COPD in the U.S. The age-adjusted death rate for COPD increased more than 30 percent since 1980, according to a 2010 report on COPD from the American Lung Association, which used data from the Centers for Disease Control and Prevention. In 2002, according to the National Heart, Lung, and Blood Institute, direct costs for COPD were $18.0 billion and indirect costs were $14.1 billion in the U.S. In 2010, according to the American Lung Association, the direct costs for COPD were approximately $29.5 billion and indirect costs were approximately $20.4 billion in the U.S. We believe there remains an unmet medical need for a safe and effective treatment for COPD exacerbations that could relieve bronchospasm and prevent some of these hospitalizations.

Overview of MN-221 in COPD Exacerbations. In July 2009, we announced our plan to evaluate MN-221 for the treatment of COPD exacerbations. Inhaled ß2-adrenergic receptor agonists, which are the current standard of care, are often inadequate to control the symptoms of COPD exacerbations. We believe that MN-221 may offer an immediate intravenous delivery for this life-threatening condition for patients who cannot get the full benefit from treatment with inhaled ß2-adrenergic receptor agonists due to severe bronchoconstriction. In addition, we believe that MN-221 may offer the potential for fewer cardiovascular side effects than older ß2-adrenergic receptor agonists due to its greater selectivity for the ß2-adrenergic receptor. This could be very significant due to the relative older age population seen in COPD patients who tend to have more underlying heart disease. On October 13, 2011, we entered into an agreement with Kissei to expand research and development services pertaining to the use of MN-221, including MN-221 for the treatment of COPD exacerbations. The current CL-012 trial, wherein enrollment is expected to be completed around the end of the second quarter of 2012, is a component of that agreement.

Clinical Results of MN-221 in COPD Exacerbations. We completed a randomized, double-blind, placebo-controlled Phase 1b study involving 48 moderate-to-severe COPD patients who received a one hour intravenous infusion of MN-221 at three different escalating dose levels (300 micrograms, 600 micrograms, or 1200 micrograms) or placebo in the first quarter of 2010. In March 2010, based on preliminary findings, we announced that all doses of MN-221 produced a clinically significant improvement in FEV1 (L) as compared to the baseline and placebo. At the end of the one hour infusion, FEV1 (L) increased as compared to baseline by an average of 21.5 percent (p=0.0025) for the 1200 micrograms dose, 16.2 percent (p=0.020) for the 600 micrograms dose, and

9.2 percent (p=NS) for the 300 micrograms dose compared to a decrease of 4.0 percent for the placebo. MN-221 at doses of 600 micrograms and 1200 micrograms appeared to have an effect for at least six hours as compared to placebo. MN-221 was well tolerated by all patients who received infusions of MN-221.

Development Plans of MN-221 in COPD Exacerbations. In the first quarter of 2012 we initiated a Phase 1b/2a clinical trial in severe to moderate COPD patients which addresses a number of important goals in developing MN-221 in this indication. The trial design includes enrollment of approximately 20 patients with co-morbidities and concomitant medications that typify patients that might present in Emergency Departments s with exacerbations. In addition, we will be exploring the safety, tolerability, pharmacokinetics, and preliminary efficacy of repeat-administration placebo or MN-221 (1.2 mg) over a few days of residence in a clinical trial unit. Finally, we are assessing the correlation and potential future clinical trial utility of certain breathing function testing devices. The protocol has received FDA and IRB review and we anticipate completing this trial by the end of the second quarter of 2012.

Ibudilast (MN-166)

The Ibudilast portfolio, which includes the Phase 2-staged lead drug compound and proprietary analogs, represents novel, first-in-class, non-opioid drugs for the treatment of several large pain and drug addiction indications. Ibudilast is a relatively potent and selective inhibitor of macrophage migration inhibitory factor (MIF) and phosphodiesterases (PDEs)-4 and -10. It is a first-in-class, orally bioavailable small molecule, a glial attenuator that suppresses pro-inflammatory cytokines IL-1ß, TNF-a, and IL-6, and may increase the release of the anti-inflammatory cytokine IL-10 and neuroprotective growth factors (e.g. GDNF). It has additionally been shown to be a toll-like receptor 4 (TLR4) functional antagonist that may contribute to its attenuation of neuroinflammation. While considered a New Molecular Entity, or NME, in the U.S. and Europe, it involves redirection of an approved drug, ibudilast, which was first approved in Japan more than 20 years ago. Ibudilast has been prescribed to over one million patients for a different indication and has a good post-marketing safety profile as reported in nearly 15,000 patients studied at the prescribed doses.

Based on our research, we have filed for patents protecting multiple uses of ibudilast in neurological conditions, as well as for patents on analogs which we believe have the potential to be effective second generation molecules. Some of the patent estate has received allowance in the U.S. and foreign countries. As NMEs, MN-166 and its analogs would be entitled to five years of marketing exclusivity from first approval in the U.S. and up to 10 years of exclusivity in the European Union

Neuropathic pain: MIF activity and glial activation in the brain and spinal cord contribute to the establishment and amplification of the chronic pain state. As part of Avigen’s program investigating glial attenuation as a novel approach to the treatment of neuropathic pain, Avigen conceived and demonstrated that ibudilast was efficacious in preclinical models of neuropathic pain and may be effective in a wide range of neuropathic pain syndromes including neuropathy, post-herpetic neuralgia, HIV neuropathy, radiculopathy, spinal cord injury and chemotherapy-induced neuropathy. While ibudilast was initially developed as a non-selective phosphodiesterase (PDE) inhibitor for the treatment of bronchial asthma, its efficacy in some neuropathic pain models appears to be independent of this activity and yet still linked to glial attenuation.

Ibudilast has advanced through multiple Phase 1 and 2a clinical trials in both healthy volunteers and patients for neuropathic pain, inclusive of a Phase 1b/2a clinical trial in diabetic neuropathic pain. The program, under current FDA standards, is able to enter Phase 2 development for neuropathic pain in the U.S. based on completed Avigen preclinical and clinical development. A Phase 2 investigator-sponsored trial of ibudilast in the treatment of chronic medication overuse headache (MOH) pain is also ongoing in Australia and involves placebo or ibudilast administration for up to two months.

Opioid withdrawal: A Phase 1b/2a clinical trial in opioid withdrawal and analgesia, or OWA, was completed and funded by NIDA and conducted at Columbia University by leading specialists in the study and treatment of substance abuse. MN-166 and analogs have been shown in preclinical models of opioid (morphine or oxycodone) withdrawal to significantly reduce withdrawal symptoms. Moreover, MN-166 attenuates both behavioral and neurochemical markers of opioid reward. MN-166 and analogs are differentiated from other drug candidates in clinical trials that may demonstrate similar effects, in that MN-166 and analogs are not narcotics and do not, themselves, provide reward or “reinforcement” in behavioral models of dependence. Thus, while current therapies involve substitution of one opioid for another (e.g. methadone for heroin), MN-166 represents a novel, non-opioid, approach for the treatment of opioid withdrawal and dependence. Results from the recently-completed OWA trial indicated dose-related attenuation of the opioid withdrawal syndrome (p<0.05 for 80 mg/d treatment arm relative to placebo control on the Subjective Opioid Withdrawal Scale (SOWS) endpoint) and enhanced opioid analgesia (p<0.05 for the McGill Pain Questionnaire endpoint for the 80 mg/d treatment arm vs. placebo control). Other measures of withdrawal (Clinicians Opioid Withdrawal Scale) or analgesia (quantitative time endpoints for cold pressor test) were not significantly attenuated.

Methamphetamine addiction: In collaborative studies with NIDA, MN-166 has demonstrated utility in methamphetamine relapse in animals which translated into a NIDA-funded exploratory Phase 1b methamphetamine interaction clinical trial with investigators at the University of California – Los Angeles. The trial is currently enrolling patients.

Development Plans of Ibudilast for Neuropathic Pain and Drug Addiction. We are not planning to undertake Phase 2b clinical development of ibudilast for pain or drug addiction indications until such time as we are successful in entering into a strategic collaboration and/or funding arrangement to support further clinical development of our combined MN-166 ibudilast-based programs. We are actively pursuing potential partners for such purpose.

Ibudilast (MN-166) for Progressive Multiple Sclerosis

Indication Overview and Market Opportunity. MS is an inflammatory disease of the CNS in which the body’s immune system attacks the protective sheath surrounding nerve fibers. According to the National Multiple Sclerosis Society, MS affects approximately 400,000 people in the U.S. and approximately 2.5 million people worldwide. In addition, according to the National Multiple Sclerosis Society, approximately 200 people are diagnosed with MS in the U.S. each week. The most obvious effect of MS is its destruction of nerve fibers leading to the loss of muscle control. However, MS also affects multiple CNS functions. Currently, there is no known cure for the disease. According to the National Multiple Sclerosis Society, relapsing-remitting MS, or RRMS, is the most common type of the disease, and 85 percent of people with MS are initially diagnosed with RRMS. Approximately 50% of RRMS patients progress to secondary progressive MS (SPMS). The most severe type of MS, primary progressive MS (PPMS), represents about 10% of all MS. According to sales data included in the most recent annual reports of leading MS drug companies, including Biogen Idec Inc., Merck Serono S.A., Teva Pharmaceuticals Industries Ltd. And Bayer Shering Pharma AG, worldwide sales of drugs to treat MS exceeded $11 billion in 2010.

The aim of treatment is to relieve symptoms of acute attacks by reducing the frequency of relapses and limiting the disabling effects of relapses and to minimize disability caused by disease progression. Steroids are used in treating MS to decrease the severity and shorten the duration of the attacks, but they do not change the course of the disease. Corticosteroid use is normally limited to the short-term treatment of MS, perhaps over a period of one to three weeks, as it generally is believed that the side effects and safety risks of long-term corticosteroid therapy outweigh clinical benefits in extended MS treatment. More recently, immunosuppressive agents and techniques have been introduced for the treatment of MS. However, these treatments are only partially effective and certain side effects may preclude their widespread use. These treatments may slow the course of disease progression and mitigate its effects temporarily, but additional drugs are often required to address the various CNS dysfunctions caused by the disease. Progressive MS (PPMS and SPMS) represents a particularly unmet pharmacotherapy need as there are little or no clearly effective, safe, and well-tolerated drugs approved.

Overview of MN-166 for Progressive Multiple Sclerosis. We licensed MN-166 from Kyorin Pharmaceutical in October 2004. MN-166 has been marketed in Japan and Korea since 1989 to treat cerebrovascular disorders and bronchial asthma. In preclinical in vivo and in vitro studies, MN-166 inhibited leukotriene activity, phosphodiesterases and nitric oxide synthase, all of which are inflammatory mechanisms known to be involved in MS. These studies also suggested that MN-166 may suppress the production of pro-inflammatory cytokines (IL-1ß, TNF-a and enhance the production of the anti-inflammatory cytokines (IL-4, IL-10). Based on the potential mechanisms of action of MN-166, its clinical safety history in Japan, the results of pilot studies conducted by Kyorin Pharmaceutical in MS patients and the issuance of a U.S. patent covering the method of using MN-166 to treat the disease, we decided to pursue development of MN-166 as a novel, oral agent for the treatment of MS.

Clinical Results of MN-166 for Progressive Multiple Sclerosis. Based on its anti-inflammatory activity and safety profile, MN-166 was evaluated for potential activity in MS in two pilot clinical trials sponsored by academic investigators in Japan. In one open-label pilot clinical trial, the investigators studied the effects of MN-166 on relapse rates in six MS patients who had a mean of four relapses per year. Following 12 to 20 months of treatment with MN-166, the average relapse rate was reduced. Over this time frame, there was no significant change in the mean Expanded Disability Status Score, or EDSS, a measure of MS drug efficacy and disease progression. No side effects of MN-166 were reported in this clinical trial. In a second pilot trial involving 12 MS patients receiving MN-166 for four weeks, MN-166 tended to normalize the levels of several chemical mediators of inflammation, including TNF-a and interferon gamma.

We completed a two-year Phase 2 multi-center, randomized, double-blind, placebo-controlled clinical trial of MN-166 for the treatment of patients with relapsing MS in April 2008. This clinical trial involved 297 patients with relapsing MS in several countries in Eastern Europe. Patients received either 30 mg of MN-166 per day, 60 mg of MN-166 per day or a placebo.

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

Development Plans of MN-166 for Progressive Multiple Sclerosis. Based on some of our prior Phase 2 RRMS trial outcomes and opinions provided by multiple sclerosis experts and advisors, MN-166 may be best positioned as a therapy for progressive MS. Combined with the recent USPTO “allowance” of our method of use patent providing exclusivity for ibudilast in treating progressive MS, including SPMS, we are formulating development plans. It is our intent to advance MN-166 into a Phase 2 proof-of-concept trial in progressive MS and to fund that development via strategic collaboration with a corporate partner and/or funding agency(ies). There can be no assurance that we will be able to successfully secure such strategic collaborations or fundraising activities.

MN-001 for Asthma

Indication Overview and Market Opportunity. Asthma is a chronic inflammatory disease of the airways in which symptom control is the key to effective disease management. Alleviation of acute asthmatic symptoms and blocking of late phase inflammation are both important to asthma therapy. According to the CDC and the Global Initiative for Asthma, there are approximately 24.6 million asthma patients in the U.S. and over 300 million asthma patients worldwide.

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

Clinical Results of MN-001 for Asthma. MN-001 has proven to be well tolerated in early clinical testing. Treatment-related adverse effects, primarily consisting of gastrointestinal discomfort such as diarrhea, loose stools, nausea and upper abdominal pain, were mild, transient and reversible. These adverse effects were consistent with findings in preclinical studies.

We conducted a randomized, double-blind, placebo-controlled, multi-center Phase 2 clinical trial in patients with mild-to-moderate asthma, which was completed in the fourth quarter of 2005. In this clinical trial, 147 patients were randomly assigned to receive placebo or MN-001 tablets in one of three oral dosing regimens for four weeks. The primary endpoint of the trial was achieved with a statistically significant improvement in FEV1 after four weeks of treatment with 500 mg of MN-001 at three times daily dosage, or TID, compared to placebo (p-value=0.021; intent-to-treat, observed cases). A similar trend was observed for the 750 mg two times daily dosage, or BID, of MN-001 (p-value=0.058). Positive trends in secondary outcome measures were also observed in the 500 mg TID treatment group, including serial spirometry, morning and evening peak flow rates, and provocative concentration causing a 20 percent fall in FEV1, or PC20, values in a methacholine challenge test, each of which is a common measure of respiratory function. MN-001 was well tolerated in this clinical trial with 89 percent of patients completing four weeks of treatment. There was no apparent difference between placebo and any of the active treatment groups in adverse events leading to discontinuation or in adverse events attributable to treatment.

MN-001 for Interstitial Cystitis

Indication Overview and Market Opportunity. Interstitial Cystitis (IC) is a chronic disease of the bladder characterized by urinary frequency and urgency, nighttime urination and pelvic and bladder pain. It is widely believed that IC is due to an altered or defective bladder lining and an increased number of activated bladder mast cells, which are specialized cells that release biochemicals and cause inflammation. According to the

National Kidney and Urologic Diseases Information Clearinghouse, which is a division of the National Institutes of Health, at least 1.3 million patients suffer from IC in the U.S., and more than one million of them are women. We believe that IC is currently under diagnosed and that the market for drugs that treat IC will likely expand with the introduction of effective new treatments.

Overview of MN-001 for Interstitial Cystitis. MN-001 is a novel, orally bioavailable, anti-inflammatory compound being developed for the treatment of IC. Data that we collected in connection with the development of MN-001 for bronchial asthma and data collected by Kyorin Pharmaceutical provided us with a strong scientific rationale for evaluating MN-001 as an oral treatment for IC. MN-001 has been shown to block a number of the inflammatory mechanisms activated by mast cell degranulation that are important in the pathogenesis of inflammatory disorders, including IC and asthma (e.g., leukotriene receptor antagonism and inhibition of phosphodiesterases III and IV, 5-lipoxygenase, phospholipase C and thromboxane A2). In addition, MN-001 produced anti-inflammatory effects in a variety of rodent models of IC and asthma; in these models, MN-001 reduced bladder hyper-reactivity much in the same way that it reduced airway hyper-reactivity in the lung.

Clinical Results of MN-001 for Interstitial Cystitis. We conducted a randomized, double-blind, placebo-controlled multi-center Phase 2 clinical trial in patients with moderate-to-severe IC, which was completed in the first quarter of 2007. This clinical trial involved 305 patients at 37 clinical sites in the U.S. Results from this clinical trial indicated that, while well-tolerated, MN-001 did not show a statistically significant clinical benefit compared to placebo on the primary endpoint (to be much or very much improved overall on a patient-rated global response assessment) at the doses tested in this clinical trial (500 mg once or twice a day for eight weeks). Results from this clinical trial also indicated that IC patients were more than twice as likely to respond on 500 mg of MN-001 administered twice a day compared to placebo (25 percent compared to 12 percent, p-value=0.04) after four weeks of treatment. This difference, however, was not observed at eight weeks due to continued improvement among placebo-treated patients. The response rate of patients treated with 500 mg of MN-001 once a day did not significantly differ from placebo at either four or eight weeks.

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

Clinical Results of MN-029 for Solid Tumors. To date, we have conducted two Phase 1 clinical trials of MN-029 for the treatment of solid tumors, which completed in 2006 and 2007, respectively.

In the first Phase 1 clinical trial, MN-029 was administered as an intravenous infusion once every three weeks. Results from this clinical trial showed that MN-029 was well tolerated at doses that reduced tumor blood flow. A maximum tolerated dose of 180 mg/m2 per dose was established in this clinical trial. The most common side effects of MN-029 were characteristic of other VDAs and included nausea, vomiting, fatigue and diarrhea. Nine of 34 patients with advanced solid tumors for whom no standard therapy was available had stable disease after three cycles of treatment. Six patients had prolonged (greater than six months) stable disease. Although no patients showed objective responses based on Response Evaluation Criteria in Solid Tumors, or RECIST criteria, which is tumor length on computed tomography, or CT, or MRI scans, semi-automated measurements of tumor volumes from CT scans showed a measureable reduction in tumor burden in the subject with the largest reduction in tumor blood flow (Ktrans -40 percent). Tumor blood flow reduction assessed by dynamic contrast-enhanced magnetic resonance imaging, or DCE-MRI, was recorded at doses greater than or equal to 120 mg/m2 .

In the second Phase 1 clinical trial, MN-029 was administered as an intravenous infusion every seven days (days 1, 8, 15) followed by a 13-day recovery period (one cycle). Results from this clinical trial showed that MN-029 was well tolerated. The maximum dose was limited to 180 mg/m2 per dose based on the results of the other Phase 1 trial that employed a less aggressive dosing schedule. The most common side effects of MN-029 in this clinical trial included nausea, vomiting, arthralgia and headache. Eleven of 20 patients with advanced solid tumors for whom no standard therapy was available had stable disease after two cycles of treatment. Four subjects continued on extended cycles of MN-029 treatment. Based on RECIST criteria, one patient with metastatic pancreatic cancer had an overall partial response with a duration of 74 days. Seven patients had stable disease with a median duration of 83 days.

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

Overview of MN-305 for Generalized Anxiety Disorder/Insomnia. MN-305 is a serotonin receptor agonist with high affinity and selectivity for the serotonin 5-HT1A receptor subtype. Drugs that act through this mechanism, such as buspirone, have been proven to be clinically effective in treating generalized anxiety disorder. We licensed MN-305 from Mitsubishi Pharma Corporation, now Mitsubishi Tanabe Pharma

Corporation, in April 2004. MN-305 has been shown to be more potent than buspirone and to exhibit anti-anxiety efficacy in a wide range of preclinical rodent models. For example, in a social interaction test, MN-305 prolonged the duration of social interaction in rats. Preclinical and clinical studies conducted by Mitsubishi Tanabe Pharma Corporation and us also suggest that MN-305 may have a more rapid onset of action than buspirone.

Clinical Results of MN-305 for Generalized Anxiety Disorder/Insomnia. Preliminary evidence of anti-anxiety efficacy was provided by a six-week, open-label, fixed-flexible dose Phase 2 clinical trial conducted by Mitsubishi Tanabe Pharma Corporation in Japan in 61 patients with neurotic disorders. The neurotic disorders included generalized anxiety disorder, panic disorder, agoraphobia, mixed anxiety and depressive disorder and dysthymia. MN-305 was well tolerated, with headaches being the most common side effect in this clinical trial. At the end of the clinical trial, the mean Hamilton Rating Scale for Anxiety score, or HAM-A score, which is a scale used to measure the intensity of anxiety symptoms, was reduced compared to the pre-treatment value. Similarly, a majority of the patients were rated “Moderately Improved” or better following treatment with MN-305. In addition, MN-305 was well tolerated in several clinical trials conducted by Mitsubishi Tanabe Pharma Corporation in healthy volunteers and patients with anxiety disorders and Major Depressive Disorder. These studies did not evaluate the reduction of anxiety symptoms in patients that were not treated with MN-305.

The IND for MN-305 was transferred to us from Mitsubishi Tanabe Pharma Corporation, which enabled us to conduct a Phase 2 randomized, double-blind, placebo-controlled clinical trial in 416 patients with generalized anxiety disorder, which was completed in the second quarter of 2006. The results revealed trends for improvement in all efficacy outcome measures. Statistically significant improvements in the total HAM-A score and in anxious mood, which is item 1 of the HAM-A score and was a secondary endpoint in this clinical trial, were observed through eight weeks of treatment. However, statistical significance on change from baseline of the total HAM-A score after ten weeks of treatment, which was the primary outcome measure of this clinical trial, was not achieved. MN-305 was well tolerated at all doses in this clinical trial, and we believe the findings were sufficiently positive to warrant further clinical evaluation of this product candidate.

We analyzed the results from our Phase 2 clinical trial of MN-305 in generalized anxiety disorder and performed in-depth analyses of subgroups that showed statistically significant improvement in certain aspects of the HAM-A score (e.g., insomnia). Based on these analyses, we initiated a Phase 2 proof-of-concept clinical trial of MN-305 for the treatment of insomnia in the first quarter of 2007 to assess the effects of three dosages of MN-305 (1 mg, 3 mg and 6 mg) and placebo, all administered orally approximately 60 minutes before bedtime. This clinical trial, which involved 74 subjects at ten study centers in the U.S., was completed in the fourth quarter of 2007. This clinical trial failed to achieve statistical significance in its primary endpoint of reducing Wake (time) After Sleep Onset, or WASO. MN-305 was well tolerated in this clinical trial with no clinically significant adverse events observed at any dose tested, and there was no evidence of any decrements in psychomotor performance, as assessed in digit symbol substitution and symbol copying tests, in patients treated with MN-305. Based upon the results of this clinical trial, we decided to terminate the evaluation of MN-305 for the treatment of insomnia.

MN-221 for Preterm Labor

Indication Overview and Market Opportunity. Preterm labor is caused by the onset of uterine contractions before term. According to a November 2002 publication in Obstetrics & Gynecology, preterm labor is the leading cause of neonatal mortality and a substantial portion of all birth-related short and long-term morbidity. Successful inhibition of premature birth is known to reduce the risk of complications. Despite extensive research into preterm labor during the past several decades, the rate of premature births has not decreased. According to the National Vital Statistics Reports issued by the U.S. Department of Health and Human Services, or DHHS, there were 4.3 million births in the U.S. in 2007. The 2007 preterm birth rate was 12.7 percent. The DHHS estimates that the costs associated with preterm births are over $26 billion annually. According to the World Health Organization, six percent to seven percent of all births in Europe occur before term.

Currently, therapy for preterm labor remains targeted at uterine contractions. ß2 -adrenergic receptor agonists are generally used as first-line treatments for premature labor. The only FDA-approved treatment for preterm labor is ritodrine, a ß2 agonist. However, ritodrine has not been available for sale in the U.S. market since 1999. The more widely used treatment for preterm labor is another ß2 agonist, terbutaline; however, this drug is not approved by the FDA for preterm labor. Atosiban, an oxytocin antagonist, is available in Europe, but was denied regulatory approval in the U.S. The usefulness of these ß2 -adrenergic receptor agonists is often limited by the adverse reactions they produce, which include cardiovascular side effects such as heart palpitations. As a result, we believe that there is a need for treatments with better safety and tolerability profiles that are effective in reducing the premature birth rate and/or providing for longer gestation.

Overview of MN-221 for Preterm Labor. MN-221 is highly-selective ß2 -adrenergic receptor agonist being developed for the treatment of preterm labor. We licensed MN-221 from Kissei Pharmaceutical in February 2004. Preclinical testing in vitro and in vivo showed MN-221 to be more selective for the ß2 -adrenergic receptor than other ß2 -adrenergic receptor agonists currently used to treat preterm labor. Moreover, in vitro studies also suggested that MN-221 may act as only a partial ß1 -adrenergic receptor agonist in cardiac tissue, while acting as a full ß2 -adrenergic receptor in the uterus. This improved receptor binding and functional selectivity may result in fewer cardiovascular side effects than are commonly observed with other ß2 -adrenergic receptor agonists used to treat this condition. In preclinical pharmacology studies in pregnant rats and sheep conducted by Kissei Pharmaceutical, MN-221 reduced the number of spontaneous or drug-induced uterine contractions. Furthermore, in these studies, MN-221 delayed both normal and preterm labor in rats and caused a marked increase in the bodyweight of rat pups as a result of prevention of premature birth. In rat and sheep studies which compared MN-221 to ritodrine and/or terbutaline, the potency of MN-221 was greater than those ß2 -adrenergic receptor agonists.

Clinical Results of MN-221 for Preterm Labor. To date, pharmacokinetic and safety data has been generated from human experience with MN-221 through Phase 1 clinical studies in healthy male and non-pregnant female volunteers conducted by Kissei Pharmaceutical in Japan and the United Kingdom and a Phase 1 clinical trial in the U.S. conducted by us. A total of 244 healthy subjects received intravenous infusions of either MN-221 or a placebo. MN-221 was generally well tolerated. A pilot double-blind, placebo-controlled Phase 2 clinical trial of MN-221 was completed in 2004 by Kissei Pharmaceutical in seven women in preterm labor in the United Kingdom. A trend towards a reduction in the number of uterine contractions was observed in MN-221-treated women and, as a result, only limited conclusions could be drawn from this clinical trial. No serious adverse events related to MN-221 were observed in this clinical trial.

We initiated a Phase 1 clinical trial in healthy pregnant women in the third quarter of 2006. Ten healthy, pregnant volunteers who were not in labor participated in this clinical trial, which was completed in the second quarter of 2007. The volunteers received a single-dose intravenous infusion regimen of MN-221, consisting of two consecutive rounds of a 15-minute priming and a 105-minute maintenance infusion to deliver 294 micrograms of MN-221 over four hours. The primary objectives of this clinical trial were to determine the pharmacokinetics, safety and tolerability of this infusion regimen of MN-221 in pregnant women. No significant safety concerns with MN-221 were identified in this clinical trial.

MN-246 for Urinary Incontinence

Indication Overview and Market Opportunity. Urinary incontinence occurs when normal regulation of bladder function is lost. According to the DHHS, there are over 13 million adults in the U.S. suffering from urinary incontinence.

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

Overview of MN-246 for Urinary Incontinence. MN-246 is a novel ß3 -adrenergic receptor agonist being developed for the treatment of urinary incontinence. We licensed MN-246 from Mitsubishi Pharma Corporation, now Mitsubishi Tanabe Pharma Corporation, in December 2004. We believe that MN-246 represents a new approach to treating urinary incontinence and may have advantages over existing therapies, including potential improvements in efficacy through increases in bladder volume with decreases in involuntary bladder contractions and the absence of anti-cholinergic side effects, such as dry mouth. In preclinical studies in rats conducted by Mitsubishi Tanabe Pharma Corporation, MN-246 was more potent and active than oxybutynin and propiverine in increasing bladder volume. In addition, the studies showed that MN-246 produced little or no increase in residual urine volume and no anti-cholinergic side effects in rats. MN-246 also increased bladder volume in preclinical studies conducted on dogs and monkeys.

Clinical Results of MN-246 for Urinary Incontinence. We completed a double-blind, randomized, placebo-controlled, single escalating dose Phase 1 clinical trial of MN-246 for the treatment of urinary incontinence in healthy volunteers to evaluate the safety, tolerability and pharmacokinetics of MN-246 in the fourth quarter of 2006. We also conducted a Phase 1 food effects study in healthy volunteers, which was completed in the first quarter of 2007. MN-246 was tolerated in both clinical trials.

MN-447 and MN-462 for Thrombotic Disorders

Indication Overview and Market Opportunity. Despite advances in the treatment of cardiovascular disease, or CVD, more than 616,000 people died of heart disease in 2007, according to the CDC’s National Vital Statistics Reports. Heart disease causes approximately 25% of deaths in the U.S. According to the American Heart Association, there are 80 million individuals in the U.S. that currently live with some form of CVD, which can include high blood pressure, coronary heart disease, stroke, angina (chest pain), myocardial infarction (heart attack) and congenital heart defects. According to Datamonitor, worldwide sales of antithrombotic drugs are forecasted to reach approximately $22 billion in 2017. We believe that there remains an unmet medical need for safe and effective treatments for thrombotic conditions, including acute coronary syndrome, myocardial infarction, peripheral arterial disease and percutaneous coronary interventions.

According to the CDC, CVD remains the leading cause of death in the U.S. for both men and women. Given the high mortality and morbidity rates associated with CVD. We believe there is an urgent need for more targeted therapies that can intervene in known molecular pathways and minimize damage to the heart and related tissues.

Overview of MN-447 and MN-462 for Thrombotic Disorders. MN-447 and MN-462 are novel, small molecule antithrombic agents being developed for the treatment of various thrombotic disorders. We licensed MN-447 and MN-462 from Meiji Seika Kaisha in November 2006.

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

Pursuant to the terms of our license agreement with Kissei Pharmaceutical for MN-221, Kissei Pharmaceutical has the exclusive right to manufacture the commercial supply of the API for MN-221. If we enter into a supply agreement with Kissei Pharmaceutical, we will purchase from Kissei Pharmaceutical all API that we require for the commercial supply of MN-221, if such product candidate is approved for commercial sale by the FDA or other regulatory authorities. In September 2011, we entered into a letter agreement with Kissei pursuant to which among, other provisions, we agreed upon a new price for clinical supplies of API.

In March 2009, we entered into an agreement with Hospira Worldwide, Inc., or Hospira, for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies of finished product for MN-221 utilizing Hospira’s proprietary ADD-Vantage drug delivery system, if such product candidate is approved for commercial sale by the FDA or other regulatory authorities. Pursuant to the terms of the agreement with Hospira, Hospira will receive development fees from us upon completion of specified development activities, which we will expense as the costs are incurred. We are also obligated under the agreement to purchase a minimum number of units each year following regulatory approval, which number will be based on our forecasts submitted to Hospira on a rolling basis. In addition to the agreement with Hospira, we anticipate entering into a commercial supply agreement with a contract manufacturer for finished product of MN-221 in standard vials. However, at present, we do not have any agreement established regarding the commercial supply of MN-221 in standard vials or for the API or finished product of any of our product candidates.

For the ibudilast development program, we have sourced and imported delayed-release ibudilast capsules, marketed in Japan as PinatosR, from Taisho-Teva Pharmaceuticals. We are not currently developing our own formulation and will determine our long-term drug supply strategy in tandem with significant development progress in our program.

Intellectual Property and License Agreements

Since our inception in September 2000, we have entered into eight license agreements with pharmaceutical companies which cover our current product candidates. We have also entered into license agreements with universities, including the University of Colorado and the University of Adelaide, which cover additional intellectual property related to our product candidates. In general, we seek to procure patent protection for our anticipated products, or obtain such protection from the relevant patents owned by our licensors. To date, we have obtained licensed rights under 14 issued U.S. patents. We also have obtained licensed rights to 170 issued and pending foreign patents and applications corresponding to these U.S. patents and patent applications. In addition to these licensed rights, we hold 13 issued U.S. patents and have filed 15 additional U.S. patent applications. We also hold 59 issued and pending foreign patents and applications corresponding to these U.S. patents and patent applications. We are not aware of any third-party infringement of the patents owned or licensed by us and are not party to any material claims by third parties of infringement by us of such third parties’ intellectual property rights. The following is a description of our existing license agreements and intellectual property rights for each of our product candidates.

MN-221

On February 25, 2004, we entered into an exclusive license agreement with Kissei Pharmaceutical for the development and commercialization of MN-221. Kissei Pharmaceutical is a fully integrated Japanese pharmaceutical company and is listed on the First Section of the Tokyo Stock Exchange. We obtained an exclusive, worldwide (excluding Japan), sub-licensable license to various patent rights and know-how related to MN-221 and other compounds disclosed or included in, or covered by, these patent rights, for all indications This license includes an exclusive license under one U.S. patent and certain corresponding patents and patent applications in foreign countries and is sub-licensable upon receipt of the written consent of Kissei Pharmaceutical. The U.S. patent for MN-221 has composition of matter and method of use claims. The U.S. composition of matter patent underlying the license issued on October 17, 2000 and is set to expire no earlier than February 18, 2017. Corresponding composition of matter patents in various other countries are set to expire no earlier than February 18, 2017. In addition to the licensed patents, we have filed patent applications in the U.S. and certain foreign countries regarding additional uses and formulations of MN-221.

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

Under the license agreement, we have paid Kissei Pharmaceutical $1.0 million to date, and are obligated to make payments of up to $17.0 million based on the achievement of certain clinical and regulatory milestones. We are also obligated to pay a royalty on net sales of the licensed products. Under the terms of the letter agreement we entered into with Kissei in September 2011, we agree to renegotiate in good faith with Kissei the existing levels of the milestone payment amounts and royalty rates.

MN-166

On October 22, 2004, we entered into an exclusive license agreement with Kyorin Pharmaceutical for the development and commercialization of MN-166. Kyorin Pharmaceutical is a fully integrated Japanese pharmaceutical company and is listed on the First Section of the Tokyo Stock Exchange. We obtained an exclusive, worldwide (excluding Japan, China, South Korea and Taiwan), sub-licensable license to the patent rights and know-how related to MN-166 for the treatment of MS, except for ophthalmic solution formulations. MN-166 is not covered by a composition of matter patent. The U.S. method of use patent for MN-166 in MS underlying the license is set to expire on August 10, 2018. Corresponding method of use patents in certain foreign countries are set to expire on August 10, 2018. Under the terms of the agreement, we granted to Kyorin

Pharmaceutical an exclusive, royalty-free, sub-licensable license to use the preclinical, clinical and regulatory databases to develop ophthalmic products incorporating the MN-166 compound anywhere in the world and non-ophthalmic products incorporating the MN-166 compound outside of our territory.

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

In addition, we own, co-own or hold licenses to five issued U.S. patents and nine pending U.S. patent applications as well as corresponding pending foreign patent applications. These patents and patent applications are primarily related to our development portfolio of small molecule-based products and are currently directed to methods of treating various indications using ibudilast and analogs.

We have received a Notice of Allowance from the U.S. Patent and Trademark Office for a pending patent application which covers the use of ibudilast (MN-166) for the treatment of progressive forms of multiple sclerosis. A patent maturing from this allowed patent application is expected to expire no earlier than early 2029 and covers a method of treating primary progressive multiple sclerosis (PPMS) or secondary progressive MS (SPMS) by administering ibudilast either alone or in combination with other drugs. We are pursuing counterparts of this patent application in certain foreign jurisdictions. We have received an additional Notice of Allowance for a pending patent application which covers the use of ibudilast (MN-166) for the treatment of neuropathic pain in Japan.

On March 14, 2002, we entered into an exclusive license agreement with Kyorin Pharmaceutical for the development and commercialization of MN-001. We obtained an exclusive, worldwide (excluding Japan, China, South Korea and Taiwan) sub-licensable license to the patent rights and know-how related to MN-001 and its active metabolite, MN-002, disclosed and included in, or covered by, these patents, in all indications, except for ophthalmic solution formulations. This license includes an exclusive, sub-licensable license under one U.S. patent and certain corresponding patents and patent applications in foreign countries. The U.S. composition of matter patent for MN-001 underlying the license expired on February 23, 2009, and the U.S. composition of matter patent for MN-002 underlying the license expired on December 30, 2011. Foreign composition of matter patents for MN-001 and MN-002 have also expired. We intend to rely upon the applicable period of post-approval exclusivity, in addition to any patents that may issue from our own patent applications. Under the terms of the agreement, we granted to Kyorin Pharmaceutical an exclusive, royalty-free, sub-licensable license to use the preclinical, clinical and regulatory databases to develop ophthalmic products incorporating the MN-001 compound anywhere in the world and non-ophthalmic products incorporating the MN-001 compound outside of our territory.

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

We filed and the U.S. Patent and Trademark Office issued eight U.S. patents covering certain compositions, uses and manufacturing processes associated with MN-001 and its metabolite, MN-002. Patent applications corresponding to these U.S. patents were filed in certain foreign countries and some of the foreign patents have issued.

On June 19, 2002, we entered into an exclusive license agreement with Angiogene Pharmaceuticals for the development and commercialization of the ANG-600 series of compounds. Angiogene Pharmaceuticals is a privately held, British drug discovery company. We obtained an exclusive, worldwide, sub-licensable license to the patent rights and know-how related to the ANG-600 series of compounds disclosed in and included or covered by these patents for all indications. MN-029 is one of the ANG-600 series compounds covered by this license. This license includes an exclusive, sub-licensable license under -four U.S. patents and certain corresponding patents and patent applications in foreign countries. The U.S. composition of matter patent for MN-029, which issued on November 11, 2003, is set to expire on January 14, 2020. Patent applications corresponding to this U.S. patent were filed in certain foreign countries. The U.S. patent covering methods of treating solid cancer tumors by administering MN-029, which issued on July 25, 2006, is set to expire on January 14, 2020.

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

Mitsubishi Tanabe Pharma Corporation is a fully integrated Japanese pharmaceutical company and is listed on the First Section of the Tokyo Stock Exchange. We obtained an exclusive, worldwide (excluding Japan, Singapore, Brunei, Thailand, Malaysia, Indonesia, the Philippines, Vietnam, Bangladesh, Pakistan, South Korea, China and Taiwan), sub-licensable license to the patent rights and know-how related to MN-305 and its active metabolite disclosed and included or covered by these patents for all indications. The license is sub-licensable upon receipt of the written consent of Mitsubishi Tanabe Pharma Corporation. This license includes an exclusive, sub-licensable license under five U.S. patents and certain corresponding patents and patent applications in foreign countries. The U.S. composition of matter patent for MN-305, which issued on December 1, 1992, expired on March 14, 2011. Patent applications corresponding to this U.S. patent were filed in certain foreign countries, and these foreign counterparts expired on or before March 14, 2011. The U.S. patent covering the use of MN-305 to treat anxiety, which issued on August 10, 1993, expired on March 14, 2011.

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

On December 8, 2004, we entered into an exclusive license agreement with Mitsubishi Pharma Corporation, the predecessor to Mitsubishi Tanabe Pharma Corporation, for the development and commercialization of MN-246. We obtained an exclusive, worldwide (excluding Japan, Singapore, Brunei, Thailand, Malaysia, Indonesia, the Philippines, Vietnam, Bangladesh, Pakistan, South Korea, China and Taiwan), sub-licensable license to the intellectual property surrounding MN-246, its derivatives and any other compounds disclosed or claimed in the licensed Mitsubishi Tanabe Pharma Corporation patent assets. The license is sub-licensable upon receipt of the written consent of Mitsubishi Tanabe Pharma Corporation and includes an exclusive license under one U.S. patent and certain corresponding patents in foreign countries. The U.S. patent covering MN-246 and methods of making and using MN-246, which issued on May 30, 2000, is set to expire on October 24, 2016. Patent applications corresponding to this U.S. patent were filed in certain foreign countries, and these foreign counterparts are set to expire no earlier than October 24, 2016.

The issued U.S. patent covers generic phenylethanolamines encompassed by a given chemical formula, including MN-246, processes for the production of such phenylethanolamines, a pharmaceutical composition of such phenylethanolamines and methods of use for such phenylethanolamines for the treatment of a variety of human or animal ailments, including accelerated or spasmodic gastrointestinal motility, dysuria, pollakisuria, urinary incontinence, obesity and diabetes. This U.S. patent is set to expire on October 24, 2016. Foreign counterparts have been patented in other countries and are also set to expire no earlier than October 24, 2016. Under the terms of the agreement, we granted to Mitsubishi Tanabe Pharma Corporation a license to use our know-how and patents relating to MN-246 to develop products incorporating the MN-246 compound outside of our territory. Mitsubishi Tanabe Pharma Corporation also has the right to co-promote licensed products in our territory on terms to be agreed upon by the parties.

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

On November 1, 2006, we entered into an exclusive license agreement with Meiji Seika Kaisha for the development and commercialization of MN-447. Meiji Seika Kaisha is a fully integrated Japanese pharmaceutical company and is listed on the First Section of the Tokyo Stock Exchange. We obtained an exclusive, worldwide (excluding Japan, Bangladesh, Brunei, Cambodia, People’s Republic of China, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam), sub-licensable license from Meiji Seika Kaisha for MN-447 (and any other compound claimed or covered by U.S. patent 6,420,558) for any human use. This license includes an exclusive sub-licensable license under one U.S. patent and certain corresponding patents in foreign countries. The U.S. patent covering MN-447 and methods of treating an integrin avß3-mediated disease, platelet thrombosis, aggregation and related disorders, which issued on July 16, 2002, is set to expire on April 9, 2019. Patent applications corresponding to this U.S. patent were granted in certain foreign countries. Under the terms of the license, we granted a license to Meiji Seika Kaisha to use our know-how and patents relating to MN-447 to develop products incorporating the MN-447 compound outside of our territory.

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

On November 1, 2006, we entered into an exclusive license agreement with Meiji Seika Kaisha for the development and commercialization of MN-462. We obtained an exclusive, worldwide (excluding Japan, Bangladesh, Brunei, Cambodia, People’s Republic of China, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam), sub-licensable license from Meiji Seika Kaisha for MN-462 (and any other compound claimed or covered by U.S. patent 6,576,627) for any human use. This license includes an exclusive sub-licensable license under certain corresponding patents in foreign countries. The U.S. patent covering MN-462 medicament compositions containing MN-462, and methods of therapeutic treatment or preventive treatment of thrombotic disease, which issued on June 10, 2003, is set to expire on September 13, 2020. Patent applications corresponding to this U.S. patent were granted in certain foreign countries. Under the terms of the license, we granted a license to Meiji Seika Kaisha to use our know-how and patents relating to MN-462 to develop products incorporating the MN-462 compound outside of our territory.

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

General

Our proposed commercial activities may conflict with patents which have been or may be granted to competitors, universities and/or others. Third parties could bring legal action against us, our licensors or our sub-licensees claiming patent infringement and could seek damages or enjoin manufacturing and marketing of the affected product or its use or the use of a process for the manufacturing of such products. If any such actions were to be successful, in addition to any potential liability for indemnification, damages and attorneys’ fees in certain cases, we could be required to obtain a license, which may not be available on commercially reasonable terms or at all, in order to continue to manufacture, use or market the affected product. We also rely upon unpatented proprietary technology because, in some cases, our interests would be better served by reliance on trade secrets or confidentiality agreements than by patents. However, others may independently develop substantially equivalent proprietary information and techniques or gain access to or disclose such proprietary technology. We may not be able to meaningfully protect our rights in such unpatented proprietary technology. We may also conduct research on other pharmaceutical compounds or technologies, the rights to which may be held by, or be subject to patent rights of, third parties. Accordingly, if products based on such research are commercialized, such commercial activities may infringe patents or other rights, which may require us to obtain a license to such patents or other rights. We are not aware of any third-party infringements of patents we hold or licenses and have not received any material claims by third parties of infringement by us of such parties’ intellectual property rights.

There can be no assurance that patent applications filed by us or others, in which we have an interest as assignee, licensee or prospective licensee, will result in patents being issued or that, if issued, any of such patents will afford protection against competitors with similar technology or products or could not be circumvented or challenged. For example, we have U.S. patents covering the method of using MN-166 to treat MS and the method of using MN-166 to treat neuropathic pain, but we do not have any composition of matter patent claims for MN-166. As a result, unrelated third parties may develop products with the same API as MN-166 so long as such parties do not infringe our method of use patent, other patents we have exclusive rights to through our licensor or any patents we may obtain for MN-166.

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

Competition

The development and commercialization of new drugs is extremely competitive and characterized by extensive research efforts and rapid technological progress. Competition in our industry occurs on a variety of fronts, including developing and bringing new products to market before others, developing new products to provide the same benefits as existing products at lower cost and developing new products to provide benefits superior to those of existing products. We face competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies, in the U.S. and abroad. Some of these competitors have products or are pursuing the development of drugs that target the same diseases and conditions that are the focus of our product development programs. Many of our competitors have products that have been approved or are in advanced development and may succeed in developing drugs that are more effective, safer and more affordable or more easily administered than ours or that achieve patent protection or commercialization sooner than our products. Our competitors may also develop alternative therapies that could further limit the market for any products that we are able to obtain approval for, if at all.

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

MN-166 for Multiple Sclerosis

Our MN-166 product candidate is pending development for the treatment of progressive MS. Only one drug, mitoxantrone, is approved for treating this disease. MN-166 for Other Central Nervous System Disorders

Our MN-166 product candidate has been in development for treatment of neuropathic pain and opioid withdrawal and methamphetamine addiction. Current treatments for neuropathic pain include anti-epileptics such as Pfizer Inc.’s Neurontin® (gabapentin) and Lyrica® (pregabalin), and antidepressants, including Eli Lilly & Co.’s Cymbalta® (duloxetine). We are aware of additional compounds for chronic neuropathic pain that are currently in development at numerous companies including GlaxoSmithKline plc, Pfizer Inc., Cognetix, Inc., GW Pharmaceuticals plc, Endo Pharmaceuticals Holdings Inc., Avanir Pharmaceuticals, Pain Therapeutics, Inc., and XenoPort, Inc.

Current treatments for withdrawal symptoms include narcotics such as generic methadone and Reckitt Benckiser Pharmaceuticals, Inc.’s Suboxone® (buprenorphine) and Subutex® (buprenorphine + the narcotic antagonist naloxone). Limited non-narcotic drug candidates for withdrawal symptoms exist. Britannia Pharmaceuticals Limited’s BritLofex® (Lofexidine), licensed for development in U.S. clinical trials to US WorldMeds LLC, is an alpha adrenoceptor agonist like clonidine which may have somewhat less orthostatic hypotension limitations. Vigabatrin (Sabril®), a re-directed anti-epileptic drug, is in Phase 2 development for cocaine and methamphetamine dependence by Catalyst Pharmaceutical Partners.

MN-001 for Bronchial Asthma

Our MN-001 product candidate has been in development for the treatment of bronchial asthma. There are two currently marketed leukotriene inhibitors, Merck & Co. Inc.’s Singulair® (montelukast) and AstraZeneca PLC’s Accolate® (zafirlukast).

MN-001 for Interstitial Cystitis

Our MN-001 product candidate has been in development for the treatment of IC. There are two currently marketed products, Ortho-McNeil-Janssen Pharmaceuticals, Inc.’s/Teva Pharmaceuticals Industries Ltd.’s Elmiron® and Bioniche Pharma USA LLC’s RIMSO-50®. Urigen Pharmaceuticals, Inc.’s URG101 for the treatment of painful bladder syndrome/interstitial cystitis is in Phase 2 clinical testing.

MN-029 for Solid Tumors

Our MN-029 product candidate has been in development for the treatment of solid tumors. There are a number of compounds in clinical development with a mechanism similar to MN-029, including Oxigene Inc.’s ZYBRESTAT™ (fosbretabulin) and Sanofi-Aventis’ AVE 8062 (ombrabulin), which are in Phase 3 clinical testing.

MN-305 for General Anxiety Disorder

Our MN-305 product candidate has been in development for the treatment of General Anxiety Disorder. There are a number of approved products to treat generalized anxiety disorder, including Eli Lilly and Company’s Cymbalta® (duloxetine).

MN-221 for Preterm Labor

Our MN-221 product candidate has been in development for the treatment of preterm labor. An oxytocin antagonist on the market is Tractocile (atosiban). GlaxoSmithKline’s retosiban is an oxytocin antagonist in Phase 2 development.

MN-246 for Urinary Incontinence

Our MN-246 product candidate has been in development for the treatment of urinary incontinence. There are a number of compounds in various stages of clinical development to treat urinary incontinence. Pfizer Inc.’s Detrol/Detrol LA® (tolterodine tartrate) is a market leader, and other marketed drugs include Astellas Pharma Inc.’s VESIcare® (solifenacin succinate) and Novartis AG’s Enablex® (darifenacin), both of which are anti-cholinergic agents. Ono Pharmaceutical Co., Ltd. and Kyorin Pharmaceutical have received approval for Staybla® (muscarinic antagonist). Pfizer Inc.’s Toviaz® (fesoterodine fumarate), another muscarinic antagonist, has also been approved. Astellas Pharma Inc. also has a ß3 -adrenergic receptor agonist in development for the treatment of this indication (mirabegron).

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

Government Regulation

Government authorities in the U.S. and other countries extensively regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing and import and export of pharmaceutical products and biologics such as those we are developing. In the U.S., the FDA, under the Federal Food, Drug and Cosmetic Act, as amended, and other federal statutes and regulations, subjects pharmaceutical products to extensive and rigorous review. Any failure to comply with applicable requirements, both before and after approval, may subject us, our third-party manufacturers, contractors, suppliers and partners to administrative and judicial sanctions, such as a delay in approving or refusal to approve pending applications, fines, warning letters, product recalls, product seizures, total or partial suspension of manufacturing or marketing, injunctions and/or criminal prosecution.

U.S. Regulatory Approval

Overview. In the U.S., drugs and drug testing are regulated by the FDA under the Federal Food, Drug and Cosmetic Act, as well as state and local government authorities. All of our product candidates in development will require regulatory approval by government agencies prior to commercialization. To obtain approval of a new product from the FDA, we must, among other requirements, submit data supporting safety and efficacy, as well as detailed information on the manufacture and composition of the product and proposed labeling. Our product candidates are in the early stages of testing and none has been approved. The steps required before a drug can be approved generally involve the following:

•	completion of preclinical laboratory and animal tests;

•	submission of an Investigational New Drug Application, or IND, which must become effective before human clinical trials may begin in the U.S.;

•	completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each indication for which approval is sought;

•	submission to the FDA of an NDA accompanied by a substantial user fee;

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

Clinical Trials. Human clinical trials are typically conducted in three sequential phases that may overlap:

•	Phase 1: The drug is initially introduced into a small number of human subjects or patients and tested for safety, dosage tolerance, absorption, distribution, excretion and metabolism.

•

Phase 2: The drug is introduced into a limited patient population to assess the efficacy of the drug in specific, targeted indications, assess dosage tolerance and optimal dosage, and identify possible adverse effects and safety risks.

•	Phase 3: The drug is introduced into an expanded patient population at geographically dispersed clinical trial sites to further evaluate clinical efficacy and safety.

Prior to initiation of each clinical trial, an independent Institutional Review Board, or IRB, for each medical site proposing to conduct the clinical trials must review and approve the study protocol and study subjects must provide informed consent for participation in the study.

We cannot be certain that we will successfully complete Phase 1, 2 or 3 testing of our drug candidates within any specific time period, if at all. Clinical trials must be conducted in accordance with the FDA’s good clinical practices requirements. The FDA may order the partial, temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The IRB may also require the clinical trial at that site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

The NDA Process. If clinical trials are successful, the next step in the drug regulatory approval process is the preparation and submission to the FDA of a NDA. The NDA is the vehicle through which drug sponsors formally propose that the FDA approve a new pharmaceutical product for marketing and sale in the U.S. The NDA must contain a description of the manufacturing process and quality control methods, as well as results of preclinical tests, toxicology studies, clinical trials and proposed labeling, among other things. A substantial user fee must also be paid with the submission of the NDA, unless an exemption applies.

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

If the FDA’s evaluations of the NDA and the clinical and manufacturing procedures and facilities cGMPs are favorable, the FDA may issue either an approval letter or a complete response letter, which contains guidance on the conditions that must be met in order to secure approval of the NDA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. The FDA may also grant approval with requirements to complete post-marketing studies, referred to as Phase 4 clinical trials, or restrictive product labeling, or may impose other restrictions on marketing or distribution, such as the adoption of a Risk Evaluation and Mitigation Strategy, or REMS. The FDA may deny or delay approval of applications that do not meet applicable regulatory criteria or if the FDA determines that the clinical data do not adequately establish the safety and efficacy of the drug.

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

Foreign Regulatory Approval

We will have to complete approval processes, similar or related to the U.S. approval processes, in virtually every foreign market for our products in order to conduct clinical or preclinical research and to commercialize our drug candidates in those countries. The approval procedures and the time required for approvals vary from country to country and may involve additional testing. In addition, regulatory approval of prices is required in most countries other than the U.S. We face the risk that the resulting prices would be insufficient to generate an acceptable return to us or our collaborators.

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

Employees

We have assembled an experienced and cohesive management and support team, with core competencies in general management, clinical development, regulatory affairs and corporate development. As of March 27, 2012, we had 14 full-time employees, following a reduction in force which took place in January 2011, wherein we down-sized the company to save costs. We believe that our relations with our employees are good, and we have no history of work stoppages.

Recent Developments

Joint Venture

We entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Make-Friend Medicine Technology Co., Ltd. effective September 27, 2011. The joint venture agreement provides for the joint venture company to develop and commercialize MN-221 in China. A sublicense under which the joint venture company will license MN-221 from us will be required, which sublicense will require the consent of Kissei. In accordance with the joint venture agreement, on March 16, 2012, we paid $650,000 for our 30% interest in the joint venture company. The other parties to the joint venture agreement are responsible for providing their initial funding in the joint venture company for their combined 70% interest, and for future funding for the joint venture company’s activities. We have not entered into the sublicense of MN-221 with the joint venture company as of the date of this report. There is no assurance the sublicense will be executed and there is no assurance that the joint venture company will be able to proceed with the development of MN-221 in China.

Company Information

We were originally incorporated in the State of Delaware in September 2000. Our principal executive offices are located at 4350 La Jolla Village Drive, Suite 950, San Diego, CA 92122. Our telephone number is (858) 373 – 1500. Our website is www.medicinova.com, which includes links to reports we have filed with the Securities and Exchange Commission, or SEC. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

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

We are a development stage biopharmaceutical company with a limited operating history. We have incurred significant net losses since our inception. For the year ended December 31, 2011, we had a net loss of approximately $17.7 million and our accumulated deficit was approximately $285.3 million. If we are successful in securing a strategic collaboration or in raising additional capital to support the expansion of our business, our annual net losses may increase over the next several years as we expand our infrastructure and incur significant costs related to the development of our product candidates.

If we have taxable income in the future, utilization of the net operating losses, or NOL, and tax credit carry-forwards will be subject to a substantial annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions due to ownership change limitations that have occurred. These ownership changes will limit the amount of NOL and tax credit carry-forwards that can be utilized to offset future taxable income and tax, respectively.

We believe our existing cash and cash equivalents at December 31, 2011 will be sufficient to fund our operating requirements for at least the next 12 months.

Our cash requirements assumptions may prove to be wrong. Our future cash requirements will also depend on many factors, including:

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

Based on our existing cash resources, we expect our research and development expenses to decline relative to 2011 as we completed the enrollment of our Phase 2 clinical trial of MN-221 for the treatment of acute exacerbations of asthma, as announced on March 21, 2012. If we are able to raise additional capital and/or enter into one or more strategic alliances, then we expect our research and development expenses to increase in connection with clinical trials primarily related to MN-221 for the treatment of acute exacerbations of asthma and COPD exacerbations, and any other development activities that we may initiate. In addition, our general and administrative expenses may increase in future periods as a result of several factors, including our research and development activities, our business development activities and any expansions in our infrastructure related to such activities. Our estimate of cash requirements for future operating expenses assumes that we do not commence a Phase 3 clinical trial for MN-221 and that we do not fund any further significant clinical development of MN-166 unless we are able to raise additional capital and/or enter into one or more strategic alliances. We do expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing drug products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

If we fail to obtain the capital necessary to fund our operations, we will be unable to develop and commercialize our product candidates.

We have consumed substantial amounts of capital since our inception. From our inception to December 31, 2011, we had an accumulated deficit of approximately $285.3 million. Our cash and cash equivalents were approximately $15.1 million at December 31, 2011.

Our business will continue to require us to incur substantial research and development expenses and we do not expect to be able to fund these expenses solely from upfront cash or milestones from collaborations or strategic alliances. As such we may be required to raise capital from one or more sources in the near term to continue our operations at or close to the levels currently conducted. We believe that without raising additional capital from accessible sources of financings, we will not otherwise have adequate funding to complete the development of MN-221 including pivotal clinical trials or the commercialization of any products we successfully develop. There is no guarantee that adequate funds will be available when needed from debt or equity financing, arrangements with partners, or from other sources, or on terms attractive to us. The inability to obtain sufficient additional funds when needed to fund our operations would require us to significantly delay, scale back, or eliminate some or all of our clinical or regulatory activities, further reduce general and administrative expenses and have a substantial negative effect on our results of operations and financial condition.

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

We currently have no products for sale, and we cannot guarantee that we will ever have any drug products approved for sale. The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries. We are not permitted to market any of our product candidates in the U.S. until we submit and receive approval of a New Drug Application, or NDA, for a product candidate from the FDA or its foreign equivalent from a foreign regulatory authority. Obtaining FDA approval is a lengthy, expensive and uncertain process. We currently have two prioritized product candidates, MN-221 for the treatment of acute exacerbations of asthma and COPD exacerbations and MN-166, a combined ibudilast product development program covering MS and other CNS disorders, and the success of our business currently depends on their successful development and commercialization. Neither of these product candidates has completed the clinical development process; therefore, we have not submitted an NDA or foreign equivalent or received marketing approval for either of these two prioritized product candidates. In addition, we are not currently planning to fund any further significant clinical development of MN-166 until such time that we are able to secure a strategic collaboration to advance the combined development programs, which may delay or impede the process of completing clinical trials and seeking regulatory approval for this product candidate. We also cannot assure you that we will be able to secure such a strategic collaboration on attractive financial and other terms, or at all.

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

We will depend on the joint venture company formed in China in 2011 to develop and commercialize MN-221 in China and there is no assurance that the joint venture will be able to successful in doing so.

We entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Make-Friend Medicine Technology Co., Ltd. effective September 27, 2011. We have invested $650,000 for 30% interest in the joint venture company. A sublicense under which the joint venture company will license MN-221 from us will be required, which sublicense will require the consent of Kissei. We have no assurances that the joint venture company will be successful in its efforts to conduct clinical trials necessary to gain regulatory approval in China, will be able to successfully manufacture drug candidates for the Chinese market or will receive the future funding it will require to conduct operations. We have not entered into the sublicense of MN-221 with the joint venture company as of the date of this report. There is no assurance the sublicense will be executed and there is no assurance that the joint venture company will be able to proceed with the development of MN-221 in China or that we will someday recover our investment in the joint venture company.

We may not realize all of the anticipated benefits of the combined clinical development programs based on ibudilast.

We may not be able to successfully secure a strategic collaboration to advance the combined ibudilast development programs. Following completion of the Phase 2 clinical trial of MN-166 for the treatment of MS in the second quarter of 2008 and the acquisition of Avigen in December 2009, we have not undertaken, nor do we plan to undertake, any further significant clinical development of MN-166 until such time that we secure a strategic collaboration to advance the combined clinical development of MN-166 ibudilast-based development program. We cannot assure you that we will be able to secure such a strategic collaboration or otherwise further advance, or recognize value from, a combined MN-166 clinical development program.

In order to commercialize a therapeutic drug successfully, a product candidate must receive regulatory approval after the successful completion of clinical trials, which are long, complex and costly, have a high risk of failure and can be delayed or terminated at any time.

Our product candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is costly, time-consuming, uncertain and subject to unanticipated delays. To receive regulatory approval for the commercial sale of any of our product candidates, we must conduct, at our own expense, adequate and well-controlled clinical trials in human patients to demonstrate the efficacy and safety of the product candidate. Clinical testing is expensive, takes many years and has an uncertain outcome. To date, we have obtained regulatory authorization to conduct clinical trials for eight of our product development programs. Investigational New Drug Applications, or INDs, were approved by the FDA and are active for seven of our product candidates. We also have obtained Clinical Trial Authorizations, or CTAs, for the ongoing Phase 2 clinical trial for MN-221 in Canada, Australia and New Zealand. Through the acquisition of Avigen, we have assumed responsibility for clinical trials including one active IND for neuropathic pain and cross-reference and drug product support of the NIDA-funded opioid withdrawal investigator-initiated IND with Columbia University drug addiction clinical researchers. In the third quarter of 2010, the FDA approved a NIDA-funded investigator-initiated IND with University of California Los Angeles to proceed with an initial trial of our neurological drug candidate, ibudilast (MN-166), as a potential new pharmacotherapy for methamphetamine addiction. The study will be led by established clinical research investigators in the treatment of drug addiction.

It may take years to complete the clinical development necessary to commercialize a drug, and delays or failure can occur at any stage, which may result in our inability to market and sell any products derived from any of our product candidates that are ultimately approved by the FDA or foreign regulatory authorities. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing. For example, in October 2007, we announced that our Phase 2 clinical trial of MN-305 for the treatment of insomnia failed to achieve statistical significance in its primary endpoint, and, as a result, we terminated development of MN-305 for the treatment of insomnia. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization. Interim results of clinical trials do not necessarily predict final results, and success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials even after obtaining promising results in earlier clinical trials. In addition, any delays in completing clinical trials or the rejection of data from a clinical trial by a regulatory authority will result in increased development costs and could have a material adverse effect on the development of the impacted product candidate.

In connection with the conduct of clinical trials for each of our product candidates, we face many risks, including the risks that:

•	the product candidate may not prove to be effective in treating the targeted indication;

•	clinical trial participants and/or patients may experience serious adverse events or other undesirable drug-related side effects;

•	the results may not confirm the positive results of earlier trials;

•	the FDA or other regulatory authorities may not agree with our proposed development plans or accept the results of completed clinical trials; and

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

We, our third-party manufacturers, service providers, suppliers and partners, and our product candidates are subject to stringent regulation by the FDA and other regulatory agencies in the U.S. and by comparable authorities in other countries. None of our product candidates can be marketed in the U.S. until it has been approved by the FDA. None of our product candidates has been approved by the FDA to date, and we may never receive FDA approval for any of our product candidates. Obtaining FDA approval for a product takes many years of clinical development and requires substantial resources. Additionally, changes in regulatory requirements and guidance may occur or new information regarding the product candidate or the target indication may emerge, and we may need to perform additional, unanticipated non-clinical or clinical testing of our product candidates or amend clinical trial protocols to reflect these changes. Any additional unanticipated testing would add costs and could delay or result in the denial of regulatory approval for a product candidate. These regulatory requirements may limit the size of the market for the product or result in the incurrence of additional costs. Any delay or failure in obtaining required approvals could substantially reduce or negate our ability to generate revenues from the particular product candidate.

In addition, both before and after regulatory approval, we, our partners and our product candidates are subject to numerous FDA requirements, including requirements related to testing, manufacturing, quality control, labeling, advertising, promotion, distribution and export. The FDA’s requirements may change and additional government regulations may be promulgated that could affect us, our partners and our product candidates. Given the number of recent high profile adverse safety events with certain drug products, the FDA may require, as a condition of approval, costly risk management programs, which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, preapproval of promotional materials and restrictions on direct-to-consumer advertising. Furthermore, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad.

In order to market any of our products outside of the U.S., we and our strategic partners and licensees must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods beyond the requirements of the FDA and the time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the U.S. Regulatory approval in one country, including FDA approval in the U.S, does not ensure regulatory approval in another. In addition, a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. A product candidate may not be approved for all indications that we request, which would limit the uses of our product and adversely impact our potential royalties and product sales, and any approval that we receive may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies.

If we fail to comply with applicable regulatory requirements in the U.S. or other countries, we may be subject to regulatory and other consequences, including fines and other civil penalties, delays in approving or failure to approve a product, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, interruption of manufacturing or clinical trials, injunctions and criminal prosecution, any of which would harm our business.

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

If we fail to obtain and maintain approval from regulatory authorities in international markets for any of our current or future product candidates for which we have rights in international markets, our market opportunities will be limited and our business will be adversely impacted.

Sales of our product candidates outside of the U.S. will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries must also approve the manufacturing and marketing of our product candidates in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional preclinical studies or clinical trials. In many countries outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products is also subject to approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others.

The FDA may not ultimately approve our proposed trade names for our product candidates.

Any trade names that we intend to use for our product candidates must be approved by the FDA irrespective of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office, or PTO. The FDA conducts a rigorous review of proposed product names and may reject a proposed product name for a variety of reasons, including if it believes that the name inappropriately implies medical claims or if it poses the potential for confusion with other product names. In addition, if the FDA determines that the trade names of other product candidates that are approved prior to the approval of our product candidates may present a risk of confusion with any of our proposed trade names, the FDA may not ultimately approve those proposed trade names. If the FDA does not approve any of our proposed product names prior to their applicable NDA approval dates, we may be required to launch commercial sales of such products without brand names, and our efforts to build successful brand identities for, and commercialize, such products may consequently be adversely impacted.

Any product candidate that we develop may cause undesirable side effects or have other properties that could delay or prevent regulatory approval or commercialization.

Undesirable side effects caused by any product candidate that we develop could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, or cause us to evaluate the future of our development programs. In addition, the FDA or other regulatory authorities may require, or we may undertake, additional clinical trials to support the safety profile of our product candidates.

In addition, if any product candidate that we may develop that receives marketing approval and we or others later identify undesirable side effects caused by the product, or there is a perception that the product is associated with undesirable side effects:

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

•	regulatory authorities may withdraw their approval of the product or place restrictions on the way it is prescribed; and

•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product or implement a risk evaluation and mitigation strategy.

If any of these events occurred with respect to our product candidates, our ability to generate significant revenues from the sale of these products would be significantly harmed.

Delays in the commencement or completion of clinical trials, or suspension or termination of our clinical trials, could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

If we experience delays in the commencement or completion of our clinical trials, we could incur significantly higher product development costs and our ability to obtain regulatory approvals for our product candidates could be delayed or limited. The commencement and completion of clinical trials requires us to identify and maintain a sufficient number of study sites and enroll a sufficient number of patients at such sites. We do not know whether enrollment in our future clinical trials for our product candidates will be completed on time, or whether our additional planned and ongoing clinical trials for our product candidates will be completed on schedule, if at all.

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

We are obligated to develop and commercialize certain product candidates in accordance with mutually agreed upon terms and conditions. Our ability to satisfy some or all of the terms and conditions of our license agreements is dependent on numerous factors, including some factors that are outside of our control. Any of our license agreements may be terminated if we breach our obligations under the agreement materially and fail to cure any such breach within a specified period of time.

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

The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. We face, and will continue to face, competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies, in the U.S. and abroad. Some of these competitors have products or are pursuing the development of drugs that target the same diseases and conditions that are the focus of our product development programs. We cannot assure you that developments by others will not render our product candidates obsolete or noncompetitive. Many of our competitors have products that have been approved or are in advanced development and may succeed in developing drugs that are more effective, safer, more affordable or more easily administered than ours, or that achieve patent protection or commercialization sooner than our products. Our competitors may also develop alternative therapies that could further limit the market for any products that we are able to obtain approval for, if at all. In addition, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical industry at a rapid pace. These developments may render our product candidates obsolete or noncompetitive.

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

A key aspect of our strategy is to seek collaborations with partners, such as large pharmaceutical companies, that are willing to conduct later-stage clinical trials and further develop and commercialize selected product candidates. Following completion of the Phase 2 clinical trial for MN-166 for the treatment of MS in the second quarter of 2008 and the acquisition of Avigen in December 2009, we do not plan to undertake any further significant clinical development activities for any of our product candidates other than MN-221 for the treatment of acute exacerbations of asthma and COPD exacerbations, other than those activities deemed necessary to maximize each product candidate’s value, until such time that we are successful in entering into a partnership or collaboration for further development of such product candidates. To date, we have not entered into any such collaborative arrangements, and we may not be able to enter into any collaborations or otherwise monetize these product candidates on acceptable terms, if at all.

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

We have entered into an agreement with Hospira Worldwide, Inc. for the development and supply of finished product of MN-221 for the treatment of acute exacerbations of asthma and COPD that we intend to use in clinical trials and the commercial market if MN-221 receives regulatory approval. We do not have agreements established regarding commercial supply of finished product of MN-221 in standard vials or for the active pharmaceutical ingredient, or API, or finished product for any of our product candidates. Pursuant to our license agreement with Kissei Pharmaceutical Co., Ltd., we will negotiate with them a commercial supply agreement on commercially reasonable terms, in order to manufacture the API for MN-221 on a commercial scale if MN-221 is approved by the FDA or other regulatory authorities for commercial sale. We will also need to successfully negotiate a supply agreement with a third-party manufacturer on commercially reasonable terms in order to manufacture the finished product of MN-221 in standard vials. We may not be able to establish or maintain any commercial manufacturing and supply arrangements on commercially reasonable terms that we require for purposes of commercializing a product. Any failure by us to secure or maintain any such required commercial supply agreements could result in interruption of supply and lost or delayed revenues, which would adversely affect our business. Any problems or delays we experience in preparing for commercial-scale manufacturing of a product candidate may result in a delay in FDA or other regulatory approval of the product candidate or may impair our ability to manufacture commercial quantities, which would adversely affect our business. For example, our manufacturers will need to produce specific batches of a product candidate to demonstrate acceptable stability under various conditions and for commercially viable lengths of time. We and our third-party manufacturers will need to demonstrate to the FDA and other regulatory authorities this acceptable stability data for the product candidate, as well as validate methods and manufacturing processes, in order to receive regulatory approval to commercialize such product candidate.

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

If one of our product candidates is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product by physicians, healthcare professionals and third-party payers and our profitability and growth will depend on a number of factors, including:

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

Market acceptance and sales of our current or future product candidates will depend in large part on global reimbursement policies and may be affected by future healthcare reform measures, both in the U.S. and other key international markets. For example, continuing health care reform in the U.S. will control or significantly influence the purchase of medical services and products, and may result in inadequate coverage of and reimbursement for our products. Many third-party payors are pursuing various ways to reduce pharmaceutical costs, including the use of formularies. The market for our products depends on access to such formularies, which are lists of medications for which third-party payors provide reimbursement. These formularies are increasingly restricted, and pharmaceutical companies face significant competition in their efforts to place their products on formularies. This increased competition has led to a downward pricing pressure in the industry. The cost containment measures that third-party payors, including government payors, are instituting could have a material adverse effect on our ability to operate profitably.

Internationally, the success of our product candidates, if approved, will depend largely on obtaining and maintaining government reimbursement, because in many European countries patients are unlikely to use prescription drugs that are not reimbursed by their governments. Negotiating prices with governmental authorities can delay commercialization by 12 months or more. Reimbursement policies may adversely affect our ability to sell our product candidates, if approved, on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. Recently, many countries in the

European Union have increased the amount of discounts required on pharmaceutical products, which may impact the reimbursement rates and timing to launch product candidates. Such pricing practices may affect our ability to achieve profitability or expected rates of growth in revenue or results of operations, which in turn could adversely affect our business, financial condition and results of operations.

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

We are dependent upon the continued services of our executive officers and other key personnel, particularly Yuichi Iwaki, M.D., Ph.D., a founder of the company and our President and Chief Executive Officer, who has been instrumental in our ability to in-license product candidates from Japanese pharmaceutical companies and secure financing from Japanese institutions. The relationships that certain of our key managers have cultivated with pharmaceutical companies from whom we license product candidates and to whom we expect to out-license product candidates make us particularly dependent upon their continued services with us, whether through employment, service on our board of directors or a consulting agreement. We are also substantially dependent on the continued services of clinical development personnel because of the highly technical nature of our product development programs. We are not presently aware of any plans of our executive officers or key personnel to retire or leave employment with the company. Each of our executive officers is party to an employment agreement that continues in effect until the earliest of termination of employment by (i) consent of the parties, (ii) cause or other material breach of the agreement, (iii) death or permanent disability or (iv) three months’ written notice. Following termination of employment, these individuals may engage in other businesses that may compete with us.

If we acquire or license new product candidates, our success will depend on our ability to attract, retain and motivate highly qualified management and scientific personnel to manage the development of these new product candidates. In particular, our product development programs depend on our ability to attract and retain highly experienced clinical development and regulatory personnel. However, we face competition for experienced scientists and other technical and professional personnel from numerous companies and academic and other research institutions. Competition for qualified personnel is particularly intense in the San Diego, California area, where our corporate headquarters is located. Our short operating history and the uncertainties attendant to being a development stage biopharmaceutical company could impair our ability to attract and retain personnel and impede the achievement of our development and commercialization objectives. In addition, we have scientific and clinical advisors who assist us in our product development and clinical strategies. These third parties are not our employees and may have commitments to, or contracts with, other entities that may limit their availability to us, or may have arrangements with other companies to assist in the development of products that may compete with our product candidates.

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

If we are unable to establish sales, marketing and distribution capabilities, whether independently or with third parties, we will be unable to successfully commercialize our product candidates.

To date, we have not sold, marketed or distributed any pharmaceutical products. If we are successful in obtaining regulatory approvals for any of our product candidates or acquiring other approved products, we will need to establish sales, marketing and distribution capabilities on our own or with partners in order to commercialize an approved product. The acquisition or development of an effective sales and marketing infrastructure will require a significant amount of our financial resources and time and could negatively impact our commercialization efforts, including delay of a product launch. We may be unable to establish and manage a sufficient or effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating demand for our products, therefore hindering our ability to generate revenues and achieve or sustain profitability. In addition, if we are unable to develop internal sales capabilities, we will need to contract with third parties or establish a partnership to market and sell the product. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate any product revenues, may generate increased expenses and may never become profitable. In addition, although we intend to establish strategic collaborations to market any products approved for sale by regulatory authorities outside of the U.S., we may be required to market our product candidates outside of the U.S. directly if we are unable to establish such collaborations. In that event, we may need to build a corresponding international sales and marketing capability with technical expertise and with supporting distribution capabilities.

Health care reform measures could adversely affect our business.

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care. In the U.S. and in foreign jurisdictions, there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system. For example, in some countries, pricing of prescription drugs is subject to government control, and we expect proposals to implement similar controls in the U.S. to continue. Another example of proposed reform that could affect our business is drug reimportation into the U.S. Moreover, the pendency or approval of such proposals could result in a decrease in our stock price or our ability to raise capital or to obtain strategic partnerships or licenses. More recently, the President signed into law the Patient Protection and Affordable Care Act, which imposes numerous provisions over a four-year period.

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

We have 14 full-time employees as of the date of this report, following a reduction in force which took place in January 2011, wherein we down-sized the company to save costs. If we are successful in securing a strategic collaboration or raising additional capital, our management, personnel, systems and facilities currently in place may not be adequate to support the company’s needs. For example, we may hire additional personnel in clinical development, regulatory affairs and business development to further strengthen our core competencies or choose to develop sales, marketing and distribution capabilities for certain of our product candidates. Our need to effectively manage our operations, growth and product development programs requires that we:

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

As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002, as well as rules and regulations implemented by the SEC, The Nasdaq Stock Market, or Nasdaq, and Japanese securities laws, and incur significant legal, accounting and other expenses as a result. These rules impose various requirements on public companies, including requiring the establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and may make it more difficult and expensive for us to renew our director and officer liability insurance, and may result in imposition of reduced policy limits and coverage.

The Sarbanes-Oxley Act requires that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Our listing obligations under the Jasdaq Market (formerly the Hercules Market until its closure in 2010) of the Osaka Securities Exchange, or OSE, also require that we comply either with Section 404 of the Sarbanes-Oxley Act or equivalent regulations in Japan and we elected to comply with Section 404. As a result, we are required to perform an evaluation of our internal control over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404. We are subject to attestation by our registered public accounting firm on our report regarding internal control over financial reporting for the year ended December 31, 2011 under Japanese securities laws. Our efforts to comply with Section 404 and related regulations have required, and continue to require, the commitment of significant financial and managerial resources. We cannot be certain that a material weakness will not be identified when we test the effectiveness of our controls in the future. If a material weakness is identified, we could be subject to sanctions or investigations by Nasdaq, the SEC, the OSE or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

Additionally, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with such compliance programs and rules and all other evolving standards. These investments may result in increased general and administrative costs and a diversion of our management’s time and attention from strategic revenue generating and cost management activities.

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

A variety of risks associated with operating our business and marketing our products internationally could materially adversely affect our business.

A significant amount of our business activity is outside of the United States. We face risks associated with our international operations, including possible unfavorable regulatory, pricing and reimbursement, political, tax and labor conditions, which could harm our business. We are subject to numerous risks associated with international business activities, including, but not limited to:

•	compliance with differing or unexpected regulatory requirements for our products;

•	difficulties in staffing and managing foreign operations;

•

in certain circumstances, including with respect to the commercialization of our product candidates in Europe, increased dependence on the commercialization efforts of our distributors or strategic partners;

•	foreign government taxes, regulations and permit requirements;

•	U.S. and foreign government tariffs, trade restrictions, price and exchange controls and other regulatory requirements;

•	economic weakness, including inflation, natural disasters, war, events of terrorism or political instability in particular foreign countries;

•	fluctuations in currency exchange rates, which could result in increased operating expenses and reduced revenues, and other obligations related to doing business in another country;

•	compliance with tax, employment, immigration and labor laws, regulations and restrictions for employees living or traveling abroad;

•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;

•	changes in diplomatic and trade relationships; and

•

challenges in enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the U.S.

These and other risks associated with our international operations may materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

Our ability to compete may decline if we do not adequately protect our proprietary rights.

There is the risk that our patents (both those owned by us and those in-licensed) may not provide a competitive advantage, including the risk that our patents expire before we obtain regulatory and marketing approval for one or more of our product candidates, particularly our in-licensed patents. Also, our competitors may develop products similar to ours using methods and technologies that are beyond the scope of our intellectual property rights. Composition of matter patents on APIs may provide protection for pharmaceutical products without regard to formulation, method of use, or other type of limitation. We do not have compound patent protection for the API in our MN-166 and MN-001 product candidates, although we do have patent protection for a particular crystalline polymorph of MN-001 and we have composition of matter protection on ibudilast analogs. As a result, competitors that obtain the requisite regulatory approval will be able to offer products with the same API as found in our MN-166 and MN-001 product candidates so long as such competitors do not infringe any methods of use, methods of manufacture, formulation or, in the case of MN-001, specific polymorph patents that we hold or have exclusive rights to through our licensors. For example, we currently rely on method of use patents for MN-166.

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

Because we operate in the highly technical field of research and development of small molecule drugs, we rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others will not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors, to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. We also typically obtain agreements from these parties which provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Further, we have limited control, if any, over the protection of trade secrets developed by our licensors. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

A dispute concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and costly, and an unfavorable outcome could harm our business.

There is significant litigation in our industry regarding patent and other intellectual property rights. While we are not currently subject to any pending intellectual property litigation, and are not aware of any such threatened litigation, we may be exposed to future litigation by third parties based on claims that our product candidates, their methods of use, manufacturing or other technologies or activities infringe the intellectual property rights of such third parties. There are many patents relating to chemical compounds and methods of use. If our compounds or their methods of use or manufacture are found to infringe any such patents, we may have to pay significant damages or seek licenses under such patents. We have not conducted comprehensive searches for unexpired patents issued to third parties relating to our product candidates. Consequently, no assurance can be given that unexpired, third-party patents containing claims covering our product candidates, their methods of use or manufacture do not exist. Moreover, because some patent applications in the U.S. may be maintained in secrecy until the patents are issued, and because patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after filing, we cannot be certain that others have not filed patent applications that will mature into issued patents that relate to our current or future product candidates and which could have a material effect in developing and commercializing one or more of our product candidates. The owner of a patent that is arguably infringed can bring a civil action seeking to enjoin an accused infringer from importing, making, marketing, distributing, using or selling an infringing product. We may need to resort to litigation to enforce our intellectual property rights or to seek a declaratory judgment concerning the scope, validity or enforceability of third-party proprietary rights. Similarly, we may be subject to claims that we have inappropriately used or disclosed trade secrets or other proprietary information of third parties. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. We may not be able to afford the costs of litigation. Any legal action against us or our collaborators could lead to:

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

Despite the listing of our common stock on the Nasdaq Global Market and the Jasdaq Market of the Osaka Securities Exchange in Japan, trading volume in our securities has been light and an active trading market may not develop for our common stock. In December 2011, our average trading volume was approximately 7,000 shares per day on the Nasdaq Global Market and approximately 10,000 shares per day on the Jasdaq Market.

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like us in particular, have historically been highly volatile and may continue to be highly volatile in the future. For example, since the date of our initial public offering in Japan on February 8, 2005 through December 31, 2011, our common stock has traded as high as approximately $42.00 and as low as approximately $1.40. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•

the development status of our product candidates, including clinical trial results and determinations by regulatory authorities with respect to our product candidates, and particularly our prioritized product candidates;

•	the initiation, termination, or reduction in the scope of any collaboration arrangements or any disputes or developments regarding such collaborations;

•	FDA or foreign regulatory actions, including failure to receive regulatory approval for any of our product candidates;

•	announcements of technological innovations, new commercial products or other material events by us or our competitors;

•	disputes or other developments concerning our intellectual property rights;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	actual and anticipated fluctuations in our quarterly or annual operating results;

•	price and volume fluctuations in the overall stock markets;

•	any potential delisting of our securities;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

•	additions or departures of key personnel;

•	discussions of our business, management, products, financial performance, prospects or stock price by the financial and scientific press and online investor communities;

•	litigation or public concern about the safety of our potential products;

•	public concern as to, and legislative action with respect to, the pricing and availability of prescription drugs or the safety of drugs and drug delivery techniques; or

•	regulatory developments in the U.S. and in foreign countries.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease approximately 5,089 square feet of office space at our headquarters in San Diego, California under a lease that expires in May 2012. On March 19, 2012, we entered into a sixth amendment of our lease agreement of our headquarters which extends the lease term through February, 2013. We have no laboratory, research or manufacturing facilities, and we currently do not plan to purchase or lease any such facilities, as such services are provided to us by third-party service providers. We believe that our current facilities are adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms. In addition to our headquarters, we also lease approximately 1,726 square feet of office space in Tokyo, Japan under a lease that expires in May 2013.

Item 3. Legal Proceedings

On March 3, 2011, we received a letter, in which certain allegations were made, from a former employee who had been terminated in January 2011 pursuant to our planned reduction-in-force. On July 8, 2011, the former employee filed a lawsuit in the Superior Court of the State of California, County of San Diego, asserting certain claims related to the Company’s work environment and the employee’s termination, and on December 12, 2011 the court granted our motion to compel arbitration. We have engaged legal counsel in this matter. Based on our current assessment, we do not expect its outcome to have a material adverse effect on our business, financial condition and results of operations.

We may become involved from time to time in various disputes and legal proceedings which arise in the ordinary course of business. Litigation and governmental investigations can be expensive and disruptive to normal business operations. While it is difficult to accurately predict the outcome of these matters, significant judgments or settlements in connection with legal proceedings could have a material adverse effect on our business, financial condition and results of operations.

Item 4. Mine Safety Disclosures

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

The following table sets forth the high and low sale prices per share of our common stock as reported on the Nasdaq Global Market.

	Common Stock Price
	High	Low
Fiscal year ended December 31, 2010
First quarter	$9.00	$6.09
Second quarter	$7.51	$4.75
Third quarter	$6.40	$4.44
Fourth quarter	$5.95	$4.51

Fiscal year ended December 31, 2011
First quarter	$5.90	$2.56
Second quarter	$2.72	$1.94
Third quarter	$3.08	$1.88
Fourth quarter	$2.44	$1.60

Holders of Common Stock

As of the date of this filing there were approximately 7,000 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. We expect to retain our future earnings, if any, to fund the growth and development of our business.

Use of Proceeds

On March 23, 2011, we consummated a firm-commitment underwritten public offering of 2,750,000 units at a price to the public of $3.00 per unit for gross proceeds of $8.25 million. Each unit consists of one share of common stock, and a warrant to purchase one share of common stock. The shares of common stock and warrants are immediately separable and were issued separately. On March 24, 2011, the underwriter exercised 50,666 units of its 412,500 unit overallotment. The warrants are exercisable immediately upon issuance, have a five-year term and an exercise price of $3.56 per share. The warrants are indexed to our stock and do not permit net-cash settlement. On March 29, 2011, we received net proceeds of approximately $7.7 million, after underwriter discount and underwriter expenses and no warrants exercised. We are using and intend to continue to use the net proceeds to fund development work for MN-221 and for other research and development on MN-166. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, product candidates or other intellectual property, although we have no present commitments or agreements to do so.

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

Performance Graph

Due to the closure of the Hercules Market of the Osaka Securities Exchange and the inability to retrieve our stock’s performance from the Hercules Market in 2010, the following graph illustrates a comparison of the total cumulative stockholder return on our common stock since March 31, 2010, to the Jasdaq Market (total index). The graph assumes an initial investment of $100 on March 31, 2010, and that all dividends were reinvested.

	3/31/2010	6/30/2010	9/30/2010	12/30/2010	3/31/2011	6/30/2011	9/30/2011	12/30/2011
MediciNova, Inc.	$100	$67	$64	$60	$34	$35	$28	$22
Jasdaq Total Index	$100	$96	$90	$98	$96	$98	$92	$90

*	No cash dividends have been declared or paid on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

*	No cash dividends have been declared or paid on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	12/7/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/30/2011
MediciNova, Inc.	$100	$38	$13	$58	$39	$14
NASDAQ Biotechnologies Index	$100	$101	$88	$102	$117	$131
NASDAQ Composite Index	$100	$109	$65	$93	$109	$107

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

	Years ended December 31,					September 26, 2000 (inception) to December 31, 2011
	2011	2010	2009	2008	2007
Statements of Operations Data:
Revenues	$—	$—	$—	$—	$—	$1,558
Operating expenses:
Cost of revenues	—	—	—	—	—	1,258
Research and development	7,784	9,711	10,873	13,828	42,121	162,042
General and administrative	8,324	8,172	10,366	8,773	11,373	105,523

Total operating expenses	16,108	17,883	21,239	22,601	53,494	268,823

Operating loss	(16,108)	(17,883)	(21,239)	(22,601)	(53,494)	(267,265)
(Impairment charge)/gain, net on investment securities and ARS put	—	(785)	310	(1,260)	—	(1,735)
Other expense	(81)	(177)	(14)	(88)	—	(360)
Interest expense	(1,595)	(1,768)	(242)	—	—	(3,606)
Other income, net	62	439	823	2,038	4,611	19,121

Loss before income taxes	(17,722)	(20,174)	(20,362)	(21,911)	(48,883)	(253,845)
Income Taxes	(12)	(13)	(7)	(14)	(20)	(65)

Net loss	(17,734)	(20,187)	(20,369)	(21,925)	(48,903)	(253,910)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	—	(99)
Deemed dividend resulting from beneficial conversion on Series C redeemable convertible preferred stock	—	—	—	—	—	(31,264)

Net loss applicable to common stockholders	$(17,734)	$(20,187)	$(20,369)	$(21,925)	$(48,903)	$(285,273)

Basic and diluted net loss per share	$(1.20)	$(1.63)	$(1.68)	$(1.82)	$(4.16)

Shares used to compute basic and diluted net loss per share	14,813,156	12,410,576	12,105,835	12,072,027	11,752,139

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash, cash equivalents and current investment securities	$15,093	$28,252	$43,497	$19,297	$70,635
ARS put—current	—	—	2,557	—	—
Restricted cash, investment and letter of credit- current	—	29,313	—	—	—
Working capital	12,010	21,554	24,500	17,836	65,938
Restricted cash, investment and letter of credit- long-term	—	—	31,223	—	—
Investment-long-term	—	—	2,085	24,047	—
ARS put—long-term	—	—	—	5,793	—
Total assets	30,787	72,934	94,327	50,224	73,752
Current portion of long-term debt	—	4,952	—	—	—
Long-term debt, less current portion	—	9,484	—	—	—
ARS loan payable	—	—	17,605	—	—
Convertible notes	—	28,626	29,258	—	—
Deficit accumulated during the development stage	(285,272)	(267,538)	(247,351)	(226,982)	(205,057)
Total stockholders’ equity	23,498	24,704	40,013	48,045	66,608

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

Overview

Background

We are a development stage biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of serious diseases with unmet medical needs with a specific focus on the U.S. market. Through strategic alliances primarily with Japanese pharmaceutical companies, we hold rights to a diversified portfolio of clinical and preclinical product candidates which we believe provide significant commercial opportunity for the Company. We were incorporated in Delaware in September 2000.

We have incurred significant net losses since our inception. At December 31, 2011, from inception, our accumulated deficit was approximately $285.3 million, including approximately $49.7 million of non-cash stock-based compensation charges related to employee stock-based compensation and founders’ warrants. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, primarily MN-221 for the treatment of acute exacerbations of asthma and COPD exacerbations, and over the long-term if we are successful in expanding our research and development programs and acquiring or in-licensing products, technologies or businesses that are complementary to our own. While there can be no assurances, we believe our working capital at December 31, 2011 to be sufficient to fund our operating requirements for at least through December 31, 2012.

We have acquired licenses to eight compounds for the development of ten product candidates, which include clinical development for the treatment of acute exacerbations of asthma, MS, bronchial asthma, IC, solid tumor cancers, generalized anxiety disorders/insomnia, preterm labor and urinary incontinence. Two of such compounds have been in preclinical development for the treatment of thrombotic disorders. In addition, we have expanded our development program for MN-221 for the treatment of COPD exacerbations.

We entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Make-Friend Medicine Technology Co., Ltd. effective September 27, 2011. The joint venture agreement provides for the joint venture company to develop and commercialize MN-221 in China. A sublicense under which the joint venture company will license MN-221 from us will be required, which sublicense will require the consent of Kissei. In accordance with the joint venture agreement, on March 16, 2012, we paid $650,000 for our 30% interest in the joint venture company. The other parties to the joint venture agreement are responsible for providing their initial funding in the joint venture company for their combined 70% interest, and for future funding for the joint venture company’s activities which will include managing and operating a facility to manufacture drug candidates for the Chinese market, promoting, distributing and selling drug candidates in the Chinese market and conducting clinical trials necessary to gain regulatory approval in China. The joint venture company will initially conduct these activities with respect to MN-221, however other drug candidates may be brought within the scope of the joint venture company if the parties to the agreement unanimously agree. We have not entered into the sublicense of MN-221 with the joint venture company as of the date of this report. There is no assurance the sublicense will be executed and there is no assurance that the joint venture company will be able to proceed with the development of MN-221 in China. At December 31, 2011, we reflect a long-term asset on our consolidated balance sheet which represents our investment and a corresponding current liability which represents our required capital contribution payable to the joint venture company. We evaluated the joint venture company under the authoritative guidance and concluded that it is a variable interest entity for which we are not the primary beneficiary as we will not have a majority of the board seats and we will not have any power to direct or significantly influence the actions of the entity. We will therefore not consolidate the joint venture company into our financial results but will account for the activities of the joint venture company under the equity method whereby we will absorb any loss or income generated by the entity according to our percentage ownership.

At present, we are focusing our resources on the following prioritized product development programs:

•

MN-221 for the treatment of acute exacerbations of asthma and COPD exacerbations, for which we initiated a Phase 2 clinical trial (MN-221-CL-007) in the first quarter of 2009 to evaluate the safety and efficacy of MN-221 in patients with acute exacerbations of asthma treated in the emergency room. This trial completed enrollment in March 2012. Depending on the results of our Phase 2 clinical trial (MN-221-CL-007) and our ability to raise additional capital and/or to enter into a collaboration with a leading pharmaceutical or biotech company, we intend to define a Phase 3 trial and other development plans for MN-221 for the treatment of acute exacerbations of asthma and conduct one or more Phase 3 trials. COPD development, which included a Phase 1b clinical trial in patients with stable, moderate to severe COPD, was completed in 2010. In the first quarter of 2012 we initiated an additional Phase 1b/2a COPD clinical trial that has commenced enrollment and has an anticipated trial completion around the end of the second quarter of 2012.

•

MN-166, an ibudilast-based product development, for which we continue to pursue discussions with potential partners or other strategic collaboration(s). MN-166 has completed a Phase 2 clinical trial in MS in Eastern Europe in 2008 wherein positive safety and neuroprotective efficacy indicators were obtained, thus, directing next stage development towards a Phase 2b progressive MS indication. Limited animal safety and product manufacturing and stability work has been completed or is ongoing. In the drug addiction area, a Phase 1b/2a opioid withdrawal clinical trial funded by the National Institute on Drug Abuse, or NIDA, was completed at the end of 2010. A Phase 1b NIDA-funded clinical trial in methamphetamine-dependent volunteers with expert investigators at UCLA initiated in the fourth quarter of 2010 and is currently enrolling patients. In addition, a headache and pain specialist in Australia initiated an investigator sponsored Phase 2 clinical trial of ibudilast as a potential new pharmacotherapy for medication overuse headache that is expected to complete enrollment at the end of 2012. We intend to enter into additional strategic alliances with leading pharmaceutical or biotech companies to support further clinical development of MN-166.

Upon completion of proof-of-concept Phase 2 clinical trials, we intend to enter into strategic alliances with leading pharmaceutical or biotech companies to support further clinical development, and to keep certain commercialization rights in select markets. Depending on the outcome of the Phase 2 trial of MN-221 for the treatment of acute exacerbations of asthma, we may seek to raise addition capital and/or enter into a collaboration and conduct a Phase 3 development program. We may also pursue potential partners and potential acquirers of license rights to our programs in markets outside the U.S. In addition, we continue to limit activities for the balance of our existing product development programs in order to focus on our prioritized product development programs. For each of these remaining product development programs, we plan to conduct development activities only to the extent deemed necessary to maintain our license rights or maximize its value while pursuing a variety of initiatives to monetize such programs.

Our eight non-prioritized product development programs consist of the following:

•

MN-001 for the treatment of bronchial asthma, for which we initiated a Phase 3 clinical program in the fourth quarter of 2006 that we subsequently terminated in the second quarter of 2007, and for which we developed prototypes of once-per-day oral dosing formulations;

•	MN-001 for the treatment of interstitial cystitis, for which we completed a Phase 2 clinical trial in the first quarter of 2007;

•	MN-029 for the treatment of solid tumors, for which we completed one Phase 1 clinical trial in the second quarter of 2006 and one Phase 1 clinical trial in the fourth quarter of 2007;

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

Avigen Transaction

On December 18, 2009, we acquired Avigen a biopharmaceutical company that focused on identifying and developing differentiated products to treat patients with serious disorders, whose potential product candidate is a microphage migration inhibitor and a glial attenuator for central nervous system, or CNS, disorders such as neuropathic pain, and opioid addiction and withdrawal and methamphetamine addiction. We continue to pursue discussions with potential partners to secure a strategic collaboration to advance clinical development of the combined development programs.

Absolute Merger, Inc., a wholly-owned subsidiary of ours, merged with and into Avigen. Under the terms of the merger, we issued approximately $29.4 million in secured convertible notes that matured on June 18, 2011, the 18-month anniversary of the closing of the merger. Holders of these convertible notes could convert their notes into our common stock at an initial conversion price of $6.80 per share through May 31, 2011. At the maturity of the convertible notes, the remaining holders would be paid the same per share amount as the Avigen shareholders that elected to receive cash at the merger closing plus accrued interest, approximately $1.19 per share. As part of the merger consideration, the former Avigen shareholders were also entitled to receive approximately $0.04 per share, which was paid in two increments in 2010, and rights under contingent payment rights, or CPR, issued as part of the merger consideration. In March 2011 we paid $0.02 per share to former Avigen shareholders related to the management transition plan CPR. All additional CPR expired on August 18, 2011 and no payments were made related to these CPR.

Our consolidated financial statements include Avigen’s operations following the completion of the Avigen merger. We accounted for the Avigen merger using the acquisition method of accounting. As a result, we recorded $4.8 million of IPR&D related to Avigen’s product candidate asset and $9.6 million of goodwill related to the excess purchase price over the assigned values of the net assets acquired. The goodwill was primarily a result of the conversion feature related to the convertible notes issued pursuant to the merger agreement. Our annual test date for IPR&D and goodwill impairment is December 31. During the year ended December 31, 2011 and through the date of this report, there were no triggering events, market conditions or other factors (such as adverse clinical trial results) that would indicate possible or actual impairment of IPR&D or goodwill. Since we operate under one reporting segment, goodwill impairment is assessed on our overall market capitalization. We did not record goodwill impairment during the year ended December 31, 2011 since at year-end the Company’s total market capitalization was in excess of the carrying value of its net assets. Based on our assessment of IPR&D using an income approach, we also did not record impairment of IPR&D during the year ended December 31, 2011.

Convertible Notes

At the closing of the Avigen merger, we and American Stock Transfer & Trust Company, LLC, as trustee, entered into an indenture. Under the terms of a separate trust agreement, or Trust Agreement, approximately $29.4 million, which represented the First Payment Consideration less approximately $6.0 million paid out to Avigen shareholders who elected cash payment and the initial principal amount of the convertible notes, or Convertible Notes, was deposited with a trust agent for the benefit of the holders and us.

Prior to the maturity of the convertible notes on June 18, 2011, holders of the Convertible Notes could submit irrevocable conversion notices instructing the trustee to convert such Convertible Notes into shares of our common stock at an initial conversion price of $6.80 per share. Following each conversion date we would issue the number of whole shares of common stock issuable upon conversion and the trustee would in turn release to us the respective amount of restricted cash to cover the stock issuance. For the year ended December 31, 2011, approximately $76,000, of Convertible Notes were converted into 11,246 shares of our common stock. All remaining Convertible Notes matured on June 18, 2011 and the principal was repaid in full.

Debt

On May 10, 2010, we entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance Corporation, or Oxford, under which we borrowed $15.0 million at a stated annual interest rate of 12.87%. The financing was used to satisfy working capital needs, including the continued clinical development of MN-221. Pursuant to the Loan Agreement, we issued to Oxford a warrant to purchase up to 198,020 shares of our common stock, par value $0.001 per share, at an exercise price of $6.06 per share. Based on a Black-Scholes valuation model, the relative fair value of the warrant was approximately $859,000. We accounted for the warrant as a component of stockholders’ equity as the agreement required settlement in shares and under no provision of the agreement were we required to settle the warrant in cash.

We accounted for the interest on the debt under the effective interest method wherein we treated the debt issuance costs paid directly to the lender and the relative fair value of the warrants issued to the lender as a discount on the debt (or a contra liability) and we treated the debt issuance costs paid to third parties as an asset. The amortization of the debt discount was recorded as interest expense and the amortization of the debt issuance costs paid to third parties was recorded as other expense in our consolidated statement of operations.

On April 1, 2011, we entered into an agreement with Oxford under which we made an early repayment of the loan in-full and wherein Oxford waived the prepayment penalty of approximately $437,000.

Reduction-in-Force

In January 2011, we had a reduction-in-force, or RIF, to reduce costs. We believe that we remain adequately staffed given our research and development focus and utilization of external resources.

Underwritten Firm Commitment Public Offering

On March 23, 2011, we consummated a firm-commitment underwritten public offering of 2,750,000 units at a price to the public of $3.00 per unit for gross proceeds of approximately $8.25 million. Each unit consists of one share of common stock, and a warrant to purchase one share of common stock. The shares of common stock and warrants are immediately separable and were issued separately. On March 24, 2011, the underwriter exercised 50,666 units of its 412,500 unit overallotment. The warrants are exercisable immediately upon issuance, have a five-year term and an exercise price of $3.56 per share. The warrants are indexed to our stock and do not permit net-cash settlement. On March 29, 2011, we received net proceeds of approximately $7.7 million, after underwriter discount and underwriter expenses and no warrants exercised. In accordance with the authoritative guidance, the warrants were classified as equity instruments as they contain no provision which may require cash settlement.

At-The-Market Issuance Sales Agreement

On May 5, 2011, we entered into an at-the-market (or ATM) issuance sales agreement, or sales agreement, with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we could issue and sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through MLV as our sales agent. The issuance and sale of these shares by us under the sales agreement, if any, would be subject to the effectiveness of our shelf registration statement on Form S-3 (File No. 333-163116), initially filed with the Securities and Exchange Commission on November 13, 2009.

Effective October 23, 2011, we terminated the ATM between us and MLV. No shares of common stock were issued under the ATM.

Lease Amendments

On July 6, 2011, we entered into a fifth amendment, or the Fifth Lease Amendment, of our lease agreement with 4350 La Jolla Village LLC, the Landlord. The Fifth Lease Amendment amends the Lease of our headquarters located at 4350 La Jolla Village Drive, Suite 950, San Diego, California, 92122, and extends the Lease term with respect to 5,089 square feet, from August 31, 2011 to May 31, 2012. The Fifth Lease Amendment provides that we will pay the Landlord a monthly base rent of $12,468 for the premises during the nine-month extension period. On March 19, 2012, we entered into a sixth amendment, the Sixth Lease Amendment, of our lease agreement with 4350 the Landlord. The Sixth Lease Amendment extends the lease term through February 28, 2013 and provides that we will pay the Landlord a monthly base rent of $12,672 for the premises during the final nine month period

Kissei Stock Purchase

On October 13, 2011, pursuant to a stock purchase agreement by and between us and Kissei Pharmaceutical Co., Ltd., or Kissei, Kissei purchased for $7.5 million (i) an aggregate of 800,000 shares of our common stock, par value $0.001 per share at a price of $2.50 per share, which approximated the fair value of our common stock at the time of the transaction, and (ii) 220,000 shares of our Series B Convertible Preferred Stock, par value $0.01 per share, at a price of $25.00 per share, which approximated the fair value of our preferred stock on an as converted basis at the time of the transaction. Each share of the Series B Preferred Stock is convertible into 10 shares of Common Stock. The Purchase Agreement contained customary representations, warranties and covenants and a standstill agreement from Kissei that terminates if Kissei beneficially owned less than three percent of our outstanding voting stock.

Kissei Services Agreement

On October 13, 2011, we entered into an agreement with Kissei to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, we will be responsible for all costs to be incurred in the performance of these services which are expected to be completed in 2012 and 2013. We assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, research and development services. As such, we will recognize as revenue the $2.5 million payment as the research and development services are performed. The amount received from Kissei is recorded on the balance sheet at December 31, 2011 as deferred revenue. As of December 31, 2011, we have not recorded any revenue in 2011 relating to this agreement.

Revenues and Cost of Revenues

We recognized no revenues for each of the years in the three-year period ended December 31, 2011. We have not generated any revenues from licensing, milestones or product sales to date. Our revenues to date have been generated from providing development management services under master service agreements with Asahi

Kasei Pharma Corporation and Argenes, Inc., pursuant to which we billed consulting fees and our pass-through clinical contract costs. The primary costs associated with our revenue were the clinical contract costs we incurred and passed-through to our customers. Our agreement with Asahi Kasei Pharma Corporation has been completed, and we terminated our agreement with Argenes, Inc., and we will not generate any further revenue from these agreements.

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

The following table summarizes our research and development expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Unallocated” category (in thousands):

Product Candidate	Disease/Indication	Year ended December 31,
		2011	2010	2009
MN-221	Acute exacerbations of asthma and COPD	$5,677	$7,304	$8,419
MN-166	Multiple sclerosis/other CNS disorders	804	885	635
MN-001	Bronchial asthma and Interstitial cystitis	93	49	64
MN-001	Interstitial cystitis	33	49	27
MN-029	Solid tumors	97	106	86
MN-305	Generalized anxiety disorder/Insomnia	1	9	(1)
MN-221	Preterm labor	5	7	1
MN-246	Urinary incontinence	3	(16)	15
MN-447	Thrombotic disorders	41	18	—
MN-462	Thrombotic disorders	—	—	—
Unallocated		1,031	1,300	1,627

Total research and development		$7,785	$9,711	$10,873

In 2007 we decided to focus our resources on the development of our two prioritized product development programs, MN-221 for the treatment of acute exacerbations of asthma and MN-166 for the treatment of MS. In the third quarter of 2009, we decided to expand the development program for MN-221 to evaluate MN-221 for the treatment of COPD exacerbations. In the second quarter of 2008 we completed the Phase 2 clinical trial of MN-166 ibudilast for the treatment of MS and in December 2009. We continue to pursue discussions with potential partners, including government funding agencies, to secure a strategic collaboration. As such, we do not plan to undertake any further significant clinical development of MN-166 until such time that we secure a strategic collaboration to advance the combined ibudilast-based development program. We do expect our research and development expenses to increase in connection with clinical trials primarily related to MN-221 for the treatment of acute exacerbations of asthma and COPD exacerbations, and any other development activities that it may initiate.

While on March 21, 2012 we announced completion of the 176 patient enrollment of the Phase 2 MN-221-CL-007 clinical trial with expected trial results in the second quarter of 2012, due to the risks inherent in clinical trials, we are unable to estimate the acceptability or unacceptability of these results.

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

Debt Related Charge

On May 10, 2010, we entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance Corporation, or Oxford, under which we borrowed $15.0 million. The Oxford loan had an original maturity of August 1, 2013. To preserve cash by eliminating future interest payments, on April 1, 2011 we entered into an agreement with Oxford under which we made an early repayment of the loan in-full and wherein Oxford waived the prepayment penalty of approximately $437,000. In recording the loan repayment, we wrote off the unamortized debt discount and debt issuance costs related to the loan, which resulted in a write-off of approximately $0.5 million recorded in our statement of operations as interest expense.

Investment Securities

Our investment securities have consisted of auction rate securities, or ARS, which principally represented insurance notes and portfolios of securities (primarily commercial paper), and had AAA ratings at the time of purchase. We have not held investment securities since July, 2010. We designated our investment securities portfolio as trading investment securities, and any change in the fair value of our investment securities was recorded as either a gain or an impairment charge in our consolidated statement of operations.

In 2008, we received the right to sell to UBS, the brokerage firm through which we purchased the majority of our investment securities, the ARS held in accounts with UBS at par value at any time during the period beginning June 30, 2010 and ending July 2, 2012 (the ARS Put). Concurrently, UBS also provided to us a no net cost loan program (the ARS Loan) whereby we could borrow up to 75 percent of the market value of our ARS that had been pledged as collateral at an interest cost that would not exceed the interest being paid on the underlying ARS investments. We valued the ARS on a Level 3 basis, as defined by ASC 820, using a discounted cash flow valuation model with subsequent increase or decrease in their fair value recorded as either a gain or an impairment charge, respectively, in our consolidated statement of operations.

We exercised our ARS Put on June 30, 2010, and in July 2010 the UBS ARS were redeemed at par value and the associated ARS Loan was repaid, resulting in a net gain of approximately $138,000 recorded in our consolidated statement of operations as other income.

Foreign Exchange Gain/Loss

To date, we have conducted most of our clinical trials in the U.S. However, we have had clinical sites located in Europe, Australia and New Zealand in which certain related invoices were denominated in local currencies, and, we currently have certain vendors from whom we receive invoices denominated in Japanese Yen and in British Pound. We do not hedge our foreign exchange exposure. Foreign exchange gain/loss is based on the difference between the exchange rate at the transaction date and the exchange rate at the settlement date, or the balance sheet date if the transaction has not yet been settled.

Other Expense

Other expense primarily consists of accretion related to the Convertible Notes and the amortization of debt issuance costs paid to third parties.

Interest Expense

Interest expense consists of interest charged on our ARS Loan, interest charged on our long-term debt based on the effective interest method and amortization of debt discount.

Other Income

Other income primarily consists of interest earned on our cash, cash equivalents and investments.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities. We review our estimates on an ongoing basis, including those related to our significant accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our most critical accounting estimates include our recognition of research and development expenses, which impacts operating expenses and accrued liabilities, and stock-based compensation, which impacts operating expenses. We review our estimates and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that the following accounting policies are critical to the judgments and estimates used in preparation of our consolidated financial statements.

Research and Development Expenses

Research and development expenses consist of costs incurred to further our research and development activities and include salaries and related employee benefits, costs associated with clinical trials, costs associated with non-clinical activities such as regulatory activities, research-related overhead expenses and fees paid to external service providers who conduct certain research and development activities on our behalf. We use external service providers and vendors to conduct clinical trials, to manufacture product candidates to be used in clinical trials and to provide various other products and services related to our product development programs. Research and development expenses also include fees for licensed technology for which technological feasibility has not been established and there are no alternative uses. Research and development costs are expensed as incurred or accrued based on certain contractual factors such as for estimates of work performed, milestones achieved, patient enrollment and experience with similar contracts. As actual costs become known, accruals are adjusted. To date, our estimates have not differed significantly from the actual costs incurred.

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

Goodwill and Purchased Intangibles

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets of acquired businesses. The allocation of purchase price for acquisitions require extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets as a portion of the purchase price can only be allocated to goodwill in a business combination. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets that have finite useful lives require the use of estimates and the exercise of judgment. These judgments can significantly affect our net operating results. As of December 31, 2011 and 2010, we had goodwill and IPR&D recorded of $9.6 million and $4.8 million, respectively.

Our annual test date for goodwill and purchased intangibles impairment is December 31 or more frequently if we believe indicators of impairment are present. We periodically re-evaluate the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of our long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flows in future periods as well as the strategic significance of any intangible assets in our business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.

Fair Value Measurements

We are required to measure certain assets and liabilities at fair value, either upon initial measurement or for subsequent accounting or reporting. We use fair value extensively in the initial measurement of net assets acquired in a business combination and when accounting for and reporting on investment securities and certain financial instruments or assets. We estimate fair value using an exit price approach, which requires, among other things, that we determine the price that would be received to sell an asset or paid to transfer a liability in an orderly market of market participants, considering the highest and best use of assets and, for liabilities, assuming the risk of non-performance will be the same before and after the transfer. Many, but not all, of our financial instruments are carried at fair value. In addition, as required under accounting rules for business combinations, the assets acquired and liabilities assumed in the Avigen transaction on December 18, 2009 have been recorded at their estimated fair values as of the acquisition date. For information on fair value for our financial instruments, see Notes to Consolidated Financial Statements—Note 3. Fair Value Measurements—Other Than Intangibles and Goodwill.

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board, or FASB, issued updated guidance to simplify how entities test for goodwill impairment. The updated guidance permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, the updated guidance eliminates the requirement to perform further goodwill impairment testing. This new guidance is effective for fiscal years beginning after December 15, 2011 and becomes effective for us in the first quarter of fiscal year 2012. We do not expect the adoption to have a material impact on our financial position or results of operations.

In June 2011, the FASB issued a guidance related to the Presentation of Comprehensive Income. The guidance requires an entity to present items of net income and other comprehensive income, or OCI, and total comprehensive income either in a single continuous statement of comprehensive income or two separate but continuous statements. We will no longer be allowed to present OCI in the statement of stockholders’ equity. Earnings per share would continue to be based on net income. Although existing guidance related to items that must be presented in OCI has not changed, companies will be required to display reclassification adjustments for each component of OCI in both net income and OCI. Also, companies will need to present the components of other comprehensive income in their interim and annual financial statements. This guidance is required to be implemented retrospectively during interim and annual periods beginning after December 15, 2011 and becomes effective for us in the first quarter of fiscal year 2012. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued updated guidance related to Fair Value Measurements and Disclosures that clarified and amended the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The FASB also clarified the intent of existing fair value measurement requirements. The new and revised disclosures are required to be implemented prospectively during interim and annual periods beginning after December 15, 2011 and become effective for us in the first quarter of fiscal year 2012. Early adoption is not permitted. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

Results of Operations

Comparison of the Years ended December 31, 2011 and 2010

Revenues

There were no revenues for the years ended December 31, 2011 or December 31, 2010.

Research and Development

Research and development expenses for the year ended December 31, 2011 were approximately $7.8 million, a decrease of approximately $1.9 million compared to approximately $9.7 million for the year ended December 31, 2010. This decrease was due primarily to a decrease in spending of approximately $1.6 million on our prioritized asset MN-221 for the treatment of acute exacerbations of asthma. We had an additional decrease of approximately $0.3 million in unallocated R&D expenses primarily due to a reduction in research and development headcount.

General and Administrative

General and administrative expenses were approximately $8.3 million for the year ended December 31, 2011, an increase of approximately $0.1 million compared to approximately $8.2 million for the year ended December 31, 2010. This increase in general and administrative expenses was the result of higher severance, consulting and legal fees partially offset by a reduction in compensation and stock based compensation expenses related to a reduced general and administrative headcount.

Impairment Charge, net, on Investment Securities and ARS Put

The net impairment charge for the year ended December 31, 2010 of $0.8 million was the result of writing down the fair market value of our investment securities still held to liquidation value as we planned to sell investment securities in fourth quarter of 2010, offset by the gain recorded on the redemption of the UBS ARS and ARS Put. There was no impairment charge or gain on investment securities for the year ended December 31, 2011.

Other Expense

Other expense for the year ended December 31, 2011 was approximately $0.1 million, as compared to approximately $0.2 million for the year ended December 31, 2010. The decrease in other expenses relates to accretion on the Convertible Notes and amortization of debt issuance costs paid to third parties. Other expense was lower in 2011 as we held no debt or convertible notes in the second half of the year.

Interest Expense

Interest expense consists of interest charged on our long-term debt, write off of unamortized debt discount and debt issuance costs, and interest charged on the ARS Loan which was repaid in the third quarter of 2010. Interest expense for the year ended December 31, 2011 was approximately $1.6 million, as compared to approximately $1.8 million for the year ended December 31, 2010. The decrease in interest expense was due to the retirement of our debt in 2011 partially offset by a lump-sum payment of deferred interest in 2011 upon repayment of our debt with Oxford in April of approximately $0.5 million and a write off of unamortized debt discount and debt issuance costs in April of approximately $0.5 million.

Other Income

Other income for the year ended December 31, 2011 was approximately $0.1 million, as compared to approximately $0.4 million for the year ended December 31, 2010. The decrease is due to lower yields earned on invested balances as we converted higher yielding investment securities into cash and cash equivalents during 2010. Our investment balances are currently held in money market accounts and funds to preserve liquidity and principal.

Comparison of the Years ended December 31, 2010 and 2009

Revenues

There were no revenues for the years ended December 31, 2010 or December 31, 2009.

Research and Development

Research and development expenses for the year ended December 31, 2010 were approximately $9.7 million, a decrease of approximately $1.2 million compared to approximately $10.9 million for the year ended December 31, 2009. This decrease in research and development expenses was due to a decrease of approximately $1.1 million in spending on our prioritized asset MN-221 for the treatment of acute exacerbations of asthma, primarily due to the completion of the clinical trial evaluating MN-221 at planned escalating doses in patients with severe acute exacerbations of asthma treated in emergency departments in 2009, a decrease of approximately $0.3 million primarily in unallocated R&D expenses due to a reduction in R&D headcount and a reduction in intellectual property legal costs related to the overall review of our patent portfolio, offset by an increase in spending of approximately $0.2 million primarily to complete the clinical trial, principally funded by the National Institute in Drug Addiction, in our other prioritized asset MN-166 ibudilast for the treatment of opioid withdrawal.

General and Administrative

General and administrative expenses were approximately $8.2 million for the year ended December 31, 2010, a decrease of approximately $2.2 million compared to approximately $10.4 million for the year ended December 31, 2009. This decrease in general and administrative expenses was the result of a approximately $1.6 million decrease in professional fees incurred due to the completion of the Avigen transaction in 2009, a decrease of approximately $0.7 million due to the absence of bonus accruals in 2010 for company management, offset by an increase of approximately $0.1 million in other expenses.

Impairment Charge/Gain, net, on Investment Securities and ARS Put

Net impairment charge on investment securities for the year ended December 31, 2010 was approximately $0.8 million, as compared to a net gain on investment securities of approximately $0.3 million for year ended December 31, 2009. The net impairment charge in 2010 was a result of writing down the fair market value of our investment securities still held to liquidation value as we planned to sell investment securities in fourth quarter of 2010, offset by the gain recorded on the redemption of the UBS ARS and ARS Put. In 2009, all investment securities had been valued based on a discounted cash flow model employing liquidity discounts, which resulted in a net gain.

Other Expense

Other expense for the year ended December 31, 2010 was approximately $0.2 million, as compared to approximately $14,000 for the year ended December 31, 2009. The increase in other expense relates to 2010 accretion on the Convertible Notes and amortization of debt issuance costs paid to third parties. We did not have long-term debt in 2009.

Interest Expense

Interest expense for the year ended December 31, 2010 was approximately $1.8 million, as compared to approximately $0.2 million for the year ended December 31, 2009. The increase in interest expense was due to the interest charged on the long-term debt using the effective interest method, offset by a decrease in the amount of interest charged on the ARS Loan as the ARS Loan was repaid in July 2010. In 2009 interest expense was only comprised of interest charged on the ARS Loan.

Other Income

Other income for the year ended December 31, 2010 was approximately $0.4 million, as compared to approximately $0.8 million for the year ended December 31, 2009. The decrease is due to a decrease in interest income due to a lower yield earned on invested balances as we converted higher yielding investment securities into cash, which were invested in money market funds to preserve liquidity and principal.

Liquidity and Capital Resources

We incurred losses of $17.7 million, $20.2 million and $20.4 million for the years ended December 31, 2011, 2010, and 2009 respectively. We have an accumulated deficit of $285.3 million as of December 31, 2011. Additionally, we have used net cash of $13.3 million, $17.7 million and $17.0 million to fund our operating activities for the years ended December 31, 2011, 2010, and 2009, respectively. To date, these operating losses have been funded primarily through the private placement of our equity securities, the public sale of our common stock, long-term debt, clinical development agreements with partners and the exercise of founders’ warrants, net of treasury stock repurchases.

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

On October 13, 2011, pursuant to a stock purchase agreement by and between us and Kissei Pharmaceutical Co., Ltd., or Kissei, Kissei purchased (i) an aggregate of 800,000 shares of our common stock, par value $0.001 per share at a price of $2.50 per share, and (ii) 220,000 shares of our Series B Convertible Preferred Stock, par value $0.01 per share, at a price of $25.00 per share. In October we received gross proceeds of approximately $7.5 million related to this Purchase Agreement.

On October 13, 2011, we entered into an agreement with Kissei to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. We will be responsible for all costs to be incurred in the performance of these services which are expected to be completed in 2012 and 2013. We assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, research and development services. As such, we will recognize as revenue the $2.5 million payment as the research and development services are performed. The amount received from Kissei is recorded on the balance sheet at December 31, 2011 as deferred revenue. As of December 31, 2011, we have not recorded any revenue in 2011 relating to this agreement.

Our current cash and cash equivalents are our principal source of liquidity. We expect to utilize our cash and cash equivalents to fund our operations, including research and development of our product development candidates and clinical trials. It is our belief that we have sufficient cash to fund our operations through at least December 31, 2012. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have had, and will continue to have an ongoing need to raise additional cash from outside sources to fund our operations including the activities required to bring our future products to market. We have an established history of raising capital through equity and debt, and management plans to continue financing operations with equity issuances, debt arrangements or a combination thereof. If adequate funds are not available, we might be required to delay, reduce the scope of or terminate one or more of our product development programs and/or implement other operating cost reductions, any of which could result in the termination of license rights related to any of our product candidates.

Other Significant Cash and Contractual Obligations

The following summarizes our scheduled long-term contractual obligations that may affect our future liquidity as of December 31, 2011 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$359	$233	$126	$—	$—
License obligations(1)	—	—	—	—	—

Total(2)	$359	$233	$126	$—	$—

(1)	Under the license agreements for our product candidates, we may be required to make future payments based upon the occurrence of certain milestones related to clinical development, regulatory or commercial events. We will also be required to pay royalties on any net sales of the licensed products, if any are approved by the FDA or foreign regulatory authorities for commercial sale. These milestone payments and royalty payments under our license agreements are not included in the table above because we cannot determine when, or if, the related milestones will be achieved or the events triggering the commencement of payment obligations will occur at present.

(2)	We also enter into agreements with third parties to conduct our clinical trials, manufacture our product candidates, perform data collection and analysis and other services in connection with our product development programs. Our payment obligations under these agreements depend upon the progress of our product development programs. Therefore, we are unable at this time to estimate with certainty the future costs we will incur under these agreements.

Off-Balance Sheet Arrangements

At December 31, 2011, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

Cash and cash equivalents as of December 31, 2011 were approximately $15.1 million and were primarily invested in money market interest bearing accounts and money market funds. A hypothetical 10% adverse change in the average interest rate on our money market cash investments and short-term investments would have had no material effect on net income for the year ended December 31, 2011.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

MediciNova, Inc.

We have audited the accompanying consolidated balance sheet of MediciNova, Inc. (a development stage company) as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended, and for the period from September 26, 2000 (inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 2010, and for the period January 1, 2009 through December 31, 2010, were audited by other auditors whose report dated March 31, 2011 expressed an unqualified opinion on those statements. The financial statements for the period January 1, 2009 through December 31, 2010 includes total net loss of $40.6 million. Our opinion on the statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the period September 26, 2000 (inception) through December 31, 2011, insofar as it relates to amounts for the period January 1, 2009 through December 31, 2010, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MediciNova, Inc., (a development stage company) at December 31, 2011, and the consolidated results of its operations and its cash flows for the year then ended and the period from September 26, 2000 (inception) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MediciNova’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MediciNova, Inc.

We have audited the accompanying consolidated balance sheets of MediciNova, Inc. and subsidiaries (a development stage company) (the Company) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MediciNova, Inc. and subsidiaries (a development stage company) as of December 31, 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Diego, California

March 31, 2011

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$15,093,124	$28,252,204
Restricted cash	—	28,688,892
Restricted investment	—	623,751
Restricted letter of credit	—	47
Prepaid expenses and other current assets	614,540	779,103

Total current assets	15,707,664	58,343,997
Goodwill	9,600,241	9,600,241
In-process research and development	4,800,000	4,800,000
Investment in China Joint Venture	650,000	—
Property and equipment, net	29,425	65,209
Other assets	—	124,722

Total assets	$30,787,330	$72,934,169

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$718,882	$1,099,625
Management transition plan liability	—	623,751
Current portion of long-term debt	—	4,951,610
Convertible notes	—	28,626,296
Escrow holdback	—	47
Accrued expenses	1,509,325	1,133,273
Income taxes payable	6,490	6,847
Accrued compensation and related expenses	599,087	348,755
Current deferred revenue	863,510	—

Total current liabilities	3,697,294	36,790,204
Deferred tax liability	1,956,000	1,956,000
Long-term debt, less current portion	—	9,483,605
Long-term deferred revenue	1,636,490	—

Total liabilities	7,289,784	48,229,809
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 500,000 shares authorized at December 31, 2011 and December 31, 2010; 220,000 shares issued at December 31, 2011 and no shares outstanding at December 31, 2010	2,200	—
Common stock, $0.001 par value; 30,000,000 shares authorized at December 31, 2011 and December 31, 2010; 16,127,615 and 12,482,867 shares issued at December 31, 2011 and December 31, 2010, respectively, and 16,088,015 and 12,439,132 shares outstanding at December 31, 2011 and December 31, 2010, respectively	16,128	12,484
Additional paid-in capital	309,998,251	293,483,920
Accumulated other comprehensive loss	(56,845)	(55,702)
Treasury stock, at cost; 39,600 shares at December 31, 2011 and 43,735 shares at December 31, 2010	(1,189,705)	(1,197,935)
Deficit accumulated during the development stage	(285,272,483)	(267,538,407)

Total stockholders’ equity	23,497,546	24,704,360

Total liabilities and stockholders’ equity	$30,787,330	$72,934,169

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,			Period from September 26, 2000 (inception) to December 31, 2011
	2011	2010	2009
Revenues	$—	$—	$—	$1,558,227
Operating expenses:
Cost of revenues	—	—	—	1,258,421
Research and development	7,784,719	9,710,977	10,873,169	162,041,563
General and administrative	8,323,715	8,171,811	10,366,291	105,522,524

Total operating expenses	16,108,434	17,882,788	21,239,460	268,822,508

Operating loss	(16,108,434)	(17,882,788)	(21,239,460)	(267,264,281)
(Impairment charge)/gain, net on investment securities and ARS put	—	(785,478)	310,250	(1,735,212)
Other expense	(81,292)	(176,552)	(13,622)	(359,625)
Interest expense	(1,595,093)	(1,768,354)	(242,371)	(3,605,818)
Other income	62,316	438,542	823,320	19,120,392

Loss before income taxes	(17,722,503)	(20,174,630)	(20,361,883)	(253,844,544)
Income tax expense	(11,573)	(12,678)	(7,007)	(64,817)

Net loss	(17,734,076)	(20,187,308)	(20,368,890)	(253,909,361)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	(98,445)
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	—	—	—	(31,264,677)

Net loss applicable to common stockholders	$(17,734,076)	$(20,187,308)	$(20,368,890)	$(285,272,483)

Basic and diluted net loss per common share	$(1.20)	$(1.63)	$(1.68)

Shares used to compute basic and diluted net loss per share	14,813,156	12,410,576	12,105,835

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred compensation	Accumulated other comprehensive loss	Treasury stock	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Issuance of common stock for cash to founders at $1.00 per share in September	—	$—	50,000	$50	$49,950	$—	$—	$—	$—	$50,000
Issuance of Series A convertible preferred stock at $10 per share in October	500,000	5,000	—	—	4,995,000	—	—	—	—	5,000,000
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(201,325)	(201,325)

Balance at December 31, 2000	500,000	5,000	50,000	50	5,044,950	—	—	—	(201,325)	4,848,675
Issuance of Series A convertible preferred stock at $10 per share in August	500,000	5,000	—	—	4,995,000	—	—	—	—	5,000,000
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(1,794,734)	(1,794,734)

Balance at December 31, 2001	1,000,000	10,000	50,000	50	10,039,950	—	—	—	(1,996,059)	8,053,941
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(6,931,476)	(6,931,476)

Balance at December 31, 2002	1,000,000	10,000	50,000	50	10,039,950	—	—	—	(8,927,535)	1,122,465
Issuance of Series B convertible preferred stock at $100 per share, net of issuance costs of $1,093,453, in March, April, May and December	107,500	1,075	—	—	9,655,472	—	—	—	—	9,656,547
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(6,209,130)	(6,209,130)

Balance at December 31, 2003	1,107,500	11,075	50,000	50	19,695,422	—	—	—	(15,136,665)	4,569,882
Issuance of Series B convertible preferred stock at $100 per share, net of issuance costs of $1,208,896, in January, February, March, April and May	183,650	1,837	—	—	17,154,267	—	—	—	—	17,156,104
Stock-based compensation related to founders’ warrants	—	—	—	—	34,069,916	—	—	—	—	34,069,916
Deferred employee stock-based compensation	—	—	—	—	1,419,300	(1,419,300)	—	—	—	—
Amortization of deferred employee stock-based	—	—	—	—	—	224,579	—	—	—	224,579
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	—	—	—	—	31,264,677	—	—	—	(31,264,677)	—
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(78,756)	(78,756)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(48,272,603)	(48,272,603)

Balance at December 31, 2004	1,291,150	12,912	50,000	50	103,603,582	(1,194,721)	—	—	(94,752,701)	7,669,122

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS—(Continued)

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred compensation	Accumulated other comprehensive loss	Treasury stock	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Issuance of common stock in initial public offering at $38.80 per share in February	—	—	3,000,000	3,000	104,483,895	—	—	—	—	104,486,895
Issuance of common stock upon partial exercise of over-allotment option at $38.80 per share in March	—	—	157,300	157	5,557,616	—	—	—	—	5,557,773
Issuance costs for registration statement filed on behalf of restricted stockholders	—	—	—	—	(165,476)	—	—	—	—	(165,476)
Conversion of redeemable convertible preferred stock into common stock in February	—	—	2,766,785	2,767	43,499,998	—	—	—	—	43,502,765
Conversion of convertible preferred stock into common stock in February	(1,291,150)	(12,912)	3,911,500	3,911	9,001	—	—	—	—	—
Stock-based compensation related to acceleration of option vesting upon employee termination and subsequent reissuance of a fully vested option	—	—	—	—	127,875	—	—	—	—	127,875
Amortization of deferred employee stock-based compensation, net of cancelations	—	—	—	—	—	311,282	—	—	—	311,282
Cancelation of stock options issued to employees and related deferred compensation	—	—	—	—	(84,000)	84,000	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(19,689)	(19,689)
Purchase of treasury stock at $11.10 per share in December	—	—	—	—	—	—	—	(55,445)	—	(55,445)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(25,692,135)	(25,692,135)
Accumulated other comprehensive loss	—	—	—	—	—	—	(15,188)	—	—	(15,188)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(25,707,323)

Balance at December 31, 2005	—	—	9,885,585	9,885	257,032,491	(799,439)	(15,188)	(55,445)	(120,464,525)	135,707,779

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS—(Continued)

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred compensation	Accumulated other comprehensive loss	Treasury stock	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Cashless warrant exercises of 260,000 in February, April and August	—	—	260,000	260	(260)	—	—	—	—	—
Warrant exercises of 275,000 shares at $1.00 per share in March and August	—	—	275,000	275	274,725	—	—	—	—	275,000
Write off balance of deferred employee stock-based compensation as of 12/31/05	—	—	—	—	(799,439)	799,439	—	—	—	—
Option exercises of 1,400 shares at $10.00 per share in May and August	—	—	1,400	2	13,998	—	—	—	—	14,000
Amortization of deferred employee stock-based compensation	—	—	—	—	2,090,182	—	—	—	—	2,090,182
Purchase of treasury stock from $10.30—$13.10 per share in February, March, May, June, July, September and October	—	—	—	—	—	—	—	(1,382,425)	—	(1,382,425)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(35,689,611)	(35,689,611)
Accumulated other comprehensive loss	—	—	—	—	—	—	(34,017)	—	—	(34,017)

Total Comprehensive loss	—	—	—	—	—	—	—	—	—	(35,723,628)

Balance at December 31, 2006	—	—	10,421,985	10,422	258,611,697	—	(49,205)	(1,437,870)	(156,154,136)	100,980,908
Cashless warrant exercises of 650,047 in January and September	—	—	650,047	650	(650)	—	—	—	—	—
Issuance of common stock in a public offering at $12.00 per share in February	—	—	1,000,000	1,000	10,638,600	—	—	—	—	10,639,600
Employee stock-based compensation	—	—	—		3,939,416	—	—	—	—	3,939,416
Issuance of shares under an employee stock purchase plan at $6.72	—	—	—	—	—	—	—	33,782	—	33,782
Comprehensive loss:
Net loss	—	—	(5)	—	—	—	—	—	(48,903,244)	(48,903,244)
Accumulated other comprehensive loss	—	—	—	—	—	—	(82,261)	—	—	(82,261)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(48,985,505)

Balance at December 31, 2007	—	—	12,072,027	12,072	273,189,063	—	(131,466)	(1,404,088)	(205,057,380)	66,608,201

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS—(Continued)

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred compensation	Accumulated other comprehensive loss	Treasury stock	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Employee stock-based compensation	—	—	—	—	3,172,712	—	—	—	—	3,172,712
Issuance of shares under an employee stock purchase plan at $2.33 average	—	—	—	—	—	—	—	86,726	—	86,726
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(21,924,829)	(21,924,829)
Accumulated other comprehensive income	—	—	—	—	—	—	101,722	—	—	101,722

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(21,823,107)

Balance at December 31, 2008	—	—	12,072,027	12,072	276,361,775	—	(29,744)	(1,317,362)	(226,982,209)	48,044,532
Employee stock-based compensation	—	—	—	—	2,371,636	—	—	—	—	2,371,636
Option exercises	—	—	100,483	98	406,259	—	—	—	—	406,357
Fair value of redemption feature of Avigen purchase	—	—	—	—	9,513,042	—	—	—	—	9,513,042
Issuance of shares under an employee stock purchase plan at $2.21 average	—	—	—	—	—	—	—	81,967	—	81,967
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(20,368,890)	(20,368,890)
Accumulated other comprehensive loss	—	—	—	—	—	—	(35,170)	—	—	(35,170)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(20,404,060)

Balance at December 31, 2009	—	—	12,172,510	12,170	288,652,712	—	(64,914)	(1,235,395)	(247,351,099)	40,013,474
Employee stock-based compensation	—	—	—	—	2,000,935	—	—	—	—	2,000,935
Option exercises	—	—	44,948	49	166,550	—	—	—	—	166,599
Issuance of shares for Convertible Notes	—	—	265,409	265	1,804,515	—	—	—	—	1,804,780
Fair value of warrant issued in conjunction with Loan Agreement	—	—	—	—	859,208	—	—	—	—	859,208
Issuance of shares under an employee stock purchase plan at $6.56 average	—	—	—	—	—	—	—	37,460	—	37,460
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(20,187,308)	(20,187,308)
Accumulated other comprehensive income	—	—	—	—	—	—	9,212	—	—	9,212

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(20,178,096)

Balance at December 31, 2010	—	—	12,482,867	12,484	293,483,920	—	(55,702)	(1,197,935)	(267,538,407)	24,704,360
Employee stock-based compensation	—	—	—	—	1,372,748	—	—	—	—	1,372,748
Option exercises	—	—	32,836	31	76,232	—	—	—	—	76,263
Issuance of shares for Convertible Notes	—	—	11,246	12	76,461	—	—	—	—	76,473
Issuance of shares under an employee stock purchase plan	—	—	—	—	—	—	—	8,230	—	8,230

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS—(Continued)

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred compensation	Accumulated other comprehensive loss	Treasury stock	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Issuance of units in a public offering at $3.00 per unit net of issuance costs of $715,112, each unit consisting of one share of common stock and one warrant to purchase one share of common stock.	—	—	2,800,666	2,801	7,684,085	—	—	—	—	7,686,886
Issuance of series B convertible preferred stock at $25 per share, net of issuance costs of $144,146	220,000	2,200	—	—	5,353,654	—	—	—	—	5,355,854
Issuance of common stock at $2.50 per share, net of issuance costs of $48,049	—	—	800,000	800	1,951,151	—	—	—	—	1,951,951
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(17,734,076)	(17,734,076)
Accumulated other comprehensive loss	—	—	—	—	—	—	(1,143)	—	—	(1,143)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(17,735,219)

Balance at December 31, 2011	220,000	$2,200	16,127,615	$16,128	$309,998,251	$—	$(56,845)	$(1,189,705)	$(285,272,483)	$23,497,546

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,				Period from September 26, 2000 (inception) to December 31, 2011
	2011		2010	2009
Operating activities:
Net loss		$(17,734,076)	$(20,187,308)	$(20,368,890)	$(253,909,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation		1,372,748	2,000,935	2,371,636	49,681,281
Depreciation and amortization		41,869	108,257	219,202	1,945,424
Amortization of premium/discount on investment securities, convertible debt, debt discount and issuance costs		752,124	624,931	—	(1,099,365)
Impairment charge/(gain), net on investment securities and ARS Put		—	785,478	(310,250)	1,735,212
(Gain)/loss on disposal of assets		—	(1,360)	11,997	10,637
Impairment of sublease		—	—	—	35,259
Changes in operating assets and liabilities:
Prepaid expenses and other assets		164,563	90,546	(114,383)	(577,591)
Accounts payable, income tax payable, accrued expenses and deferred rent		(656,196)	(327,352)	890,854	1,321,542
Accrued compensation and related expenses		250,333	(798,205)	285,672	502,947
Restricted assets		(17)	5,999	—	5,982
Deferred revenue		2,500,000	—	—	2,500,000

Net cash used in operating activities		(13,308,652)	(17,698,079)	(17,014,162)	(197,848,033)

Investing activities:
Cash paid for acquired business, net of acquired cash		—	(458,036)	(2,371,749)	(2,829,785)
Purchases of investment securities		—	—	—	(377,205,766)
Maturities or sales of investment securities		—	28,111,943	1,252,846	377,918,240
Acquisition of property and equipment		(6,085)	(18,559)	(16,447)	(2,277,590)
Proceeds from sales of property and equipment		—	—	—	256,845

Net cash provided by / (used in) investing activities		(6,085)	27,635,348	(1,135,350)	(4,138,056)

Financing activities:
Proceeds from issuance of units, net of issuance costs		9,715,100	166,599	406,357	131,178,622
Proceeds from issuance of convertible preferred stock, net of issuance costs		5,355,854	—	—	85,572,825
Proceeds from ARS loan		—	—	17,605,485	17,605,485
Net proceeds from debt		—	14,670,000	—	14,670,000
Proceeds from conversion of convertible notes		76,473	1,804,780	—	1,881,253
Purchase of treasury stock, net of employee stock purchases		8,230	37,460	81,967	(1,223,487)
Repayment of debt		(15,000,000)	—	—	(15,000,000)
Repayment of ARS loan		—	(17,605,485)	—	(17,605,485)

Net cash (used in) / provided by financing activities		155,657	(926,646)	18,093,809	217,079,213

Net increase / (decrease) in cash and cash equivalents		(13,159,080)	9,010,623	(55,703)	15,093,124
Cash and cash equivalents, beginning of period		28,252,204	19,241,581	19,297,284	—

Cash and cash equivalents, end of period		$15,093,124	$28,252,204	$19,241,581	$15,093,124

Supplemental disclosure of investing activities and financing activities:
China joint venture investment		$650,000	$—	$—	$650,000

Issuance of warrants		$2,882,258	$—	$—	$2,882,258

Conversion of convertible preferred stock into common stock upon initial public offering		$—	$—	$—	$43,515,677

Restricted assets, cash unrestricted upon conversion of convertible notes		$76,473	$1,805,342	$—	$1,881,815

Supplemental disclosures of cash flow information:
Income taxes paid		$12,010	$12,678	$9,434	$58,650

Interest paid		$1,088,926	$1,163,053	$235,364	$2,487,343

Supplemental disclosure of investing activities related to business acquisition:
Fair value of assets acquired (sold)	$		$(458,036)	$36,687,706	$36,229,670
Liabilities assumed		$—	$—	$(1,008,687)	$(1,008,687)
Deferred tax liability		$—	$—	$(1,956,000)	$(1,956,000)
Fair value of total merger consideration (Note 2)		$—	$—	$(42,865,224)	$(42,865,224)

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

(a development stage company)

Notes to Consolidated Financial Statements

1. The Company, Basis of Presentation and Summary of Significant Accounting Policies

The Company

We were incorporated in the state of Delaware in September 2000. We are a development stage biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of serious diseases with unmet medical needs with a specific focus on the U.S. market. Through strategic alliances primarily with Japanese pharmaceutical companies, we hold rights to a diversified portfolio of clinical and preclinical product candidates which we believe provide significant commercial opportunity for the Company.

We incurred losses of $17.7 million, $20.2 million and $20.4 million for the years ended December 31, 2011, 2010, and 2009 respectively. We have an accumulated deficit of $285.3 million as of December 31, 2011. Additionally, we have used net cash of $13.3 million, $17.7 million and $17.0 million to fund our operating activities for the years ended December 31, 2011, 2010, and 2009, respectively. To date, these operating losses have been funded primarily through the private placement of our equity securities, the public sale of our common stock, long-term debt and the exercise of founders’ warrants, net of treasury stock repurchases.

As a development stage company, we have consumed substantial amounts of capital since our inception. We do not have material commitments for capital expenditures. We do conduct clinical trials which are administered by third-party CROs and there is a significant degree of estimation involved in quantifying the expense associated with clinical trial activity. We accrue costs for work performed by CROs based on the achievement of contracted milestone activities and on internal estimates of activities using patient enrollment and contractual or estimated rates during the period. Our R&D expense and cash payments in future periods could potentially be impacted if we were not to receive complete and accurate information from the CRO or other third parties on a timely basis or correctly estimate the outcome of contract negotiations, activity levels and enrollment rates. We have recently announced on March 21, 2012 the completion of patient enrollment of a significant Phase 2 clinical trial (MN-221-CL-007), the trial results of which are expected in second quarter of 2012.

We have had, and will continue to have an ongoing need to raise additional cash from outside sources to fund our operations. Our business will continue to require us to incur substantial research and development expenses and management plans to continue financing operations with equity issuances, debt arrangements or a combination thereof.

We believe our current liquidity position will be sufficient to fund our operating requirements for at least the next 12 months. We expect to utilize our cash and cash equivalents to fund our operations, including research and development of our product development candidates and for clinical trials. Additionally, we believe that without additional sources of financing, we do not currently have adequate funding to complete the research and development and clinical trials required to bring our future products to market. We will therefore require significant additional funding. If we are unsuccessful in our efforts to raise additional funds, we will be required to significantly reduce or curtail our future research and development activities and other operations.

Basis of Presentation

Our primary activities since incorporation have been recruiting personnel, conducting research and development, performing business and financial planning and raising capital. Accordingly, in connection with preparation of the consolidated financial statements we operate under one reporting segment and are considered to be in the development stage, in accordance with the authoritative guidance for development stage entities.

During the first quarter of 2005, we completed our initial public offering, or IPO, of 3,000,000 shares of common stock in Japan for proceeds of $104.5 million, net of underwriting discounts and commissions and offering costs. In December 2006, we were listed on the Nasdaq Global Market. Accordingly, we are a public company in both the U.S. and Japan, as our stock is traded on both the Nasdaq Global Market and the Jasdaq Market (formerly the Hercules Market of the Osaka Securities Exchange until its closure in 2010).

Avigen Transaction. On December 18, 2009, or the Merger Date, Absolute Merger, Inc., a wholly-owned subsidiary of ours, merged with and into Avigen, Inc., or Avigen, with Avigen continuing as the surviving entity and wholly-owned subsidiary of ours, or the Merger. Under the terms of the Merger agreement, Avigen shareholders, at their election, received an amount per share either in cash, convertible notes issued by us or a combination thereof, upon closing. Avigen shareholders holding approximately 17% of the 29,852,115 shares of Avigen common stock outstanding at the closing date elected to receive cash in the amount of approximately $1.19 per share with an additional $0.04 per share paid in two increments during fiscal year 2010, while the remaining 83% received the corresponding value of additional convertible notes issued by us. In March 2011 we paid $0.02 per share to former Avigen shareholders related to the management transition plan Contingent Payment Rights (CPR). All additional CPR expired on August 18, 2011 and no payments were made related to these CPR.

Avigen Management Transition Plan (MTP). On March 11, 2011, a designated representative from Avigen notified us of the termination of the Avigen MTP, with the final distribution to occur on or about March 31, 2011. In connection with the termination of the Avigen MTP and pursuant to the related contingent payment rights agreement, the remaining funds were distributed to American Stock Transfer & Trust Company, LLC, or AST, and AST was instructed to distribute the funds to the Avigen shareholders on a pro rata basis (approximately $0.02 per share) based on the shares of Avigen common stock held immediately prior to the effective time of the Merger.

Joint Venture. We entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Make-Friend Medicine Technology Co., Ltd. effective September 27, 2011. The joint venture agreement provides for the joint venture company to develop and commercialize MN-221 in China. A sublicense under which the joint venture company will license MN-221 from us will be required, which sublicense will require the consent of Kissei. In accordance with the joint venture agreement, on March 16, 2012, we paid $650,000 for a 30% interest in the joint venture company. The other parties to the joint venture agreement are responsible for providing their initial funding in the joint venture company for their combined 70% interest, and for future funding for the joint venture company’s activities. We have not entered into the sublicense of MN-221 with the joint venture company as of the date of this filing. At December 31, 2011, we reflect a long-term asset on our consolidated balance sheet which represents our investment and a corresponding current liability which represents our required capital contribution payable to the joint venture company. We evaluated the joint venture company under the authoritative guidance and concluded that it is a variable interest entity for which we are not the primary beneficiary as we will not have a majority of the board seats and we will not have power to direct or significantly influence the actions of the entity. We will therefore not consolidate the joint venture company into our financial results but will account for the activities of the joint venture company under the equity method whereby we will absorb any loss or income generated by the entity according to our percentage ownership. See Notes to Consolidated Financial Statements—Note 12. Subsequent Events, for information regarding our payment for the 30% interest in the joint venture company.

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

On August 17, 2009, Absolute Merger, Inc., a wholly-owned subsidiary of MediciNova, Inc. was incorporated under the General Corporation Law of the State of Delaware for the purpose of facilitating the Merger with Avigen.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and other highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents at December 31, 2011 consisted of money market funds.

Restricted Cash

Restricted cash consisted of cash held in a separate trust account, managed by a third-party, in connection with the Avigen transaction. We no longer hold restricted cash as of our payment of the Convertible Notes at their maturity on June 18, 2011.

Restricted Investment

Restricted investment consisted of cash held in an irrevocable grantor trust to fund benefit obligations under the Avigen MTP. These funds represented reserves for eligible benefits as defined by the MTP. At December 31, 2011, we no longer held restricted investments as a result of payouts in 2011 of eligible benefits to terminated employees and fees associated with managing the trust account.

Restricted Letter of Credit

Restricted letter of credit consisted of cash provided as a credit guarantee and security for an irrevocable letter of credit related to the original lease of office space which expired November 30, 2010. The funds remaining after the letter of credit expired reverted to the escrow holdback account described below.

Deferred Revenue and Revenue Recognition

We recognized no revenues for each of the years in the three-year period ended December 31, 2011.

On October 13, 2011, we entered into an agreement with Kissei to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement we are responsible for all costs to be incurred in the performance of these services which are expected to be completed in 2012 and 2013. We assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, research and development services. As such, we will recognize as revenue the $2.5 million payment as the research and development services are performed. The amount received from Kissei is recorded on the balance sheet at December 31, 2011 as deferred revenue. As of December 31, 2011, we have not recorded any revenue in 2011 relating to this agreement.

Convertible Notes

At the closing of the Merger, we and AST, as trustee, entered into an indenture. Under the terms of a separate trust agreement, $29.4 million, which represented the First Payment Consideration less approximately $6.0 million paid out to Avigen shareholders who elected cash payment and the initial principal amount of the convertible notes, or Convertible Notes, was deposited with a trust agent for the benefit of the holders and us (the amount of such deposit together with interest accrued and capitalized thereon, the Property). At the Merger Date we recorded the Convertible Notes in our consolidated balance sheet at fair value.

Prior to the maturity of the Convertible Notes on June 18, 2011, holders of the Convertible Notes could submit irrevocable conversion notices instructing the trustee to convert such Convertible Notes into shares of our common stock at an initial conversion price of $6.80 per share. Following each conversion we would issue the number of whole shares of common stock issuable upon conversion and the trustee would in turn release to us the respective amount of restricted cash to cover the stock issuance. For the year ended December 31, 2011, approximately $76,000, of Convertible Notes were converted into 11,246 shares of our common stock. All remaining Convertible Notes matured on June 18, 2011 and the principal was repaid in full.

Escrow Holdback

At the closing of the Merger, we and Avigen funded in cash and letter of credit $1,500,000 in a separate escrow account, or Second Payment Consideration, pursuant to an escrow agreement. The Second Payment Consideration was considered the “Escrow Holdback”. We (Avigen and us) had identified certain additional liabilities of approximately $400,000 prior to closing of the Merger. As such, in accordance with the procedures set forth in the escrow agreement, $400,000 was released from the escrow account in satisfaction of these additional liabilities. A reconciliation of expenses was performed around June 30, 2010 and the letter of credit expired in November 2010. As a result, the Second Payment Consideration of $0.04 per share was paid in two installments. At the Merger Date, we recorded the Escrow Holdback in our consolidated balance sheet at fair value.

At-The-Market Issuance Sales Agreement

On May 5, 2011, we entered into an at-the-market, or ATM, issuance sales agreement, or sales agreement, with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we could issue and sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through MLV as our sales agent. The issuance and sale of these shares by us under the sales agreement, if any, would be subject to the effectiveness of our shelf registration statement on Form S-3 (File No. 333-163116), initially filed with the Securities and Exchange Commission on November 13, 2009.

Effective October 23, 2011, we terminated the ATM between us and MLV. No shares of common stock were issued under the ATM.

Concentrations and Credit Risk

We maintain cash balances at various financial institutions and such balances commonly exceed the $250,000 amount insured by the Federal Deposit Insurance Corporation. We also maintain money market funds at various financial institutions which are not federally insured although are invested primarily in U.S. government securities. We have not experienced any losses in such accounts and management believes that we do not have significant credit risk with respect to such cash and cash equivalents. We have sustained operating losses since inception and expect such losses to continue over the next several years. Management plans to continue financing operations with equity issuances, debt arrangements or a combination thereof. We believe our working capital at December 31, 2011 to be sufficient to fund our operating requirements through at least December 31, 2012. If adequate funds are not available, we might be required to delay, reduce the scope of or terminate one or more of our product development programs and/or implement other operating cost reductions, any of which could result in the termination of license rights related to any of our product candidates.

Goodwill and Purchased Intangibles

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets of acquired businesses. The allocation of purchase price for acquisitions require extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets as a portion of the purchase price can only be allocated to goodwill in a business combination. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets that have finite useful lives require the use of estimates and the exercise of judgment. These judgments can significantly affect our net operating results. As of December 31, 2011 and 2010, we had goodwill and IPR&D recorded of $9.6 million and $4.8 million, respectively.

Our annual test date for goodwill and purchased intangibles impairment is December 31 or more frequently if we believe indicators of impairment are present. We periodically re-evaluate the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of our long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flows in future periods as well as the strategic significance of any intangible assets in our business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.

Fair Value

Financial instruments, including cash equivalents, accounts payable and accrued liabilities, are carried at cost, which we believe approximates fair value given their short-term nature. We are required to measure certain assets and liabilities at fair value, either upon initial measurement or for subsequent accounting or reporting. We use fair value in the initial measurement of net assets acquired in a business combination and when accounting for and reporting on investment securities and certain financial instruments or assets. We estimate fair value using an exit price approach, which requires, among other things, that we determine the price that would be received to sell an asset or paid to transfer a liability in an orderly market of market participants, considering the highest and best use of assets and, for liabilities, assuming the risk of non-performance will be the same before and after the transfer. Many, but not all, of our financial instruments are carried at fair value. In addition, as required under accounting rules for business combinations, the assets acquired and liabilities assumed in the Avigen transaction on December 18, 2009 have been recorded at their estimated fair values as of the Merger Date.

The judgments made in determining an estimate of fair value can materially impact our results of operations.

Property and Equipment

Property and equipment, net, which consists of leasehold improvements, furniture and equipment and software, is stated at cost. Leasehold improvements, furniture and equipment, and software are depreciated using the straight-line method over the estimated useful lives of the related assets. The useful life for furniture, equipment (other than computers) and software is five years, computers is three years and leasehold improvements are amortized over the lesser of the useful life or the term of the lease. Our current lease at our headquarters in San Diego, California expires in May, 2012. We also lease office space in Tokyo, Japan under a lease that expires in May, 2013. See Notes to Consolidated Financial Statements-Note 12. Subsequent Events, for information regarding a lease amendment for our San Diego lease.

Research and Development

Research and development expenses consist of costs incurred to further our research and development activities and include salaries and related employee benefits, costs associated with clinical trials, costs associated with non-clinical activities such as regulatory activities, research-related overhead expenses, and fees paid to external service providers who conduct certain research and development activities on our behalf. We use external service providers and vendors to conduct clinical trials, to manufacture product candidates to be used in clinical trials and to provide various other products and services related to our product development programs. Research and development expenses also include fees for licensed technology for which technological feasibility has not been established and there are no alternative uses. Research and development costs are expensed as incurred or accrued based on certain contractual provisions such as those for estimates of work performed, milestones achieved, patient enrollment, etc. As actual costs become known, accruals are adjusted if necessary. To date, our accrual estimates have not differed significantly from the actual costs incurred.

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

We are subject to taxation in the U.S., California and foreign jurisdictions, of which currently no years are under examination. Our tax years for 2000 and forward are subject to examination by the U.S. and state tax authorities due to the carry-forward of unutilized net operating losses and research and development credits. During each of the three years in the period ended December 31, 2011, income tax expense relates to intercompany service income earned by our Japanese subsidiary, MediciNova Japan, Inc.

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

The exercise price of stock options granted during the years ended December 31, 2011, 2010 and 2009 were equal to market value on the date of grant. During the years ended December 31, 2011, 2010 and 2009, options to purchase 1,431,000, 525,000 and 521,373 shares of common stock, respectively, were granted. For the year ended December 31, 2011, 4,135 shares were issued under the ESPP, leaving 269,992 shares available for future issuance. Stock-based compensation expense for such stock options and employee stock purchase place are reflected in total operating expense for each respective year. The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Year Ended December 31,
	2011	2010	2009
Stock Options
Risk-free interest rate	0.70%	1.37%	1.79%
Expected volatility of common stock	78.79%	76.50%	70.00%
Dividend yield	0.00%	0.00%	0.00%
Expected option term (in years)	5.36	4.40	4.13
Employee Stock Purchase Plan
Risk-free interest rate	0.69%	0.57%	2.37%
Expected volatility of common stock	77.88%	76.00%	73.00%
Dividend yield	0.00%	0.00%	0.00%
Expected option term (in years)	0.5	0.5	0.5

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our employee stock options. The expected volatility is based on the historical volatility of our stock since listing on the Nasdaq Global Market in December 2006. We have not paid nor do we anticipate paying dividends on our common stock in the foreseeable future. The expected term of employee stock options is based on the simplified method as provided by the authoritative guidance on stock compensation, as we concluded that our historical stock option exercise experience does not provide a reasonable basis for us to estimate the expected term.

The weighted-average fair value of each stock option granted during the years ended December 31, 2011, 2010 and 2009, estimated as of the grant date using the Black-Scholes option valuation model, was $1.25 per option, $4.02 per option and $1.53 per option, respectively.

For the years ended December 31, 2011, 2010 and 2009, stock-based compensation expense related to stock options and the employee stock purchase plan was approximately $1.4 million, $2.0 million and $2.4 million, respectively, and was recorded as a component of general and administrative expense (approximately $1.1 million, $1.6 million and $1.9 million, respectively) and research and development expense (approximately $0.3 million, $0.4 million and $0.5 million, respectively). During the years ended December 31, 2011, 2010 and 2009, there were 32,836, 44,948 and 100,483 stock options exercised, respectively, from which proceeds of approximately $.08 million, $0.2 million and $0.4 million, respectively, were received.

As of December 31, 2011, there was approximately $2.0 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 1.9 years, on a straight-line basis.

Comprehensive Income (Loss)

The authoritative guidance for comprehensive income under ASC 220 requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity (net assets) during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on available for sale investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the years ended December 31, 2011, 2010 and 2009, comprehensive loss was $17,735,219, $20,178,096 and $20,404,060, respectively. The table below sets forth the components of our accumulated other comprehensive loss at:

	December 31,
	2011	2010	2009
Beginning Balance	$(55,702)	$(64,914)	$(29,744)
Currency translation	(1,143)	9,212	(35,170)

Ending Balance	$(56,845)	$(55,702)	$(64,914)

Net Loss Per Share

Net loss per share is presented as basic and diluted net loss per share. Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. For the years ended December 31, 2011, 2010 and 2009, 5,436,111, 470,200 and 4,547,300, respectively, of potentially dilutive securities were excluded from determining diluted earnings per share because of their anti-dilutive effect.

New Accounting Standards Not Yet Adopted

In September 2011, the Financial Accounting Standards Board, or FASB, issued updated guidance to simplify how entities test for goodwill impairment. The updated guidance permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, the updated guidance eliminates the requirement to perform further goodwill impairment testing. This new guidance is effective for fiscal years beginning after December 15, 2011 and becomes effective for us in the first quarter of fiscal year 2012. We do not expect the adoption to have a material impact on our financial position or results of operations.

In June 2011, the FASB issued a guidance related to the Presentation of Comprehensive Income. The guidance requires an entity to present items of net income and other comprehensive income, or OCI, and total comprehensive income either in a single continuous statement of comprehensive income or two separate but continuous statements. We will no longer be allowed to present OCI in the statement of stockholders’ equity.

Earnings per share would continue to be based on net income. Although existing guidance related to items that must be presented in OCI has not changed, companies will be required to display reclassification adjustments for each component of OCI in both net income and OCI. Also, companies will need to present the components of other comprehensive income in their interim and annual financial statements. This guidance is required to be implemented retrospectively during interim and annual periods beginning after December 15, 2011 and becomes effective for us in the first quarter of fiscal year 2012. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued updated guidance related to Fair Value Measurements and Disclosures that clarified and amended the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The FASB also clarified the intent of existing fair value measurement requirements. The new and revised disclosures are required to be implemented prospectively during interim and annual periods beginning after December 15, 2011 and become effective for us in the first quarter of fiscal year 2012. Early adoption is not permitted. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

2. Avigen Transaction

On December 18, 2009 we acquired 100% of the outstanding shares of Avigen, a biopharmaceutical company whose potential product candidate is a therapeutic for Central Nervous System, or CNS, disorders. Under the terms of the acquisition, we issued $29.4 million in secured convertible notes that matured on June 18, 2011. Holders of these convertible notes may convert their notes into our common stock at an initial conversion price of $6.80 per share. At the maturity of the convertible notes, the remaining holders would be paid out the same per share amount as the Avigen shareholders that elected to receive cash at the merger closing, plus accrued interest. As part of the merger consideration, the former Avigen shareholders were also entitled to receive approximately $0.04 per share, which was paid in two increments in 2010, and rights under contingent payment rights issued as part of the merger consideration. The amount to be paid in the two installments was net of a reconciliation of Avigen expenses and a letter of credit after expiry. Under the first and second installments paid out, we paid $140,119 and $73,449, respectively, to Avigen shareholders who elected payment in cash and we issued an additional principal amount of $685,917 and $359,551, respectively, in convertible notes to Avigen shareholders who elected payment in convertible notes in lieu of a cash payment. We have included Avigen’s business operations in our consolidated financial statements since the merger date and we have accounted for the merger under the acquisition method of accounting.

3. Fair Value Measurements

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

The following table presents our financial instruments measured at fair value on a recurring basis classified by the fair value measurements and disclosures valuation hierarchy (in thousands):

	As of December 31, 2011
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$1,659	$1,659	$—	$—

	As of December 31, 2010
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$11,082	$11,082	$—	$—

	As of December 31, 2010
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Current liabilities:
Current portion of long-term debt(3)	$4,952	$—	$—	$4,952
Convertible notes(1, 2)	$28,626	$—	$—	$28,626

Total current liability	$33,578	$—	$—	$33,578

Non-current liability:
Long-term debt, less current portion(3)	$9,484	$—	$—	$9,484

Total non-current liability	$9,484	$—	$—	$9,484

(1)	The fair value of the convertible notes and the related conversion feature was based on a binomial option pricing model, or BOPM. Assumptions used in the BOPM included the maturity date of the Convertible Notes, the time between nodes, volatility, face value of the Convertible Notes at the merger closing date and the risk-free rate.
(2)	Although we recorded the Convertible Notes as a liability upon merger closing on December 18, 2009, following ASC 805, the fair value of the conversion feature was accounted for within equity and measured during interim periods and subsequent settlements (conversions to our stock) would be accounted for in equity.
(3)	The carrying value of the long-term debt, current and non-current portion, approximates fair value.

At December 31, 2011, cash equivalents (instruments with maturities of three months or less at the date of purchase) were $1.7 million and primarily invested in money market accounts. At December 31, 2011, we no longer held restricted cash. We measure cash equivalents, restricted cash and restricted investments on a recurring basis. The fair value of our cash equivalents, which are current assets, is based on Level 1 criteria in which their carrying amount is a reasonable estimate of their fair value based on daily quoted market prices.

The following table provides a reconciliation of liabilities measured at fair value using significant observable inputs (Level 3) for the years ended December 2011 and 2010 (in thousands):

	Auction Rate Security Put(1)	Auction Rate Securities(2)	Convertible Notes	Long-term Debt
Balance at December 31, 2009	$2,577	$24,255	$(29,258)	$—
Conversion of convertible notes	—	—	1,805	—
Principal increase or proceeds	—	—	(1,045)	(13,991)
Accrued interest	—	—	(3)	(134)
Other expense accretion	—	—	(125)	(310)
Fair value adjustment	(2,786)	(1,498)	—	—
Realized gain	229	3,270	—	—
Redemptions	—	(28,112)	—	—

Balance at December 31, 2010	—	—	(28,626)	(14,435)
Conversion of convertible notes	—	—	77	—
Principal increase or proceeds	—	—	—	—
Accrued interest	—	—	(1)	(504)
Other expense accretion/write-off	—	—	(63)	(511)
Repayment	—	—	28,613	15,450

Balance at December 31, 2011	$—	$—	$—	$—

(1)	The fair value of the ARS put was determined on a level 3 basis based on a discounted cash flow model, which employed a liquidity discount taking into consideration the cost of capital of the redeeming entity, UBS. At December 31, 2010, we no longer held the ARS put as it was redeemed by UBS on July 1, 2010.
(2)	The fair value of the ARS was determined on a level 3 basis based a discounted cash flow model, which employed liquidity discounts and included assumptions regarding future cash flows and the likelihood of the redemption or refinancing of such ARS.

4. Long-term Debt

On May 10, 2010, we entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance Corporation, or Oxford, under which we borrowed $15.0 million at a stated interest rate of 12.87 percent.

Our obligations under the Loan Agreement were secured by a first priority security interest in substantially all of our assets, other than our intellectual property and we also had agreed not to pledge or otherwise encumber our intellectual property. Our obligations under the Loan Agreement were guaranteed on a senior secured basis by Avigen. The Loan Agreement also contained certain restrictive covenants.

Pursuant to the Loan Agreement, we issued to Oxford a warrant to purchase up to 198,020 shares of our common stock. This warrant is exercisable, immediately, in whole or in part, has a per share exercise price of $6.06 and may be exercised on a cashless basis. The warrant will terminate on the earlier of May 10, 2017 or the closing date of a merger or consolidation transaction in which we are not the surviving entity. In addition, the warrant and debt instrument were immediately separable and issued separately; thus, we accounted for the warrant as a component of stockholders’ equity as the agreement required settlement in shares and under no provision of the agreement are we required to settle the warrant in cash.

On April 1, 2011, we entered into an agreement with Oxford under which we made an early repayment of the loan in-full and wherein Oxford waived the prepayment penalty of approximately $437,000.

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

The table below summarizes the long-term debt activity:

	Year Ended December 31, 2011
	Carrying Value 12/31/2010	Amortization (Interest Expense)		Amortization (Other Expense)	Payments	Write-Off Debt Related Costs	Carrying Value 12/31/2011
Other Assets:
Debt issuance costs paid to third parties	$124,722	$		$(21,426)	$—	$(103,296)	$—

Liability:
Loan	$(15,000,000)	$		$—	$15,000,000	$—	$—
Deferred interest charge	$(134,491)		$(504,207)	—	$450,000	$188,698	$—

	$(15,134,491)		$(504,207)	$—	$15,450,000	$188,698	$—

Contra Liability:
Relative fair value of warrants issued to lender(1)	$595,342		$(102,274)	$—	$—	$(493,068)	$—
Debt issuance costs paid to lender	$103,934		$(17,855)	—	$—	$(86,079)	$—

	$699,276		$(120,129)	$—	$—	$(579,147)	$—

	Year Ended December 31, 2010
	Gross Amount 5/10/10	Amortization (Interest Expense) 5/10/10-12/31/10	Amortization (Other Expense) 5/10/10-12/31/10	Carrying Value 12/31/2010
Other Assets:
Debt issuance costs paid to third parties	$180,000	$—	$(55,278)	$124,722

Liability:
Loan	$(15,000,000)	$—	$—	$(15,000,000)
Deferred interest charge	—	(134,491)	—	(134,491)

	$(15,000,000)	$(134,491)	$—	$(15,134,491)

Contra Liability:
Relative fair value of warrants issued to lender(1)	$859,209	$(263,867)	$—	$595,342
Debt issuance costs paid to lender	150,000	(46,066)	—	103,934

	$1,009,209	$(309,933)	$—	$699,276

(1)

The relative fair value of the warrants issued to the lender was calculated using a Black-Scholes valuation model. The risk-free interest rate assumption was 2.86 percent based upon observed risk-free interest rates appropriate for the expected term of the warrants. The expected volatility assumption was 76 percent consistent with the volatility of our common stock based on the historical volatility of our stock since listing on the Nasdaq Global Market in December 2006. We have not paid and do not anticipate paying dividends on our common stock since our inception, and therefore, the dividend yield assumption was zero. The expected term assumption was seven years, which is the contractual life of the warrants. The fair value of the warrants using the Black-Scholes valuation model was calculated to be $4.34 per share.

5. Balance Sheet Details

Property and Equipment

Property and equipment, net, consist of the following:

	December 31,
	2011	2010
Leasehold improvements	$172,648	$498,581
Furniture and equipment	561,332	794,498
Software	221,380	219,652

	955,360	1,512,731
Less accumulated depreciation and amortization	(925,935)	(1,447,522)

	$29,425	$65,209

Depreciation and amortization expense	$41,869	$108,257

Accrued Expenses

A substantial portion of our ongoing research and development activities are performed under agreements with external service providers, including clinical research organizations, which conduct many of our research and development activities. A portion of our ongoing general and administrative activities relate to legal, accounting and consulting services. We accrue for costs incurred as the services are being provided by monitoring the status of clinical trials or specific projects or services provided, contractual factors such as milestones or retainer fees and the invoices received from our external service providers. Accrued expenses consist of the following:

	December 31,
	2011	2010
Research and development costs	$615,792	$766,886
Professional services fees	100,823	226,362
China Joint Venture capital contribution payable	650,000	—
Other	142,710	140,025

	$1,509,325	$1,133,273

6. Related Party Transactions

We entered into a consulting agreement dated June 12, 2009 with Danerius, LLC, or Danerius, an affiliate of Alan W. Dunton, M.D., one of our directors, under which Danerius, would provide consulting services to us related to our product development programs at a rate of $27,500 per month. For the years ended December 31, 2010 and 2009, we paid Danerius approximately $302,000 and $193,000, respectively. We terminated the contract with Danerius in November 2010 and Dr. Dunton resigned as a director in January 2011.

We entered into a stock purchase agreement dated September 26, 2011 with Kissei Pharmaceutical Co., Ltd., or Kissei, under which on October 13, 2011 Kissei purchased for $7.5 million an aggregate of 800,000 shares of our common stock and 220,000 shares of our Series B Convertible Preferred Stock. On the same day, we entered into a letter agreement with Kissei pursuant to which we agreed to renegotiate in good faith the existing levels of the milestone payment amounts and royalty rates under our license agreement for MN-221 and agreed upon a new price for clinical supplies of API. On October 13, 2011 we entered into a services agreement with Kissei to perform two separate studies relating to MN-221 in exchange for $2.5 million paid to us in October, 2011. We are responsible for all costs to be incurred in the performance of these studies which are expected to be completed in 2012 and 2013. The amount received from Kissei is recorded on the balance sheet at December 31, 2011 as deferred revenue and will be recognized as revenue as we perform these services. As of December 31, 2011, we have not recorded any revenue in 2011 relating to this agreement.

7. Commitments and Contingencies

Facility Lease

In January 2008, we entered into a fourth amendment to lease for our San Diego corporate headquarters in which we reduced the amount of space under lease to 12,699 square feet of office space through August 2011. On July 6, 2011, we entered into a fifth amendment, the Fifth Lease Amendment, which extends the Lease term with respect to 5,089 square feet, from August 31, 2011 to May 31, 2012. The Fifth Lease Amendment provides that we pay the Landlord a monthly base rent of $12,468.00 for the premises during the nine-month extension period. See Notes to Consolidated Financial Statements-Note 12. Subsequent Events, for information regarding a sixth lease amendment related to our lease in San Diego. In June 2005, we leased 1,726 square feet of office space in Tokyo, Japan under a non-cancelable operating lease that expires in May 2013. Rent expense for the years ended December 31, 2011 and 2010 was $529,114 and $612,291, respectively, and rent expense, net of sub-lease income for the period from September 26, 2000 (inception) to December 31, 2011 was $4.7 million.

Future minimum payments as of December 31, 2011 are as follows:

Years ending December 31:
2012	$200,717
2013	$57,657

Total minimum payments	$258,374

License Agreements

Since our inception, we have entered into eight license agreements with pharmaceutical companies which cover our current product candidates. In general, we seek to obtain exclusive licenses to the patent rights and know-how for all indications under the agreements within our licensed territories and to procure patent protection for our anticipated products, or obtain such protection from the relevant patents owned by our licensors. Under our license agreements we generally are required to make an upfront payment and additional payments upon the achievement of specific development and/or regulatory approval milestones. We are also generally obligated to pay royalties under the agreements until the later of the expiration of the applicable patent or the applicable last date of market exclusivity after the first commercial sale, on a country-by-country basis.

The amounts expended under these agreements and charged to research and development expense from September 26, 2000 (inception) to December 31, 2011 was $9,850,000. No such amounts have been expended during the three years ended December 31, 2011. As of December 31, 2011, future potential milestone payments totaled approximately $94.1 million, and there are no minimum royalties required under any of the license agreements. We are unable at this time to estimate with certainty the timing on when these milestone payments will occur as these payments are dependent upon the progress of our product development programs.

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

On March 3, 2011, we received a letter, in which certain allegations were made, from a former employee who had been terminated in January 2011 pursuant to our planned reduction-in-force. On July 8, 2011, the former employee filed a lawsuit in the Superior Court of the State of California, County of San Diego, asserting certain claims related to the Company’s work environment and the employee’s termination, and on December 12, 2011 the court granted our motion to compel arbitration. We have engaged legal counsel in this matter. Based on our current assessment, we do not expect its outcome to have a material adverse effect on our business, financial condition and results of operations.

8. Stockholders’ Equity and Stock Based Compensation

Initial Public Offering in Japan

On February 8, 2005, we completed an IPO of 3,000,000 shares of common stock in Japan and received aggregate proceeds of $104,486,895, net of underwriting discounts and commissions and offering expenses. In addition, on March 8, 2005, we closed the sale of an additional 157,300 shares of our common stock pursuant to the partial exercise by our underwriters of an over-allotment option which resulted in aggregate proceeds to us of $5,557,773, net of underwriting discounts and commissions. In connection with our IPO, redeemable convertible and convertible preferred stock outstanding as of February 8, 2005 was automatically converted into 6,678,285 shares of common stock.

Public Offering in the U.S.

On February 1, 2007, we completed a public offering of 1,000,000 shares of common stock in the U.S. at a purchase price of $12.00 per share and received aggregate net proceeds of approximately $10,639,600 million, net of underwriting discounts and commissions and offering expenses.

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

Firm Underwritten Public Offering

On March 23, 2011, we consummated a firm-commitment underwritten public offering of 2,750,000 units at a price to the public of $3.00 per unit for gross proceeds of $8.25 million. Each unit consists of one share of common stock, and a warrant to purchase one share of common stock. The shares of common stock and warrants are immediately separable and were issued separately. On March 24, 2011, the underwriter exercised 50,666 units of its 412,500 unit overallotment. The warrants are exercisable immediately upon issuance, have a five-year term and an exercise price of $3.56 per share. The warrants are indexed to our stock and do not permit net-cash settlement. On March 29, 2011, we received net proceeds of approximately $7.7 million, after underwriter discount and underwriter expenses and no warrants exercised. In accordance with the authoritative guidance, the warrants were classified as equity instruments as they contain no provisions which may require cash settlement.

Warrants

In May 2010, pursuant to the Loan Agreement with Oxford, we issued to Oxford a warrant to purchase up to 198,020 shares of our common stock at an exercise price of $6.06 per share. The warrant will terminate on the earlier of May 10, 2017 or the closing date of a merger or consolidation transaction in which we are not the surviving entity. In addition, the warrant and debt instrument are immediately separable and were issued separately. We therefore accounted for the warrant as a component of stockholders’ equity as the agreement requires settlement in shares and under no provision of the agreement are we required to settle the warrant in cash.

Kissei Stock Purchase

On October 13, 2011, pursuant to a stock purchase agreement by and between us and Kissei Pharmaceutical Co., Ltd., or Kissei, Kissei purchased (i) an aggregate of 800,000 shares of our common stock, par value $0.001 per share at a price of $2.50 per share, which approximated the fair value of our common stock at the time of the transaction, and (ii) 220,000 shares of our Series B Convertible Preferred Stock, or Series B Preferred, par value $0.01 per share, at a price of $25.00 per share, which approximated the fair value of our preferred stock on an as converted basis at the time of the transaction. In October 2011 we received gross proceeds of approximately $7.5 million related to this purchase agreement. The purchase agreement contains customary representations, warranties and covenants and a standstill agreement from Kissei that terminates if Kissei beneficially owns less than three percent of our outstanding voting stock. Each share of the Series B Preferred is convertible into 10 shares of common stock. The Series B Preferred ranks pari passu (on an as-if-converted-to-common-stock basis) with the common stock in liquidation and dividend rights. The holders of the Series B Preferred do not have voting rights, and the consent of a majority of the outstanding Series B Preferred is required for certain actions of the Company.

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

At December 31, 2011, stock options to purchase a total of 14,000 shares of common stock were outstanding under the 2000 Plan at a weighted average exercise price of $10.00 per share. No additional stock options have been or will be issued under the 2000 Plan subsequent to our IPO. However, stock options previously granted under the 2000 Plan will remain outstanding until the earlier of expiration or exercise.

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

A summary of our stock option activity and related information as of December 31, 2011 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at January 1, 2011	2,280,931	$8.38
Granted	1,431,000	$2.47
Exercised	(32,836)	$2.32
Cancelled	(586,424)	$9.36

Outstanding at December 31, 2011	3,092,671	$5.52

Exercisable at December 31, 2011	1,561,214	$7.92

The weighted average contractual life of options outstanding at December 31, 2011 was 7.7 years and the weighted average contractual life of exercisable options at December 31, 2011 was 6.1 years. The intrinsic value of stock options exercised, during the year ended December 31, 2011 was $5,000 based on the Nasdaq Global Market on such date.

Common Stock Reserved for Future Issuance

The following table summarizes common stock reserved for future issuance at December 31, 2011:

Common Stock under the employee stock purchase program	269,992
Common stock reserved for issuance upon exercise of warrant	198,020
Common stock options outstanding (under the 2000 Plan and 2004 Plan)	3,092,671
Common stock options authorized for future grant (under the 2004 Plan)	851,329

4,412,012

Convertible Notes

At the closing of the Merger, we and American Stock Transfer & Trust Company, LLC, as trustee, entered into the indenture. Under the terms of a separate trust agreement (the “Trust Agreement”), $29.4 million, which represented the initial principal amount of the Convertible Notes, was deposited with a trust agent for the benefit of the holders and us.

Prior to the maturity of the convertible notes on June 18, 2011, holders of the Convertible Notes could submit irrevocable conversion notices instructing the trustee to convert such Convertible Notes into shares of our common stock at an initial conversion price of $6.80 per share. Following each conversion date we would issue the number of whole shares of common stock issuable upon conversion and the trustee would in turn release to us the respective amount of restricted cash to cover the stock issuance. Prior to the maturity of the Convertible Notes, approximately $1.9 million of the convertible notes were converted to 276,655 shares of our common stock. All remaining Convertible Notes matured on June 18, 2011 and the principal was repaid in full.

9. Income Taxes

The significant components of our deferred income taxes at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Deferred Tax Assets:
Net operating loss carry-forwards	79,215,000	72,100,000
Capitalized licenses	2,067,000	2,313,000
Research tax credits	7,124,000	6,723,000
Stock Options	395,000	846,000
Other, net	988,000	1,224,000

Total Deferred Tax Assets	89,789,000	83,206,000

Deferred Tax Liabilities
IPR&D	(1,956,000)	(1,956,000)

Total Deferred Tax Liabilities	(1,956,000)	(1,956,000)

Net deferred tax assets	87,833,000	81,250,000
Valuation Allowance	(89,789,000)	(83,206,000

Net Deferred Tax Liability	(1,956,000)	(1,956,000)

We have established a valuation allowance against our deferred tax assets due to the uncertainty that such assets will be realized. We periodically evaluate the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

At December 31, 2011, we had federal and California net operating loss carry-forwards of approximately $194.5 million and $193.9 million, respectively. Included in these amounts are federal and California tax expense of approximately $22,000 attributable to stock option deductions which will be credited to equity when realized. The federal net operating loss carry-forwards begin to expire in 2020, and the California net operating loss carry-forwards begin to expire in 2013. At December 31, 2011, we also had federal and California research tax credit carry-forwards of approximately $6.2 million and $1.4 million, respectively. The federal research tax credit carry-forwards begin to expire in 2024, and the California research tax credit carry-forward does not expire and can be carried forward indefinitely until utilized.

Additionally, utilization of the net operating losses, or NOL, and tax credit carry-forwards will be subject to a substantial annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions due to ownership change limitations that have occurred. These ownership changes will limit the amount of NOL and tax credit carry-forwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. An analysis was performed which indicated that multiple ownership changes have occurred in previous years which created annual limitations on our ability to utilize NOL and tax credit carryovers. Such limitations will result in approximately $7.3 million and $1 million of tax benefits related to federal and state NOL and tax credit carry-forwards, respectively, that will expire unused. Accordingly, the related NOL and R&D credit carry-forwards have been removed from deferred tax assets accompanied by a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, related to our operations in the U.S. will not impact our effective tax rate.

A reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2011	2010	2009
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.5	6.4	8.8
Tax credits	1.6	2.8	2.7
Change in valuation allowance	(37.1)	(44.0)	(60.9)
Permanent differences	(5.0)	(0.2)	14.5
Other	—	—	(0.1)

Provision for income taxes	0.0%	0.0%	0.0%

We file income tax returns in the United States, California and foreign jurisdictions. Due to our losses incurred, we are essentially subject to income tax examination by tax authorities from our inception to date. Our practice is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2011, we do not have any significant accruals for interest related to unrecognized tax benefits or tax penalties. During each of the three years in the period ended December 31, 2011, income tax expense relates to intercompany service income earned by our Japanese subsidiary, MediciNova Japan, Inc.

10. Employee Savings Plan

We have an employee savings plan available to substantially all employees. Under the plan, an employee may elect salary reductions which are contributed to the plan. The plan provides for discretionary contributions by us, which totaled $97,929, $139,621 and $149,994, and $1,099,676 for the years ended December 31, 2011, 2010, 2009 and the period from September 26, 2000 (inception) to December 31, 2011, respectively.

11. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2011 and 2010 are as follows (in thousands, except per share data):

	Year Ended December 31, 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Total operating expenses	4,976	3,722	3,907	3,503
Net loss	(5,656)	(4,681)	(3,894)	(3,503)
Net loss applicable to common stockholders	(5,656)	(4,681)	(3,894)	(3,503)
Basic and diluted net loss per common share(1)	(0.45)	(0.31)	(0.25)	(0.22)

	Year Ended December 31, 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Total operating expenses	5,236	4,152	4,148	4,347
Net loss	(5,161)	(4,334)	(5,701)	(4,991)
Net loss applicable to common stockholders	(5,161)	(4,334)	(5,701)	(4,991)
Basic and diluted net loss per common share(1)	(0.42)	(0.35)	(0.46)	(0.40)

(1)	Loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share will not necessarily equal the total for the year.

12. Subsequent Events

Lease Amendment

On March 19, 2012, we entered into a sixth amendment of our lease agreement, the Sixth Lease Amendment, with 4350 La Jolla Village LLC, the Landlord. The Sixth Lease Amendment extends the lease term for nine additional months with respect to 5,089 square feet, from May 31, 2012 to February 28, 2013. The Sixth Lease Amendment provides that we will pay the Landlord a monthly base rent of $12,672 for the premises during the nine month period.

Joint Venture Company Payment

On March 16, 2012, we paid $650,000 for our 30% interest in the joint venture company.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on these criteria.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

MediciNova, Inc.

We have audited MediciNova, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MediciNova, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, MediciNova, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MediciNova, Inc. as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended, and for the period from September 26, 2000 (inception) to December 31, 2011, and our report dated March 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 28, 2012

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2011, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

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

The following table provides information as of December 31, 2011 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders(1)	3,078,671	$5.50		851,329
Equity Compensation Plans Approved by Stockholders(2)	15,002	$1.79	(2)	269,992
Equity Compensation Plans Not Approved by Stockholders(3)	14,000	$10.00		—

Total	3,107,673	$5.52		1,121,321

(1)	Consists of the MediciNova, Inc. Amended and Restated 2004 Stock Incentive Plan, or 2004 Plan. Awards under the 2004 Plan shall not exceed 3,330,000 shares, plus an annual increase on the first day of each fiscal year, with the first increase occurring on January 1, 2006, in an amount equal to the lesser of (i) 100,000 shares, (ii) 3% of the outstanding shares on the last day of the immediately preceding year, or (iii) an amount determined by the Board. Stock options under the 2004 Plan have an exercise price equal to the fair market value of the underlying common stock at the date of grant, generally vest over a period of four years and have a ten-year life.

(2)	Consists of the MediciNova, Inc. 2007 Employee Stock Purchase Plan, or ESPP. Under the ESPP, 300,000 shares of our common stock have been reserved for issuance. In addition, the shares reserved will automatically increase by a number equal to the lesser of: (i) 15,000 shares, (ii) 1% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year or (iii) such lesser amount as determined by the Board. The ESPP permits full-time employees to purchase our common stock through payroll deductions (which cannot exceed 15% of each employee’s compensation) at the lower of 85% of fair market value at the beginning of the offering period or the end of each six-month offering period.
(3)	Consists solely of the MediciNova, Inc. 2000 General Stock Incentive Plan, or 2000 Plan, which was terminated upon the completion of our initial public offering on February 8, 2005. The material terms of the 2000 Plan are described in Note 8 to our consolidated financial statements contained in this Annual Report on Form 10-K.

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

1. Financial Statements. The following financial statements of MediciNova, Inc. and Reports of KPMG LLP and Ernst & Young LLP, each an independent registered public accounting firm, are included in this Annual Report on Form 10-K:

2. Financial Statement Schedules. None.

3. Exhibits.

Exhibit Number	Description
2.1(22)	Agreement and Plan of Merger dated as of August 20, 2009 by and among Registrant, Absolute Merger, Inc. and Avigen, Inc. (attached as Annex A to the joint proxy statement/prospectus).

3.1(19)	Restated Certificate of Incorporation of the Registrant, as amended.

3.2(1)	Amended and Restated Bylaws of the Registrant.

3.3(34)	Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock.

4.1(11)	Specimen of Common Stock Certificate.

4.2(1)	Amended and Restated Registration Rights Agreement by and among the Registrant, its founders and the investors named therein, dated September 2, 2004.

4.4(22)	Form of Indenture by and between Registrant and American Stock Transfer and Trust Company, LLC (attached as Annex C to the joint proxy statement/prospectus).

4.5(22)	Form of Convertible Note (included in Exhibit 4.4).

4.6(29)	Warrant dated May 10, 2010 issued to Oxford Finance Corporation.

4.7(36)	Form of Warrant to Purchase Common Stock.

10.1(1)*	2000 General Stock Incentive Plan of the Registrant.

10.2*	Amended and Restated 2004 Stock Incentive Plan of the Registrant.

10.3(5)*	Form of Indemnification Agreement between the Registrant and its officers and directors.

10.4(2)†	License Agreement between the Registrant and Kyorin Pharmaceutical Co., Ltd., dated March 14, 2002.

10.5(2)†	License Agreement between the Registrant and Angiogene Pharmaceuticals, Ltd., dated June 19, 2002.

10.6(2)†	Exclusive License Agreement between the Registrant and Kissei Pharmaceutical Co., Ltd., dated February 25, 2004.

Exhibit Number	Description
10.7(2)†	License Agreement between the Registrant and Mitsubishi Tanabe Pharma Corporation, dated April 27, 2004.

10.8(3)†	License Agreement between the Registrant and Kyorin Pharmaceutical Co., Ltd., dated October 22, 2004.

10.9(2)	Office Lease Agreement between the Registrant and CA-LA Jolla II Limited Partnership, dated January 28, 2004 and the First Amendment thereto, dated August 10, 2004.

10.10(3)†	License Agreement between the Registrant and Mitsubishi Tanabe Pharma Corporation, dated December 8, 2004.

10.11(4)	Second Amendment to Office Lease Agreement between the Registrant and CA-La Jolla II Limited Partnership, dated March 21, 2005.

10.13(11)*	Executive Employment Agreement between the Registrant and Masatsune Okajima, dated September 1, 2006.

10.14(7)†	License Agreement, dated October 31, 2006 by and between the Registrant and Meiji Seika Kaisha, Ltd.

10.15(7)†	License Agreement, dated October 31, 2006 by and between the Registrant and Meiji Seika Kaisha, Ltd.

10.16(8)*	Executive Employment Agreement between the Registrant and Yuichi Iwaki, M.D., Ph.D., dated April 1, 2007.

10.17(13)*	2007 Employee Stock Purchase Plan of the Registrant.

10.18(9)*	Form of Severance Protection Agreement between the Registrant and certain of its executive officers, dated September 12, 2007.

10.19(10)	Third Amendment to Office Lease Agreement between the Registrant and 4350 La Jolla Village LLC, dated January 31, 2008.

10.23(16)	Fourth Amendment to Lease Agreement between the Registrant and 4350 La Jolla Village LLC, dated October 3, 2008.

10.24(17)	Credit Line Account Application and Agreement for Organizations and Businesses, executed by the Registrant on January 8, 2009, by and between the Registrant and UBS Bank USA.

10.25(17)	Addendum to Credit Line Account Application and Agreement, executed by the Registrant on January 8, 2009, by and between the Registrant, UBS Bank USA and UBS Financial Services Inc.

10.26(17)	Addendum to Credit Line Agreement, executed by the Registrant on January 8, 2009, by and between the Registrant and UBS Bank USA.

10.27(17)	Important Notice on Interest Rates and Payments, executed by the Registrant on January 8, 2009, by and between the Registrant and UBS Bank USA.

10.28(18)†	Development and Supply Agreement between the Registrant and Hospira Worldwide, Inc., dated as of March 26, 2009.

10.31(22)	Form of Contingent Payment Rights Agreement by and among Registrant, Avigen, Inc. and American Stock Transfer and Trust Company, LLC (attached as Annex B to the joint proxy statement/prospectus).

10.32(22)	Form of Trust Agreement by and between Registrant and American Stock Transfer and Trust Company, LLC (attached as Annex D to the joint proxy statement/prospectus).

Exhibit Number	Description
10.33(22)	Form of Escrow Agreement by and between Registrant and American Stock Transfer and Trust Company, LLC (attached as Annex E to the joint proxy statement/prospectus).

10.34(23)†	Assignment Agreement, dated December 19, 2005, by and between Genzyme Corporation and Avigen, Inc.

10.35(25)†	Asset Purchase Agreement, dated December 17, 2008, by and between Baxter Healthcare Corporation, Baxter International Inc., and Baxter Healthcare S.A. and Avigen, Inc.

10.36(28)*	Executive Employment Agreement between Registrant and Kirk Johnson, dated February 1, 2010.

10.37(29)	Loan and Security Agreement dated May 10, 2010 by and among Registrant, Avigen, Inc. and Oxford Finance Corporation.

10.38(24)*	Executive Employment Agreement between Registrant and Michael Coffee, dated June 14, 2010.

10.39(26)*	Form of Amendment to Employment Agreement between Registrant and certain of its executive officers, dated December 31, 2011.

10.40(26)*	Form of Severance Protection Agreement between Registrant and certain of its executive officers, dated December 31, 2011.

10.41(30)*	Separation Agreement and Release between Registrant and Shintaro Asako, dated February 1, 2011.

10.42(31)	Pay-off Letter between Registrant and Oxford Finance Corporation, dated March 31, 2011.

10.43(32)	Joint Venture Agreement among Registrant, Zhejiang Medicine Co., Ltd. and Beijing Make-Friend Medicine Technology Co., Ltd., dated June 29, 2011.

10.44(33)	Fifth Amendment to Office Lease Agreement between Registrant and 4350 La Jolla Village LLC, dated July 6, 2011.

10.45(34)	Stock Purchase Agreement between Registrant and Kissei Pharmaceutical Co. Ltd., dated September 26, 2011.

10.46(35)	Consulting Agreement for Chief Financial Officer between Registrant and FLG Partners, dated September 1, 2011

14.1(11)	Code of Ethics of the Registrant.

21.1(27)	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (included in Signature page).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Act of 1933.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Act of 1933.

Exhibit Number	Description
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial statements from MediciNova, Inc. on Form 10-K for year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements (tagged as block text).

(1)	Filed with the Registrant’s Registration Statement on Form S-1 filed October 1, 2004 and incorporated herein by reference.
(2)	Filed with the Registrant’s Amendment to Registration Statement on Form S-1/A filed November 24, 2004 and incorporated herein by reference.
(3)	Filed with the Registrant’s Amendment to Registration Statement on Form S-1/A filed January 6, 2005 and incorporated herein by reference.
(4)	Filed with the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2005 and incorporated herein by reference.
(5)	Filed with the Registrant’s Registration Statement on Form S-1 filed on September 1, 2005 and incorporated herein by reference.
(7)	Filed with the Registrant’s Current Report on Form 8-K filed November 2, 2006 and incorporated herein by reference.
(8)	Filed with the Registrant’s Current Report on Form 8-K filed April 4, 2007 and incorporated herein by reference.
(9)	Filed with the Registrant’s Current Report on Form 8-K filed September 14, 2007 and incorporated herein by reference.
(10)	Filed with the Registrant’s Current Report on Form 8-K filed February 4, 2008 and incorporated herein by reference.
(11)	Filed with the Registrant’s Annual Report on Form 10-K filed February 15, 2007 and incorporated herein by reference.
(13)	Filed with the Registrant’s Definitive Proxy Statement on Schedule 14A filed March 13, 2007 and incorporated herein by reference.
(16)	Filed with the Registrant’s Current Report on Form 8-K filed October 8, 2008 and incorporated herein by reference.
(17)	Filed with the Registrant’s Current Report on Form 8-K filed January 21, 2009 and incorporated herein by reference.
(18)	Filed with the Registrant’s Current Report on Form 8-K filed March 30, 2009 and incorporated herein by reference.
(19)	Filed with the Registrant’s Current Report on Form 8-K filed May 29, 2009 and incorporated herein by reference.
(22)	Filed with the Registrant’s Registration Statement on Form S-4 initially filed September 17, 2009 and incorporated herein by reference.
(23)	Filed with Avigen, Inc.’s Annual Report on Form 10-K filed March 16, 2006 and incorporated herein by reference.
(24)	Filed with the Registrant’s Current Report on Form 8-K filed June 16, 2010 and incorporated herein by reference.
(25)	Filed with Avigen, Inc.’s Annual Report on Form 10-K filed with the SEC on March 16, 2009.
(26)	Filed with the Registrant’s Current Report on Form 8-K filed January 4, 2011 and incorporated herein by reference.

(27)	Filed with the Registrant’s Annual Report on Form 10-K filed March 24, 2010 and incorporated herein by reference.
(28)	Filed with the Registrant’s Current Report on Form 8-K filed February 1, 2010 and incorporated herein by reference.
(29)	Filed with the Registrant’s Current Report on Form 8-K filed May 14, 2010 and incorporated herein by reference.
(30)	Filed with the Registrant’s Current Report on Form 8-K filed February 3, 2011 and incorporated herein by reference.
(31)	Filed with the Registrant’s Current Report on Form 10-Q filed May 16, 2011 and incorporated herein by reference.
(32)	Filed with the Registrant’s Current Report on Form 10-Q filed August 15, 2011 and incorporated herein by reference.
(33)	Filed with the Registrant’s Current Report on Form 8-K filed July 12, 2011 and incorporated herein by reference.
(34)	Filed with the Registrant’s Current Report on Form 8-K filed September 27, 2011 and incorporated herein by reference.
(35)	Filed with the Registrant’s Current Report on Form 8-K filed September 8, 2011 and incorporated herein by reference.
(36)	Filed with the Registrant’s Current Report on Form 8-K filed March 24, 2011 and incorporated herein by reference.
†	Portions of this Exhibit have been omitted pursuant to a grant of confidential treatment by the SEC.
*	Indicates management contract or compensatory plan.
**	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purpose of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purpose of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICINOVA, INC.
A Delaware Corporation

Date: March 28, 2012	By:	/s/ Yuichi Iwaki
Yuichi Iwaki, M.D., Ph.D.
President & Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yuichi Iwaki and Michael Gennaro and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yuichi Iwaki Yuichi Iwaki, M.D., Ph.D.	Director, President & Chief Executive Officer (Principal Executive Officer)	March 28, 2012

/s/ Michael Gennaro Michael Gennaro	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2012

/s/ Jeff Himawan Jeff Himawan, Ph.D.	Director	March 28, 2012

/s/ Tatsuo Izumi Tatsuo Izumi	Director	March 28, 2012

/s/ Arlene Morris Arlene Morris	Director	March 28, 2012

/s/ Kousuke Nakata Kousuke Nakata	Director	March 28, 2012

/s/ Hiroaki Shigeta Hiroaki Shigeta	Director	March 28, 2012