Form 10-Q
period 2012-09-30
MEDICINOVA INC
filed 2012-11-08
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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

As of November 7, 2012, the registrant had 17,203,125 shares of Common Stock ($0.001 par value) outstanding.

MEDICINOVA, INC.

(a development stage company)

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,744,523	$15,093,124
Prepaid expenses and other current assets	600,410	614,540

Total current assets	6,344,933	15,707,664
Goodwill	9,600,241	9,600,241
In-process research and development	4,800,000	4,800,000
Investment in joint venture	666,357	650,000
Property and equipment, net	88,104	29,425

Total assets	$21,499,635	$30,787,330

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$332,998	$718,882
Accrued expenses	575,137	1,515,815
Accrued compensation and related expenses	203,131	599,087
Current deferred revenue	45,253	863,510

Total current liabilities	1,156,519	3,697,294
Deferred tax liability	1,956,000	1,956,000
Long-term deferred revenue	1,686,163	1,636,490

Total liabilities	4,798,682	7,289,784

Stockholders’ equity:
Preferred stock, $0.01 par value; 3,000,000 and 500,000 shares authorized at September 30, 2012 and December 31, 2011, respectively; 220,000 shares issued at September 30, 2012 and December 31, 2011	2,200	2,200
Common stock, $0.001 par value; 100,000,000 and 30,000,000 shares authorized at September 30, 2012 and December 31, 2011, respectively; 17,157,311 and 16,127,615 shares issued at September 30, 2012 and December 31, 2011, respectively, and 17,153,125 and 16,088,015 shares outstanding at September 30, 2012 and December 31, 2011, respectively	17,157	16,128
Additional paid-in capital	311,671,370	309,998,251
Accumulated other comprehensive loss	(58,864)	(56,845)
Treasury stock, at cost; 4,186 shares at September 30, 2012 and 39,600 shares at December 31, 2011	(1,131,086)	(1,189,705)
Deficit accumulated during the development stage	(293,799,824)	(285,272,483)

Total stockholders’ equity	16,700,953	23,497,546

Total liabilities and stockholders’ equity	$21,499,635	$30,787,330

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from September 26, 2000 (inception) to September 30, 2012
	2012	2011	2012	2011
Revenues	$83,787	$—	$768,584	$—	$2,326,811
Operating expenses:
Cost of revenues		—		—	1,258,421
Research and development	872,555	1,679,896	4,234,956	6,343,854	166,276,518
General and administrative	1,573,943	2,227,492	5,057,802	6,262,214	110,580,327

Total operating expenses	2,446,498	3,907,388	9,292,758	12,606,068	278,115,266

Operating loss	(2,362,711)	(3,907,388)	(8,524,174)	(12,606,068)	(275,788,455)
Impairment charge on investment securities	—	—	—	—	(1,735,212)
Other expense	(14,329)	4,146	(19,376)	(79,723)	(379,001)
Interest expense	—	1,038	—	(1,595,094)	(3,605,818)
Other income	4,090	8,461	22,027	50,064	19,142,419

Loss before income taxes	(2,372,950)	(3,893,743)	(8,521,523)	(14,230,821)	(262,366,067)
Income taxes	(5,818)	—	(5,818)	—	(70,635)

Net loss	(2,378,768)	(3,893,743)	(8,527,341)	(14,230,821)	(262,436,702)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	(98,445)
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	—	—	—	—	(31,264,677)

Net loss applicable to common stockholders	$(2,378,768)	$(3,893,743)	$(8,527,341)	$(14,230,821)	$(293,799,824)

Basic and diluted net loss per common share	$(0.14)	$(0.25)	$(0.52)	$(0.99)
Shares used to compute basic and diluted net loss per common share	16,585,172	15,327,275	16,273,247	14,408,284

Net loss applicable to common stockholders	$(2,378,768)	$(3,893,743)	(8,527,341)	$(14,230,821)	$(293,799,824)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	2,864	5,345	(2,019)	2	(58,864)

Comprehensive loss	$(2,375,904)	$(3,888,398)	$(8,529,360)	$(14,230,819)	$(293,858,688)

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,		Period from September 26, 2000 (inception) to September 30, 2012
	2012	2011
Operating activities:
Net loss	$(8,527,341)	$(14,230,821)	$(262,436,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	540,385	931,250	50,221,666
amortization of warrant	11,022	—	11,022
Deferred revenue	(768,584)	—	1,731,416
Depreciation and amortization	24,497	33,215	1,969,921
Amortization of premium/discount on investment securities, convertible debt, debt discount and issuance costs	—	752,125	(1,099,365)
Impairment charge, net on investment securities and ARS Put	—	—	1,735,212
Loss on disposal of assets	—	—	10,637
Impairment of sublease	—	—	35,259
Changes in operating assets and liabilities:
Prepaid expenses and other assets	103,108	(43,101)	(474,483)
Accounts payable, income tax payable, accrued expenses and deferred rent	(664,938)	76,826	656,604
Accrued compensation and related expenses	(395,957)	116,218	106,990
Restricted assets	—	(17)	5,982

Net cash used in operating activities	(9,677,808)	$(12,364,305)	(207,525,841)

Investing activities:
Cash paid for acquired business, net of acquired cash	—	—	(2,829,785)
Purchases of investment securities	—	—	(377,205,766)
Maturities or sales of investment securities	—	—	377,918,240
Acquisition of property and equipment	(83,176)	—	(2,360,766)
Investment in joint venture	(680,000)	—	(680,000)
Proceeds from sales of property and equipment	—	—	256,845

Net cash used in investing activities	(763,176)	$—	(4,901,232)

Financing activities:
Proceeds from issuance of common stock and units, net of issuance costs	1,033,764	7,763,146	132,212,386
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	85,572,825
Proceeds from ARS loan	—	—	17,605,485
Net proceeds from debt	—	—	14,670,000
Proceeds from conversion of convertible notes	—	76,473	1,881,253
Purchase of treasury stock, net of employee stock purchases	58,619	8,230	(1,164,868)
Repayments of debt	—	(15,000,000)	(15,000,000)
Repayments of ARS loan	—	—	(17,605,485)

Net cash provided by (used in) financing activities	1,092,383	(7,152,151)	218,171,596

Net increase/ (decrease) in cash and cash equivalents	(9,348,601)	(19,516,456)	5,744,523
Cash and cash equivalents, beginning of period	15,093,124	28,252,204	—

Cash and cash equivalents, end of period	$5,744,523	$8,735,748	$5,744,523

Supplemental disclosure of investing and financing activities:
Proceeds from Issuance of warrants	$—	$2,882,258	$2,882,258
Conversion of convertible preferred stock into common stock upon initial public offering	$—	$—	$43,515,677
Restricted assets, cash unrestricted upon conversion of convertible notes	$—	$76,473	$1,881,815
Supplemental disclosures of cash flow information:
Income taxes paid	$10,952	$12,010	$69,602
Interest paid	$—	$1,088,926	$2,487,343

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

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations and cash flow for the interim periods presented have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other period. For further information, see the financial statements and disclosures thereto for the year ended December 31, 2011 in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2012.

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

Revenue Recognition and Deferred Revenue

In October 2011, we entered into an agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, we are responsible for all costs to be incurred in the performance of these services which are expected to be completed in 2012 and 2013. We assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, which was research and development services. As such, we will recognize as revenue the $2.5 million payment as the research and development services are performed. In the three and nine months ended September 30, 2012 we recorded revenue relating to this agreement of approximately $100,000 and $800,000, respectively. The amount received from Kissei, net of the amount recorded as revenue, is recorded on the balance sheet at September 30, 2012 as deferred revenue.

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

Recent Accounting Pronouncements

Effective January 1, 2012, the Company adopted guidance issued by the Financial Accounting Standards Board, or FASB, concerning presentation and disclosure only for the presentation of comprehensive (loss) income. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations, other than its impact on the presentation of comprehensive (loss) income.

In May 2011, the FASB issued updated accounting guidance that clarifies existing fair value measurements and disclosures, and eliminates differences between GAAP and International Financial Reporting Standards to make convergence guidance more understandable. This guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB, issued guidance to simplify how entities test for goodwill impairment. The updated guidance permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, the updated guidance eliminates the requirement to perform further goodwill impairment testing. This new guidance is effective for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2012, the FASB issued updated guidance to 2011 guidance that permits an assessment of the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. This updated guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

3. Joint Venture

We entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Make-Friend Medicine Technology Co., Ltd. effective September 27, 2011. The joint venture agreement provides for the joint venture company, Zhejiang Sunmy Bio-Medical Co., Ltd. (“Zhejiang Sunmy”), to develop and commercialize MN-221 in China. A sublicense, which will require the consent of the licensor, will be required for us to license MN-221 to Zhejiang Sunmy. In accordance with the joint venture agreement, in March 2012 we paid $680,000 for a 30% interest in Zhejiang Sunmy. The other parties to the joint venture agreement provided funding for their combined 70% interest and are responsible for future funding of Zhejiang Sunmy’s activities. We have not entered into the sublicense of MN-221 with Zhejiang Sunmy as of the date of this report. Zhejiang Sunmy is a variable interest entity for which we are not the primary beneficiary as we do not have a majority of the board seats and we will not have power to direct or significantly influence the actions of the entity. We therefore account for the activities of Zhejiang Sunmy under the equity method whereby we absorb any loss or income generated by Zhejiang Sunmy according to our percentage ownership. At September 30, 2012 we reflect a long-term asset on our consolidated balance sheet which represents our investment in Zhejiang Sunmy, net of our portion of any generated loss or income.

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

The following table presents our financial instruments measured at fair value on a recurring basis classified by the fair value measurements and disclosures valuation hierarchy (in thousands):

	As of September 30, 2012
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$1,717	$1,717	$—	$—

	As of September 30, 2011
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$1,661	$1,661	$—	$—

At September 30, 2012, cash equivalents (instruments with maturities of three months or less at the date of purchase) were primarily invested in money market accounts, the fair value of which is based on Level 1 criteria in which their carrying amount is a reasonable estimate of their fair value based on daily quoted market prices. At September 30, 2012 we did not hold financial instruments measured at fair value on a non-recurring basis.

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

On April 1, 2011, we entered into an agreement with Oxford under which we made an early repayment of the loan in-full and wherein Oxford agreed to waive the early payment penalty of approximately $400,000.

6. Net Loss Per Share

Net loss per common share is presented as basic and diluted net loss per common share. Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per common share when their effect is dilutive. For the three and nine months ended September 30, 2012, 2,200,000 of common stock equivalents and for the three and nine months ended September 30, 2011, 22,857 and 130,733 of common stock equivalents, respectively, were excluded from determining diluted net loss per common share because of their anti-dilutive effect.

Securities excluded from diluted net loss per common share because of their anti-dilutive effect:

	September 30,
	2012	2011
Convertible preferred stock, as converted	2,200,000	2,200,000
Stock options	3,328,981	3,089,182
Warrants	3,128,686	2,998,686

Total	8,657,667	8,287,868

7. Accumulated Other Comprehensive Loss

The table below sets forth the changes to our accumulated other comprehensive loss for the nine months ended September 30, 2012 and September 30, 2011:

	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Beginning balance	$(56,845)	$(55,702)
Foreign currency translation adjustments	(2,019)	2

Ending balance	$(58,864)	$(55,700)

8. Balance Sheet Details

Accrued Expenses

A substantial portion of our ongoing research and development activities are performed under agreements with external service providers, including clinical research organizations which conduct many of our research and development activities. A portion of our ongoing general and administrative activities relate to legal, financial and consulting services. We accrue for costs incurred as the services are provided. Accrued expenses consist of the following:

	September 30, 2012	December 31, 2011
Research and development costs	$407,983	$615,792
Professional services fees	53,635	100,823
Joint venture capital contribution payable	—	650,000
Other	113,519	149,200

	$575,137	$1,515,815

9. Stock-Based Compensation

For the three months ended September 30, 2012 and 2011, stock-based compensation expense related to stock options and the employee stock purchase plan (or ESPP), was approximately $179,000 and $598,000, respectively, and was recorded as a component of general and administrative expense (approximately $111,000 and $483,000, respectively) and research and development expense (approximately $68,000 and $115,000, respectively). For the nine months ended September 30, 2012 and 2011, stock-based compensation expense related to stock options and the employee stock purchase plan (or ESPP), was approximately $540,000 and $931,000, respectively, and was recorded as a component of general and administrative expense (approximately $325,000 and $728,000, respectively) and research and development expense (approximately $215,000 and $203,000, respectively).

During the three months ended September 30, 2012 and 2011, 0 and 921 stock options were exercised, respectively, from which proceeds of approximately $0 and $2,000, respectively were received. During the nine months ended September 30, 2012 and 2011, 60,000 and 32,836 stock options were exercised, respectively, from which proceeds of approximately $138,000 and $76,000, respectively, were received. As of September 30, 2012, there was $2.0 million of unamortized compensation expense related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 1.50 years.

During the three and nine months ended September 30, 2012, respectively, options to purchase 735,000 shares of common stock and 750,000 shares of common stock were granted. During the three and nine months ended September 30, 2011, respectively, options to purchase 1,412,000 shares of common stock and 1,416,000 shares of common stock were granted. The exercise price of the options granted was equal to market value on the date of grant.

As share-based compensation expense recognized in the accompanying consolidated statements of operations and comprehensive loss included expense related to stock option awards ultimately expected to vest, such expense should be reduced for estimated forfeitures. The authoritative guidance for compensation expense requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As we have a small number of employees, we did not estimate any forfeitures during 2011, or during the nine months ended September 30, 2012. We will adjust our stock-based compensation expense should any forfeitures occur.

The MediciNova, Inc. 2007 ESPP permits full-time employees to purchase our common stock through payroll deductions (not to exceed 15% of each employee’s compensation) at the lower of 85% of fair market value at the beginning or the end of each six-month ESPP offering period. For the three and nine months ended September 30, 2012, the number of shares of common stock issued under the ESPP were 19,864 and 35,414 for the three and nine months ended September 30, 2011, the number of shares of common stock issued under the ESPP were 2,309 and 4,135. Shares of common stock available for future issuance at September 30, 2012 and 2011 were 249,578 and 269,992, respectively.

The Company uses the Black-Scholes option valuation model for determining the estimated fair value and the stock-based compensation for stock-based awards to employees. The following table provides the assumptions used in the Black-Scholes option-pricing model for the three and nine months ended September 30, 2012 and 2011. The ESPP assumptions for the three months ended September 30, 2012 and 2011 are actual amounts, and for the nine months ended September 30, 2012 and 2011 are weighted average amounts.

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Stock Options assumptions:
Risk-free interest rate	0.62%	0.71%	0.62%	0.70%
Expected volatility of common stock	82.22%	77.71%	82.14%	77.81%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	5.31	4.40	5.30	4.40
ESPP assumptions:
Risk-free interest rate	0.16%	0.12%	0.34%	0.13%
Expected volatility of common stock	74.34%	78.00%	75.52%	78.00%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	0.5	0.5	0.5	0.5

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

11. Commitments and Contingencies

Legal Proceedings

On March 3, 2011, we received a letter in which certain allegations were made from a former employee who had been terminated in January 2011 pursuant to a planned reduction-in-force. On July 8, 2011, the former employee filed a lawsuit in the Superior Court of the State of California, County of San Diego, asserting certain claims related to the Company’s work environment and the employee’s termination, and on December 12, 2011 the court granted our motion to compel arbitration. On August 1, 2012, the arbitrator stayed all proceedings to allow the plaintiff time to obtain new counsel. The plaintiff has since obtained new counsel and the arbitrator has continued the stay to allow the parties to mutually determine what to do with documents and property held by the plaintiff’s former counsel. We have engaged legal counsel in this matter, and based on our current assessment, we do not expect its outcome to have a material adverse effect on our business, financial condition or results of operations.

We may become involved in various other disputes and legal proceedings which arise in the ordinary course of business. Our assessment of the likely impact of our pending litigation may change over time. An adverse result in any of these matters may occur which could harm our business and result in a material liability.

12. Stockholders’ Equity

Stock Options

We grant stock options to our employees, officers, directors and consultants under the MediciNova, Inc. Amended and Restated 2004 Stock Incentive Plan. A summary of the changes in stock options outstanding during the nine months ended September 30, 2012 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2011	3,092,671	$5.52
Granted	750,000	2.01
Exercised	60,000	2.30
Cancelled	453,690	4.57

Outstanding at September 30, 2012	3,328,981	$4.90

Exercisable at September 30, 2012	2,018,340	$6.41

There was no aggregate intrinsic value of stock options outstanding and options exercisable at September 30, 2012. The weighted average contractual life of options outstanding at September 30, 2012 was 7.5 years and the weighted average contractual life of exercisable options at September 30, 2012 was 6.3 years.

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

Common Stock Purchase Agreement

On August 20, 2012, we entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire”) pursuant to which the Company may sell to Aspire, and Aspire would be obligated to purchase, up to an aggregate of $20 million of our common stock over the two year term of the agreement. Daily sales of our common stock to Aspire are subject to certain limitations and the per share sales price is based on closing stock prices at or near each transaction date. Our net proceeds will depend on the frequency and number of shares of our common stock sold to Aspire and the per share purchase price of each transaction. We may, on any business day over term of the agreement, direct Aspire to purchase up to 50,000 shares, to a maximum of $500,000 per business day. The purchase price shall be the lower of the lowest sale price of the Company’s common stock on the date of the sale, or the average of the three lowest closing stock prices during the 12 consecutive business days ending on the business day immediately preceding the purchase date. In addition, Medicinova may on any business day over the term of the Agreement, direct Aspire to make a volume-weighted average purchase (“VWAP”) of stock not to exceed 15% (which limitation may be increased up to 30% by the mutual agreement of the parties) of the aggregate shares of our stock traded on the next business day, the purchase price of which shall be the lower of the closing price on the date of the sale, or 95% of the next business day’s Nasdaq volume weighted average price, subject to a minimum market price threshold established by us and certain other exceptions. We initially issued 363,636 shares of our common stock to Aspire as consideration for entering into the agreement. As of November 7, 2012 the Company has completed sales totaling 656,060 shares of common stock at prices ranging from $1.65 to $1.92 per share and generating gross proceeds of $1.1 million.

The agreement with Aspire provides Aspire certain termination rights, including rights under an event of default as defined therein, under which the Company may not require and Aspire would not be obligated to purchase any shares of our common stock. The Company and Aspire may also not effect any sales under the agreement on any purchase date where the closing price of our common stock is less than $1.00 per share.

Issuance of Warrant

On August 22, 2012, we issued a warrant in exchange for investor relations services to purchase up to 130,000 of our common shares at a price of $1.88 per share, the closing price of our common stock on that date. The warrant contains provisions whereby the warrant becomes exercisable for specified shares of our common stock as a result of our stock achieving certain share price targets within a 15 month period beginning on August 22, 2012. The warrant expires in five years. The warrant is valued at its fair value of approximately $100,000 on August 22, 2012, is classified as equity and as a prepaid expense, and is being amortized over the one year period beginning August 22, 2012.

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

We have sustained operating losses since our inception. At September 30, 2012, our accumulated deficit from inception was $293.8 million, including $50.2 million of non-cash stock-based compensation expenses related to stock-based awards to employees. We expect to incur substantial operating losses for at least the next several years as we continue to invest in certain of our existing product development programs. We may also incur substantial losses over the long-term if we expand our research and product development programs and/or acquire or in-license products, technologies or businesses that are complementary to our own. While there can be no assurances given, we believe that our working capital at September 30, 2012, will be sufficient to fund our operations through March 31, 2013, assuming that we operate our business in accordance with our current operating plan and do not commence any new clinical trials. This belief is based on assumptions that could prove to be wrong, and we could utilize our available working capital sooner than we currently expect. If adequate funds are not available, we may be required to delay, reduce the scope of or terminate one or more of our product development programs, and/or implement significant operating cost reductions. Certain operating cost reductions could result in the termination of license rights related to any of our product candidates. We have had, and continue to have, an ongoing need to raise additional cash from outside sources to fund our operations. As discussed further below, on August 20, 2012 we entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire”) pursuant to which the Company may sell to Aspire, and Aspire would be obligated to purchase, up to an aggregate of $20 million of our common stock over the two year term of the agreement.

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

At present, we are focusing our resources on the following prioritized product development programs:

•

MN-221 for the treatment of acute exacerbations of asthma and COPD exacerbations, for which we initiated a Phase 2 clinical trial (MN-221-CL-007) in the first quarter of 2009 to evaluate the safety and efficacy of MN-221 in patients with acute exacerbations of asthma treated in the emergency room. On March 21, 2012, we announced completion of the 176 patient enrollment of the Phase 2 MN-221-CL-007 clinical trial and on May 23, 2012, we announced that preliminary trial results did not statistically meet the primary endpoint, improvement in FEV1 (Forced Expiratory Volume in One Second) compared to placebo. On October 22, 2012 we met with the FDA to review future development of this product candidate. Although discussions have not been finalized, during the meeting the FDA identified the risk/benefit profile of MN-221 as a focal point for any further development of MN-221 and advised that a reduction in hospitalizations would need to be a pivotal trial primary endpoint. We are considering the design, costs and timing of potential future clinical trials of MN-221 and will determine its development strategy following the completion of our review. In 2010 we completed MN-221 COPD development, which included a Phase 1b clinical trial in patients with stable, moderate to severe COPD. In the first quarter of 2012 we initiated an additional Phase 1b/2a COPD clinical trial (MN-221–CL-012), and on August 23, 2012 we announced positive preliminary trial results.

•

MN-166, an ibudilast-based product development, for which we continue to pursue discussions with potential partners and other strategic collaborations. An MN-166 Phase 2 clinical trial in MS was completed in Eastern Europe in 2008 wherein positive safety and neuroprotective efficacy indicators were obtained, thus, directing next stage development towards a Phase 2b progressive MS indication. Limited animal safety and product manufacturing and stability development has been completed. In the area of drug addiction, a Phase 1b/2a opioid withdrawal clinical trial funded by the National Institute on Drug Abuse, or NIDA, was completed at the end of 2010. A Phase 1b NIDA-funded clinical trial in methamphetamine-dependent volunteers with expert investigators at UCLA initiated in the fourth quarter of 2010 and is currently enrolling patients. A headache and pain specialist in Australia initiated an investigator sponsored Phase 2 clinical trial of MN-166 as a potential new pharmacotherapy for medication overuse headache that is expected to complete enrollment at the end of 2012. In September 2012 we announced approval and funding by NIDA of a Phase 2 clinical trial studying the use of MN-166 for the treatment of methamphetamine addiction. In partnership with UCLA, this clinical trial will build on the ongoing UCLA MN-166 Phase 1b safety trial. We intend to enter into additional strategic alliances to support further clinical development of MN-166.

Upon completion of proof-of-concept Phase 2 clinical trials, we intend to enter into strategic alliances with leading pharmaceutical or biotech companies to support further clinical development, and plan to maintain certain commercialization rights in selected markets. Depending on decisions we may make as to further development of MN-221, we may seek to raise addition capital and/or enter into a collaboration. We may also pursue potential partners and potential acquirers of license rights to our programs in markets outside the U.S. In addition, we continue to limit activities for the balance of our existing product development programs in order to focus on our prioritized product development programs. For our remaining product development programs, we plan to conduct development activities only to the extent deemed necessary to maintain our license rights or maximize value while pursuing a variety of initiatives to monetize such programs.

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

Our consolidated financial statements include Avigen’s operations following the completion of the acquisition. We recorded $4.8 million of IPR&D related to Avigen’s AV411 asset and we recorded $9.6 million of goodwill related to the excess purchase price over the assigned values of the net assets acquired. The goodwill was primarily a result of the conversion feature related to the convertible notes issued pursuant to the acquisition agreement. Our annual test date for IPR&D and goodwill impairment is December 31. We operate as one reporting segment and during the nine months ended September 30, 2012 and through the date of this report, there were no triggering events, market conditions or other factors such as adverse clinical trial results that would indicate possible or actual impairment of IPR&D or goodwill.

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

On April 1, 2011, we entered into an agreement with Oxford, under which we made an early repayment of the loan in-full and wherein Oxford waived the prepayment penalty of approximately $400,000.

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

Common Stock Purchase Agreement

On August 20, 2012, we entered into a common stock purchase agreement with Aspire pursuant to which the Company may sell to Aspire, and Aspire would be obligated to purchase, up to an aggregate of $20 million of our common stock over the two year term of the agreement. Daily sales of our common stock to Aspire are subject to certain limitations and the per share sales price is based on closing stock prices at or near each transaction date. Our net proceeds will depend on the frequency and number of shares of common stock sold to Aspire and the per share purchase price of each transaction. We may, on any business day over term of the agreement, direct Aspire to purchase up to 50,000 shares, to a maximum of $500,000 per business day. The purchase price shall be the lower of the lowest sale price of the Company’s common stock on the date of the sale, or the average of the three lowest closing stock prices during the 12 consecutive business days ending on the business day immediately preceding the purchase date. In addition, Medicinova may on any business day over the term of the Agreement, direct Aspire to make a volume-weighted average purchase (“VWAP”) of stock not to exceed 15% (which limitation may be increased up to 30% by the mutual agreement of the parties) of the aggregate shares of our stock traded on the next business day, the purchase price of which shall be the lower of the closing price on the date of the sale, or 95% of the next business day’s Nasdaq volume weighted average price, subject to a minimum market price threshold established by us and certain other exceptions. We initially issued 363,636 shares of our common stock to Aspire as consideration for entering into the agreement. As of November 7, 2012 the Company has completed sales totaling 656,060 shares of common stock at prices ranging from $1.65 to $1.92 per share and generating gross proceeds of $1.1 million.

The agreement with Aspire provides Aspire certain termination rights, including rights under an event of default as defined therein, under which the Company may not require and Aspire would not be obligated to purchase any shares of our common stock. The Company and Aspire may also not effect any sales under the agreement on any purchase date where the closing price of our common stock is less than $1.00 per share.

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

Revenues and Cost of Revenues

In the three and nine months ended September 30, 2012, we recorded revenue relating to the Kissei services agreement of approximately $100,000 and $800,000, respectively, based on the development services we performed during that period. All expenses incurred during the nine months ended September 30, 2012, related to these development services have been recorded as research and development expenses. In addition to the revenue recorded in the nine months ended September 30, 2012, our revenues to date have been from development services revenues under service agreements pursuant to which we billed consulting fees and our pass-through clinical contract costs. The primary costs associated with these revenues were the clinical contract costs we incurred and passed-through to our customers.

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

The following table summarizes our research and development expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Unallocated” category (in thousands):

Product Candidate	Product Development Program	Three months ended September 30,		Nine months ended September 30,
		2012	2011	2012	2011
MN-221	Acute exacerbations of asthma/COPD	$673	$1,219	$3,185	$4,651
MN-166	Multiple sclerosis/other CNS disorders	154	202	471	629
MN-001	Bronchial asthma	9	20	164	51
MN-001	Interstitial cystitis	—	7	34	23
MN-029	Solid tumors	26	43	90	87
MN-305	Generalized Anxiety Disorder/insomnia	—	—	2	1
MN-221	Preterm labor	—	1	—	2
MN-246	Urinary incontinence	1	—	6	3
MN-447	Thrombotic disorders	—	(9)	6	38
MN-462	Thrombotic disorders	—	—	—	—
Unallocated		10	197	277	859

Total research and development		$873	$1,680	$4,235	$6,344

We have in recent years focused our resources on the development of our two prioritized product development programs, MN-221 for the treatment of acute exacerbations of asthma and COPD exacerbations, and MN-166 for the treatment of methamphetamine and opioid addiction, progressive MS and medication overuse headache. Since 2007 the Company has funded a significant portion of MN-221 development while proceeding with external grant funded MN-166 trials. We are currently considering certain MN-166 development opportunities to advance the ibudilast-based development program. On May 23, 2012 we announced preliminary trial results of the Phase 2 MN-221-CL-007 clinical trial for the treatment of acute exacerbations of asthma. On August 23, 2012 we announced preliminary trial results of an additional Phase 1b/2a COPD MN-221–CL-012 clinical trial. On October 22, 2012 we met with the FDA to review future development of this product candidate. Although discussions have not been finalized, during the meeting the FDA identified the risk/benefit profile of MN-221 as a focal point for any further development of MN-221 and advised that a reduction in hospitalizations would need to be a pivotal trial primary endpoint. We are considering the design, costs and timing of potential future clinical trials of MN-221 and will determine its development strategy following the completion of our review. Our research and development expenses may increase in connection with clinical trials related to our two prioritized product development programs, and any other development activities that we may initiate.

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

Other Expense

Other expense consists of accretion related to the convertible notes, amortization of debt issuance costs paid to third parties, losses from the joint venture accounted for under the equity method, and net foreign exchange gains and losses related to vendor invoices denominated in foreign currencies to the extent that there are differences between the exchange rate at the transaction date and the exchange rate at the invoice settlement date, or the balance sheet date if the transaction had not yet been settled.

Interest Expense

Interest expense consists of interest charged on our long-term debt based on the effective interest method and amortization of debt discount. In the first three quarters of 2012, we held no debt and had no interest expense.

Other Income

Other income consists of interest earned on our cash, cash equivalents and investments.

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2011

Revenues

Revenue for the three months ended September 30, 2012 was approximately $100,000. There was no revenue for the three months ended September 30, 2011. The revenue recorded in the third quarter of 2012 related to the development services we performed under the Kissei services agreement during that period.

Research and Development

Research and development expenses for the three months ended September 30, 2012 were approximately $900,000, a decrease of approximately $800,000 when compared to $1.7 million for the three months ended September 30, 2011. This decrease in research and development expenses primarily related to a decrease of approximately $700,000 in spending on MN-221 due primarily to the completion of the CL-007 clinical trial in March, 2012, and a decrease of approximately $200,000 in employee compensation expense including approximately $50,000 related to stock based compensation, partially offset by an increase in spending of approximately $100,000 for our MN-221-CL-012 clinical trial.

General and Administrative

General and administrative expenses for the three months ended September 30, 2012 were $1.6 million, a decrease of approximately $600,000 when compared to $2.2 million for the three months ended September 30, 2011. This decrease in general and administrative expenses was due primarily to an approximately $600,000 decrease in employee compensation expense including approximately $400,000 related to stock-based compensation.

Other Expense

Other expense for the three months ended September 30, 2012 was approximately $14,000, as compared to approximately $4,000 for the three months ended September 30, 2011. In the third quarter of 2012, other expense consisted of losses from the joint venture accounted for under the equity method and net foreign exchange losses related to vendor invoices denominated in foreign currencies.

Interest Expense

Interest expense for the three months ended September 30, 2011 was approximately $1,000, consisting of a write-off of debt related costs pursuant to the early repayment of our debt with Oxford. In the third quarter of 2012, we held no debt and had no interest expense.

Other Income

Other income for the three months ended September 30, 2012 was approximately $4,000, as compared to approximately $8,000 for the three months ended September 30, 2011. The decrease is due to a decrease in interest income on lower cash equivalents.

Comparison of the Nine months ended September 30, 2012 and 2011

Revenues

Revenue for the nine months ended September 30, 2012 was approximately $800,000. There was no revenue for the nine months ended September 30, 2011. The revenue recorded in 2012 related to the development services we performed under the Kissei services agreement during that period.

Research and Development

Research and development expenses for the nine months ended September 30, 2012 were $4.2 million, a decrease of $2.1 million when compared to $6.3 million for the nine months ended September 30, 2011. This decrease in research and development expenses primarily related to a decrease of $2.7 million in spending on MN-221 primarily to the completion of the CL-007 clinical trial in March 2012, and a decrease in spending of approximately $200,000 for MN-166, partially offset by an increase in spending of $1.3 million for our MN-221–CL-012 clinical trial and decreases in unallocated employee compensation, occupancy and legal costs totaling approximately $500,000.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2012 were $5.1 million, a decrease of $1.2 million when compared to $6.3 million for the nine months ended September 30, 2011. This decrease in general and administrative expenses was due primarily to $1.2 million decrease in employee compensation expense including approximately $600,000 related to stock based compensation.

Other Expense

Other expense for the nine months ended September 30, 2012 was approximately $19,000, as compared to approximately $80,000 for the nine months ended September 30, 2011. In 2011, other expense primarily consisted of accretion related to convertible notes and amortization of debt issuance costs paid to third parties. In 2012, other expense consisted of losses from the joint venture accounted for under the equity method according to our percentage ownership, and net foreign exchange losses related to vendor invoices denominated in foreign currencies. We held no debt or convertible notes in 2012.

Interest Expense

Interest expense for the nine months ended September 30, 2011 was $1.6 million and consisted of interest on our debt under the effective interest method and write-off of debt related costs pursuant to the early repayment of our debt with Oxford. In 2012, we held no debt and had no interest expense.

Other Income

Other income for the nine months ended September 30, 2012 was approximately $22,000, as compared to approximately $50,000 for the nine months ended September 30, 2011. The decrease is due to a decrease in interest income on lower cash equivalents.

Liquidity and Capital Resources

We incurred losses of $2.4 million and $8.5 million for the three and nine months ended September 30, 2012, and we have incurred losses of $17.7 million, $20.2 million and $20.4 million for the years ended December 31, 2011, 2010, and 2009, respectively. We have an accumulated deficit of $293.8 million as of September 30, 2012. Additionally, we have used net cash of $9.7 million, $13.3 million, $17.7 million and $17.0 million to fund our operating activities for the nine months ended September 30, 2012 and for the years ended December 31, 2011, 2010, and 2009, respectively. Our operating losses to date have been funded primarily through the private placement of our equity securities, the public sale of our common stock, long-term debt, development agreements with partners and the exercise of founders’ warrants, net of treasury stock repurchases.

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

In October 2011, we entered into an agreement with Kissei to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. We are responsible for all costs incurred in the performance of these services which are expected to be completed in 2012 and 2013. We assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, which was research and development services. As such, we will recognize as revenue the $2.5 million payment as the research and development services are performed. In the three and nine months ended September 30, 2012 we recorded revenue relating to this agreement of approximately $100,000 and $ 800,000, respectively. The amount received from Kissei net of the amount recorded as revenue is included on the balance sheet at September 30, 2012 as deferred revenue.

On August 20, 2012 we entered into a common stock purchase agreement with Aspire, pursuant to which the Company may sell to Aspire, and Aspire would be obligated to purchase, up to an aggregate of $20 million of our common stock over the two year term of the agreement. Daily sales of our common stock to Aspire are subject to certain limitations and the per share sales price is based on closing stock prices at or near each transaction date. Our net proceeds will depend on the frequency and number of shares of our common stock sold to Aspire and the per share purchase price of each transaction. We may, on any business day over term of the agreement, direct Aspire to purchase up to 50,000 shares, to a maximum of $500,000 per business day. The purchase price shall be the lower of the lowest sale price of the Company’s common stock on the date of the sale, or the average of the three lowest closing stock prices during the 12 consecutive business days ending on the business day immediately preceding the purchase date. In addition, Medicinova may on any business day over the term of the Agreement, direct Aspire to make a volume-weighted average purchase (“VWAP”) of stock not to exceed 15% (which limitation may be increased up to 30% by the mutual agreement of the parties) of the aggregate shares of our stock traded on the next business day, the purchase price of which shall be the lower of the closing price on the date of the sale, or 95% of the next business day’s Nasdaq volume weighted average price, subject to a minimum market price threshold established by us and certain other exceptions. We initially issued 363,636 shares of our common stock to Aspire as consideration for entering into the agreement. As of November 7, 2012 the Company has completed sales totaling 656,060 shares of common stock at prices ranging from $1.65 to $1.92 per share and generating gross proceeds of $1.1 million.

The agreement with Aspire provides Aspire certain termination rights, including rights under an event of default as defined therein, under which the Company may not require and Aspire would not be obligated to purchase any shares of our common stock. The Company and Aspire may also not effect any sales under the agreement on any purchase date where the closing price of our common stock is less than $1.00 per share.

Our current cash and cash equivalents are our principal sources of liquidity. We utilize our cash and cash equivalents to fund our operations, including research and development of our product development candidates and clinical trials. While there can be no assurances given, we believe our working capital at September 30, 2012 will be sufficient to fund our operations through March 31, 2013, assuming that we operate our business in accordance with our current operating plan and do not commence any new clinical trials. This belief is based on assumptions that could prove to be wrong, and we could utilize our available capital working capital sooner than we currently expect. We have had, and continue to have, an ongoing need to raise additional cash from outside sources to fund our operations. We have a history of raising capital through equity and debt, and management plans to continue its efforts to finance operations with equity issuances, debt arrangements, or a combination thereof. If adequate funds are not available, we might be required to delay, reduce the scope of or terminate one or more of our product development programs and/or implement other operating cost reductions, any of which could result in the termination of license rights related to any of our product candidates.

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

Cash and cash equivalents as of September 30, 2012 were $5.7 million and were primarily invested in money market interest bearing accounts and money market funds. A hypothetical 10% adverse change in the average interest rate on our cash and cash equivalents would have had no material effect on net loss for the three and nine months ended September 30, 2012.

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

On March 3, 2011, we received a letter in which certain allegations were made from a former employee who had been terminated in January 2011 pursuant to a planned reduction-in-force. On July 8, 2011, the former employee filed a lawsuit in the Superior Court of the State of California, County of San Diego, asserting certain claims related to the Company’s work environment and the employee’s termination, and on December 12, 2011, the court granted our motion to compel arbitration. On August 1, 2012, the arbitrator stayed all proceedings to allow the plaintiff time to obtain new counsel. The plaintiff has since obtained new counsel and the arbitrator has continued the stay to allow the parties to mutually determine what to do with documents and property held by the plaintiff’s former counsel. We have engaged legal counsel in this matter. Based on our current assessment, we do not expect its outcome to have a material adverse effect on our business, financial condition and results of operations.

We may become involved in various other disputes and legal proceedings which arise in the ordinary course of business. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any of these matters may occur which could harm our business.

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

If we are unable to develop viable future development options for MN-221, we may be unable to develop and commercialize this product candidate.

Following our May 23, 2012 announcement that preliminary trial results of the Phase 2 MN-221-CL-007 clinical trial did not statistically meet the primary endpoint, improvement in FEV1 (Forced Expiratory Volume in One Second) compared to placebo, we scheduled an End-of-Phase 2 meeting with the FDA pertaining to the future development of MN-221. On October 22, 2012 we met with the FDA to review future development of this product candidate. During the meeting the FDA identified the risk/benefit profile of MN-221 as a focal point for any further development of MN-221 and advised that a reduction in hospitalizations would need to be a pivotal trial primary endpoint. We are considering the design, costs and timing of potential future clinical trials of MN-221 and will determine its development strategy following the completion of our review. Accordingly, our potential future development costs and timeline for completing development of MN-221 for the treatment of acute exacerbations of asthma are uncertain at this time.

ITEM 6.	EXHIBITS.

Exhibit Number		Description
2.1	(3)	Agreement and Plan of Merger among Registrant, Absolute Merger, Inc. and Avigen, Inc. (attached as Annex A to the joint proxy statement/prospectus), dated as of August 20, 2009.

3.1	(7)	Restated Certificate of Incorporation of the Registrant, as amended.

3.2	(1)	Amended and Restated Bylaws of the Registrant.

3.3	(5)	Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock.

4.1	(2)	Specimen of Common Stock Certificate.

4.2	(1)	Amended and Restated Registration Rights Agreement among the Registrant, its founders and the investors named therein, dated September 2, 2004.

4.3	(3)	Form of Indenture by and between Registrant and American Stock Transfer and Trust Company, LLC (attached as Annex C to the joint proxy statement/prospectus).

Exhibit Number		Description
4.4	(3)	Form of Convertible Note (included in Exhibit 4.3).

4.5	(4)	Warrant dated May 10, 2010 issued to Oxford Finance Corporation.

4.6	(6)	Form of Warrant to Purchase Common Stock.

4.7	(8)	Registration Rights Agreement between the Registrant and Aspire Capital Fund, LLC, dated August 20, 2012.

4.8		Warrant dated August 22, 2012 issued to Redington, Inc., as amended.

4.9	(9)	Registration Rights Agreement between the Registrant and Redington, Inc., dated August 22, 2012.

10.1	(8)	Common Stock Purchase Agreement, between the Company and Aspire Capital Fund, LLC., dated as of August 20, 2012.

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended September 30, 2012.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended September 30, 2012.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	(*)	The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 filed October 1, 2004 and incorporated herein by reference.
(2)	Filed with the Registrant’s Current Report on Form 10-K filed February 15, 2007 and incorporated herein by reference.
(3)	Filed with the Registrant’s Registration Statement on Form S-4 initially filed September 17, 2009 and incorporated herein by reference.
(4)	Filed with the Registrant’s Current Report on Form 8-K filed May 14, 2010 and incorporated herein by reference.
(5)	Filed with the Registrant’s Current Report on Form 8-K filed September 27, 2011 and incorporated herein by reference.
(6)	Filed with the Registrant’s Current Report on Form 8-K filed March 24, 2011 and incorporated herein by reference.
(7)	Filed with the Registrant’s Current Report on Form 10-Q filed August 9, 2012 and incorporated herein by reference.
(8)	Filed with the Registrant’s Current Report on Form 8-K filed August 21, 2012 and incorporated herein by reference.
(9)	Filed with the Registrant’s Current Report on Form 8-K filed August 22, 2012 and incorporated herein by reference.
(*)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: November 8, 2012	By:	/S/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D. President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ MICHAEL GENNARO
Michael Gennaro Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number		Description
2.1	(3)	Agreement and Plan of Merger among Registrant, Absolute Merger, Inc. and Avigen, Inc. (attached as Annex A to the joint proxy statement/prospectus), dated as of August 20, 2009.

3.1	(7)	Restated Certificate of Incorporation of the Registrant, as amended.

3.2	(1)	Amended and Restated Bylaws of the Registrant.

3.3	(5)	Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock.

4.1	(2)	Specimen of Common Stock Certificate.

4.2	(1)	Amended and Restated Registration Rights Agreement among the Registrant, its founders and the investors named therein, dated September 2, 2004.

4.3	(3)	Form of Indenture by and between Registrant and American Stock Transfer and Trust Company, LLC (attached as Annex C to the joint proxy statement/prospectus).

4.4	(3)	Form of Convertible Note (included in Exhibit 4.3).

4.5	(4)	Warrant dated May 10, 2010 issued to Oxford Finance Corporation.

4.6	(6)	Form of Warrant to Purchase Common Stock.

4.7	(8)	Registration Rights Agreement between the Registrant and Aspire Capital Fund, LLC, dated August 20, 2012.

4.8		Warrant dated August 22, 2012 issued to Redington, Inc., as amended.

4.9	(9)	Registration Rights Agreement between the Registrant and Redington, Inc., dated August 22, 2012.

10.1	(8)	Common Stock Purchase Agreement, between the Company and Aspire Capital Fund, LLC., dated as of August 20, 2012.

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended September 30, 2012.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended September 30, 2012.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	(*)	The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 filed October 1, 2004 and incorporated herein by reference.
(2)	Filed with the Registrant’s Current Report on Form 10-K filed February 15, 2007 and incorporated herein by reference.
(3)	Filed with the Registrant’s Registration Statement on Form S-4 initially filed September 17, 2009 and incorporated herein by reference.
(4)	Filed with the Registrant’s Current Report on Form 8-K filed May 14, 2010 and incorporated herein by reference.
(5)	Filed with the Registrant’s Current Report on Form 8-K filed September 27, 2011 and incorporated herein by reference.
(6)	Filed with the Registrant’s Current Report on Form 8-K filed March 24, 2011 and incorporated herein by reference.
(7)	Filed with the Registrant’s Current Report on Form 10-Q filed August 9, 2012 and incorporated herein by reference.
(8)	Filed with the Registrant’s Current Report on Form 8-K filed August 21, 2012 and incorporated herein by reference.
(9)	Filed with the Registrant’s Current Report on Form 8-K filed August 22, 2012 and incorporated herein by reference.
(*)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.