Form 10-K
period 2012-12-31
MEDICINOVA INC
filed 2013-03-28
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-33185

MEDICINOVA, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0927979
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4275 Executive Square, Suite 650, La Jolla, CA	92037
(Address of Principal Executive Offices)	(Zip Code)

(858) 373-1500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

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

Large accelerated filer  [    ]  Accelerated filer  [    ]  Non-accelerated filer  [    ]  Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  [    ]  No  [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $22,014,000 based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $1.63 per share on June 29, 2012. Shares of common stock held by each executive officer and director and each person who beneficially owns 10% or more of the outstanding common stock have been excluded from this calculation. This determination of affiliate status may not be conclusive for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 27, 2013 was 18,244,502.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2013 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

MEDICINOVA, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2012

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

Item 1. Business

Overview

We are a development stage biopharmaceutical company focused on developing novel, small molecule therapeutics for the treatment of serious diseases with unmet medical needs with a commercial focus on the U.S. market. We are currently focusing our development activities on MN-166, an ibudilast-based drug candidate for the treatment of neurological disorders, and obtaining additional funding to advance clinical trial development of MN-221, a novel, highly selective ß2 -adrenergic receptor agonist being developed for the treatment of acute exacerbations of asthma and chronic obstructive pulmonary disease, or COPD.

We completed a Phase 2 clinical trial of MN-166 for the treatment of multiple sclerosis (MS) in 2008. Positive safety and neuroprotective efficacy indicators were observed in that trial and we are seeking collaborations to resume a clinical development program for the treatment of progressive multiple sclerosis. In the area of drug dependence, in 2010, investigators at Columbia University and the New York State Psychiatric Institute completed a double blinded, placebo controlled, Phase 1b/2a opioid withdrawal clinical trial that was funded by the National Institute on Drug Abuse, or NIDA. Investigators at Columbia and the New York State Psychiatric Institute recently commenced a NIDA funded, double blinded, placebo controlled, Phase 2a clinical trial to determine the effect of MN-166 for the withdrawal treatment of patients addicted to prescription opioids or heroin. This trial is expected to proceed through mid-2014 and, assuming a positive outcome, is expected to be followed by a Phase 2 trial for opioid dependence. Investigators at UCLA recently completed enrollment of a Phase 1b NIDA funded clinical trial of MN-166 in methamphetamine-dependent volunteers. We expect results from the trial to be announced in the second quarter of 2013. In September 2012 we announced approval and funding by NIDA of a Phase 2 clinical trial studying the use of MN-166 for the treatment of methamphetamine addiction. In collaboration with UCLA, this clinical trial will build on the UCLA Phase 1b trial. A Phase 2 investigator sponsored clinical trial of MN-166 in the treatment of chronic medication overuse headache (MOH) pain has been initiated by a headache and pain specialist in Australia and is expected to be completed by mid-2013. We have provided supplies of MN-166 and safety and regulatory support for the drug dependence trials and MOH trial. We intend to complement additional grant supported clinical development with targeted MediciNova support.

We completed a Phase 2 clinical trial of MN-221 for the treatment of acute exacerbations of asthma treated in the emergency room in 2012 and conducted an End-of-Phase 2 meeting with the U.S. Food and Drug Administration, or FDA, in October 2012. We plan to conduct the MN-221 program according to the feedback received from the FDA following the End-of-Phase 2 meeting. In that meeting, the FDA identified the risk/benefit profile of MN-221 as a focal point for further development and advised that a clinical outcome, such as a reduction in hospitalizations, would need to be a pivotal trial primary endpoint. Previously completed Phase 2 studies have evaluated the potential for MN-221 to reduce hospitalizations due to acute exacerbations of asthma. We believe the appropriate clinical development for MN-221 will involve conducting dose regimen and acute exacerbations of asthma trial design optimization studies prior to commencing pivotal trials. Currently, we are working to address the manufacturing requirements before further clinical development is commenced. In the area of COPD exacerbations, we have completed two Phase 1b clinical trials of MN-221. We have determined that any future MN-221 clinical trial development will be partner-dependent from a funding perspective.

Including MN-166 and MN-221 and our other product development programs, we have acquired licenses to eight compounds for the development of ten product candidates which include clinical development for the treatment of acute exacerbations of asthma, MS and other central nervous system (CNS) disorders, bronchial asthma, interstitial cystitis (IC), solid tumor cancers, generalized anxiety disorders/insomnia, preterm labor and urinary incontinence.

Our Strategy

Our goal is to build a sustainable biopharmaceutical business through the successful development of differentiated products for the treatment of serious diseases with unmet medical needs in high-value therapeutic areas. Our focus is on the U.S. market. Key elements of our strategy are as follows:

•

Pursue the development of MN166 for multiple potential indications primarily through non-dilutive financings. We intend to advance our diverse MN-166 (ibudilast) program through a combination of investigator sponsored trials and trials funded through government grants or private and public grants. In addition to providing drug supply and safety regulatory support, we may fund portions of the investigator or consortium sponsored trials. For example, we intend to increase our financial participation in the Phase 2 clinical trial of MN-166 for the treatment of methamphetamine addiction that investigators at UCLA will conduct primarily with funding from NIDA. We intend to enter into additional strategic alliances to support further clinical development of MN-166.

•

Strategically partner with one or more leading pharmaceutical companies to complete late stage product development and successfully commercialize our products. We develop and maintain relationships with pharmaceutical therapeutic area leaders. Upon completion of proof-of-concept Phase

2 clinical trials, we intend to enter into strategic alliances with leading pharmaceutical companies who seek late stage product candidates, such as MN-221, to support further clinical development and product commercialization.

Product Development Programs

Our product development programs address diseases that we believe are not well served by currently available therapies and represent significant commercial opportunities. We believe that we have product candidates that offer innovative therapeutic approaches that may provide significant advantages relative to current therapies.

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

Following are the details of our product development programs:

MN-166 (Ibudilast)

MN-166 is a novel, first-in-class, non-opioid drug for the treatment of several indications with potentially large addressable patient populations including drug addiction, progressive MS and pain. MN-166 is a relatively potent and selective inhibitor of macrophage migration inhibitory factor (MIF) and phosphodiesterases (PDEs) -4 and -10. It is a first-in-class, orally bioavailable small molecule, glial attenuator that suppresses pro-inflammatory cytokines IL-1ß, TNF-a, and IL-6, and may increase the release of the anti-inflammatory cytokine IL-10 and neuroprotective growth factors (e.g. GDNF). It has additionally been shown to be a toll-like receptor 4 (TLR4) functional antagonist, which property may contribute to its attenuation of neuroinflammation. While considered a New Molecular Entity, or NME, in the U.S. and Europe, ibudilast was first approved in Japan more than 20 years ago for the treatment of cerebrovascular disorders and bronchial asthma. Ibudilast has been prescribed to over three million patients and has an established post-marketing safety profile as reported in nearly 15,000 patients studied at the prescribed doses in Japan.

Based on our research, we have filed patent applications for multiple uses of MN-166 (ibudilast) for the treatment of neurological conditions, as well as patents on analogs which we believe have the potential to be effective second generation molecules. Some of the patent estate has received allowance in the U.S. and foreign countries.

Opioid withdrawal: According to the Substance Abuse and Mental Health Services Administration’s (SAMHSA) 2011 National Survey on Drug Use and Health, there are approximately 1.4 million people with nonmedical pain reliever dependence and approximately 369,000 people with heroin dependence in the U.S. The economic costs of nonmedical use of prescription opioids in the U.S. was estimated at $53.4 billion in 2006, according to a study published in The Clinical Journal of Pain. Most of the medications currently approved by the FDA for the treatment of opioid dependence are opioid agonists which carry the risk of secondary dependence or abuse and have opioid-related safety risks. Accordingly, there is an unmet need for a safe, effective, non-addictive therapy for the treatment of opioid withdrawal and dependence. In 2010, investigators at Columbia University and New York State Psychiatric Institute completed a Phase 1b/2a double blinded placebo-controlled clinical trial of MN-166 for the treatment of opioid withdrawal and analgesia, or OWA, in which 30 patients were enrolled. The trial was funded by NIDA. Investigators at Columbia University and New York State Psychiatric Institute recently commenced an investigator led double-blinded, placebo-controlled, Phase 2a clinical trial of MN-166 for the treatment of addictions to prescription opioids or heroin in which 24 patients were enrolled. This trial is expected to proceed through mid 2014 and, assuming a positive outcome, is expected to be followed by a Phase 2 trial for opioid dependence. MN-166 and analogs have been shown in preclinical models of opioid (morphine or oxycodone) withdrawal to reduce significantly patient withdrawal symptoms. MN-166 and analogs are differentiated from other drug candidates in clinical trials that may demonstrate similar effects, in that MN-166 and analogs are not narcotics and do not, themselves, provide reward or “reinforcement” in behavioral models of dependence. Thus, while current therapies involve substitution of one opioid for another (e.g. methadone for heroin), MN-166 represents a novel non-opioid approach for the treatment of opioid withdrawal and dependence. Results from the recently-completed OWA trial indicated dose-related attenuation of the opioid withdrawal syndrome relative to the placebo control for the 80mg dose of MN-166, measured using the Subjective Opioid Withdrawal Scale (SOWS). SOWS is a rating scale for measuring the signs and symptoms of opiate withdrawal. SOWS contains 16 symptoms that patients rate for intensity on a scale of 0 (not at all) to 4 (extremely). The trial also observed an enhanced opioid analgesia relative to the placebo control for the 80mg dose of MN-166, measured using the McGill Pain Questionnaire. Other measures of withdrawal (Clinicians Opioid Withdrawal Scale) or analgesia (quantitative time endpoints for cold pressor test) did not demonstrate a dose-related response.

Methamphetamine addiction: Methamphetamine is a highly addictive stimulant that is closely related to amphetamine. It is long lasting and toxic to dopamine nerve terminals in the central nervous system. It is a white, odorless, bitter-tasting powder taken orally or by snorting or injecting, or a rock “crystal” that is heated and smoked. Methamphetamine increases wakefulness and physical activity, produces rapid heart rate, irregular heartbeat and increased blood pressure and body temperature. Long-term use can lead to memory loss, aggression, psychotic behavior, heart damage, malnutrition and severe dental problems. All users, but particularly those who inject the drug, risk infectious diseases such as HIV/AIDS and hepatitis. According to the Substance Abuse and Mental Health Services Administration’s (SAMHSA) 2011 National Survey on Drug Use and Health, there are approximately 439,000 methamphetamine abusers in the U.S. An independent study conducted by the Rand Corporation estimated the economic burden of methamphetamine use in the U.S. at $23.4 billion in 2005. There are no medications currently approved by the FDA for the treatment of methamphetamine dependence. We, in collaboration with NIDA, have demonstrated MN-166 (ibudilast)’s utility in methamphetamine relapse in animals. As a result of the animal studies, NIDA funded an exploratory Phase 1b methamphetamine interaction clinical trial of MN-166 led by investigators at UCLA. This trial has now completed enrollment with results expected to be publicly released in the second quarter of 2013. In September 2012 we announced approval and funding by NIDA of a Phase 2 clinical trial studying the use of MN-166 for the treatment of methamphetamine addiction. Investigators at UCLA will lead the planned Phase 2 trial with our participation.

We recently received Fast Track designation from the FDA for MN-166 (ibudilast) for the treatment of methamphetamine dependence. Fast Track is a process designed to facilitate the development and expedite the review of drugs that are intended to treat serious diseases and have the potential to fill an unmet medical need. An important feature of the FDA’s Fast Track program is that it emphasizes early and frequent communication between the FDA and the sponsor throughout the entire drug development and review process to improve the efficiency of product development. Accordingly, Fast Track status can potentially lead to a shortened timeline to ultimate drug approval.

Progressive Multiple Sclerosis (MS): MS is an inflammatory disease of the CNS in which the body’s immune system attacks the protective sheath surrounding nerve fibers. According to the National Multiple Sclerosis Society, MS affects approximately 400,000 people in the U.S. and approximately 2.5 million people worldwide. The most obvious effect of MS is its destruction of nerve fibers leading to the loss of muscle control. However, MS also affects multiple CNS functions. Currently, there is no known cure for the disease. According to the National Multiple Sclerosis Society, relapsing-remitting MS, or RRMS, is the most common type of the disease, and 85 percent of people with MS are initially diagnosed with RRMS. A majority of RRMS patients progress to secondary progressive MS (SPMS). The most severe type of MS, primary progressive MS (PPMS), represents about 10% of all MS. According to sales data included in most recent annual reports of leading MS drug companies, including Biogen Idec Inc., Merck Serono S.A., Reva Pharmaceutical Industries Ltd., Bayer AG, Novartis AG and Sanofi, worldwide sales of drugs to treat MS exceeded $13.9 billion in 2012.

Based on its anti-inflammatory activity and safety profile, MN-166 was evaluated for potential activity in MS in two pilot clinical trials sponsored by academic investigators in Japan. In the first pilot trial, the average relapse rate was reduced, there was no significant change in the mean Expanded Disability Status Score, or EDSS, a measure of MS drug efficacy and disease progression, and no side effects of MN-166 were reported. In a second pilot trial, MN-166 tended to normalize the levels of several chemical mediators of inflammation, including TNF-a and interferon gamma.

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

Based on some of our prior Phase 2 trial outcomes and opinions provided by multiple sclerosis experts and advisors, MN-166 may be well positioned as a therapy for progressive MS. It is our intent to advance MN-166 into a Phase 2 proof-of-concept trial for the treatment of progressive MS and to fund that development via strategic collaborations or other means of raising additional capital. There can be no assurance that we will be able to successfully secure such strategic collaborations or fundraising activities.

Neuropathic pain: Neuropathic pain is a complex chronic pain in which the nerve fibers are damaged or dysfunctional. Although precise estimates of the prevalence of neuropathic pain are not available, there are approximately 3 million people with painful diabetic neuropathy in the U.S., according to a study published in the Clinical Journal of Pain. Effective treatment of chronic neuropathic pain remains an unmet and serious need. Until recently, conceptualization of neuropathic pain had been neuronically-based with most drugs approved or in development being related to neuronal targets. This approach has been revised significantly in light of recognition of the profound role glial activation has in creating and sustaining enhanced pain states. Accordingly, a pharmacotherapy that is orally administered daily and directed at attenuating glial activation may offer pain relief as a stand-alone medication or as an additive to existing drug therapies and would have significant utility. MN0166 (ibudilast) is a chronic pain drug candidate that may meet all of these criteria. Microphage migration inhibitory factor (MIF) activity and glial activation in the brain and spinal cord contribute to the establishment and amplification of the chronic pain state. MN-166 (Ibudilast) has demonstrated activity in preclinical models of neuropathic pain and may be effective in a wide range of neuropathic pain syndromes including neuropathy, post-herpetic neuralgia, HIV neuropathy, radiculopathy, spinal cord injury and chemotherapy-induced neuropathy. While ibudilast was initially developed as a non-selective phosphodiesterase (PDE) inhibitor for the treatment of bronchial asthma, its efficacy in some neuropathic pain models appears to be independent of this activity and yet still linked to glial attenuation. Ibudilast has advanced through multiple Phase 1 and 2a clinical trials in both healthy volunteers and patients for neuropathic pain, inclusive of a Phase 1b/2a clinical trial in diabetic neuropathic pain. The program, under current FDA standards, is able to enter Phase 2 development for neuropathic pain in the U.S. based on our completed preclinical and clinical development. A Phase 2 investigator sponsored, double-blind, placebo-controlled clinical trial of MN-166 in the treatment of chronic medication overuse headache (MOH) pain in which 40 patients are enrolled has been initiated by a headache and pain specialist in Australia and is expected to be completed by mid-2013.

MN-221 (bedoradrine)

MN-221 is a novel, highly selective ß2 -adrenergic receptor agonist being developed for the treatment of acute exacerbations of asthma and COPD. We licensed MN-221 from Kissei Pharmaceutical Co., Ltd., or Kissei, in February 2004. Preclinical studies conducted in vitro and in vivo showed MN-221 to be highly selective for the ß2 -adrenergic receptor. In these studies, the ß1 -adrenergic receptor stimulating activity of MN-221 was less than that of other ß 2-adrenergic receptor agonists in isolated rat atrium and in vivo cardiac function tests in rats, dogs and sheep, thereby suggesting that the stimulating action of older, less selective ß2 -adrenergic receptor agonists on the heart via ß1 -adrenergic receptors may be reduced with MN-221. Some in vitro studies also suggested that MN-221 may act as only a partial ß1 -adrenergic receptor agonist in cardiac tissue, while acting as a full ß2 -adrenergic receptor in lung tissue. In addition, a preclinical drug interaction study in dogs completed during 2008 demonstrated that, while each of albuterol and MN-221 induced an increase in heart rate independently, the addition of MN-221 by intravenous administration in combination with inhaled albuterol did not add to the heart rate increase associated with inhaled albuterol alone. We believe that this improved receptor binding and functional selectivity provides good pharmacological specificity and may result in fewer cardiovascular side effects than are commonly observed with other ß2 -adrenergic receptor agonists used to treat this condition. We have developed and studied an intravenous formulation of MN-221 appropriate for hospital use.

Acute Exacerbations of Asthma:

An acute exacerbation of asthma is an acute asthma symptom episode such as shortness of breath, wheezing and chest tightness due to constricted airways. Severe acute exacerbation of asthma is an emergency situation that can lead to emergency department treatment and, in some cases, hospital admission or, more rarely, death. Inhaled short acting beta-agonist agents are the mainstays of acute treatment for these types of asthma attacks and are included in the recommended standard of care according to the National Asthma Education and Prevention Program guidelines from the U.S. Department of Health and Human Services, or DHSS, for patients suffering from acute exacerbations of asthma.

Data from the National Center for Health Statistics show that in the U.S., annual visits to emergency departments for asthma are approximately 1.75 million, and there were approximately 456,000 hospitalizations and approximately 3,447 deaths due to asthma in 2007. According to the National Heart, Lung and Blood Institute, the direct costs associated with hospital care due to asthma were estimated at $5.5 billion in the U.S. in 2010. Despite significant improvement in the long-term control treatment for asthma, we believe that the number of patients presenting to emergency departments with asthma exacerbations who do not respond to initial standard of care for asthma exacerbations and who may be admitted to the hospital for further care are very similar to these prior figures. Accordingly, we believe that there remains an unmet medical need for a safe and effective treatment for acute exacerbations of asthma that could prevent some of these hospitalizations.

In March 2012 we completed enrollment of a randomized, double-blind, placebo-controlled Phase 2 clinical trial designed to evaluate the safety and efficacy of MN-221 in patients with acute exacerbations of asthma treated in the emergency room, which involved 176 patients. The trial was designed to compare standardized care to standardized care plus MN-221 at a dose of 1,200 micrograms administered intravenously over one hour. Once a patient received the initial standardized care treatment regimen, the patient was assessed for response to that treatment. If the patient’s FEV1 (Forced Expiratory Volume in One Second) was less than or equal to 50 percent of predicted and the patient met all other study entry criteria, the patient was randomized to receive either MN-221 or placebo. MN-221 did not statistically meet the primary endpoint in the trial, which was improvement in FEV1 (compared to placebo). MN-221, however, showed a significant benefit over placebo for FEV1 (liters), Area Under the Curve (AUC Hour 0-1, 0-2, 0-3) of change from baseline (p=0.043, p=0.050, p=0.066 respectively). The trial also demonstrated a reduction in hospital admissions with MN-221 added to standard drug treatments. There was also significant improvement in clinical symptoms with MN-221 treated patients and the safety profile of MN-221 continues to be positive as no safety/tolerability issues of clinical significance were observed. Patients enrolled in the clinical trial continued to receive standardized care as needed. In October 2012 we met with the FDA to review future development of this product candidate. The FDA identified the risk/benefit profile of MN-221 as a focal point for further development and advised that a clinical outcome, such as a reduction in hospitalizations, would need to be a pivotal trial primary endpoint. We have decided that future MN-221 development will be designed based on the feedback received from the FDA. In the area of COPD exacerbations, we have completed two Phase 1b clinical trials. We have determined that any future MN-221 clinical trial development will be partner-dependent from a funding perspective.

We completed a randomized, double-blind, placebo-controlled, dose escalation, multi-center Phase 2 clinical trial of MN-221 in 23 stable mild-to-moderate asthmatics in August 2007. At each dose level in the escalation, patients were randomized to receive either a 15-minute intravenous infusion of MN-221 or placebo. This clinical trial achieved statistical significance in its primary endpoint of mean change in FEV1 from baseline to measurement at 15 minutes (the end of the infusion) at doses of 10, 16, 30 and 60 micrograms per minute of MN-221 (p-value less than or equal to 0.0006) compared to placebo. MN-221 produced a significant linear, dose-related increase in mean change in post-infusion FEV1 from baseline (p-value less than or equal to 0.0001) following a 15-minute intravenous infusion of MN-221. Significant improvements in mean change in post-infusion (15 minute) FEV1 from baseline were observed at doses of 10, 16, 30 and 60 micrograms per minute (p-value less than or equal to 0.0006) and at the dose of 3.5 micrograms per minute (p-value=0.0106) compared to placebo. In the protocol correct population for this clinical trial, which consisted of 21 patients, the dose-related increases in FEV1 were maintained for four hours (p-value = 0.0393) and at eight hours (p-value = 0.0424) following the 15-minute infusion of MN-221. MN-221 was well tolerated in this Phase 2 clinical trial, with only the expected ß2 -adrenergic receptor pharmacology noted in some patients (e.g., fall in serum potassium, elevation in plasma glucose, mild headache and mild tremors). There were no clinically significant cardiovascular, electrocardiogram, or ECG, or vital sign changes observed at any dose tested. In addition, no serious adverse effects were observed in this clinical trial.

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

We entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Make-Friend Medicine Technology Co., Ltd. effective September 27, 2011. The joint venture agreement provides for the joint venture company, Zhejiang Sunmy Bio-Medical Co., Ltd. (“Zhejiang Sunmy”), to develop and commercialize MN-221 in China. A sublicense will be required under which Zhejiang Sunmy will license MN-221 from us. We have not entered into the sublicense of MN-221 with Zhejiang Sunmy as of the date of this report. There is no assurance the sublicense will be executed and there is no assurance that Zhejiang Sunmy will be able to proceed with the development of MN-221 in China.

Chronic Obstructive Pulmonary Disease Exacerbations:

A COPD exacerbation is a sustained worsening of the patient’s condition that is acute in onset and necessitates a change in regular medication in a patient with underlying COPD. Exacerbations are associated with a significant increase in mortality, hospitalization and healthcare utilization. The number of deaths due to COPD in the U.S. has more than doubled since 1980 to more than 124,000, according to a 2011 report on COPD from the American Lung Association, which used data from the Centers for Disease Control and Prevention. In 2010, according to the American Lung Association, the direct health care costs for COPD were $29.5 billion and indirect costs were $20.4 billion in the U.S. We believe there remains an unmet medical need for a safe and effective treatment for COPD exacerbations that could relieve bronchospasm and prevent some of these hospitalizations.

In July 2009 we announced our plan to evaluate MN-221 for the treatment of COPD exacerbations. Inhaled ß2-adrenergic receptor agonists, which are the current standard of care, are often inadequate to control the symptoms of COPD exacerbations. We believe that MN-221 may offer an immediate intravenous delivery for this life-threatening condition for patients who cannot get the full benefit from treatment with inhaled ß2-adrenergic receptor agonists due to severe bronchoconstriction. In addition, we believe that MN-221 may offer the potential for fewer cardiovascular side effects than older ß2-adrenergic receptor agonists due to its greater selectivity for the ß2-adrenergic receptor. This could be very significant due to the relative older age population seen in COPD patients who tend to have more underlying heart disease. On October 13, 2011, we entered into an agreement with Kissei to expand research and development services pertaining to the use of MN-221, including MN-221 for the treatment of COPD exacerbations.

We completed a randomized, double-blind, placebo-controlled Phase 1b study involving 48 moderate-to-severe COPD patients who received a one hour intravenous infusion of MN-221 at three different escalating dose levels (300 micrograms, 600 micrograms, or 1200 micrograms) or placebo in the first quarter of 2010. In March 2010, based on preliminary findings, we announced that all doses of MN-221 produced a clinically significant improvement in FEV1 (L) as compared to the baseline and placebo. At the end of the one hour infusion, FEV1(L) increased as compared to baseline by an average of 21.5 percent (p=0.0025) for the 1200 micrograms dose, 16.2 percent (p=0.020) for the 600 micrograms dose, and 9.2 percent (p=NS) for the 300 micrograms dose compared to a decrease of 4.0 percent for the placebo. MN-221 at doses of 600 micrograms and 1200 micrograms appeared to have an effect for at least six hours as compared to placebo. MN-221 was well tolerated by all patients who received infusions of MN-221.

In August 2012 we completed a Phase 1b/2a clinical trial of MN-221 for the treatment of moderate to severe COPD patients. A total of 25 subjects were randomized to placebo (5 subjects) or MN-221 (20 subjects) treatment groups; with similar enrollment at each of two clinical research units. The patient group included those who had concomitant illnesses and were using other medications that are typical in this disease population. In addition, we tested the safety, tolerability, pharmacokinetics, and preliminary efficacy of repeat-administration placebo or MN-221 (1,200 micrograms) over a few days of residence in a clinical trial unit, and we assessed the correlation and potential future clinical trial utility of certain respiratory function test devices. Efficacy results indicated moderately improved pulmonary function (FEV1) in the MN-221 recipients but not the placebo recipients. Moreover, the improvement of FEV1 on subsequent MN-221 dosing days was as good as or better than treatment on day one. Our comparison of the simple hand-held FEV1 monitor with the spirometer machine used in our other clinical trials of MN-221 indicated good correlation and pharmacokinetic analyses indicated no significant accumulation of plasma MN-221 over the multiple dosing intervals.

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

•

MN-305 for which we completed a Phase 2 clinical trial for the treatment of generalized anxiety disorder in the second quarter of 2006 and a Phase 2 clinical trial for the treatment of insomnia in the fourth quarter of 2007;

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

Sales and Marketing

We currently have no marketing and sales capabilities and we expect to rely on a strategic partner to complete late stage product development and commercialize our products.

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

For the MN-166 (ibudilast) development program, we have sourced and imported delayed-release ibudilast capsules, marketed in Japan as PinatosR, from Taisho-Teva Pharmaceuticals (Taisho). We are currently working with Taisho on further formulation development to address our future clinical trial needs.

Pursuant to the terms of our license agreement with Kissei for MN-221, Kissei has the exclusive right to manufacture the commercial supply of the API for MN-221. If we enter into a supply agreement with Kissei, we will purchase from Kissei all API that we require for the commercial supply of MN-221, if such product candidate is approved for commercial sale by the FDA or other regulatory authorities. In September 2011, we entered into a letter agreement with Kissei pursuant to which, among other provisions, we agreed upon a new price for clinical supplies of API.

In March 2009, we entered into an agreement with Hospira Worldwide, Inc., or Hospira, for the completion of pre-commercialization manufacturing development activities and the manufacture of commercial supplies of finished product for MN-221 utilizing Hospira’s proprietary ADD-Vantage drug delivery system, if such product candidate is approved for commercial sale by the FDA or other regulatory authorities. Pursuant to the terms of the agreement with Hospira, Hospira will receive development fees from us upon completion of specified development activities, which we will expense as the costs are incurred. We are also obligated under the agreement to purchase a minimum number of units each year following regulatory approval, which number will be based on our forecasts submitted to Hospira on a rolling basis. In addition to the agreement with Hospira, we anticipate entering into a commercial supply agreement with a contract manufacturer for finished product of MN-221 in standard vials. However, at present, we do not have an established agreement regarding the commercial supply of MN-221 in standard vials or for the API or finished product of any of our product candidates.

Intellectual Property and License Agreements

Since our inception in September 2000, we have entered into eight license agreements with pharmaceutical companies which cover our current product candidates. We have also entered into license agreements with universities, including the University of Colorado and the University of Adelaide, which cover additional intellectual property related to our product candidates. In general, we seek to procure patent protection for our anticipated products, or obtain such protection from the relevant patents owned by our licensors. To date, we have obtained licensed rights under 14 issued U.S. patents. We also have obtained licensed rights to 93 issued and pending foreign patents and applications corresponding to these U.S. patents and patent applications. In addition to these licensed rights, we hold 15 issued U.S. patents and have filed 17 additional U.S. patent applications. We also hold 151 issued and pending foreign patents and applications corresponding to these U.S. patents and patent applications. We are not aware of any third-party infringement of the patents owned or licensed by us and are not party to any material claims by third parties of infringement by us of such third parties’ intellectual property rights. The following is a description of our existing license agreements and intellectual property rights for each of our product candidates.

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

We own, co-own or hold licenses to seven issued U.S. patents and ten pending U.S. patent applications as well as corresponding pending foreign patent applications covering MN-166 (ibudilast) and its analogs. These patents and patent applications are primarily related to our development portfolio of small molecule-based products and are currently directed to methods of treating various indications using ibudilast and its analogs.

We have been granted a U.S. patent which covers the use of MN-166 (ibudilast) for the treatment of progressive forms of MS. The patent, which was granted in March 2012, will expire no earlier than November 2029, which does not include a potential extension under patent term restoration rules, and covers a method of treating primary progressive multiple sclerosis (PPMS) or secondary progressive MS (SPMS) by administering ibudilast either alone or in combination with other drugs. Counterparts of this patent application have been granted in certain foreign jurisdictions. We have been granted a patent which covers the use of MN-166 (ibudilast) for the treatment of neuropathic pain in the U.S. and it expires no earlier than December 2025. Counterparts of this patent application have been granted in certain foreign jurisdictions. We have been granted a patent which covers the use of MN-166 (ibudilast) for the treatment of drug addiction or drug dependence or withdrawal syndrome in the U.S. and it expires no earlier than January 2030. We received a Notice of Allowance for a pending patent application, based on this U.S. patent in drug addiction, from the European Patent Office (EPO) and a patent maturing from this application is expected to expire no earlier than September 2026. We received a Notice of Allowance for a pending patent application that covers the use of MN-166 (ibudilast) to enhance opioid analgesia in acute pain settings from the European Patent Office (EPO) and a patent maturing from this application is expected to expire no earlier than January 2028. A similar patent application to this allowed European patent is pending in the U.S.

MN-221

On February 25, 2004, we entered into an exclusive license agreement with Kissei for the development and commercialization of MN-221. Kissei is a fully integrated Japanese pharmaceutical company and is listed on the First Section of the Tokyo Stock Exchange. We obtained an exclusive, worldwide (excluding Japan), sub-licensable license to various patent rights and know-how related to MN-221 and other compounds disclosed or included in, or covered by, these patent rights, for all indications This license includes an exclusive license under one U.S. patent and certain corresponding patents and patent applications in foreign countries and is sub-licensable upon receipt of the written consent of Kissei. The U.S. patent for MN-221 has composition of matter and method of use claims. The U.S. composition of matter patent underlying the license issued on October 17, 2000 and is set to expire no earlier than February 18, 2017. Corresponding composition of matter patents in various other countries are set to expire no earlier than February 18, 2017.

In addition to the licensed patents, we have filed patent applications in the U.S. and certain foreign countries regarding additional uses and formulations of MN-221. We have received a Notice of Allowance from the U.S. Patent and Trademark Office for a pending patent application, which covers the use of MN-221 for the treatment of acute exacerbations of asthma. The MN-221 patent maturing from this allowed patent application is expected to expire no earlier than November 2030 and includes claims covering the use of MN-221 (bedoradrine) in combination with a standard of care (SOC) treatment regimen. The allowed claims include specific coverage for different routes of administration, including intravenous, oral and inhalation. Counterparts of this patent application are pending in certain foreign jurisdictions.

The license agreement may be terminated by either party following an uncured breach of any material provision in the agreement by the other party, and we may terminate the agreement for scientific or commercial reasons upon 100 days’ prior written notice to Kissei during the development phase and 180 days’ prior written notice to Kissei during the commercialization phase.

The term of the agreement is determined on a country-by-country basis and extends until the expiration of the last Kissei patent (or equivalent) under license to expire or in the event that a valid claim does not exist or, if a valid claim expired more than ten years from the date of first commercial sale, ten years from the date of first commercial sale. In either case, the term of the agreement would not extend for any particular country past the date on which generic competition exists in such country.

Under the license agreement, we have paid Kissei $1.0 million to date, and are obligated to make payments of up to $17.0 million based on the achievement of certain clinical and regulatory milestones. We are also obligated to pay a royalty on net sales of the licensed products. Under the terms of the letter agreement we entered into with Kissei in September 2011, we agree to renegotiate in good faith with Kissei the existing levels of the milestone payment amounts and royalty rates.

On March 14, 2002, we entered into an exclusive license agreement with Kyorin Pharmaceutical for the development and commercialization of MN-001. We obtained an exclusive, worldwide (excluding Japan, China, South Korea and Taiwan) sub-licensable license to the patent rights and know-how related to MN-001 and its active metabolite, MN-002, disclosed and included in, or covered by, these patents, in all indications, except for ophthalmic solution formulations. This license includes an exclusive, sub-licensable license under two U.S. patent and certain corresponding patents in foreign countries. The U.S. composition of matter patent for MN-001 underlying the license expired on February 23, 2009, and the U.S. composition of matter patent for MN-002 underlying the license expired on December 30, 2011. Foreign composition of matter patents for MN-001 and MN-002 have also expired. We intend to rely upon the applicable period of post-approval exclusivity, in addition to any patents that may issue from our own patent applications. Under the terms of the agreement, we granted to Kyorin Pharmaceutical an exclusive, royalty-free, sub-licensable license to use the preclinical, clinical and regulatory databases to develop ophthalmic products incorporating the MN-001 compound anywhere in the world and non-ophthalmic products incorporating the MN-001 compound outside of our territory.

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

On June 19, 2002, we entered into an exclusive license agreement with Angiogene Pharmaceuticals for the development and commercialization of the ANG-600 series of compounds. Angiogene Pharmaceuticals is a privately held, British drug discovery company. We obtained an exclusive, worldwide, sub-licensable license to the patent rights and know-how related to the ANG-600 series of compounds disclosed in and included or covered by these patents for all indications. MN-029 is one of the ANG-600 series compounds covered by this license. This license includes an exclusive, sub-licensable license under -four U.S. patents and certain corresponding patents and patent applications in foreign countries. The U.S. composition of matter patent for MN-029, which issued on November 11, 2003, is set to expire on January 14, 2020. Patent applications corresponding to this U.S. patent were filed in certain foreign countries and some of those foreign patents have been issued. The U.S. patent covering methods of treating solid cancer tumors by administering MN-029, which issued on July 25, 2006, is set to expire in July, 2020.

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

The term of the agreement is determined on a country-by-country basis. The agreement expires on the expiration of the royalty term in each country. The royalty term starts on the first date of the first commercial sale and expires on the later of (1) the expiration of market exclusivity, or (2) 15 years after the date of the first commercial sale.

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

The term of the agreement is determined on a country-by-country basis. The agreement expires on the expiration of the royalty term in each country. The royalty term starts on the first date of the first commercial sale and expires on the later of (1) the expiration of market exclusivity, or (2) 15 years after the date of the first commercial sale.

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

There can be no assurance that patent applications filed by us or others, in which we have an interest as assignee, licensee or prospective licensee, will result in patents being issued or that, if issued, any of such patents will afford protection against competitors with similar technology or products or could not be circumvented or challenged. For example, we have U.S. patents covering the method of using MN-166 to treat MS, the method of using MN-166 to treat addiction and the method of using MN-166 to treat neuropathic pain, but we do not have any composition of matter patent claims for MN-166 because it has expired. As a result, unrelated third parties may develop products with the same API as MN-166 so long as such parties do not infringe our method of use patents, other patents we have exclusive rights to through our licensor or any patents we may obtain for MN-166.

In addition, if we develop certain products that are not covered by any patents, we will be dependent on obtaining market exclusivity under the new five-year chemical entity exclusivity provisions of Hatch-Waxman Act for such products in the U.S. and/or 10-year data exclusivity provisions in Europe. If we are unable to obtain strong proprietary protection for our products after obtaining regulatory approval, competitors may be able to market competing generic products by taking advantage of an abbreviated procedure for obtaining regulatory clearance, including the ability to demonstrate bioequivalency to our product(s) without being required to conduct lengthy clinical trials. Certain of our license agreements provide for reduced royalties or, in some cases, foregone royalties in the event of generic competition.

Competition

The development and commercialization of new drugs is extremely competitive and characterized by extensive research efforts and rapid technological progress. Competition in our industry occurs on a variety of fronts, including developing and bringing new products to market before others, developing new products to provide the same benefits as existing products at lower cost and developing new products to provide benefits superior to those of existing products. We face competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies in the U.S. and abroad. Some of these competitors have products or are pursuing the development of drugs that target the same diseases and conditions that are the focus of our product development programs. Many of our competitors have products that have been approved or are in advanced development and may succeed in developing drugs that are more effective, safer and more affordable or more easily administered than ours or that achieve patent protection or commercialization sooner than our products. Our competitors may also develop alternative therapies that could further limit the market for any products that we are able to obtain approval for, if at all.

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

MN-166 for Drug Addiction

Our MN-166 product candidate has been in development for treatment of opioid withdrawal and methamphetamine addiction. Current treatments for opioid withdrawal symptoms include narcotics such as generic methadone and Reckitt Benckiser Pharmaceuticals, Inc.’s Subutex® (buprenorphine) and Suboxone® (buprenorphine + the opioid antagonist naloxone) and Alkermes’ Vivitrol® (naltrexone monthly injection). We are aware of additional compounds in development for the treatment of opioid dependence at companies including Titan Pharmaceuticals, Orexo, and BioDelivery Sciences. Limited non-narcotic drug candidates for opioid withdrawal symptoms exist. Britannia Pharmaceuticals Limited’s BritLofex® (Lofexidine), licensed for development in U.S. clinical trials to US WorldMeds LLC, is an alpha adrenoceptor agonist like clonidine which may have somewhat less orthostatic hypotension limitations. There are no pharmaceuticals currently approved for the treatment of methamphetamine addiction.

MN-166 for Multiple Sclerosis

Our MN-166 product candidate is pending development for the treatment of progressive MS. Only one drug, mitoxantrone, is approved for treating this disease.

MN-166 for Neuropathic Pain

Our MN-166 product candidate has been in development for treatment of neuropathic pain. Current treatments for neuropathic pain include anti-epileptics such as Pfizer Inc.’s Neurontin® (gabapentin) and Lyrica® (pregabalin), and antidepressants, including Eli Lilly & Co.’s Cymbalta® (duloxetine). We are aware of additional compounds for chronic neuropathic pain that are currently in development at numerous companies including GlaxoSmithKline plc, Pfizer Inc., Cognetix, Inc., GW Pharmaceuticals plc, Endo Pharmaceuticals Holdings Inc., Avanir Pharmaceuticals, Pain Therapeutics, Inc., and XenoPort, Inc.

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

U.S. Regulatory Approval

Overview. In the U.S., drugs and drug testing are regulated by the FDA under the Federal Food, Drug and Cosmetic Act, as well as state and local government authorities. All of our product candidates in development will require regulatory approval by government agencies prior to commercialization. To obtain approval of a new product from the FDA, we must, among other requirements, submit data supporting safety and efficacy, as well as detailed information on the manufacture and composition of the product and proposed labeling. Our product candidates are in the early stages of testing and none has been approved. The steps required before a drug can be approved generally involve the following:

•	completion of preclinical laboratory and animal tests;

•	submission of an Investigational New Drug Application, or IND, which must become effective before human clinical trials may begin in the U.S.;

•	completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each indication for which approval is sought;

•	submission to the FDA of a New Drug Application, or NDA, accompanied by a substantial user fee;

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

The Investigational New Drug Application, or IND Process. An IND must be effective to administer an investigational drug to humans. The IND will automatically become effective 30 days after its receipt by the FDA unless the FDA, before that time, places the IND on clinical hold. At any time thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold if the FDA deems it appropriate. In such case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin or continue. The IND application process may become extremely costly and substantially delay development of our products. Moreover, positive results in preclinical tests or prior human studies do not necessarily predict positive results in subsequent clinical trials.

Clinical Trials. Human clinical trials are typically conducted in three sequential phases that may overlap:

•	Phase 1: The drug is initially introduced into a small number of human subjects or patients and tested for safety, dosage tolerance, absorption, distribution, excretion and metabolism.

•

Phase 2: The drug is introduced into a limited patient population to assess the efficacy of the drug in specific, targeted indications, assess dosage tolerance and optimal dosage, and to identify possible adverse effects and safety risks.

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

Upon submission of the NDA, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit review and, if not, will issue a refuse to file letter. If the submission is accepted for filing, the FDA begins an in-depth review of the NDA and will attempt to review and take action on the application in accordance with performance goals established in connection with the user fee laws. Among the conditions for NDA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform on an ongoing basis with cGMPs.

If the FDA’s evaluations of the NDA and the clinical and manufacturing procedures and facilities’ cGMPs are favorable, the FDA may issue either an approval letter or a complete response letter containing guidance on the conditions that must be met in order to secure approval of the NDA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. The FDA may also grant approval with requirements to complete post-marketing studies, referred to as Phase 4 clinical trials, or restrictive product labeling, or may impose other restrictions on marketing or distribution, such as the adoption of a Risk Evaluation and Mitigation Strategy, or REMS. The FDA may deny or delay approval of applications that do not meet applicable regulatory criteria or if the FDA determines that the clinical data do not adequately establish the safety and efficacy of the drug.

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

In addition to FDA restrictions on marketing of pharmaceutical products, several other state and federal laws have been applied to restrict certain sales and marketing practices in the pharmaceutical industry. These laws include licensing requirements, compliance program requirements, annual certificates and disclosures, anti-kickback statutes and false claims statutes. The federal Anti-Kickback Statute prohibits knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the Anti-Kickback Statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal health care programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly promoting their products for off-label uses, which in turn led to claims being submitted to and paid by the Medicare and Medicaid programs. The majority of states also have statutes or regulations similar to the Anti-Kickback Statue and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.

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

Employees

We have assembled an experienced and cohesive management and support team, with core competencies in general management, clinical development, regulatory affairs and corporate development. We have 12 full-time employees as of the date of this report. We believe that our relations with our employees are good, and we have no history of work stoppages.

Company Information

We were originally incorporated in the State of Delaware in September 2000. Our principal executive offices are located at 4275 Executive Square, Suite 650, La Jolla, CA 92037. Our telephone number is 858-373–1500. Our website is www.medicinova.com, which includes links to reports we have filed with the Securities and Exchange Commission, or SEC. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

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

We have incurred significant net losses since our inception. For the year ended December 31, 2012, we had a net loss of $11.0 million. At December 31, 2012, from inception, our accumulated deficit was $296.2 million, including $50.4 million of non-cash stock-based compensation charges. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own. As of December 31, 2012, we had available cash and cash equivalents of $4.0 million and working capital of $3.4 million. We expect to have approximately $3 million in available cash as of March 31, 2013, and, assuming we raise additional capital, we expect to spend approximately $6 million from April 1, 2013 through December 31, 2013 to execute our strategic plan and fund operations. As of the date of this report, we have working capital sufficient to fund operations through June 30, 2013. These factors raise substantial doubt about our ability to continue as a going concern. Between August 21, 2012 and the date of this report we have generated proceeds of $3.0 million under the Common Stock Purchase Agreement with Aspire Capital Fund LLC (“Aspire”) including proceeds of $1.5 million on the sale 800,000 shares of our common stock subsequent to December 31, 2012. We have the right, subject to the terms of the Common Stock Purchase Agreement, to cause Aspire to acquire up to 3,231,096 shares for total gross proceeds not to exceed $20 million (including the 2,019,696 shares issued or sold to Aspire to date for $3.0 million)) subject to daily dollar limitations and subject to the maximum dollar amount we can sell from time to time under our registration statement on Form S-3. We expect to sell additional shares under this agreement during 2013. We are also pursuing other opportunities to raise capital through the sale of our common stock or through other strategic initiatives. There can be no assurances that there will be adequate financing available to us on acceptable terms, or at all. If the Company is unable to obtain additional financing, we may have to sell one or more of our programs or cease operations.

Our future cash requirements will also depend on many factors, including:

•	progress in, and the costs of future planned clinical trials and other research and development activities;

•	the scope, prioritization and number of our product development programs;

•

our obligations under our license agreements, pursuant to which we may be required to make future milestone payments upon the achievement of various milestones related to clinical, regulatory or commercial events;

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs of securing manufacturing arrangements for clinical or commercial production of our product candidates;

•	the costs associated with any expansion of our management, personnel, systems and facilities;

•	the costs associated with any litigation;

•	the costs associated with the operations or wind-down of any business we may acquire;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights; and

•	the costs of establishing or contracting for sales and marketing capabilities and commercialization activities if we obtain regulatory approval to market our product candidates.

We expect our research and development expenses to decline in 2013 relative to 2012 as we completed our Phase 2 clinical trial of MN-221 for the treatment of acute exacerbations of asthma in 2012. Our estimate of cash requirements for future operating expenses assumes that we do not incur significant clinical development expenditures unless we are raise additional capital and/or enter into one or more strategic alliances. We do expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing drug products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We have consumed substantial amounts of capital since our inception. From our inception to December 31, 2012, we had an accumulated deficit of $296.2 million. Our cash and cash equivalents were $4.0 million at December 31, 2012.

Our business will continue to require us to incur substantial research and development expenses, such as the costs of advancing our MN-166 development program. We believe that without raising additional capital from accessible sources of financing, we will not otherwise have adequate funding to continue our operations and to complete the development of our existing product candidates or the commercialization of any products we successfully develop. There is no guarantee that adequate funds will be available when needed from debt or equity financings, arrangements with partners, or from other sources, on terms attractive to us. The inability to obtain sufficient additional funds when needed to fund our operations would require us to significantly delay, scale back, or eliminate some or all of our clinical or regulatory activities and reduce general and administrative expenses.

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

We are largely dependent on the success of our MN-166 product candidate and we cannot be certain that this product candidate will receive regulatory approval or be successfully commercialized.

We currently have no products for sale, and we cannot guarantee that we will ever have any drug products approved for sale. The research, testing, manufacturing, labeling, approval, sales, marketing and distribution of drug products are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries. We are not permitted to market any of our product candidates in the U.S. until we submit and receive approval of a New Drug Application, or NDA, for a product candidate from the FDA or its foreign equivalent from a foreign regulatory authority. Obtaining FDA approval is a lengthy, expensive and uncertain process. The success of our business currently depends on the successful development and commercialization of our MN-166 product candidate, for the treatment of neurological disorders including opioid withdrawal, methamphetamine addiction, chronic MOH pain and MS. This product candidate has not completed the clinical development process, and therefore we have not submitted an NDA or foreign equivalent or received marketing approval. We plan to focus our resources on accelerating and optimizing MN-166 development in collaboration with the investigators conducting multiple grant-funded, proof-of-concept clinical trials.

The clinical development program for MN-166 may not lead to commercial products for a number of reasons, including our clinical trials’ failure to demonstrate to the FDA’s satisfaction that this product candidate is safe and effective, or our failure to obtain necessary approvals from the FDA or similar foreign regulatory authorities for any reason. We may also fail to obtain the necessary approvals if we have inadequate financial or other resources to advance our product candidates through the clinical trial process or are unable to secure a strategic collaboration or partnership with a third party. Any failure or delay in completing clinical trials or obtaining regulatory approval for MN-166 in a timely manner would have a material and adverse impact on our business and our stock price.

Because the results of early clinical trials are not necessarily predictive of future results, MN-166 or any other product candidate we advance into clinical trials in any indication may not have favorable results in later clinical trials, if any, or receive regulatory approval.

Our product candidates are subject to the risks of failure inherent in drug development. We will be required to demonstrate through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population for its target indications before we can seek regulatory approvals for their commercial sale. Success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing, even at statistically significant levels.

Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. Any of our planned clinical trials for MN-166 or our other product candidates may not be successful for a variety of reasons, including the clinical trial designs, the failure to enroll a sufficient number of patients, undesirable side effects and other safety concerns and the inability to demonstrate sufficient efficacy. If a product candidate fails to demonstrate sufficient safety or efficacy, we would experience potentially significant delays in, or be required to abandon, development of such product candidate.

If we are unable to secure a collaboration for MN-221, we may be unable to complete its clinical development.

Following our May 2012 announcement of the preliminary results of the Phase 2 MN-221-CL-007 clinical trial, we met with the FDA to review future development of this product candidate. The FDA identified the risk/benefit profile of MN-221 as a focal point for further development and advised that a clinical outcome, such as a reduction in hospitalizations, would need to be a pivotal trial primary endpoint. We have decided that future MN-221 development will be designed based on the feedback received from the FDA. We have also determined that future MN-221 clinical trial development will be partner-dependent from a funding perspective.

We will rely on the joint venture company formed in China in 2011 to develop and commercialize MN-221 in China and there is no assurance that the joint venture will be able to successful in doing so.

We entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Make-Friend Medicine Technology Co., Ltd. effective September 27, 2011. We have invested $680,000 for 30% interest in the joint venture company, Zhejiang Sunmy. A sublicense agreement under which Zhejiang Sunmy will license MN-221 from us will be required. We have no assurances that Zhejiang Sunmy will be successful in its efforts to conduct clinical trials necessary to gain regulatory approval in China, will be able to successfully manufacture drug candidates for the Chinese market or will receive the future funding it will require to conduct operations. We have not entered into the sublicense of MN-221 with Zhejiang Sunmy as of the date of this report. There is no assurance the sublicense will be executed and there is no assurance that Zhejiang Sunmy will be able to proceed with the development of MN-221 in China or that we will someday recover our investment in Zhejiang Sunmy.

In order to commercialize a therapeutic drug successfully, a product candidate must receive regulatory approval after the successful completion of clinical trials, which are long, complex and costly, have a high risk of failure and can be delayed or terminated at any time.

Our product candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is costly, time-consuming, uncertain and subject to unanticipated delays. To receive regulatory approval for the commercial sale of any of our product candidates, we must conduct, at our own expense, adequate and well-controlled clinical trials in human patients to demonstrate the efficacy and safety of the product candidate. Clinical testing is expensive, takes many years and has an uncertain outcome. To date, we have obtained regulatory authorization to conduct clinical trials for eight of our product development programs. Investigational New Drug Applications, or INDs, were approved by the FDA and are active for seven of our product candidates. We also obtained Clinical Trial Authorizations, or CTAs, for the MN-221-CL-007 Phase 2 clinical trial for MN-221 in Canada, Australia and New Zealand. Through the acquisition of Avigen, we have assumed responsibility for clinical trials including one active IND for neuropathic pain and cross-reference and drug product support of the NIDA-funded opioid withdrawal investigator-initiated IND with Columbia University drug addiction clinical researchers. In the third quarter of 2010, the FDA approved a NIDA-funded investigator-initiated IND with University of California Los Angeles (“UCLA”) to proceed with an initial trial of our neurological drug candidate, MN-166 (ibudilast), as a potential new pharmacotherapy for methamphetamine addiction. In the third quarter of 2012 UCLA and MediciNova announced approval and funding by NIDA of a Phase 2 clinical trial studying the use of MN-166 for the treatment of methamphetamine addiction.

It may take years to complete the clinical development necessary to commercialize a drug, and delays or failure can occur at any stage, which may result in our inability to market and sell any of our product candidates that are ultimately approved by the FDA or foreign regulatory authorities. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing. For example, in May 2012, we announced the preliminary results from our Phase 2b clinical trial of MN-221 for patients with acute exacerbations of asthma failed to statistically meet its primary endpoint. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization. Interim results of clinical trials do not necessarily predict final results, and success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials even after obtaining promising results in earlier clinical trials. In addition, any delays in completing clinical trials or the rejection of data from a clinical trial by a regulatory authority will result in increased development costs and could have a material adverse effect on the development of the impacted product candidate.

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

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies, including additional research and development and clinical trials. Any of these restrictions or requirements could adversely affect our potential product revenues. For example, the label ultimately approved for MN-166, our other product candidates or any other product candidates that we may in-license or acquire, if any, may include a restriction on the terms of its use, or it may not include one or more of our intended indications.

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

MN-166 or any other product candidate that we advance into clinical trials may cause undesirable side effects or have other properties that could delay or prevent regulatory approval or commercialization or limit its commercial potential.

Undesirable side effects caused MN-166 or any other product candidate that we advance into clinical trials could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, or cause us to evaluate the future of our development programs. This, in turn, could prevent us from commercializing the affected product candidate and generating revenues from its sale.

In addition, if MN-166 or any other product candidate we may develop receives marketing approval and we or others later identify undesirable side effects caused by the product, a number of significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of the product or place restrictions on the way it is prescribed; and

•	regulatory authorities may require a larger clinical benefit for approval to offset the risk;

•	regulatory authorities may require the addition of labeling statements that could diminish the usage of the product or otherwise limit the commercial success of the product;

•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product or implement a risk evaluation and mitigation strategy;

•	we may choose to discontinue sale of the product;

•	we could be sued and held liable for harm caused to patients;

•	we may not be able to enter into collaboration agreements on acceptable terms and execute our business model; and

•	our reputation may suffer.

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

We license the rights to certain compounds to develop and market our product candidates. Currently, we have licensed rights relating to eight compounds for the development of ten product candidates.

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

If any of our license agreements is terminated, we would have no further rights to develop and commercialize the product candidate that is the subject of the license. The termination of the license agreements related to MN-166 would significantly and adversely affect our business. The termination of any of the remainder of our license agreements could materially and adversely affect our business.

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

The sale of additional common stock to Aspire Capital may cause substantial dilution to our existing shareholders and/or the price of our common stock to decline.

Pursuant to a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire”) dated August, 20, 2012, we may sell additional shares of our common stock to Aspire over a period of up to 24 months. Depending upon market liquidity at the time, sales of shares of our common stock under the agreement may cause the trading price of our common stock to decline and may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock to Aspire in this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

If any product candidate that we develop does not provide a treatment regimen that is as beneficial as, or is perceived as being as beneficial as, the current standard of care or otherwise does not provide patient benefit, that product candidate, if approved for commercial sale by the FDA or other regulatory authorities, likely will not achieve market acceptance. Our ability to effectively promote and sell any approved products will also depend on pricing and cost-effectiveness, including our ability to produce a product at a competitive price and our ability to obtain sufficient third-party coverage or reimbursement. If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, patients and third-party payers, our ability to generate revenues from that product would be substantially reduced. In addition, our efforts to educate the medical community and third-party payers on the benefits of our product candidates may require significant resources and may never be successful.

If our products are not accepted by the market or if users of our products are unable to obtain adequate coverage of and reimbursement for our products from government and other third-party payers, our revenues and profitability will suffer.

Our ability to commercialize our products successfully will depend in significant part on pricing and cost effectiveness, including our ability to produce a product at a competitive price and our ability to obtain appropriate coverage of and reimbursement for our products and related treatments from governmental authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs. Third-party payers are increasingly challenging the prices charged for medical products and services. We cannot provide any assurances that third-party payers will consider our products cost-effective or provide coverage of and reimbursement for our products, in whole or in part.

Uncertainty exists as to the coverage and reimbursement status of newly approved medical products and services and newly approved indications for existing products. Third-party payers may conclude that our products are less safe, less clinically effective or less cost-effective than existing products, and third-party payers may not approve our products for coverage and reimbursement. If we are unable to obtain adequate coverage of and reimbursement for our products from third-party payers, physicians may limit how much or under what circumstances they will prescribe or administer them. Such reduction or limitation in the use of our products could cause our sales to suffer. Even if third-party payers make reimbursement available, payment levels may not be sufficient to make the sale of our products profitable.

Market acceptance and sales of our current or future product candidates will depend in large part on global reimbursement policies and may be affected by future healthcare reform measures, both in the U.S. and other key international markets. For example, continuing health care reform in the U.S. will control or significantly influence the purchase of medical services and products, and may result in inadequate coverage of and reimbursement for our products. Many third-party payers are pursuing various ways to reduce pharmaceutical costs, including the use of formularies. The market for our products depends on access to such formularies, which are lists of medications for which third-party payers provide reimbursement. These formularies are increasingly restricted, and pharmaceutical companies face significant competition in their efforts to place their products on formularies. This increased competition has led to a downward pricing pressure in the industry. The cost containment measures that third-party payers, including government payers, are instituting could have a material adverse effect on our ability to operate profitably.

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

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payers to contain or reduce the costs of health care. In the U.S. and in foreign jurisdictions, there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system. For example, in some countries, pricing of prescription drugs is subject to government control, and we expect to continue to see proposals to implement similar controls in the U.S. to continue. Another example of proposed reform that could affect our business is drug reimportation into the U.S. Moreover, the pendency or approval of such proposals could result in a decrease in our stock price or our ability to raise capital or to obtain strategic partnerships or licenses. More recently, the Patient Protection and Affordable Care Act imposed numerous reforms that may impact the costs, legal requirements and potential success of our operations.

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

We have 12 full-time employees as of the date of this report. If we are successful in securing a strategic collaboration or raising additional capital, our management, personnel, systems and facilities currently in place may not be adequate to support the company’s needs. For example, we may hire additional personnel in clinical development, regulatory affairs and business development to further strengthen our core competencies or choose to develop sales, marketing and distribution capabilities for certain of our product candidates. Our need to effectively manage our operations, growth and product development programs requires that we:

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

The Sarbanes-Oxley Act requires that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Our listing obligations under the Jasdaq Market (formerly the Hercules Market until its closure in 2010) of the Osaka Securities Exchange, or OSE, also require that we comply either with Section 404 of the Sarbanes-Oxley Act or equivalent regulations in Japan and we elected to comply with Section 404. As a result, we are required to perform an evaluation of our internal control over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404. We are subject to attestation by our registered public accounting firm on our report regarding internal control over financial reporting for the year ended December 31, 2012 under Japanese securities laws. Our efforts to comply with Section 404 and related regulations have required, and continue to require, the commitment of significant financial and managerial resources. We cannot be certain that a material weakness will not be identified when we test the effectiveness of our controls in the future. If a material weakness is identified, we could be subject to sanctions or investigations by Nasdaq, the SEC, the OSE or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

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

Despite the listing of our common stock on the Nasdaq Global Market and the Jasdaq Market of the Osaka Securities Exchange in Japan, trading volume in our securities has been light and an active trading market may not develop for our common stock. In December 2012, our average trading volume was approximately 28,000 shares per day on the Nasdaq Global Market and approximately 63,000 shares per day on the Jasdaq Market.

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like us in particular, have historically been highly volatile and may continue to be highly volatile in the future. For example, since the date of our initial public offering in Japan on February 8, 2005 through December 31, 2012, our common stock has traded as high as approximately $42.00 and as low as approximately $1.30. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the development status of our product candidates, including clinical trial results and determinations by regulatory authorities with respect to our product candidates;

•	the initiation, termination, or reduction in the scope of any collaboration arrangements or any disputes or developments regarding such collaborations;

•	FDA or foreign regulatory actions, including failure to receive regulatory approval for any of our product candidates;

•	announcements of technological innovations, new commercial products or other material events by us or our competitors;

•	disputes or other developments concerning our intellectual property rights;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	actual and anticipated fluctuations in our quarterly or annual operating results;

•	price and volume fluctuations in the overall stock markets;

•	any potential delisting of our securities;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

•	additions or departures of key personnel;

•	discussions of our business, management, products, financial performance, prospects or stock price by the financial and scientific press and online investor communities;

•	litigation or public concern about the safety of our potential products;

•	public concern as to, and legislative action with respect to, the pricing and availability of prescription drugs or the safety of drugs and drug delivery techniques; or

•	regulatory developments in the U.S. and in foreign countries.

Broad market and industry factors, as well as economic and political factors, also may materially adversely affect the market price of our common stock.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of biotechnology and biopharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have in the past experienced significant stock price volatility. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We leased approximately 5,089 square feet of office space at our headquarters at 4350 La Jolla Village Drive, Suite 950, San Diego, California under a lease that expired on February 28, 2013. On February 27, 2013, we entered into a sublease agreement effective March 1, 2013 (the “Sublease”) with Denali Advisors, LLC, the sublessor, to which Irvine Company, the master landlord, has provided its consent. The Sublease is for 5,219 square feet, and is for the Company’s new headquarters located at 4275 Executive Square, Suite 650, La Jolla, California, 92037. The Sublease has a term of 4 years and 9 months and provides that the Company will pay Irvine Company a monthly base rent of $10,699 for the premises during the first year. In addition to our headquarters, we also lease 1,726 square feet of office space in Tokyo, Japan under a lease that expires in May 2013 and provides for six month extensions thereafter. We have no laboratory, research or manufacturing facilities, and we currently do not plan to purchase or lease any such facilities, as such services are provided to us by third-party service providers. We believe that our current facilities are adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3. Legal Proceedings

On March 3, 2011, we received a letter, in which certain allegations were made, from a former employee who had been terminated in January 2011 pursuant to our planned reduction-in-force. On July 8, 2011, the former employee filed a lawsuit in the Superior Court of the State of California, County of San Diego, asserting certain claims related to the Company’s work environment and the employee’s termination, and on December 12, 2011 the court granted our motion to compel arbitration. On August 1, 2012, the arbitrator stayed all proceedings to allow the plaintiff time to obtain new counsel. The plaintiff has since obtained new counsel and the arbitrator has continued the stay to allow our legal counsel and the plaintiff’s new counsel to work out some final details regarding documents and property previously held by the plaintiff’s former counsel. Based on our current assessment, we do not expect its outcome to have a material adverse effect on our business, financial condition and results of operations.

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

The following table sets forth the high and low sale prices per share of our common stock as reported on the Nasdaq Global Market.

	Common Stock Price
	High	Low
Fiscal year ended December 31, 2011
First quarter	$5.90	$2.56
Second quarter	$2.72	$1.94
Third quarter	$3.08	$1.88
Fourth quarter	$2.44	$1.60

Fiscal year ended December 31, 2012
First quarter	$3.38	$1.62
Second quarter	$3.95	$1.29
Third quarter	$2.45	$1.56
Fourth quarter	$2.19	$1.49

Holders of Common Stock

As of the date of this filing there were approximately 6,300 holders of record of our common stock.

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

On August 20, 2012, we entered into a Common Stock Purchase Agreement with Aspire pursuant to which the Company may sell to Aspire, and Aspire would be obligated to purchase, up to an aggregate of $20 million of our common stock over the two year term of the agreement including $1 million in common stock purchased by Aspire in connection with execution of the agreement. Daily sales of our common stock to Aspire are subject to certain limitations and the per share sales price is based on closing stock prices at or near each transaction date. No more than 3,231,096 shares of our common stock can be issued under this agreement, including the 363,636 shares issued to Aspire in consideration of entering into the agreement. Our net proceeds will depend on the frequency and number of shares of our common stock sold to Aspire and the per share purchase price of each transaction. As of December 31, 2012, the Company had completed sales to Aspire totaling 856,060 shares of common stock at prices ranging from $1.65 to $1.93 per share, generating gross proceeds of $1.5 million. Between August 21, 2012 and the date of this report, we have generated proceeds of $3.0 million under the Common Stock Purchase Agreement with Aspire including proceeds of $1.5 million on the sale 800,000 shares of our common stock subsequent to December 31, 2012.

We have used and intend to continue to use the net proceeds from the above transactions to fund our product development programs and for general corporate purposes.

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

	3/31/2010	12/30/2010	12/30/2011	12/30/2012
MediciNova, Inc.	$100	$60	$22	$22
Jasdaq Total Index	$100	$98	$90	$103

*	No cash dividends have been declared or paid on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

*	No cash dividends have been declared or paid on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	12/7/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/30/2011	12/31/2012
MediciNova, Inc.	$100	$38	$13	$58	$39	$14	$14
NASDAQ Biotechnologies Index	$100	$101	$88	$102	$117	$131	$173
NASDAQ Composite Index	$100	$109	$65	$93	$109	$107	$124

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

	Years ended December 31,
	2012	2011
Statements of Operations Data:
Revenues	$803	$—
Operating expenses:
Research and development	5,013	7,784
General and administrative	6,735	8,324

Total operating expenses	11,748	16,108

Operating loss	(10,945)	(16,108)
Other expense	(30)	(81)
Interest expense	—	(1,595)
Other income, net	25	62

Loss before income taxes	(10,950)	(17,722)
Income Taxes	(11)	(12)

Net loss	(10,961)	(17,734)

Net loss applicable to common stockholders	$(10,961)	$(17,734)

Basic and diluted net loss per share	$(0.66)	$(1.20)

Shares used to compute basic and diluted net loss per share	16,522,929	14,813,156

	As of December 31,
	2012	2011
Balance Sheet Data:
Cash, cash equivalents and current investment securities	$4,011	$15,093
Working capital	3,384	12,010
Total assets	19,568	30,787
Deficit accumulated during the development stage	(296,234)	(285,272)
Total stockholders’ equity	14,880	23,498

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

Overview

Background

We are a development stage biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of serious diseases with unmet medical needs with a commercial focus on the U.S. market. We were incorporated in Delaware in September 2000.

We have incurred significant net losses since our inception. For the year ended December 31, 2012, we had a net loss of $11.0 million. At December 31, 2012, from inception, our accumulated deficit was $296.2 million, including $50.4 million of non-cash stock-based compensation charges. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own. As of December 31, 2012, we had available cash and cash equivalents of $4.0 million and working capital of $3.4 million. We expect to have approximately $3 million in available cash as of March 31, 2013, and, assuming we raise additional capital, we expect to spend approximately $6 million from April 1, 2013 through December 31, 2013 to execute our strategic plan and fund operations. As of the date of this report, we have working capital sufficient to fund operations through June 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Between August 21, 2012 and the date of this report we have generated proceeds of $3.0 million under the Common Stock Purchase Agreement with Aspire Capital Fund LLC (“Aspire”) including proceeds of $1.5 million on the sale 800,000 shares of our common stock subsequent to December 31, 2012. We have the right, subject to the terms of the Common Stock Purchase Agreement, to cause Aspire to acquire up to 3,231,096 shares for total gross proceeds not to exceed $20 million (including the 2,019,696 shares issued or sold to Aspire to date for $3.0 million), subject to daily dollar limitations and subject to the maximum dollar amount we can sell from time to time under our registration statement on Form S-3. We expect to sell additional shares under this agreement during 2013. We are also pursuing other opportunities to raise capital through the sale of our common stock or through other strategic initiatives. There can be no assurances that there will be adequate financing available to us on acceptable terms, or at all. If the Company is unable to obtain additional financing, we may have to sell one or more of our programs or cease operations.

We are currently focusing our development activities on MN-166, an ibudilast-based drug candidate for the treatment of neurological disorders, and obtaining additional funding to advance clinical trial development of MN-221, a novel, highly selective ß2 -adrenergic receptor agonist being developed for the treatment of acute exacerbations of asthma and COPD.

Including MN-166 and MN-221 and our other product development programs, we have acquired licenses to eight compounds for the development of ten product candidates which include clinical development for the treatment of acute exacerbations of asthma, MS and other central nervous system (CNS) disorders, bronchial asthma, interstitial cystitis (IC), solid tumor cancers, generalized anxiety disorders/insomnia, preterm labor and urinary incontinence.

We entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Make-Friend Medicine Technology Co., Ltd. effective September 27, 2011. The joint venture agreement provides for the joint venture company, Zhejiang Sunmy Bio-Medical Co., Ltd. (“Zhejiang Sunmy”), to develop and commercialize MN-221 in China. A sublicense will be required under which Zhejiang Sunmy will license MN-221 from us. In accordance with the joint venture agreement, in March 2012 we paid $680,000 for our 30% interest in Zhejiang Sunmy. The other parties to the joint venture agreement provided funding for their combined 70% interest. We have not entered into the sublicense of MN-221 with the joint venture company as of the date of this report. There is no assurance the sublicense will be executed and there is no assurance that Zhejiang Sunmy will be able to proceed with the development of MN-221 in China. A. Zhejiang Sunmy is a variable interest entity for which we are not the primary beneficiary as we do not have a majority of the board seats and we will not have power to direct or significantly influence the actions of the entity. We therefore account for the activities of Zhejiang Sunmy under the equity method whereby we absorb any loss or income generated by Zhejiang Sunmy according to our percentage ownership. At December 31, 2012 we reflect a long-term asset on our consolidated balance sheet which represents our investment in Zhejiang Sunmy, net of our portion of any generated loss or income.

Upon completion of proof-of-concept Phase 2 clinical trials, we intend to enter into strategic alliances with leading pharmaceutical or biotech companies who seek late stage product candidates, such as MN-221, to support further clinical development and product commercialization. Depending on decisions we may make as to further clinical development, we may seek to raise addition capital. We may also pursue potential partnerships and potential acquirers of license rights to our programs in markets outside the U.S.

Underwritten Firm Commitment Public Offering

In March 2011 we completed a firm-commitment underwritten public offering of 2,750,000 units at a price to the public of $3.00 per unit for gross proceeds of $8.25 million. Each unit consists of one share of common stock and a warrant to purchase one share of common stock. The shares of common stock and warrants are immediately separable and were issued separately. On March 24, 2011, the underwriter exercised 50,666 units of its 412,500 unit overallotment. The warrants are exercisable immediately upon issuance, have a five-year term and an exercise price of $3.56 per share. The warrants are indexed to our stock and do not permit net-cash settlement. On March 29, 2011, we received net proceeds of $7.7 million, after underwriter discount and underwriter expenses and no warrants exercised. In accordance with the authoritative guidance, the warrants were classified as equity instruments as they contain no provision which may require cash settlement.

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

Kissei Services Agreement

In October 2011 we entered into an agreement with Kissei to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. We assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, which was research and development services. Under the terms of the agreement, we are responsible for all costs to be incurred in the performance of these services. As such, we are recognizing as revenue the $2.5 million payment as the research and development services are performed. Certain of these research and development services were completed in 2012 and the remaining services are expected to be delivered and completed after 2013.

Common Stock Purchase Agreement

On August 20, 2012, we entered into a common stock purchase agreement with Aspire pursuant to which the Company may sell to Aspire, and Aspire would be obligated to purchase, up to an aggregate of $20 million of our common stock over the two year term of the agreement including $1 million in common stock purchased by Aspire in connection with execution of the agreement. Daily sales of our common stock to Aspire are subject to certain limitations and the per share sales price is based on closing stock prices at or near each transaction date. No more than 3,231,096 shares of our common stock can be issued under this agreement, including the 363,636 shares issued to Aspire in consideration of entering into the agreement. Our net proceeds will depend on the frequency and number of shares of our common stock sold to Aspire and the per share purchase price of each transaction. As of December 31, 2012, the Company had completed sales to Aspire totaling 856,060 shares of common stock at prices ranging from $1.65 to $1.93 per share, generating gross proceeds of $1.5 million. Between August 21, 2012 and the date of this report, we have generated proceeds of $3.0 million under the Common Stock Purchase Agreement with Aspire including proceeds of $1.5 million on the sale 800,000 shares of our common stock subsequent to December 31, 2012.

Lease of Corporate Headquarters

We leased approximately 5,089 square feet of office space at our headquarters at 4350 La Jolla Village Drive, Suite 950, San Diego, California under a lease that expired on February 28, 2013. On February 27, 2013, we entered into a sublease agreement effective March 1, 2013 (the “Sublease”) with Denali Advisors, LLC, the sublessor, to which Irvine Company, the master landlord, has provided its consent. The Sublease is for 5,219, square feet, and is for the Company’s new headquarters located at 4275 Executive Square, Suite 650, La Jolla, California, 92037. The Sublease has a term of 4 years and 9 months and provides that the Company will pay Irvine Company a monthly base rent of $10,699 for the premises during the first year.

Revenues and Cost of Revenues

We recognized approximately $803,000 of revenue for the year ending December 31, 2012 and no revenues in the two-year period ended December 31, 2011. Revenue was recorded in 2012 related to the Kissei services agreement based on the development services we performed during that period. All expenses incurred during 2012 related to these services were recorded as research and development expenses. Other than the revenue recorded in 2012, our revenues to date have been from development services revenues under service agreements pursuant to which we billed consulting fees and our pass-through clinical contract costs. The primary costs associated with these revenues were clinical contract costs we incurred and passed-through to our customers.

Research and Development

Our research and development expenses consist primarily of the license fees related to our product candidates, salaries and related employee benefits, costs associated with the preclinical and clinical development of our product development programs, costs associated with non-clinical activities, such as regulatory expenses, and pre-commercialization manufacturing development activities. We use external service providers to manufacture our compounds to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. Research and development expenses include fees paid to consultants, contract research organizations, contract manufacturers and other external service providers, including professional fees and costs associated with legal services, patents and patent applications for our intellectual property. Internal research and development expenses include costs of compensation and other expenses for research and development personnel, supplies, facility costs and depreciation. Research and development costs are expensed as incurred.

The following table summarizes our research and development expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Unallocated” category (in thousands):

Product Candidate	Disease/Indication	Year ended December 31,
		2012	2011
MN-221	Acute exacerbations of asthma/COPD	$3,578	$5,677
MN-166	Neurological disorders including opioid withdrawal, methamphetamine addiction, chronic MOH pain and MS	661	804
MN-001	Bronchial asthma	171	93
MN-029	Solid tumors	101	97
MN-001	Interstitial cystitis	34	33
MN-246	Urinary incontinence	7	3
MN-447	Thrombotic disorders	6	41
MN-305	Generalized anxiety disorder/insomnia	2	1
MN-221	Preterm labor	—	5
MN-462	Thrombotic disorders	—	—
Unallocated		453	1,031

Total research and development		$5,013	$7,785

We are currently focusing our development activities on MN-166, an ibudilast-based drug candidate for the treatment of neurological disorders, and obtaining additional funding to advance clinical trial development of MN-221, a novel, highly selective ß2 -adrenergic receptor agonist being developed for the treatment of acute exacerbations of asthma and chronic obstructive pulmonary disease, or COPD. In May 2012 we announced the preliminary trial results of the Phase 2 MN-221-CL-007 clinical trial for the treatment of acute exacerbations of asthma, and in August 2012 we announced preliminary trial results of an additional Phase 1b/2a COPD MN-221—CL-012 clinical trial. On October 22, 2012 we met with the FDA to review future development of this product candidate. The FDA identified the risk/benefit profile of MN-221 as a focal point for further development of MN-221 and advised that a clinical outcome, such as a reduction in hospitalizations, would need to be a pivotal trial primary endpoint. We have decided that future MN-221 development will be designed according to the feedback received from the FDA. Our research and development expenses may increase in connection with new clinical trials related to MN-166. We have determined that future MN-221 clinical trial development will be partner-dependent from a funding perspective.

We will continue to limit our expenditures on the remainder of our existing product candidates to only those activities deemed necessary to maintain our license rights or maximize the value of such product candidates while pursuing a variety of initiatives to monetize such product development. As a result, we expect that research and development expenses will remain low in future periods for our other product candidates.

General and Administrative

Our general and administrative costs primarily consist of salaries, benefits and consulting and professional fees related to our administrative, finance, human resources, business development, legal, information systems support functions, facilities and insurance costs. General and administrative costs are expensed as incurred.

Our general and administrative expenses may increase in future periods if we are required to expand our infrastructure based on the success of our product development programs and in raising capital to support our product development programs or otherwise in connection with increased business development activities related to partnering, out-licensing or product disposition.

Other Income and Expense

Other income primarily consists of interest earned on our cash, cash equivalents and investments. In 2011, other expense primarily consists of accretion related to the Convertible Notes and the amortization of debt issuance costs paid to third parties and $1.6 million of interest on our debt. In 2012, other expense primarily consists of losses from the joint venture and net foreign exchange losses related to vendor invoices denominated in foreign currencies. We held no debt and had no interest expense in 2012.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities. We review our estimates on an ongoing basis, including those related to our significant accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our most critical accounting estimates include our recognition of revenue which impacts revenue and deferred revenue, of research and development expenses which impacts operating expenses and accrued liabilities, and stock-based compensation which impacts operating expenses. We review our estimates and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that the following accounting policies are critical to the judgments and estimates used in preparation of our consolidated financial statements.

Revenue

In October 2011 we entered into an agreement with Kissei to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. We assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, which was research and development services. The $2.5M was initially recorded as deferred revenue. Revenue was recorded in 2012 as the research and development services were delivered.

Research and Development Expenses

Research and development costs are expensed as incurred based on certain contractual factors such as estimates of work performed, milestones achieved, patient enrollment and experience with similar contracts. As actual costs become known, accruals are adjusted. To date, our accrued research and development expenses have not differed significantly from the actual expenses incurred.

Stock-Based Compensation

We grant options to purchase our common stock to our employees and directors under our Amended and Restated 2004 Stock Incentive Plan. Additionally, we have outstanding stock options that were granted under our 2000 General Stock Incentive Plan. The benefits provided under both of these plans requires stock-based compensation for an award of equity instruments, including stock options and employee stock purchase rights issued to employees to be recognized as a cost in the consolidated financial statements. The cost of these awards is measured according to the grant date fair value of the stock award and is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. We occasionally issue employee performance based stock options, the vesting of which is subsequently based on a determination made by the Company’s board of directors as to the achievement of certain corporate objectives. The grant date of such awards is the date on which our board of directors makes its determination. For periods preceding the grant date, the cost of these awards is measured according to their fair value at each reporting date. In the absence of an observable market price for the stock award, the grant date fair value of the award would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate.

Valuation of our stock option grants require us to estimate certain variables, such as estimated volatility and expected life. If any of our estimations change, such changes could have a significant impact on the stock-based compensation amount we recognize.

Goodwill and Purchased Intangibles

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets of acquired businesses. The allocation of purchase price for acquisitions require extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets as a portion of the purchase price can only be allocated to goodwill in a business combination. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets that have finite useful lives require the use of estimates and the exercise of judgment. These judgments can significantly affect our net operating results. We recorded goodwill and IPR&D of $9.6 million and $4.8 million, respectively, as of December 31, 2012 and 2011.

Our annual test date for goodwill and purchased indefinite life intangibles impairment is December 31 or more frequently if we believe indicators of impairment are present. We periodically re-evaluate the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of our long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flows in future periods as well as the strategic significance of any intangible assets in our business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued updated accounting guidance that clarifies existing fair value measurements and disclosures, and eliminates differences between GAAP and International Financial Reporting Standards to make convergence guidance more understandable. This guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Effective January 1, 2012, the Company adopted guidance issued by the FASB, concerning presentation and disclosure only for the presentation of comprehensive (loss) income. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations, other than its impact on the presentation of comprehensive (loss) income.

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

Results of Operations

Comparison of the Years ended December 31, 2012 and 2011

Revenues

Revenue for the year ended December 31, 2012 was approximately $803,000. There was no revenue for the year ended December 31, 2011. The revenue recorded in 2012 related to the development services we performed under the Kissei services agreement during that period.

Research and Development

Research and development expenses for the year ended December 31, 2012 were $5.0 million, a decrease of $2.8 million compared to $7.8 million for the year ended December 31, 2011. This decrease in research and development expenses primarily related to a decrease of $3.4 million in spending on MN-221 primarily due to the completion of the CL-007 clinical trial in March 2012, partially offset by an increase in spending of $1.3 million for our MN-221—CL-012 clinical trial, and decreases in unallocated employee compensation, occupancy and legal costs totaling $0.6 million.

General and Administrative

General and administrative expenses were $6.7 million for the year ended December 31, 2012, a decrease of $1.6 million compared to $8.3 million for the year ended December 31, 2011. This decrease in general and administrative expenses was due primarily to $1.2 million decrease in employee compensation expense including $0.6 million related to stock-based compensation, and a decrease in professional legal and accounting fees of $0.4 million.

Other Expense

Other expense for the year ended December 31, 2012 was approximately $30,000, as compared to approximately $80,000 for the year ended December 31, 2011. In 2011, other expense primarily consisted of accretion related to convertible notes and amortization of debt issuance costs paid to third parties. In 2012, other expense consisted of losses from the joint venture accounted for under the equity method according to our percentage ownership, and net foreign exchange losses related to vendor invoices denominated in foreign currencies.

Interest Expense

Interest expense for the year ended December 30, 2011 was $1.6 million and consisted of interest on our debt under the effective interest method and write-off of debt related costs pursuant to the early repayment of our debt with Oxford. In 2012, we held no debt and had no interest expense.

Other Income

Other income for the year ended December 31, 2012 was approximately $25,000, as compared to approximately $60,000 for the year ended December 31, 2011. The decrease is due to a decrease in interest income on lower cash equivalents.

Liquidity and Capital Resources

We incurred losses of $11.0 million and $17.7 million for the years ended December 31, 2012, and 2011 respectively. At December 31, 2012, from inception, our accumulated deficit was $296.2 million, including $50.4 million of non-cash stock-based compensation charges. We have used net cash of $11.9 million and $13.3 million to fund our operating activities for the years ended December 31, 2012 and 2011, respectively. Our operating losses to date have been funded primarily through the private placement of our equity securities, the public sale of our common stock, long-term debt, development agreements with partners and the exercise of founders’ warrants, net of treasury stock repurchases.

In March 2011 we announced a firm-commitment underwritten public offering of 2,750,000 units at a price to the public of $3.00 per unit for gross proceeds of $8.25 million. Each unit consists of one share of common stock, and a warrant to purchase one share of common stock. The shares of common stock and warrants are immediately separable and were issued separately. On March 24, 2011, the underwriter exercised 50,666 units of its 412,500 unit overallotment.

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

In October 2011, we entered into an agreement with Kissei to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. We are responsible for all costs incurred and to be incurred in the performance of these services. The amount received from Kissei, net of the amount recorded as revenue, is included on the balance sheet as deferred revenue and will be recognized as revenue as we perform the remaining services. Revenue recorded in 2012 was $0.8 million and no revenue was recorded in 2011.

On August 20, 2012 we entered into a common stock purchase agreement with Aspire, pursuant to which the Company may sell to Aspire, and Aspire would be obligated to purchase, up to an aggregate of $20 million of our common stock over the two year term of the agreement including $1 million in common stock purchased by Aspire in connection with execution of the agreement. Daily sales of our common stock to Aspire are subject to certain limitations and the per share sales price is based on closing stock prices at or near each transaction date. No more than 3,231,096 shares of our common stock can be issued under this agreement, including the 363,636 shares issued to Aspire in consideration of entering into the agreement. Our net proceeds will depend on the frequency and number of shares of our common stock sold to Aspire and the per share purchase price of each transaction. We may, on any business day over the term of the agreement, direct Aspire to purchase up to 50,000 shares, up to a maximum of $500,000 per business day. The purchase price shall be the lower of (i) the lowest sale price of the Company’s common stock on the date of the sale, or (ii) the average of the three lowest closing stock prices during the 12 consecutive business days ending on the business day immediately preceding the purchase date. In addition, we may on any business day over the term of the agreement, direct Aspire to make a volume-weighted average purchase (“VWAP”) of stock not to exceed 15% (which limitation may be increased up to 30% by the mutual agreement of the parties) of the aggregate shares of our stock traded on the next business day, the purchase price of which shall be the lower of the closing price on the date of the sale, or 95% of the next business day’s Nasdaq volume weighted average price, subject to a minimum market price threshold established by us and certain other exceptions. We initially issued 363,636 shares of our common stock to Aspire as consideration for entering into the agreement. As of December 31, 2012, the Company had completed sales to Aspire totaling 856,060 shares of common stock at prices ranging from $1.65 to $1.93 per share, generating gross proceeds of $1.5 million. Between August 21, 2012 and the date of this report, we have generated proceeds of $3.0 million under the Common Stock Purchase Agreement with Aspire including proceeds of $1.5 million on the sale 800,000 shares of our common stock subsequent to December 31, 2012. The agreement with Aspire provides Aspire certain termination rights, including rights under an event of default as defined therein, under which the Company may not require and Aspire would not be obligated to purchase any shares of our common stock. The Company and Aspire may also not effect any sales under the agreement on any purchase date where the closing price of our common stock is less than $1.00 per share.

Between August 21, 2012 and the date of this report we have generated proceeds of $3.0 million under the Common Stock Purchase Agreement with Aspire including proceeds of $1.5 million on the sale 800,000 shares of our common stock subsequent to December 31, 2012. We have the right, subject to the terms of the Common Stock Purchase Agreement, to cause Aspire to purchase up to approximately 1,300,000 additional shares for total gross proceeds not to exceed $20 million (including the $3.0 million sold to Aspire to-date) subject to daily dollar limitations and subject to the maximum dollar amount we can sell from time to time under our registration statement on Form S-3. We expect to sell additional shares under this agreement during 2013. We are also pursuing other opportunities to raise capital through the sale of our common stock or through other strategic initiatives. There can be no assurances that there will be adequate financing available to us on acceptable terms, or at all. If the Company is unable to obtain additional financing, we may have to sell one or more of our programs or cease operations.

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

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements, and to complete acquisitions of additional product candidates;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs of securing manufacturing arrangements for clinical or commercial production of our product candidates;

•	the costs associated with expanding our management, personnel, systems and facilities;

•	the costs associated with any litigation;

•	the costs associated with the operations or wind-down of any business we may acquire;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights; and

•	the costs of establishing or contracting for sales and marketing capabilities and commercialization activities if we obtain regulatory approval to market our product candidates.

Other Significant Contractual Obligations

The following summarizes our scheduled long-term contractual obligations that may affect our future liquidity as of December 31, 2012 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$145	$108	$37	$—	$—
Research and development services(1)	$2,354	$4	$2,350	—	—

Total(2)	$2,499	$112	$2,387	$—	$—

(1)	In October 2011, we entered into an agreement with Kissei to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. We are responsible for all costs to be incurred in the performance of these services. The estimated remaining costs to be incurred in the performance of all such remaining services are included above.

(2)	We also enter into agreements with third parties to conduct our clinical trials, manufacture our product candidates, perform data collection and analysis and other services in connection with our product development programs. As our payment obligations under these agreements depend upon the progress of our product development programs, we are unable at this time to estimate the future costs we might incur under these agreements.

Off-Balance Sheet Arrangements

At December 31, 2012, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

Cash and cash equivalents as of December 31, 2012 were $4.0 million and were primarily invested in money market interest bearing accounts and money market funds. A hypothetical 10% adverse change in the average interest rate on our cash and cash equivalents would have had no material effect on net loss for the year ended December 31, 2012.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

MediciNova, Inc.

We have audited the accompanying consolidated balance sheets of MediciNova, Inc. (a development stage company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and for the period from September 26, 2000 (inception) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period January 1, 2009 through December 31, 2010, were audited by other auditors whose report dated March 31, 2011 expressed an unqualified opinion on those statements. The financial statements for the period January 1, 2009 through December 31, 2010 includes total net loss of $40.6 million. Our opinion on the statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the period September 26, 2000 (inception) through December 31, 2012, insofar as it relates to amounts for the period January 1, 2009 through December 31, 2010, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MediciNova, Inc., (a development stage company) at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended and the period from September 26, 2000 (inception) through December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a history of recurring losses from operations and an accumulated deficit that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MediciNova Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 28, 2013

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$4,010,530	$15,093,124
Prepaid expenses and other current assets	411,592	614,540

Total current assets	4,422,122	15,707,664
Goodwill	9,600,241	9,600,241
In-process research and development	4,800,000	4,800,000
Investment in joint venture	667,204	650,000
Property and equipment, net	78,474	29,425

Total assets	$19,568,041	$30,787,330

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$491,853	$718,882
Accrued expenses	314,652	1,515,815
Accrued compensation and related expenses	228,124	599,087
Current deferred revenue	3,163	863,510

Total current liabilities	1,037,792	3,697,294
Deferred tax liability	1,956,000	1,956,000
Long-term deferred revenue	1,694,257	1,636,490

Total liabilities	4,688,049	7,289,784
Stockholders’ equity:
Preferred stock, $0.01 par value; 3,000,000 and 500,000 shares authorized at December 31, 2012 and December 31, 2011; 220,000 shares issued at December 31, 2012 and December 31, 2011	2,200	2,200
Common stock, $0.001 par value; 100,000,000 and 30,000,000 shares authorized at December 31, 2012 and December 31, 2011; 17,407,311 and 16,127,615 shares issued at December 31, 2012 and December 31, 2011, respectively, and 17,403,125 and 16,088,015 shares outstanding at December 31, 2012 and December 31, 2011, respectively	17,407	16,128
Additional paid-in capital	312,293,225	309,998,251
Accumulated other comprehensive loss	(67,957)	(56,845)
Treasury stock, at cost; 4,186 shares at December 31, 2012 and 39,600 shares at December 31, 2011	(1,131,086)	(1,189,705)
Deficit accumulated during the development stage	(296,233,797)	(285,272,483)

Total stockholders’ equity	14,879,992	23,497,546

Total liabilities and stockholders’ equity	$19,568,041	$30,787,330

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,		Period from September 26, 2000 (inception) to December 31, 2012
	2012	2011
Revenues	$802,580	$—	$2,360,807
Operating expenses:
Cost of revenues	—	—	1,258,421
Research and development	5,013,092	7,784,719	167,054,655
General and administrative	6,734,844	8,323,715	112,257,368

Total operating expenses	11,747,936	16,108,434	280,570,444

Operating loss	(10,945,356)	(16,108,434)	(278,209,637)
Impairment charge on investment securities	—	—	(1,735,212)
Other expense	(29,605)	(81,292)	(389,230)
Interest expense	—	(1,595,093)	(3,605,818)
Other income	24,791	62,316	19,145,183

Loss before income taxes	(10,950,170)	(17,722,503)	(264,794,714)
Income taxes	(11,144)	(11,573)	(75,961)

Net loss	(10,961,314)	(17,734,076)	(264,870,675)
Accretion to redemption value of redeemable convertible preferred stock	—	—	(98,445)
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	—	—	(31,264,677)

Net loss applicable to common stockholders	(10,961,314)	$(17,734,076)	$(296,233,797)

Basic and diluted net loss per common share	$(0.66)	$(1.20)
Shares used to compute basic and diluted net loss per share	16,522,929	14,813,156
Net loss applicable to common stockholders	$(10,961,314)	$(17,734,076)	$(296,233,797)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(11,112)	(1,143)	(67,957)

Comprehensive loss	$(10,972,426)	$(17,735,219)	$(296,301,754)

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred compensation	Accumulated other comprehensive loss	Treasury stock	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Issuance of common stock for cash to founders at $1.00 per share in September	—	$—	50,000	$50	$49,950	$—	$—	$—	$—	$50,000
Issuance of Series A convertible preferred stock at $10 per share in October	500,000	5,000	—	—	4,995,000	—	—	—	—	5,000,000
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(201,325)	(201,325)

Balance at December 31, 2000	500,000	5,000	50,000	50	5,044,950	—	—	—	(201,325)	4,848,675
Issuance of Series A convertible preferred stock at $10 per share in August	500,000	5,000	—	—	4,995,000	—	—	—	—	5,000,000
Net loss	—	—	—	—	—	—	—	—	(1,794,734)	(1,794,734)

Balance at December 31, 2001	1,000,000	10,000	50,000	50	10,039,950	—	—	—	(1,996,059)	8,053,941
Net loss	—	—	—	—	—	—	—	—	(6,931,476)	(6,931,476)

Balance at December 31, 2002	1,000,000	10,000	50,000	50	10,039,950	—	—	—	(8,927,535)	1,122,465
Issuance of Series B convertible preferred stock at $100 per share, net of issuance costs of $1,093,453, in March, April, May and December	107,500	1,075	—	—	9,655,472	—	—	—	—	9,656,547
Net loss	—	—	—	—	—	—	—	—	(6,209,130)	(6,209,130)

Balance at December 31, 2003	1,107,500	11,075	50,000	50	19,695,422	—	—	—	(15,136,665)	4,569,882
Issuance of Series B convertible preferred stock at $100 per share, net of issuance costs of $1,208,896, in January, February, March, April and May	183,650	1,837	—	—	17,154,267	—	—	—	—	17,156,104
Stock-based compensation related to founders’ warrants	—	—	—	—	34,069,916	—	—	—	—	34,069,916
Deferred employee stock-based compensation	—	—	—	—	1,419,300	(1,419,300)	—	—	—	—
Amortization of deferred employee stock-based	—	—	—	—	—	224,579	—	—	—	224,579
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	—	—	—	—	31,264,677	—	—	—	(31,264,677)	—
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(78,756)	(78,756)
Net loss	—	—	—	—	—	—	—	—	(48,272,603)	(48,272,603)

Balance at December 31, 2004	1,291,150	12,912	50,000	50	103,603,582	(1,194,721)	—	—	(94,752,701)	7,669,122

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred compensation	Accumulated other comprehensive loss	Treasury stock	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Issuance of common stock in initial public offering at $38.80 per share in February	—	—	3,000,000	3,000	104,483,895	—	—	—	—	104,486,895
Issuance of common stock upon partial exercise of over-allotment option at $38.80 per share in March	—	—	157,300	157	5,557,616	—	—	—	—	5,557,773
Issuance costs for registration statement filed on behalf of restricted stockholders	—	—	—	—	(165,476)	—	—	—	—	(165,476)
Conversion of redeemable convertible preferred stock into common stock in February	—	—	2,766,785	2,767	43,499,998	—	—	—	—	43,502,765
Conversion of convertible preferred stock into common stock in February	(1,291,150)	(12,912)	3,911,500	3,911	9,001	—	—	—	—	—
Stock-based compensation related to acceleration of option vesting upon employee termination and subsequent reissuance of a fully vested option	—	—	—	—	127,875	—	—	—	—	127,875
Amortization of deferred employee stock-based compensation, net of cancelations	—	—	—	—	—	311,282	—	—	—	311,282
Cancelation of stock options issued to employees and related deferred compensation	—	—	—	—	(84,000)	84,000	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(19,689)	(19,689)
Purchase of treasury stock at $11.10 per share in December	—	—	—	—	—	—	—	(55,445)	—	(55,445)
Net loss	—	—	—	—	—	—	—	—	(25,692,135)	(25,692,135)
Other comprehensive loss	—	—	—	—	—	—	(15,188)	—	—	(15,188)

Balance at December 31, 2005	—	—	9,885,585	9,885	257,032,491	(799,439)	(15,188)	(55,445)	(120,464,525)	135,707,779
Cashless warrant exercises of 260,000 in February, April and August	—	—	260,000	260	(260)	—	—	—	—	—
Warrant exercises of 275,000 shares at $1.00 per share in March and August	—	—	275,000	275	274,725	—	—	—	—	275,000
Write off balance of deferred employee stock-based compensation as of 12/31/05	—	—	—	—	(799,439)	799,439	—	—	—	—
Option exercises of 1,400 shares at $10.00 per share in May and August	—	—	1,400	2	13,998	—	—	—	—	14,000

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred compensation	Accumulated other comprehensive loss	Treasury stock	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Amortization of deferred employee stock-based compensation	—	—	—	—	2,090,182	—	—	—	—	2,090,182
Purchase of treasury stock from $10.30—$13.10 per share in February, March, May, June, July, September and October	—	—	—	—	—	—	—	(1,382,425)	—	(1,382,425)
Net loss	—	—	—	—	—	—	—	—	(35,689,611)	(35,689,611)
Other comprehensive loss	—	—	—	—	—	—	(34,017)	—	—	(34,017)

Balance at December 31, 2006	—	—	10,421,985	10,422	258,611,697	—	(49,205)	(1,437,870)	(156,154,136)	100,980,908
Cashless warrant exercises of 650,047 in January and September	—	—	650,047	650	(650)	—	—	—	—	—
Issuance of common stock in a public offering at $12.00 per share in February	—	—	1,000,000	1,000	10,638,600	—	—	—	—	10,639,600
Employee stock-based compensation	—	—	—		3,939,416	—	—	—	—	3,939,416
Issuance of shares under an employee stock purchase plan at $6.72	—	—	—	—	—	—	—	33,782	—	33,782
Net loss	—	—	(5)	—	—	—	—	—	(48,903,244)	(48,903,244)
Other comprehensive loss	—	—	—	—	—	—	(82,261)	—	—	(82,261)

Balance at December 31, 2007	—	—	12,072,027	12,072	273,189,063	—	(131,466)	(1,404,088)	(205,057,380)	66,608,201
Employee stock-based compensation	—	—	—	—	3,172,712	—	—	—	—	3,172,712
Issuance of shares under an employee stock purchase plan at $2.33 average	—	—	—	—	—	—	—	86,726	—	86,726
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(21,924,829)	(21,924,829)
Other comprehensive income	—	—	—	—	—	—	101,722	—	—	101,722

Balance at December 31, 2008	—	—	12,072,027	12,072	276,361,775	—	(29,744)	(1,317,362)	(226,982,209)	48,044,532
Employee stock-based compensation	—	—	—	—	2,371,636	—	—	—	—	2,371,636
Option exercises	—	—	100,483	98	406,259	—	—	—	—	406,357
Fair value of redemption feature of Avigen purchase	—	—	—	—	9,513,042	—	—	—	—	9,513,042
Issuance of shares under an employee stock purchase plan at $2.21 average	—	—	—	—	—	—	—	81,967	—	81,967
Net loss	—	—	—	—	—	—	—	—	(20,368,890)	(20,368,890)
Other comprehensive loss	—	—	—	—	—	—	(35,170)	—	—	(35,170)

Balance at December 31, 2009	—	—	12,172,510	12,170	288,652,712	—	(64,914)	(1,235,395)	(247,351,099)	40,013,474

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred compensation	Accumulated other comprehensive loss	Treasury stock	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Employee stock-based compensation	—	—	—	—	2,000,935	—	—	—	—	2,000,935
Option exercises	—	—	44,948	49	166,550	—	—	—	—	166,599
Issuance of shares for Convertible Notes	—	—	265,409	265	1,804,515	—	—	—	—	1,804,780
Fair value of warrant issued in conjunction with Loan Agreement	—	—	—	—	859,208	—	—	—	—	859,208
Issuance of shares under an employee stock purchase plan at $6.56 average	—	—	—	—	—	—	—	37,460	—	37,460
Net loss	—	—	—	—	—	—	—	—	(20,187,308)	(20,187,308)
Other comprehensive loss	—	—	—	—	—	—	9,212	—	—	9,212

Balance at December 31, 2010	—	—	12,482,867	12,484	293,483,920	—	(55,702)	(1,197,935)	(267,538,407)	24,704,360
Employee stock-based compensation	—	—	—	—	1,372,748	—	—	—	—	1,372,748
Option exercises	—	—	32,836	31	76,232	—	—	—	—	76,263
Issuance of shares for Convertible Notes	—	—	11,246	12	76,461	—	—	—	—	76,473
Issuance of shares under an employee stock purchase plan	—	—	—	—	—	—	—	8,230	—	8,230
Issuance of units in a public offering at $3.00 per unit net of issuance costs of $715,112, each unit consisting of one share of common stock and one warrant to purchase one share of common stock.	—	—	2,800,666	2,801	7,684,085	—	—	—	—	7,686,886
Issuance of series B convertible preferred stock at $25 per share, net of issuance costs of $144,146	220,000	2,200	—	—	5,353,654	—	—	—	—	5,355,854
Issuance of common stock at $2.50 per share, net of issuance costs of $48,049	—	—	800,000	800	1,951,151	—	—	—	—	1,951,951
Net loss	—	—	—	—	—	—	—	—	(17,734,076)	(17,734,076)
Other comprehensive loss	—	—	—	—	—	—	(1,143)	—	—	(1,143)

Balance at December 31, 2011	220,000	2,200	16,127,615	16,128	309,998,251	—	(56,845)	(1,189,705)	(285,272,483)	23,497,546
Employee stock-based compensation	—	—	—	—	709,650	—	—	—	—	709,650
Option exercises	—	—	60,000	60	137,670	—	—	—	—	137,730
Issuance of shares under an employee stock purchase plan	—	—	—	—	—	—	—	58,619	—	58,619
Issuance of common stock under a common stock purchase agreement	—	—	1,219,696	1,219	1,347,654	—	—	—	—	1,348,873

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred compensation	Accumulated other comprehensive loss	Treasury stock	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Fair value of warrant issued	—	—	—	—	100,000	—	—	—	—	100,000
	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(10,961,314)	(10,961,314)
Other comprehensive loss	—	—	—	—	—	—	(11,112)	—	—	(11,112)
Balance at December 31, 2012	220,000	$2,200	17,407,311	$17,407	$312,293,225	$—	$(67,957)	$(1,131,086)	$(296,233,797)	$14,879,922

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,		Period from September 26, 2000 (inception) to December 31, 2012
	2012	2011
Operating activities:
Net loss	$(10,961,314)	$(17,734,076)	$(264,870,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	709,650	1,372,748	50,390,931
Amortization of Kissei upfront payment	(802,580)	—	1,697,420
Depreciation and amortization	69,528	41,869	2,014,052
Amortization of premium/discount on investment securities, convertible debt, debt discount and issuance costs	—	752,124	(1,099,365)
Impairment charge, net on investment securities and ARS Put	—	—	1,735,212
(Gain)/loss on disposal of assets	823	—	11,460
Impairment of sublease	—	—	35,259
Changes in operating assets and liabilities:
Prepaid expenses and other assets	266,927	164,563	(310,664)
Accounts payable, income tax payable, accrued expenses and deferred rent	(776,508)	(656,196)	545,034
Accrued compensation and related expenses	(370,964)	250,333	131,983
Restricted assets	—	(17)	5,982
Deferred revenue		2,500,000	2,500,000

Net cash used in operating activities	(11,864,438)	(13,308,652)	(209,712,471)

Investing activities:
Cash paid for acquired business, net of acquired cash	—	—	(2,829,785)
Purchases of investment securities	—	—	(377,205,766)
Maturities or sales of investment securities	—	—	377,918,240
Acquisition of property and equipment	(83,378)	(6,085)	(2,360,968)
Investment in joint venture	(680,000)	—	(680,000)
Proceeds from sales of property and equipment	—	—	256,845

Net cash used in investing activities	(763,378)	(6,085)	(4,901,434)

Financing activities:
Proceeds from issuance of common stock and units, net of issuance costs	1,486,603	9,715,100	132,665,225
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	5,355,854	85,572,825
Proceeds from ARS loan	—	—	17,605,485
Net proceeds from debt	—	—	14,670,000
Proceeds from conversion of convertible notes	—	76,473	1,881,253
Purchase of treasury stock, net of employee stock purchases	58,619	8,230	(1,164,868)
Repayment of debt	—	(15,000,000)	(15,000,000)
Repayment of ARS loan	—	—	(17,605,485)

Net cash provided by (used in) financing activities	1,545,222	155,657	218,624,435

Net increase / (decrease) in cash and cash equivalents	(11,082,594)	(13,159,080)	4,010,530
Cash and cash equivalents, beginning of period	15,093,124	28,252,204	—

Cash and cash equivalents, end of period	$4,010,530	$15,093,124	$4,010,530

Supplemental disclosure of investing activities and financing activities:
Proceeds from issuance of warrants	$—	$2,882,258	$2,882,258
Conversion of convertible preferred stock into common stock upon initial public offering	$—	$—	$43,515,677
Restricted assets, cash unrestricted upon conversion of convertible notes	$—	$76,473	$1,881,815
Supplemental disclosures of cash flow information:
Income taxes paid	$10,951	$12,010	$69,601
Interest paid	$—	$1,088,926	$2,487,343

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

(a development stage company)

Notes to Consolidated Financial Statements

1. The Company, Basis of Presentation and Summary of Significant Accounting Policies

The Company

We were incorporated in the state of Delaware in September 2000. We are a development stage biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of serious diseases with unmet medical needs with a commercial focus on the U.S. market. We are currently focusing our development activities on MN-166, an ibudilast-based drug candidate for the treatment of neurological disorders, and obtaining additional funding to advance clinical trial development of MN-221, a novel, highly selective ß2 -adrenergic receptor agonist being developed for the treatment of acute exacerbations of asthma and chronic obstructive pulmonary disease, or COPD.

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

We incurred losses of $11.0 million and $17.7 million for the years ended December 31, 2012 and 2011 respectively. We have a history of recurring losses from operations and have an accumulated deficit of $296.2 million as of December 31, 2012. Additionally, we have used net cash of $11.9 million and $13.3 million to fund our operating activities for the years ended December 31, 2012 and 2011, respectively. To date, these operating losses have been funded primarily through the private placement of our equity securities, the public sale of our common stock, long-term debt and the exercise of founders’ warrants.

As of December 31, 2012, we had available cash and cash equivalents of $4.0 million and working capital of $3.4 million. We presently estimate that we have sufficient working capital to fund operations through June 30, 2013. The Company will require additional cash funding to continue to execute its strategic plan and fund operations through December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Between August 21, 2012 and the date of this report, the Company has generated proceeds of $3.0 million under the Common Stock Purchase Agreement with Aspire Capital Fund LLC (“Aspire”) including proceeds of $1.5 million on the sale 800,000 shares of its common stock subsequent to December 31, 2012 (see Note 7). We have the right, subject to the terms of the Common Stock Purchase Agreement, to cause Aspire to acquire up to

3,231,096 shares for total gross proceeds not to exceed $20 million (including the 2,019,696 shares issued or sold to Aspire to date for $3.0 million), subject to daily dollar limitations and subject to the maximum dollar amount we can sell from time to time under our registration statement on Form S-3. We expect to sell additional shares under this agreement during 2013. We are also pursuing other opportunities to raise capital through the sale of our common stock or through other strategic initiatives. There can be no assurances that there will be adequate financing available to us on acceptable terms, or at all. If the Company is unable to obtain additional financing, we may have to seek buyers for one or more of our programs or cease operations.

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

Avigen Transaction. On December 18, 2009, we acquired 100% of the outstanding shares of Avigen, a biopharmaceutical company whose potential product candidate, MN-166, is a therapeutic for Central Nervous System, or CNS, disorders. Under the terms of the transaction, Avigen shareholders, at their election, received an amount per share either in cash, Convertible Notes or a combination thereof, upon closing. Avigen shareholders holding approximately 17% of the Avigen common stock outstanding at the closing date elected to receive cash in the amount of approximately $1.19 per share. The remaining Avigen shareholders received the corresponding value of Convertible Notes. Holders of the Convertible Notes could convert their notes into our common stock at an initial conversion price of $6.80 per share through May 31, 2011. At the maturity of the Convertible Notes, the remaining holders would be paid the same per share amount as the Avigen shareholders that elected to receive cash at the closing, plus accrued interest. All Avigen shareholders were also entitled to receive approximately $0.04 per share, which was paid in two increments in 2010, and rights under contingent payment rights issued. In March 2011 we paid $0.02 per share to former Avigen shareholders related to the management transition plan Contingent Payment Rights (CPR).

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

Joint Venture. We entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Make-Friend Medicine Technology Co., Ltd. effective September 27, 2011. The joint venture agreement provides for the joint venture company, Zhejiang Sunmy Bio-Medical Co., Ltd. (“Zhejiang Sunmy”),to develop and commercialize MN-221 in China. A sublicense agreement will be required under which Zhejiang Sunmy will license MN-221 from us. In accordance with the joint venture agreement, in March 2012 we paid $680,000 for a 30% interest in Zhejiang Sunmy. The other parties to the joint venture agreement provided funding for their combined 70% interest. We have not entered into the sublicense of MN-221 with Zhejiang Sunmy as of the date of this filing. Zhejiang Sunmy is a variable interest entity for which we are not the primary beneficiary as we do not have a majority of the board seats and we will not have power to direct or significantly influence the actions of the entity. We therefore account for the activities of Zhejiang Sunmy under the equity method whereby we absorb any loss or income generated by Zhejiang Sunmy according to our percentage ownership. At December 31, 2012 we reflect a long-term asset on our consolidated balance sheet which represents our investment in Zhejiang Sunmy, net of our portion of any generated loss or income.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and other highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents at December 31, 2012 consisted of money market funds.

Deferred Revenue and Revenue Recognition

In October 2011, we entered into an agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement we are responsible for all costs to be incurred in the performance of these services. Certain of these research and development services were completed in 2012 and the remaining services are expected to be delivered and completed after 2013. We assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, research and development services. As such, we are recognizing as revenue the $2.5 million payment as the research and development services are performed. The amount received from Kissei, net of the amount recorded as revenue, is included on the balance sheet as deferred revenue and will be recognized as revenue as we perform the remaining services. Revenue recorded in 2012 was $0.8 million. No revenue was recorded in 2011.

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

Goodwill and Purchased Intangibles

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets of acquired businesses. The allocation of purchase price for acquisitions require extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets as a portion of the purchase price can only be allocated to goodwill in a business combination. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets that have finite useful lives require the use of estimates and the exercise of judgment. These judgments can significantly affect our net operating results. We recorded goodwill and IPR&Dof $9.6 million and $4.8 million, respectively, as of December 31, 2012 and 2011.

Our annual test date for goodwill and purchased indefinite life intangibles impairment is December 31 or more frequently if we believe indicators of impairment are present. We periodically re-evaluate the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of our long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flows in future periods as well as the strategic significance of any intangible assets in our business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.

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

Research and Development

Research and development expenses consist of costs incurred to further our research and development activities and include salaries and related employee benefits, costs associated with clinical trials, costs associated with non-clinical activities such as regulatory activities, research-related overhead expenses, and fees paid to external service providers who conduct certain research and development activities on our behalf. We use external service providers and vendors to conduct clinical trials, to manufacture product candidates to be used in clinical trials and to provide various other products and services related to our product development programs. Research and development expenses also include fees for licensed technology for which technological feasibility has not been established and there are no alternative uses. Research and development costs are expensed as incurred or accrued based on certain contractual provisions such as those for estimates of work performed, milestones achieved and patient enrollment. As actual costs become known, accruals are adjusted if necessary. To date, our accrual estimates have not differed significantly from the actual costs incurred.

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

The Company recognizes the impact of a tax position in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

We are subject to taxation in the U.S., California and foreign jurisdictions, of which currently no years are under examination. Our tax years for 2000 and forward are subject to examination by the U.S. and state tax authorities due to the carry-forward of unutilized net operating losses and research and development credits. During each of the two years in the period ended December 31, 2012, income tax expense relates to intercompany service income earned by our Japanese subsidiary, MediciNova Japan, Inc.

Stock-Based Compensation

We award options to purchase our common stock to our employees and directors and under our Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”), the successor to our 2000 General Stock Incentive Plan (the “2000 Plan”). The cost of these employee awards is measured according to the grant date fair value of the stock award and is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. We occasionally issue employee performance based stock options, the vesting of which is subsequently based on a determination made by the

Company’s board of directors as to the achievement of certain corporate objectives. The grant date of such awards is the date on which our board of directors makes its determination. For periods preceding the grant date, the cost of these awards is measured according to their fair value at each reporting date. Stock options awarded to non-employees were recorded at their fair value as determined in accordance with the authoritative guidance for equity under ASC 505.

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

The exercise price of stock options granted during the years ended December 31, 2012 and 2011 were equal to market value on the date of grant. During the years ended December 31, 2012 and 2011, options to purchase 750,000 and 1,431,000 shares of common stock, respectively, were granted. For the year ended December 31, 2012, 35,414 shares were issued under the ESPP, leaving 249,578 shares available for future issuance. Stock-based compensation expense for such stock options and employee stock purchase place are reflected in total operating expense for each respective year. The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Year Ended December 31,
	2012	2011
Stock Options
Risk-free interest rate	0.67%	0.70%
Expected volatility of common stock	83.26%	78.79%
Dividend yield	0.00%	0.00%
Expected option term (in years)	5.31	5.36
Employee Stock Purchase Plan
Risk-free interest rate	0.30%	0.27%
Expected volatility of common stock	79.5%	77.97%
Dividend yield	0.00%	0.00%
Expected option term (in years)	0.5	0.5

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

The weighted-average fair value of each stock option granted during the years ended December 31, 2012 and 2011, estimated as of the grant date using the Black-Scholes option valuation model, was $1.33 per option and $1.25 per option, respectively.

For the years ended December 31, 2012 and 2011, stock-based compensation expense related to stock options and the employee stock purchase plan was $0.7 million and $1.4 million, respectively, and was recorded as a component of general and administrative expense ($0.4 million and $1.1 million, respectively) and research and development expense ($0.3 million and $0.3 million, respectively). During the years ended December 31, 2012 and 2011, there were 60,000 and 32,836 stock options exercised, respectively, from which proceeds of $0.1 million and $0.08 million, respectively, were received.

As of December 31, 2012, there was $1.0 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 1.2 years, on a straight-line basis.

Net Loss Per Share

Net loss per common share is presented as basic and diluted net loss per common share. Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period using the treasury-stock method. For purposes of this calculation, convertible preferred stock, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per common share when their effect is dilutive.

Potentially dilutive outstanding securities excluded from diluted net loss per common share because of their anti-dilutive effect:

	December 31,
	2012	2011
Convertible preferred stock, as converted	2,200,000	2,200,000
Stock options	3,328,981	3,092,671
Warrants	3,128,686	2,998,686

Total	8,657,667	8,291,357

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued updated accounting guidance that clarifies existing fair value measurements and disclosures, and eliminates differences between GAAP and International Financial Reporting Standards to make convergence guidance more understandable. This guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Effective January 1, 2012, the Company adopted guidance issued by the FASB, concerning presentation and disclosure only for the presentation of comprehensive (loss) income. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations, other than its impact on the presentation of comprehensive (loss) income.

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

The following table presents our financial instruments measured at fair value on a recurring basis classified by the fair value measurements and disclosures valuation hierarchy (in thousands):

	As of December 31, 2012
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$1,720	$1,720	$—	$—

	As of December 31, 2011
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$1,690	$1,690	$—	$—

At December 31, 2012, cash equivalents (instruments with maturities of three months or less at the date of purchase) were primarily invested in money market accounts, the fair value of which is based on Level 1 criteria in which their carrying amount is a reasonable estimate of their fair value based on daily quoted market prices. At December 31, 2012 and 2011 we did not hold financial instruments measured at fair value on a non-recurring basis.

3. Long-term Debt

In May 2010, we entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance Corporation, or Oxford, under which we borrowed $15.0 million at a stated interest rate of 12.87 percent. Our obligations under the Loan Agreement were secured by a first priority security interest in substantially all of our assets, other than our intellectual property, and we also agreed not to pledge or otherwise encumber our intellectual property assets. Our obligations under the Loan Agreement were guaranteed on a senior secured basis by Avigen. The Loan Agreement also contained certain restrictive covenants.

Pursuant to the Loan Agreement, we issued to Oxford a warrant to purchase up to 198,020 shares of our common stock, par value $0.001 per share. The warrant is exercisable, immediately, in whole or in part, has a per share exercise price of $6.06 and may be exercised on a cashless basis. The warrant will terminate on the earlier of May 10, 2017 or the closing date of a merger or consolidation transaction in which we are not the surviving entity. In addition, the warrant and debt instrument were immediately separable and issued separately. We accounted for the warrant as a component of stockholders’ equity as the agreement required settlement in shares and under no provision of the agreement are we required to settle the warrant in cash.

We accounted for the interest on the debt using the effective interest method wherein we treated the debt issuance costs paid directly to Oxford and the relative fair value of the warrants issued to Oxford as a discount on the debt, and we treated the debt issuance costs paid to third parties (primarily legal fees) as an other asset in our consolidated balance sheet. The amortization of the debt discount was recorded as interest expense and the amortization of the debt issuance costs paid to third parties was recorded as other expense in our consolidated statement of operations and comprehensive loss.

On March 31, 2011, we entered into an agreement with Oxford under which we made an early repayment of the loan in-full and wherein Oxford waived the prepayment penalty of approximately $437,000.

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

4. Balance Sheet Details

Property and Equipment

Property and equipment, net, consist of the following:

	December 31,
	2012	2011
Leasehold improvements	$170,386	$172,648
Furniture and equipment	351,992	561,332
Software	228,397	221,380

	750,775	955,360
Less accumulated depreciation and amortization	(672,301)	(925,935)

	$78,474	$29,425

Depreciation expense	$33,507	$41,869

Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2012	2011
Research and development costs	$152,046	$615,792
Professional services fees	68,102	100,823
Joint venture capital contribution payable	—	650,000
Other	94,504	149,200

	$314,652	$1,515,815

5. Related Party Transactions

We entered into a stock purchase agreement dated September 26, 2011 with Kissei, under which on October 13, 2011 Kissei purchased for $7.5 million an aggregate of 800,000 shares of our common stock and 220,000 shares of our Series B Convertible Preferred Stock. On the same day, we entered into a letter agreement with Kissei pursuant to which we agreed to renegotiate in good faith the existing levels of the milestone payment amounts and royalty rates under our license agreement for MN-221 and agreed upon a new price for clinical supplies of API. On October 13, 2011 we entered into a services agreement with Kissei to perform two separate studies relating to MN-221 in exchange for $2.5 million paid to us in October, 2011. We are responsible for all costs to be incurred in the performance of these studies. The amount received from Kissei, net of the amount recorded as revenue through December 31, 2012, is included on the balance sheet at December 31, 2012 as deferred revenue and will be recognized as revenue in future periods as we perform the remaining services.

6. Commitments and Contingencies

Facility Lease

On July 6, 2011, we entered into a fifth amendment (the “Fifth Lease Amendment”) of our lease agreement (the “Lease”), with 4350 La Jolla Village LLC (the “Landlord”). The Fifth Lease Amendment amended and extended the Lease term from August 31, 2011 to May 31, 2012. The Fifth Lease Amendment provided that we pay the Landlord a monthly base rent of $12,468 for the premises during the nine-month extension period. On March 19, 2012, we entered into a sixth amendment of the Lease (the “Sixth Lease Amendment”), which extended the lease term through February 28, 2013, and provided that we pay the Landlord a monthly base rent of $12,672 for the premises during the term of the Sixth Lease Amendment. See Notes to Consolidated Financial Statements-Note 11. Subsequent Events, for information regarding a change in our headquarters and a new sublease agreement. In June 2005, we leased office space in Tokyo, Japan under a non-cancelable operating lease that expires in May 2013 and provides for six month extensions thereafter. Rent expense for the years ended December 31, 2012 and 2011 was $286,762 and $529,114, respectively, and rent expense, net of sub-lease income for the period from September 26, 2000 (inception) to December 31, 2012 was $5.0 million.

Future minimum payments as of December 31, 2012 are as follows:

Years ending December 31:
2013	$77,039

Total minimum payments	$77,039

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

The amounts expended under these agreements and charged to research and development expense from September 26, 2000 (inception) to December 31, 2012 was $9,850,000. No such amounts have been expended during the years ended December 31, 2012 or 2011. As of December 31, 2012, future potential milestone payments totaled $94.1 million, and there are no minimum royalties required under any of the license agreements. We are unable at this time to estimate with certainty the timing on when these milestone payments will occur as these payments are dependent upon the progress of our product development programs.

Legal Proceedings

On March 3, 2011, we received a letter, in which certain allegations were made, from a former employee who had been terminated in January 2011 pursuant to our planned reduction-in-force. On July 8, 2011, the former employee filed a lawsuit in the Superior Court of the State of California, County of San Diego, asserting certain claims related to the Company’s work environment and the employee’s termination, and on December 12, 2011 the court granted our motion to compel arbitration. On August 1, 2012 the arbitrator stayed all proceedings to allow the plaintiff time to obtain new counsel. The plaintiff has since obtained new counsel and the arbitrator has continued the stay to allow our legal counsel and the plaintiff’s new counsel to work out some final details regarding documents and property previously held by the plaintiff’s former counsel. Based on our current assessment, we do not expect its outcome to have a material adverse effect on our business, financial condition and results of operations.

7. Stockholders’ Equity

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

Public Offering in the U.S.

On February 1, 2007, we completed a public offering of 1,000,000 shares of common stock in the U.S. at a purchase price of $12.00 per share and received aggregate net proceeds of approximately $10,639,600, net of underwriting discounts and commissions and offering expenses.

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

Convertible Notes

At the closing of the Avigen transaction, we and American Stock Transfer & Trust Company, LLC, as trustee, entered into the indenture. Under the terms of a separate trust agreement (the “Trust Agreement”), $29.4 million, which represented the initial principal amount of the Convertible Notes, was deposited with a trust agent for the benefit of the holders and us.

Prior to their maturity on June 18, 2011, holders of the Convertible Notes could submit irrevocable conversion notices instructing the trustee to convert such Convertible Notes into shares of our common stock at an initial conversion price of $6.80 per share. Following each conversion date we would issue the number of whole shares of common stock issuable upon conversion and the trustee would in turn release to us the respective amount of restricted cash to cover the stock issuance. Prior to the maturity of the Convertible Notes, approximately $1.9 million of the convertible notes were converted to 276,655 shares of our common stock. All remaining Convertible Notes matured on June 18, 2011 and the principal was repaid in full.

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

Oxford Warrant

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

Common Stock Purchase Agreement

On August 20, 2012, we entered into a common stock purchase agreement with Aspire pursuant to which the Company may sell to Aspire, and Aspire would be obligated to purchase, up to an aggregate of $20 million of our common stock over the two year term of the agreement including $1 million in common stock purchased by Aspire in connection with execution of the agreement. Daily sales of our common stock to Aspire are subject to certain limitations and the per share sales price is based on closing stock prices at or near each transaction date. No more than 3,231,096 shares of our common stock can be issued under this agreement, including the 363,636 shares issued to Aspire in consideration of entering into the agreement. Our net proceeds will depend on the frequency and number of shares of our common stock sold to Aspire and the per share purchase price of each transaction. We may, on any business day over term of the agreement, direct Aspire to purchase up to 50,000 shares, to a maximum of $500,000 per business day. The purchase price shall be the lower of the lowest sale price of the Company’s common stock on the date of the sale, or the average of the three lowest closing stock prices during the 12 consecutive business days ending on the business day immediately preceding the purchase date. In addition, MediciNova may on any business day over the term of the Agreement, direct Aspire to make a volume-weighted average purchase (“VWAP”) of stock not to exceed 15% (which limitation may be increased up to 30% by the mutual agreement of the parties) of the aggregate shares of our stock traded on the next business day, the purchase price of which shall be the lower of the closing price on the date of the sale, or 95% of the next business day’s Nasdaq volume weighted average price, subject to a minimum market price threshold established by us and certain other exceptions. We initially issued 363,636 shares of our common stock to Aspire as consideration for entering into the agreement. As of December 31, 2012, the Company had completed sales to Aspire totaling 856,060 shares of common stock at prices ranging from $1.65 to $1.93 per share, generating gross proceeds of $1.5 million. Between August 21, 2012 and the date of this report, we have generated proceeds of $3.0 million under the Common Stock Purchase Agreement with Aspire including proceeds of $1.5 million on the sale 800,000 shares of our common stock subsequent to December 31, 2012. The agreement with Aspire provides Aspire certain termination rights, including rights under an event of default as defined therein, under which the Company may not require and Aspire would not be obligated to purchase any shares of our common stock. The Company and Aspire may also not effect any sales under the agreement on any purchase date where the closing price of our common stock is less than $1.00 per share.

Warrant For Services

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

Stock Options

We grant options to our employees, directors and consultants under our 2004 Plan, the successor to the 2000 Plan.

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

At December 31, 2012, stock options to purchase a total of 4,000 shares of common stock were outstanding under the 2000 Plan at a weighted average exercise price of $10.00 per share. No additional stock options have been or will be issued under the 2000 Plan. However, stock options previously granted under the 2000 Plan will remain outstanding until the earlier of expiration or exercise.

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

A summary of our stock option activity and related information as of December 31, 2012 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at January 1, 2012	3,092,671	$5.52
Granted	750,000	$2.01
Exercised	(60,000)	$2.30
Cancelled	(453,690)	$4.57

Outstanding at December 31, 2012	3,328,981	$4.92

Exercisable at December 31, 2012	2,089,963	$6.32

The weighted average contractual life of options outstanding at December 31, 2012 was 7.2 years and the weighted average contractual life of exercisable options at December 31, 2012 was 6.1 years. There was no aggregate intrinsic value of stock options outstanding and options exercisable, during the year ended December 31, 2012.

Common Stock Reserved for Future Issuance

The following table summarizes common stock reserved for future issuance at December 31, 2012:

Common Stock under the employee stock purchase program	249,578
Common stock reserved for issuance upon exercise of warrant	3,128,686
Common stock options outstanding (under the 2000 Plan and 2004 Plan)	3,328,981
Common stock options authorized for future grant (under the 2004 Plan)	466,752

7,173,997

8. Income Taxes

The significant components of our deferred income taxes at December 31, 2012 and 2011 are as follows:

	12/31/12	12/31/11
Deferred Tax Assets:
Net operating loss carryforwards	83,783,000	79,215,000
Capitalized licenses	1,822,000	2,067,000
Research tax credits	7,145,000	7,124,000
Stock Options	570,000	395,000
Other, net	862,000	988,000

Total Deferred Tax Assets	94,182,000	89,789,000

Deferred Tax Liabilities
In process R&D	(1,956,000)	(1,956,000)

Total Deferred Tax Liabilities	(1,956,000)	(1,956,000)

Net deferred tax assets	92,226,000	87,833,000
Valuation Allowance	(94,182,000)	(89,789,000)

Net Deferred Tax Liability	(1,956,000)	(1,956,000)

We have established a valuation allowance against our deferred tax assets due to the uncertainty that such assets will be realized. We periodically evaluate the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

At December 31, 2012, we had federal and California net operating loss, or NOL, carryforwards of approximately $205.7 million and $205.1 million, respectively. The federal net operating loss carryforwards begin to expire in 2020, and the California net operating loss carryforwards begin to expire in 2013. At December 31, 2012, we also had federal and California research tax credit carryforwards of approximately $6.2 million and $1.4 million, respectively. The federal research tax credit carryforwards begin to expire in 2024, and the California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized.

The above NOL carryforward and the research tax credit carryforwards are subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions due to ownership change limitations that have occurred which will limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. Multiple ownership changes have occurred in previous years which created annual limitations on our ability to utilize NOL and tax credit carryovers. Such limitations will result in approximately $7.3 million and $1 million of tax benefits related to federal and state NOL and tax credit carryforwards, respectively, that will expire unused. Accordingly, the related NOL and research credit carryforwards are not reflected in the deferred tax assets or the corresponding valuation allowance above. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, related to our operations in the U.S. will not impact our effective tax rate.

A reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2012	2011
Federal statutory income tax rate	35.0%	35.0%
State income taxes, net of federal benefit	5.8	5.5
Tax credits	—	1.6
Change in valuation allowance	(40.1)	(37.1)
Permanent differences	(0.7)	(5.0)
Other	—	—

Provision for income taxes	0.0%	0.0%

We file income tax returns in the United States, California and foreign jurisdictions. Due to our losses incurred, we are essentially subject to income tax examination by tax authorities from our inception to date. Our policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2012, there are no unrecognized tax benefits, and we do not have any significant accruals for interest related to unrecognized tax benefits or tax penalties.

9. Employee Savings Plan

We have an employee savings plan available to substantially all employees. Under the plan, an employee may elect salary reductions which are contributed to the plan. The plan provides for discretionary contributions by us, which totaled $96,415, $97,929, and $1,196,091 for the years ended December 31, 2012, 2011 and the period from September 26, 2000 (inception) to December 31, 2012, respectively.

10. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2012 and 2011 are as follows (in thousands, except per share data):

	Year Ended December 31, 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	191	494	84	34
Total operating expenses	4,064	2,781	2,446	2,455
Net loss	(3,867)	(2,281)	(2,379)	(2,434)
Net loss applicable to common stockholders	(3,867)	(2,281)	(2,379)	(2,434)
Basic and diluted net loss per common share(1)	(0.24)	(0.14)	(0.14)	(0.14)

	Year Ended December 31, 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Total operating expenses	4,976	3,722	3,907	3,503
Net loss	(5,656)	(4,681)	(3,894)	(3,503)
Net loss applicable to common stockholders	(5,656)	(4,681)	(3,894)	(3,503)
Basic and diluted net loss per common share(1)	(0.45)	(0.31)	(0.25)	(0.22)

(1)	Loss per share is computed independently for each of the quarters presented. The sum of the quarterly net loss per share will not necessarily equal the total for the year.

11. Subsequent Events

Lease Amendment

On February 27, 2013, we entered into a sublease agreement effective March 1, 2013 (the “Sublease”) with Denali Advisors, LLC, the sublessor, to which Irvine Company, the master landlord, has provided its consent. The Sublease is for the Company’s new headquarters located at 4275 Executive Square, Suite 650, La Jolla, California, 92037. The Sublease has a term of 4 years and 9 months and provides that the Company will pay Irvine Company a monthly base rent of $10,699 for the premises during the first year.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Our management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on these criteria. Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

MediciNova, Inc.

We have audited MediciNova, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MediciNova, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, MediciNova, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MediciNova, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and for the period from September 26, 2000 (inception) to December 31, 2012, and our report dated March 28, 2013 expressed an unqualified opinion thereon that included an explanatory paragraph regarding MediciNova, Inc.’s ability to continue as a going concern.

/s/ Ernst & Young LLP

San Diego, California

March 28, 2013

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2012, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

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

The following table provides information as of December 31, 2012 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders(1)	3,324,981	$4.90		466,752
Equity Compensation Plans Approved by Stockholders(2)	17,331	$1.60	(2)	249,578
Equity Compensation Plans Not Approved by Stockholders(3)	4,000	$10.00		—

Total	3,346,312	$4.90		716,330

(1)	Consists of the MediciNova, Inc. Amended and Restated 2004 Stock Incentive Plan, or 2004 Plan. Awards under the 2004 Plan shall not exceed 3,330,000 shares, plus an annual increase on the first day of each fiscal year, with the first increase occurring on January 1, 2006, in an amount equal to the lesser of (i) 100,000 shares, (ii) 3% of the outstanding shares on the last day of the immediately preceding year, or (iii) an amount determined by the Board. Stock options under the 2004 Plan have an exercise price equal to the fair market value of the underlying common stock at the date of grant, generally vest over a period of four years and have a ten-year life.

(2)	Consists of the MediciNova, Inc. 2007 Employee Stock Purchase Plan, or ESPP. Under the ESPP, 300,000 shares of our common stock have been reserved for issuance. In addition, the shares reserved will automatically increase by a number equal to the lesser of: (i) 15,000 shares, (ii) 1% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year or (iii) such lesser amount as determined by the Board. The ESPP permits full-time employees to purchase our common stock through payroll deductions (which cannot exceed 15% of each employee’s compensation) at the lower of 85% of fair market value at the beginning of the offering period or the end of each six-month offering period.
(3)	Consists solely of the MediciNova, Inc. 2000 General Stock Incentive Plan, or 2000 Plan, which was terminated upon the completion of our initial public offering on February 8, 2005. The material terms of the 2000 Plan are described in Note 7 to our consolidated financial statements contained in this Annual Report on Form 10-K.

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

1. Financial Statements. The following financial statements of MediciNova, Inc. and Report of Ernst & Young LLP, an independent registered public accounting firm, are included in this Annual Report on Form 10-K:

2. Financial Statement Schedules. None.

3. Exhibits.

Exhibit Number	Description
3.1(28)	Restated Certificate of Incorporation of the Registrant, as amended.

3.2(1)	Amended and Restated Bylaws of the Registrant.

3.3(24)	Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock.

4.1(9)	Specimen of Common Stock Certificate.

4.2(1)	Amended and Restated Registration Rights Agreement by and among the Registrant, its founders and the investors named therein, dated September 2, 2004.

4.3(20)	Warrant dated May 10, 2010 issued to Oxford Finance Corporation.

4.4(21)	Form of Warrant to Purchase Common Stock.

4.5(29)	Registration Rights Agreement between the Registrant and Aspire Capital Fund, LLC, dated August 20, 2012.

4.6(31)	Warrant dated August 22, 2012 issued to Redington, Inc., as amended.

4.7(30)	Registration Rights Agreement between the Registrant and Redington, Inc., dated August 22, 2012.

4.8(32)	Form of Senior Debt Indenture

4.9(32)	Form of Subordinated Debt Indenture

10.1(1)*	2000 General Stock Incentive Plan of the Registrant.

10.2(27)*	Amended and Restated 2004 Stock Incentive Plan of the Registrant.

10.3*	Form of Indemnification Agreement between the Registrant and its officers and directors.

10.4(2)†	License Agreement between the Registrant and Kyorin Pharmaceutical Co., Ltd., dated March 14, 2002.

10.5(2)†	License Agreement between the Registrant and Angiogene Pharmaceuticals, Ltd., dated June 19, 2002.

Exhibit Number		Description

10.6	(2)†	Exclusive License Agreement between the Registrant and Kissei Pharmaceutical Co., Ltd., dated February 25, 2004.

10.7(2)†		License Agreement between the Registrant and Mitsubishi Tanabe Pharma Corporation, dated April 27, 2004.

10.8(3)†		License Agreement between the Registrant and Kyorin Pharmaceutical Co., Ltd., dated October 22, 2004.

10.9(2)		Office Lease Agreement between the Registrant and CA-LA Jolla II Limited Partnership, dated January 28, 2004 and the First Amendment thereto, dated August 10, 2004.

10.10(3)†		License Agreement between the Registrant and Mitsubishi Tanabe Pharma Corporation, dated December 8, 2004.

10.11(4)		Second Amendment to Office Lease Agreement between the Registrant and CA-La Jolla II Limited Partnership, dated March 21, 2005.

10.12(9)*		Executive Employment Agreement between the Registrant and Masatsune Okajima, dated September 1, 2006.

10.13(5)†		License Agreement, dated October 31, 2006 by and between the Registrant and Meiji Seika Kaisha, Ltd.

10.14(5)†		License Agreement, dated October 31, 2006 by and between the Registrant and Meiji Seika Kaisha, Ltd.

10.15(6)*		Executive Employment Agreement between the Registrant and Yuichi Iwaki, M.D., Ph.D., dated April 1, 2007.

10.16(10)*		2007 Employee Stock Purchase Plan of the Registrant.

10.17(7)*		Form of Severance Protection Agreement between the Registrant and certain of its executive officers, dated September 12, 2007.

10.18(8)		Third Amendment to Office Lease Agreement between the Registrant and 4350 La Jolla Village LLC, dated January 31, 2008.

10.19(11)		Fourth Amendment to Lease Agreement between the Registrant and 4350 La Jolla Village LLC, dated October 3, 2008.

10.20(12)†		Development and Supply Agreement between the Registrant and Hospira Worldwide, Inc., dated as of March 26, 2009.

10.21(13)		Form of Trust Agreement by and between Registrant and American Stock Transfer and Trust Company, LLC (attached as Annex D to the joint proxy statement/prospectus).

10.22(13)		Form of Escrow Agreement by and between Registrant and American Stock Transfer and Trust Company, LLC (attached as Annex E to the joint proxy statement/prospectus).

10.23(14)†		Assignment Agreement, dated December 19, 2005, by and between Genzyme Corporation and Avigen, Inc.

10.24	(16)†	Asset Purchase Agreement, dated December 17, 2008, by and between Baxter Healthcare Corporation, Baxter International Inc., and Baxter Healthcare S.A. and Avigen, Inc.

10.25(19)*		Executive Employment Agreement between Registrant and Kirk Johnson, dated February 1, 2010.

10.26(15)*		Executive Employment Agreement between Registrant and Michael Coffee, dated June 14, 2010.

Exhibit Number	Description

10.27(17)*	Form of Amendment to Employment Agreement between Registrant and certain of its executive officers, dated December 31, 2011.

10.28(17)*	Form of Severance Protection Agreement between Registrant and certain of its executive officers, dated December 31, 2011.

10.29(22)	Joint Venture Agreement among Registrant, Zhejiang Medicine Co., Ltd. and Beijing Make-Friend Medicine Technology Co., Ltd., dated June 29, 2011.

10.30(23)	Fifth Amendment to Office Lease Agreement between Registrant and 4350 La Jolla Village LLC, dated July 6, 2011.

10.31(24)	Stock Purchase Agreement between Registrant and Kissei Pharmaceutical Co. Ltd., dated September 26, 2011.

10.32(25)	Consulting Agreement for Chief Financial Officer between Registrant and FLG Partners, dated September 1, 2011

10.33(26)	Sixth Amendment to Lease Agreement between the Company and 4350 La Jolla Village LLC, dated March 19, 2012.

10.34(29)	Common Stock Purchase Agreement, between the Company and Aspire Capital Fund, LLC., dated as of August 20, 2012.

10.35(33)	Sublease Agreement between the Company and Denali Advisors LLC dated February 27, 2013.

21.1(18)	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (included in Signature page).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Act of 1933.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Act of 1933.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial statements from MediciNova, Inc. on Form 10-K for year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 filed October 1, 2004 and incorporated herein by reference.
(2)	Filed with the Registrant’s Amendment to Registration Statement on Form S-1/A filed November 24, 2004 and incorporated herein by reference.
(3)	Filed with the Registrant’s Amendment to Registration Statement on Form S-1/A filed January 6, 2005 and incorporated herein by reference.
(4)	Filed with the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2005 and incorporated herein by reference.

(5)	Filed with the Registrant’s Current Report on Form 8-K filed November 2, 2006 and incorporated herein by reference.
(6)	Filed with the Registrant’s Current Report on Form 8-K filed April 4, 2007 and incorporated herein by reference.
(7)	Filed with the Registrant’s Current Report on Form 8-K filed September 14, 2007 and incorporated herein by reference.
(8)	Filed with the Registrant’s Current Report on Form 8-K filed February 4, 2008 and incorporated herein by reference.
(9)	Filed with the Registrant’s Annual Report on Form 10-K filed February 15, 2007 and incorporated herein by reference.
(10)	Filed with the Registrant’s Definitive Proxy Statement on Schedule 14A filed March 13, 2007 and incorporated herein by reference.
(11)	Filed with the Registrant’s Current Report on Form 8-K filed October 8, 2008 and incorporated herein by reference.
(12)	Filed with the Registrant’s Current Report on Form 8-K filed March 30, 2009 and incorporated herein by reference.
(13)	Filed with the Registrant’s Registration Statement on Form S-4 initially filed September 17, 2009 and incorporated herein by reference.
(14)	Filed with Avigen, Inc.’s Annual Report on Form 10-K filed March 16, 2006 and incorporated herein by reference.
(15)	Filed with the Registrant’s Current Report on Form 8-K filed June 16, 2010 and incorporated herein by reference.
(16)	Filed with Avigen, Inc.’s Annual Report on Form 10-K filed with the SEC on March 16, 2009.
(17)	Filed with the Registrant’s Current Report on Form 8-K filed January 4, 2011 and incorporated herein by reference.
(18)	Filed with the Registrant’s Annual Report on Form 10-K filed March 24, 2010 and incorporated herein by reference.
(19)	Filed with the Registrant’s Current Report on Form 8-K filed February 1, 2010 and incorporated herein by reference.
(20)	Filed with the Registrant’s Current Report on Form 8-K filed May 14, 2010 and incorporated herein by reference.
(21)	Filed with the Registrant’s Current Report on Form 8-K filed March 24, 2011 and incorporated herein by reference.
(22)	Filed with the Registrant’s Current Report on Form 10-Q filed August 15, 2011 and incorporated herein by reference.
(23)	Filed with the Registrant’s Current Report on Form 8-K filed July 12, 2011 and incorporated herein by reference.
(24)	Filed with the Registrant’s Current Report on Form 8-K filed September 27, 2011 and incorporated herein by reference.
(25)	Filed with the Registrant’s Current Report on Form 8-K filed September 8, 2011 and incorporated herein by reference.
(26)	Filed with the Registrant’s Current Report on Form 8-K filed March 22, 2012 and incorporated herein by reference.
(27)	Filed with the Registrant’s Annual Report on Form 10-K filed March 29, 2012 and incorporated herein by reference.
(28)	Filed with the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012 and incorporated herein by reference.
(29)	Filed with the Registrant’s Current Report on Form 8-K filed August 21, 2012 and incorporated herein by reference.
(30)	Filed with the Registrant’s Current Report on Form 8-K filed August 22, 2012 and incorporated herein by reference.

(31)	Filed with the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2012 and incorporated herein by reference.
(32)	Filed with the Registrant’s Registration Statement on Form S-3 initially filed November 16, 2012 and incorporated herein by reference.
(33)	Filed with the Registrant’s Current Report on Form 8-K filed March 1, 2013 and incorporated herein by reference.
†	Portions of this Exhibit have been omitted pursuant to a grant of confidential treatment by the SEC.
*	Indicates management contract or compensatory plan.
**	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purpose of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purpose of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICINOVA, INC.
A Delaware Corporation

Date: March 28, 2013	By:	/s/ Yuichi Iwaki
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

Signature	Title	Date

/s/ Yuichi Iwaki Yuichi Iwaki, M.D., Ph.D.	Director, President & Chief Executive Officer (Principal Executive Officer)	March 28, 2013

/s/ Michael Gennaro Michael Gennaro	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2013

/s/ Jeff Himawan Jeff Himawan, Ph.D.	Director	March 28, 2013

/s/ Tatsuo Izumi Tatsuo Izumi	Director	March 28, 2013

/s/ Arlene Morris Arlene Morris	Director	March 28, 2013

/s/ Kousuke Nakata Kousuke Nakata	Director	March 28, 2013

/s/ David O’Toole David O’Toole	Director	March 28, 2013

/s/ Hiroaki Shigeta Hiroaki Shigeta	Director	March 28, 2013

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(28)	Restated Certificate of Incorporation of the Registrant, as amended.

3.2(1)	Amended and Restated Bylaws of the Registrant.

3.3(24)	Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock.

4.1(9)	Specimen of Common Stock Certificate.

4.2(1)	Amended and Restated Registration Rights Agreement by and among the Registrant, its founders and the investors named therein, dated September 2, 2004.

4.3(20)	Warrant dated May 10, 2010 issued to Oxford Finance Corporation.

4.4(21)	Form of Warrant to Purchase Common Stock.

4.5(29)	Registration Rights Agreement between the Registrant and Aspire Capital Fund, LLC, dated August 20, 2012.

4.6(31)	Warrant dated August 22, 2012 issued to Redington, Inc., as amended.

4.7(30)	Registration Rights Agreement between the Registrant and Redington, Inc., dated August 22, 2012.

4.8(32)	Form of Senior Debt Indenture

4.9(32)	Form of Subordinated Debt Indenture

10.1(1)*	2000 General Stock Incentive Plan of the Registrant.

10.2(27)*	Amended and Restated 2004 Stock Incentive Plan of the Registrant.

10.3*	Form of Indemnification Agreement between the Registrant and its officers and directors.

10.4(2)†	License Agreement between the Registrant and Kyorin Pharmaceutical Co., Ltd., dated March 14, 2002.

10.5(2)†	License Agreement between the Registrant and Angiogene Pharmaceuticals, Ltd., dated June 19, 2002.

10.6(2)†	Exclusive License Agreement between the Registrant and Kissei Pharmaceutical Co., Ltd., dated February 25, 2004.

10.7(2)†	License Agreement between the Registrant and Mitsubishi Tanabe Pharma Corporation, dated April 27, 2004.

10.8(3)†	License Agreement between the Registrant and Kyorin Pharmaceutical Co., Ltd., dated October 22, 2004.

10.9(2)	Office Lease Agreement between the Registrant and CA-LA Jolla II Limited Partnership, dated January 28, 2004 and the First Amendment thereto, dated August 10, 2004.

10.10(3)†	License Agreement between the Registrant and Mitsubishi Tanabe Pharma Corporation, dated December 8, 2004.

10.11(4)	Second Amendment to Office Lease Agreement between the Registrant and CA-La Jolla II Limited Partnership, dated March 21, 2005.

10.12(9)*	Executive Employment Agreement between the Registrant and Masatsune Okajima, dated September 1, 2006.

Exhibit Number	Description
10.13(5)†	License Agreement, dated October 31, 2006 by and between the Registrant and Meiji Seika Kaisha, Ltd.

10.14(5)†	License Agreement, dated October 31, 2006 by and between the Registrant and Meiji Seika Kaisha, Ltd.

10.15(6)*	Executive Employment Agreement between the Registrant and Yuichi Iwaki, M.D., Ph.D., dated April 1, 2007.

10.16(10)*	2007 Employee Stock Purchase Plan of the Registrant.

10.17(7)*	Form of Severance Protection Agreement between the Registrant and certain of its executive officers, dated September 12, 2007.

10.18(8)	Third Amendment to Office Lease Agreement between the Registrant and 4350 La Jolla Village LLC, dated January 31, 2008.

10.19(11)	Fourth Amendment to Lease Agreement between the Registrant and 4350 La Jolla Village LLC, dated October 3, 2008.

10.20(12)†	Development and Supply Agreement between the Registrant and Hospira Worldwide, Inc., dated as of March 26, 2009.

10.21(13)	Form of Trust Agreement by and between Registrant and American Stock Transfer and Trust Company, LLC (attached as Annex D to the joint proxy statement/prospectus).

10.22(13)	Form of Escrow Agreement by and between Registrant and American Stock Transfer and Trust Company, LLC (attached as Annex E to the joint proxy statement/prospectus).

10.23(14)†	Assignment Agreement, dated December 19, 2005, by and between Genzyme Corporation and Avigen, Inc.

10.24(16)†	Asset Purchase Agreement, dated December 17, 2008, by and between Baxter Healthcare Corporation, Baxter International Inc., and Baxter Healthcare S.A. and Avigen, Inc.

10.25(19)*	Executive Employment Agreement between Registrant and Kirk Johnson, dated February 1, 2010.

10.26(15)*	Executive Employment Agreement between Registrant and Michael Coffee, dated June 14, 2010.

10.27(17)*	Form of Amendment to Employment Agreement between Registrant and certain of its executive officers, dated December 31, 2011.

10.28(17)*	Form of Severance Protection Agreement between Registrant and certain of its executive officers, dated December 31, 2011.

10.29(22)	Joint Venture Agreement among Registrant, Zhejiang Medicine Co., Ltd. and Beijing Make-Friend Medicine Technology Co., Ltd., dated June 29, 2011.

10.30(23)	Fifth Amendment to Office Lease Agreement between Registrant and 4350 La Jolla Village LLC, dated July 6, 2011.

10.31(24)	Stock Purchase Agreement between Registrant and Kissei Pharmaceutical Co. Ltd., dated September 26, 2011.

10.32(25)	Consulting Agreement for Chief Financial Officer between Registrant and FLG Partners, dated September 1, 2011

10.33(26)	Sixth Amendment to Lease Agreement between the Company and 4350 La Jolla Village LLC, dated March 19, 2012.

Exhibit Number	Description
10.34(29)	Common Stock Purchase Agreement, between the Company and Aspire Capital Fund, LLC., dated as of August 20, 2012.

10.35(33)	Sublease Agreement between the Company and Denali Advisors LLC dated February 27, 2013.

21.1(18)	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (included in Signature page).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Act of 1933.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Act of 1933.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial statements from MediciNova, Inc. on Form 10-K for year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 filed October 1, 2004 and incorporated herein by reference.
(2)	Filed with the Registrant’s Amendment to Registration Statement on Form S-1/A filed November 24, 2004 and incorporated herein by reference.
(3)	Filed with the Registrant’s Amendment to Registration Statement on Form S-1/A filed January 6, 2005 and incorporated herein by reference.
(4)	Filed with the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2005 and incorporated herein by reference.
(5)	Filed with the Registrant’s Current Report on Form 8-K filed November 2, 2006 and incorporated herein by reference.
(6)	Filed with the Registrant’s Current Report on Form 8-K filed April 4, 2007 and incorporated herein by reference.
(7)	Filed with the Registrant’s Current Report on Form 8-K filed September 14, 2007 and incorporated herein by reference.
(8)	Filed with the Registrant’s Current Report on Form 8-K filed February 4, 2008 and incorporated herein by reference.
(9)	Filed with the Registrant’s Annual Report on Form 10-K filed February 15, 2007 and incorporated herein by reference.
(10)	Filed with the Registrant’s Definitive Proxy Statement on Schedule 14A filed March 13, 2007 and incorporated herein by reference.
(11)	Filed with the Registrant’s Current Report on Form 8-K filed October 8, 2008 and incorporated herein by reference.
(12)	Filed with the Registrant’s Current Report on Form 8-K filed March 30, 2009 and incorporated herein by reference.
(13)	Filed with the Registrant’s Registration Statement on Form S-4 initially filed September 17, 2009 and incorporated herein by reference.

(14)	Filed with Avigen, Inc.’s Annual Report on Form 10-K filed March 16, 2006 and incorporated herein by reference.
(15)	Filed with the Registrant’s Current Report on Form 8-K filed June 16, 2010 and incorporated herein by reference.
(16)	Filed with Avigen, Inc.’s Annual Report on Form 10-K filed with the SEC on March 16, 2009.
(17)	Filed with the Registrant’s Current Report on Form 8-K filed January 4, 2011 and incorporated herein by reference.
(18)	Filed with the Registrant’s Annual Report on Form 10-K filed March 24, 2010 and incorporated herein by reference.
(19)	Filed with the Registrant’s Current Report on Form 8-K filed February 1, 2010 and incorporated herein by reference.
(20)	Filed with the Registrant’s Current Report on Form 8-K filed May 14, 2010 and incorporated herein by reference.
(21)	Filed with the Registrant’s Current Report on Form 8-K filed March 24, 2011 and incorporated herein by reference.
(22)	Filed with the Registrant’s Current Report on Form 10-Q filed August 15, 2011 and incorporated herein by reference.
(23)	Filed with the Registrant’s Current Report on Form 8-K filed July 12, 2011 and incorporated herein by reference.
(24)	Filed with the Registrant’s Current Report on Form 8-K filed September 27, 2011 and incorporated herein by reference.
(25)	Filed with the Registrant’s Current Report on Form 8-K filed September 8, 2011 and incorporated herein by reference.
(26)	Filed with the Registrant’s Current Report on Form 8-K filed March 22, 2012 and incorporated herein by reference.
(27)	Filed with the Registrant’s Annual Report on Form 10-K filed March 29, 2012 and incorporated herein by reference.
(28)	Filed with the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012 and incorporated herein by reference.
(29)	Filed with the Registrant’s Current Report on Form 8-K filed August 21, 2012 and incorporated herein by reference.
(30)	Filed with the Registrant’s Current Report on Form 8-K filed August 22, 2012 and incorporated herein by reference.
(31)	Filed with the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2012 and incorporated herein by reference.
(32)	Filed with the Registrant’s Registration Statement on Form S-3 initially filed November 16, 2012 and incorporated herein by reference.
(33)	Filed with the Registrant’s Current Report on Form 8-K filed March 1, 2013 and incorporated herein by reference.
†	Portions of this Exhibit have been omitted pursuant to a grant of confidential treatment by the SEC.
*	Indicates management contract or compensatory plan.
**	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purpose of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purpose of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.