Form 10-Q
period 2013-03-31
MEDICINOVA INC
filed 2013-05-08
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-33185

MEDICINOVA, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0927979
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4275 Executive Drive, Suite 650 La Jolla, CA	92037
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 7, 2013, the registrant had 19,665,581 shares of Common Stock ($0.001 par value) outstanding.

MEDICINOVA, INC.

(a development stage company)

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	March 31 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,029,064	$4,010,530
Prepaid expenses and other current assets	683,582	411,592

Total current assets	3,712,646	4,422,122
Goodwill	9,600,241	9,600,241
In-process research and development	4,800,000	4,800,000
Investment in joint venture	662,920	667,204
Property and equipment, net	69,906	78,474

Total assets	$18,845,713	$19,568,041

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$269,858	$491,853
Accrued expenses	431,959	314,652
Accrued compensation and related expenses	246,333	228,124
Current deferred revenue	—	3,163

Total current liabilities	948,150	1,037,792
Deferred tax liability	1,956,000	1,956,000
Long-term deferred revenue	1,694,163	1,694,257

Total liabilities	4,598,313	4,688,049

Stockholders’ equity:
Preferred stock, $0.01 par value; 3,000,000 shares authorized at March 31, 2013 and December 31, 2012 ; 220,000 shares issued at March 31, 2013 and December 31, 2012	2,200	2,200
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2013 and December 31, 2012 ; 18,260,569 and 17,407,311 shares issued at March 31, 2013 and December 31, 2012, respectively, and 18,260,569 and 17,403,125 shares outstanding at March 31, 2013 and December 31, 2012, respectively	18,261	17,407
Additional paid-in capital	314,079,009	312,293,225
Accumulated other comprehensive loss	(74,870)	(67,957)
Treasury stock, at cost; 0 shares at March 31, 2013 and 4,186 shares at December 31, 2012	(1,124,389)	(1,131,086)
Deficit accumulated during the development stage	(298,652,811)	(296,233,797)

Total stockholders’ equity	14,247,400	14,879,992

Total liabilities and stockholders’ equity	$18,845,713	$19,568,041

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended March 31,		Period from September 26, 2000 (inception) to March 31, 2013
	2013	2012
Revenues	$3,257	$191,174	$2,364,064
Operating expenses:
Cost of revenues	—	—	1,258,421
Research and development	695,972	1,878,461	167,750,627
General and administrative	1,724,579	2,185,972	113,981,947

Total operating expenses	2,420,551	4,064,433	282,990,995

Operating loss	(2,417,294)	(3,873,259)	(280,626,931)
Impairment charge on investment securities	—	—	(1,735,212)
Other expense	(4,433)	(4,966)	(393,663)
Interest expense	—	—	(3,605,818)
Other income	1,468	11,002	19,146,651

Loss before income taxes	(2,420,259)	(3,867,223)	(267,214,973)
Income taxes	1,245	—	(74,716)

Net loss	(2,419,014)	(3,867,223)	(267,289,689)
Accretion to redemption value of redeemable convertible preferred stock	—	—	(98,445)
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	—	—	(31,264,677)

Net loss applicable to common stockholders	$(2,419,014)	$(3,867,223)	$(298,652,811)

Basic and diluted net loss per common share	$(0.14)	$(0.24)
Shares used to compute basic and diluted net loss per common share	17,691,266	16,088,015

Net loss applicable to common stockholders	$(2,419,014)	$(3,867,223)	$(298,652,811)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(6,913)	(6,788)	(74,870)

Comprehensive loss	$(2,425,927)	$(3,874,011)	$(298,727,681)

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,		Period from September 26, 2000 (inception) to March 31, 2013
	2013	2012
Operating activities:
Net loss	$(2,419,014)	$(3,867,223)	$(267,289,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	157,700	927,291	50,548,631
Amortization of Kissei upfront payment	(3,257)	(191,174)	(805,837)
Depreciation and amortization	33,567	8,944	2,048,519
Amortization of premium/discount on investment securities, convertible debt, debt discount and issuance costs	—	—	(1,099,365)
Impairment charge, net on investment securities and ARS Put	—	—	1,735,212
(Gain)/loss on disposal of assets	(4,800)	—	6,660
Impairment of sublease	—	—	35,259
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(296,989)	(183,843)	(607,653)
Accounts payable, income tax payable, accrued expenses and deferred rent	(107,317)	(88,348)	437,717
Accrued compensation and related expenses	18,209	(32,794)	150,192
Restricted assets	—	—	5,982
Deferred Revenue	—	—	2,500,000

Net cash used in operating activities	(2,621,901)	(3,427,147)	(212,334,372)

Investing activities:
Cash paid for acquired business, net of acquired cash	—	—	(2,829,785)
Purchases of investment securities	—	—	(377,205,766)
Maturities or sales of investment securities	—	—	377,918,240
Acquisition of property and equipment	—	(8,024)	(2,360,968)
Investment in joint venture	—	(680,000)	(680,000)
Proceeds from sales of property and equipment	4,800	—	261,645

Net cash provided by (used in) investing activities	4,800	(688,024)	(4,896,634)

Financing activities:
Proceeds from issuance of common stock and units, net of issuance costs	1,628,938	—	134,294,163
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	85,572,825
Proceeds from ARS loan	—	—	17,605,485
Net proceeds from debt	—	—	14,670,000
Proceeds from conversion of convertible notes	—	—	1,881,253
Purchase of treasury stock, net of employee stock purchases	6,697	27,889	(1,158,171)
Repayments of debt	—	—	(15,000,000)
Repayments of ARS loan	—	—	(17,605,485)

Net cash provided by financing activities	1,635,635	27,889	220,260,070

Net increase/ (decrease) in cash and cash equivalents	(981,466)	(4,087,282)	3,029,064
Cash and cash equivalents, beginning of period	4,010,530	15,093,124	—

Cash and cash equivalents, end of period	$3,029,064	$11,005,842	$3,029,064

Supplemental disclosure of investing and financing activities:
Proceeds from Issuance of warrants	$—	$—	$2,882,258
Conversion of convertible preferred stock into common stock upon initial public offering	$—	$—	$43,515,677
Restricted assets, cash unrestricted upon conversion of convertible notes	$—	$—	$1,881,815
Supplemental disclosures of cash flow information:
Income taxes paid	$2,745	$5,134	$72,346
Interest paid	$—	$—	$2,487,343

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

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations and cash flow for the interim periods presented have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other period. For further information, see the financial statements and disclosures thereto for the year ended December 31, 2012 in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2013.

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

On August 17, 2009, Absolute Merger, Inc., a wholly-owned subsidiary of MediciNova, Inc. was incorporated under the General Corporation Law of the State of Delaware for the purpose of facilitating the acquisition with Avigen.

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

Revenue Recognition and Deferred Revenue

In October 2011, we entered into an agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, we are responsible for all costs to be incurred in the performance of these services. Certain of these research and development services were completed in 2012 and the remaining services are expected to be delivered and completed after 2013. We are recognizing the $2.5 million payment as revenue as the research and development services are performed. The amount received from Kissei, net of the amount recorded as revenue to date, is included on the balance sheet as deferred revenue and will be recognized as revenue as we perform the remaining services. Revenue recorded in the three months ended March 31, 2013 and 2012 was approximately $3,000 and $191,000, respectively.

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

2. Joint Venture

We entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Make-Friend Medicine Technology Co., Ltd. effective September 27, 2011. The joint venture agreement provides for the joint venture company, Zhejiang Sunmy Bio-Medical Co., Ltd. (“Zhejiang Sunmy”), to develop and commercialize MN-221 in China. A sublicense, which will require the consent of the licensor, will be required for us to license MN-221 to Zhejiang Sunmy. In accordance with the joint venture agreement, in March 2012 we paid $680,000 for a 30% interest in Zhejiang Sunmy. The other parties to the joint venture agreement provided funding for their combined 70% interest and are responsible for future funding of Zhejiang Sunmy’s activities. We have not entered into the sublicense of MN-221 with Zhejiang Sunmy as of the date of this report. Zhejiang Sunmy is a variable interest entity for which we are not the primary beneficiary as we do not have a majority of the board seats and we will not have power to direct or significantly influence the actions of the entity. We therefore account for the activities of Zhejiang Sunmy under the equity method whereby we absorb any loss or income generated by Zhejiang Sunmy according to our percentage ownership. At March 31, 2013 we reflect a long-term asset on our consolidated balance sheet which represents our investment in Zhejiang Sunmy, net of our portion of any generated loss or income.

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

The following table presents our financial instruments measured at fair value on a recurring basis classified by the fair value measurements and disclosures valuation hierarchy (in thousands):

	As of March 31, 2013
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$1,112	$1,112	$—	$—

	As of December 31, 2012
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$1,720	$1,720	$—	$—

At March 31, 2013, cash equivalents (instruments with maturities of three months or less at the date of purchase) were primarily invested in money market accounts, the fair value of which is based on Level 1 criteria in which their carrying amount is a reasonable estimate of their fair value based on daily quoted market prices. At March 31, 2013 and December 31, 2012 we did not hold financial instruments measured at fair value on a non-recurring basis.

4. Net Loss Per Share

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

Potentially dilutive outstanding securities excluded from diluted net loss per common share because of their anti-dilutive effect:

	March 31,
	2013	2012
Convertible preferred stock, as converted	2,200,000	2,200,000
Stock options	3,211,100	3,092,671
Warrants	3,128,686	2,998,686

Total	8,539,786	8,291,357

5. Balance Sheet Details

Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2013	December 31, 2012
Research and development costs	$106,841	$152,046
Professional services fees	168,479	68,102
Other	156,639	94,504

	$431,959	$314,652

6. Stock-Based Compensation

For the three months ended March 31, 2013 and 2012, stock-based compensation expense related to stock options and the employee stock purchase plan was approximately $158,000 and $927,000, respectively, and was recorded as a component of general and administrative expense (approximately $93,000 and $646,000, respectively) and research and development expense (approximately $65,000 and $281,000, respectively).

During the three months ended March 31, 2013, there were 41,377 stock options exercised from which proceeds of approximately $102,000 were received. There were no options exercised during the three months ended March 31, 2012. As of March 31, 2013, there was $0.8 million of unamortized compensation expense related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.79 years. No options were granted during the three months ended March 31, 2013 and 2012. As share-based compensation expense recognized in the accompanying consolidated statements of operations and comprehensive loss included expense related to stock option awards ultimately expected to vest, such expense should be reduced for estimated forfeitures. The authoritative guidance for compensation expense requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As we have a small number of employees, we did not estimate any forfeitures during 2012, or during the three months ended March 31, 2013. We will adjust our stock-based compensation expense when any forfeitures occur.

The MediciNova, Inc. 2007 Employee Stock Purchase Plan, or ESPP, permits full-time employees to purchase our common stock through payroll deductions (not to exceed 15% of each employee’s compensation) at the lower of 85% of fair market value at the beginning of the offering period or the end of each six-month offering period. For the three months ended March 31, 2013 and 2012, the number of shares of common stock issued under the ESPP were 16,067 and 15,550 respectively. Shares of common stock available for future issuance at March 31, 2013 and 2012 were 248,511 and 269,442, respectively.

The Company uses the Black-Scholes option valuation model for determining the estimated fair value and the stock-based compensation for stock-based awards to employees. The following table provides the assumptions used in the Black-Scholes option-pricing model for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Employee Stock Purchase Plan
Risk-free interest rate	0.18%	0.69%
Expected volatility of common stock	91.4%	77.9%
Dividend yield	0.0%	0.0%
Expected option term (in years)	0.5	0.5

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

We are subject to taxation in the U.S., California and foreign jurisdictions, of which currently no years are under examination. Our tax years for 2000 and forward are subject to examination by the U.S. and state tax authorities due to the carry-forward of unutilized net operating losses and research and development credits. During each of the three months ended March 31, 2013 and 2012, income tax expense related to intercompany service income earned by our Japanese subsidiary, MediciNova Japan, Inc.

8. Commitments and Contingencies

Legal Proceedings

On July 8, 2011, a former employee filed a lawsuit in the Superior Court of the State of California, County of San Diego, asserting certain claims related to the Company’s work environment and the employee’s termination, and on December 12, 2011 the court granted our motion to compel arbitration. On January 11, 2013 we filed a motion for dismissal and for monetary sanctions. Based on our current assessment, we do not expect its outcome to have a material adverse effect on our business, financial condition or results of operations. See Note 10. “Subsequent Events” for further information.

We may become involved in various other disputes and legal proceedings which arise in the ordinary course of business. Our assessment of the likely impact of our pending litigation may change over time. An adverse result in any of these matters may occur which could harm our business and result in a material liability.

9. Stockholders’ Equity

Stock Options

We grant stock options to our employees, officers, directors and consultants under the MediciNova, Inc. Amended and Restated 2004 Stock Incentive Plan. A summary of the changes in stock options outstanding during the three months ended March 31, 2013 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2012	3,328,981	$4.92
Granted	—	—
Exercised	41,377	2.46
Cancelled	76,504	2.24

Outstanding at March 31, 2013	3,211,100	$5.02

Exercisable at March 31, 2013	2,112,320	$6.32

The aggregate intrinsic value of stock options outstanding and options exercisable at March 31, 2013 was approximately $276,000 and $217,000, respectively. The weighted average contractual life of options outstanding at March 31, 2013 was 6.9 years and the weighted average contractual life of exercisable options at March 31, 2013 was 5.9 years.

Kissei Stock Purchase

In October 2011, pursuant to a stock purchase agreement by and between us and Kissei Pharmaceutical Co. Ltd, or Kissei, Kissei purchased for $7.5 million (i) an aggregate of 800,000 shares of our common stock, par value $0.001 per share, at a price of $2.50 per share, which approximated the fair value of our common stock at the time of the transaction, and (ii) 220,000 shares of our Series B Convertible Preferred Stock, or Series B Preferred, par value $0.01 per share, at a price of $25.00 per share, which approximated the fair value of our preferred stock on an as converted basis at the time of the transaction. The purchase agreement contains customary representations, warranties and covenants and a standstill agreement from Kissei that terminates if

Kissei beneficially owns less than three percent of our outstanding voting stock. Each share of the Series B Preferred is convertible into 10 shares of common stock. The Series B Preferred ranks pari passu (on an as-if-converted-to-common-stock basis) with the common stock in liquidation and dividend rights. The holders of the Series B Preferred do not have voting rights, and the consent of a majority of the outstanding Series B Preferred is required for certain actions of the Company.

Common Stock Purchase Agreement

On August 20, 2012, we entered into a common stock purchase agreement with Aspire Capital Fund LLC, or Aspire, pursuant to which the Company may sell to Aspire, and Aspire would be obligated to purchase, up to an aggregate of $20 million of our common stock over the two year term of the agreement, including $1 million in common stock purchased by Aspire in connection with execution of the agreement. Periodic sales of our common stock to Aspire are subject to certain limitations and the per share sales price is based on closing stock prices at or near each transaction date. No more than 3,231,096 shares of our common stock can be issued under this agreement, including the 363,636 shares issued to Aspire in consideration of entering into the agreement. Our net proceeds will depend on the frequency and number of shares of our common stock sold to Aspire and the per share purchase price of each transaction. We may, on any business day over term of the agreement, direct Aspire to purchase up to 50,000 shares, to a maximum of $500,000 per business day. The purchase price shall be the lower of the lowest sale price of the Company’s common stock on the date of the sale, or the average of the three lowest closing stock prices during the 12 consecutive business days ending on the business day immediately preceding the purchase date. In addition, MediciNova may on any business day over the term of the Agreement, direct Aspire to make a volume-weighted average purchase (“VWAP”) of stock not to exceed 15% (which limitation may be increased up to 30% by the mutual agreement of the parties) of the aggregate shares of our stock traded on the next business day, the purchase price of which shall be the lower of the closing price on the date of the sale, or 95% of the next business day’s Nasdaq volume weighted average price, subject to a minimum market price threshold established by us and certain other exceptions. We initially issued 363,636 shares of our common stock to Aspire as consideration for entering into the agreement. As of March 31, 2013, the Company had completed sales to Aspire totaling 1,656,060 shares of common stock at prices ranging from $1.60 to $2.07 per share, generating gross proceeds of $3.0 million. The agreement provides Aspire certain termination rights, including rights under an event of default as defined therein, under which the Company may not require and Aspire would not be obligated to purchase any shares of our common stock. The Company and Aspire may also not effect any sales under the agreement on any purchase date where the closing price of our common stock is less than $1.00 per share.

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

10. Subsequent Events

At-The-Market Equity Distribution Agreement

On April 17, 2013, we entered into an at-the-market equity distribution agreement with Macquarie Capital (USA) Inc. (“MCUSA”) pursuant to which the Company may from time to time sell through MCUSA, acting as our sales agent, shares of our common stock up to an aggregate offering price of $6 million. Unless mutually agreed otherwise, no sale of an amount of shares of our common stock may be greater than the lower of $50,000 and 10% of the lower of the 5-day or 3-month average daily traded value of our common stock as reported by

Bloomberg as of the date of the applicable issuance notice, and the price per share may not be less than the greater of $1.19 or the last available closing price of a share of common stock on The Nasdaq Global Market. MCUSA will use its commercially reasonable efforts consistent with its customary trading and sales practices and applicable laws, rules and regulations to sell shares of our common stock and may sell such shares by any method permitted by law deemed to be “at the market”. We will pay MCUSA an aggregate commission rate of 8.0% of the gross proceeds of any common stock sold through MCUSA under the agreement. MCUSA is under no obligation to purchase shares pursuant to this agreement and there are no assurances that MCUSA will be successful in selling shares. Our net proceeds will depend on the number of shares of our common stock sold to MCUSA and the per share purchase price of each transaction. The agreement with MCUSA provides both MCUSA and the Company the right to terminate the agreement in its sole discretion upon giving five business days written notice. Between April 17, 2013 and the date of this report, we have generated net proceeds of $2.8 million under this agreement on sales of 895,000 shares of our common stock.

Common Stock Purchase Agreement

Between August 21, 2012 and the date of this report, we have generated proceeds of $4.3 million under the common stock purchase agreement with Aspire, including proceeds of $1.4 million on the sale of 497,612 shares of our common stock subsequent to March 31, 2013.

Legal Proceedings

With regard to the lawsuit filed on July 8, 2011 by a former employee discussed in Note 8. “Commitments and Contingencies”, on April 30, 2013 the arbitrator dismissed this action and awarded monetary sanctions to the Company of approximately $100,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 28, 2013. Past operating results are not necessarily indicative of results that may occur in future periods.

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

We have incurred significant net losses since our inception. We incurred losses of $2.4 million for the three months ended March 31, 2013, and at March 31, 2013, from inception, our accumulated deficit was $298.7 million, including $50.6 million of non-cash stock-based compensation charges. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own. As of March 31, 2013, we had available cash and cash equivalents of $3.0 million and working capital of $2.8 million which is sufficient to fund operations through approximately September 30, 2013.

Between August 21, 2012 and the date of this report we have generated proceeds of $4.3 million under the common stock purchase agreement with Aspire Capital Fund LLC (“Aspire”). We have the right, subject to the terms of the common stock purchase agreement, to cause Aspire to acquire up to 3,231,096 shares for total gross proceeds not to exceed $20 million (including the shares issued or sold to Aspire to date for $4.3 million), subject to daily dollar limitations and subject to the maximum dollar amount we can sell from time to time under our registration statement on Form S-3. We expect to sell additional shares under this agreement. Between April 17, 2013 and the date of this report, we have generated net proceeds of $2.8 million under the at-the-market equity distribution agreement with Macquarie Capital (USA) Inc. (“MCUSA”) on sales of 895,000 shares of our common stock (see “Subsequent Event” below). We may from time to time sell through MCUSA shares of our common stock up to an aggregate offering price of $6 million. We expect to sell additional shares under this agreement.

We are also pursuing other opportunities to raise capital. There can be no assurances that there will be adequate financing available to us on acceptable terms, or at all. If the Company is unable to obtain additional financing, we may have to sell one or more of our programs or cease operations.

We are currently focusing our development activities on MN-166, an ibudilast-based drug candidate for the treatment of neurological disorders, and obtaining additional funding to advance clinical trial development of MN-221, a novel, highly selective ß2 -adrenergic receptor agonist being developed for the treatment of acute exacerbations of asthma and COPD. We have decided that the funding of future MN-221 clinical trial development will be partner dependent.

Including MN-166 and MN-221, we have acquired licenses to eight compounds for the development of ten product candidates which include clinical development for the treatment of acute exacerbations of asthma, MS and other central nervous system (CNS) disorders, bronchial asthma, interstitial cystitis (IC), solid tumor cancers, generalized anxiety disorders/insomnia, preterm labor and urinary incontinence.

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

Kissei Services Agreement

In October 2011, we entered into an agreement with Kissei to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. We assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, which was research and development services. Under the terms of the agreement, we are responsible for all costs to be incurred in the performance of these services. As such, we are recognizing the $2.5 million payment as revenue as the research and development services are performed. Certain of these research and development services were completed in 2012 and the remaining services are expected to be delivered and completed after 2013.

Common Stock Purchase Agreement

On August 20, 2012, we entered into a common stock purchase agreement with Aspire pursuant to which the Company may sell to Aspire, and Aspire would be obligated to purchase, up to an aggregate of $20 million of our common stock over the two year term of the agreement including $1 million in common stock purchased by Aspire in connection with execution of the agreement. Periodic sales of our common stock to Aspire are subject to certain limitations and the per share sales price is based on closing stock prices at or near each transaction date. No more than 3,231,096 shares of our common stock can be issued under this agreement, including the 363,636 shares issued to Aspire in consideration of entering into the agreement. Our net proceeds will depend on the frequency and number of shares of our common stock sold to Aspire and the per share purchase price of each transaction. As of March 31, 2013, the Company had completed sales to Aspire totaling 1,656,060 shares of common stock at prices ranging from $1.60 to $2.07 per share, generating gross proceeds of $3.0 million.

Between August 21, 2012 and the date of this report, we have generated proceeds of $4.3 million under the common stock purchase agreement with Aspire including proceeds of $1.4 million on sales of 497,612 shares of our common stock subsequent to March 31, 2013.

Lease of Corporate Headquarters

We leased office space at our headquarters at 4350 La Jolla Village Drive, Suite 950, San Diego, California under a lease that expired on February 28, 2013. On February 27, 2013, we entered into a sublease agreement effective March 1, 2013 (the “Sublease”) with Denali Advisors, LLC, the sublessor, to which Irvine Company, the master landlord, has provided its consent. The Sublease is for the Company’s new headquarters located at 4275 Executive Square, Suite 650, La Jolla, California, 92037. The Sublease has a term of 4 years and 9 months and provides that the Company will pay Irvine Company a monthly base rent of $10,699 for the premises during the first year.

Subsequent Event

At-The-Market Equity Distribution Agreement

On April 17, 2013, we entered into an at-the-market equity distribution agreement with MCUSA pursuant to which the Company may from time to time sell through MCUSA acting as a sales agent, shares of our common stock up to an aggregate offering price of $6 million. Unless mutually agreed otherwise, no sale of an amount of shares of our common stock may be greater than the lower of $50,000 and 10% of the lower of the 5-day or 3-month average daily traded value of our common stock as reported by Bloomberg as of the date of the applicable issuance notice, and the price per share may not be less than the greater of $1.19 or the last available closing price of a share of common stock on The Nasdaq Global Market. MCUSA will use its commercially reasonable efforts consistent with its customary trading and sales practices and applicable laws, rules and regulations to sell shares of our common stock and may sell such shares by any method permitted by law deemed to be “at the market”. We will pay MCUSA an aggregate commission rate of 8.0% of the gross proceeds of any common stock sold through MCUSA under the sales agreement. MCUSA is under no obligation to purchase shares pursuant to this agreement and there are no assurances that MCUSA will be successful in selling shares. Our net proceeds will depend on the number of shares of our common stock sold to MCUSA and the per share purchase price of each transaction. The agreement with MCUSA provides both MCUSA and the Company the right to terminate the agreement in its sole discretion upon giving five business days written notice. Between April 17, 2013 and the date of this report, we have generated net proceeds of $2.8 million under this agreement on sales of 895,000 shares of our common stock.

Revenues and Cost of Revenues

In the three months ended March 31, 2013 and 2012, we recognized approximately $3,000 and $191,000, respectively, of revenue related to the Kissei services agreement based on the development services we performed during that period. To date through March 31, 2013 we have recognized approximately $806,000 of Kissei services revenue, and all expenses incurred related to these services have been recorded as research and development expenses. Other than the Kissei services revenue, our revenues to date have been from development services revenues under service agreements pursuant to which we billed consulting fees and our pass-through clinical contract costs.

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

The following table summarizes our research and development expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Unallocated” category (in thousands):

Product Candidate		Three months ended March 31,
	Product Development Program	2013	2012
MN-166	Neurological disorders including opioid withdrawal, methamphetamine addiction, chronic MOH pain and MS	$429	$164
MN-221	Acute exacerbations of asthma/COPD	94	1,246
MN-001	Bronchial asthma	20	121
MN-001	Interstitial cystitis	—	30
MN-029	Solid tumors	9	41
MN-305	Generalized anxiety disorder/insomnia	—	2
MN-246	Urinary incontinence	1	2
MN-447	Thrombotic disorders	—	6
MN-462	Thrombotic disorders	—	—
Unallocated		143	266

Total research and development		$696	$1,878

We are currently focusing our development activities on MN-166, an ibudilast-based drug candidate for the treatment of neurological disorders, and obtaining additional funding to advance clinical trial development of MN-221, a novel, highly selective ß2 -adrenergic receptor agonist being developed for the treatment of acute exacerbations of asthma and chronic obstructive pulmonary disease, or COPD. In February 2013 we received Fast Track designation from the FDA for MN-166, which is a process designed to facilitate development and expedite the review of drugs intended to treat serious diseases that have the potential to fill an unmet medical need. The FDA’s Fast Track program emphasizes early and frequent communication between the FDA and the sponsor throughout the development process to improve product development efficiency, potentially leading to a shortened timeline to ultimate drug approval. Clinical development of MN-166 is ongoing in both methamphetamine addiction and opioid addiction with clinical trials being conducted by experts in these two areas. A Phase 1b clinical trial of MN-166 in methamphetamine dependence is near completion at UCLA. A Phase 2 outpatient clinical trial of MN-166 in methamphetamine dependence, led by investigators at UCLA, has been funded by NIDA. In opioid addiction, a second NIDA-funded clinical trial of MN-166 in prescription opioid or heroin abusers is currently ongoing with the investigators at Columbia University and the New York State Psychiatric Institute. Regarding future MN-221 development, in a meeting with the FDA in October 2012, the FDA provided a clear MN-221 development path, identified the risk/benefit profile of MN-221 as a focal point for further development and advised that a clinical outcome, such as a reduction in hospitalizations, would need to be a pivotal trial primary endpoint. We have decided that future MN-221 development will be designed according to the feedback received from the FDA and have decided that the funding of future MN-221 clinical trial development will be partner dependent. Our research and development expenses may increase in connection with new clinical trials related to MN-166 or with new clinical trials related to MN-221 should we decide to fund such activities ourselves.

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

Other Income and Expense

Other income primarily consists of interest earned on our cash and cash equivalents. Other expense primarily consists of losses from the joint venture and net foreign exchange gains and losses related to vendor invoices denominated in foreign currencies. We held no debt and had no interest expense in 2012 or in the first quarter of 2013.

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

Our significant accounting policies and estimates are the same as those noted in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 28, 2013.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

Revenues

Revenue for the three months ended March 31, 2013 was approximately $3,000, a decrease of approximately $188,000 when compared to approximately $191,000 for the three months ended March 31, 2012. The decrease in revenue is due to the completion of the Phase 1b/2a COPD clinical trial (MN 221-CL-012) in 2012 for which we recorded revenue related to the development services we performed under the Kissei services agreement.

Research and Development

Research and development expenses for the three months ended March 31, 2013 were $0.7 million, a decrease of $1.2 million when compared to $1.9 million for the three months ended March 31, 2012. This decrease in research and development expenses primarily related to a decrease of $1.0 million in spending on MN-221 due to the completion of the CL-007 and CL-012 clinical trials in 2012, and a decrease in employee compensation expense including $0.2 million related to stock based compensation.

General and Administrative

General and administrative expenses for the three months ended March 31, 2012 were $1.7 million, a decrease of $0.5 million when compared to $2.2 million for the three months ended March 31, 2012. This decrease in general and administrative expenses was due primarily to a decrease in employee compensation expense including $0.5 million related to stock-based compensation.

Other Expense

Other expense for the three months ended March 31, 2013 was approximately $4,000, as compared to approximately $5,000 for the three months ended March 31, 2012. In the first quarter of 2013 and 2012, other expense consisted of losses from the joint venture accounted for under the equity method and net foreign exchange gains and losses related to vendor invoices denominated in foreign currencies.

Other Income

Other income for the three months ended March 31, 2013 was approximately $1,000, as compared to approximately $11,000 for the three months ended March 31, 2012. The decrease is due to a decrease in interest income on lower cash equivalents.

Liquidity and Capital Resources

We have incurred losses of $2.4 million for the three months ended March 31, 2013, and $11.0 million for the year ended December 31, 2012. At March 31, 2013, from inception, our accumulated deficit was $298.7 million including $50.6 million of non-cash stock-based compensation charges. We have used net cash of $2.6 million and $11.9 million to fund our operating activities for the three months ended March 31, 2013 and for the year ended December 31, 2012, respectively. Our operating losses to date have been funded primarily through the private placement of our equity securities, the public sale of our common stock, long-term debt, development agreements with partners and the exercise of founders’ warrants, net of treasury stock repurchases. As of March 31, 2013, we had available cash and cash equivalents of $3.0 million and working capital of $2.8 million which is sufficient to fund operations through approximately September 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In October 2011, we entered into an agreement with Kissei to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. We are responsible for all costs incurred and to be incurred in the performance of these services. The amount received from Kissei, net of the amount recorded as revenue to date, is included on the balance sheet as deferred revenue and will be recognized as revenue as we perform the remaining services. Revenue recorded in the three months ended March 31, 2013 and 2012 was approximately $3,000 and $191,000, respectively.

On August 20, 2012 we entered into a common stock purchase agreement with Aspire, pursuant to which the Company may sell to Aspire, and Aspire would be obligated to purchase, up to an aggregate of $20 million of our common stock over the two year term of the agreement including $1 million in common stock purchased by Aspire in connection with execution of the agreement. Periodic sales of our common stock to Aspire are subject to certain limitations and the per share sales price is based on closing stock prices at or near each transaction date. No more than 3,231,096 shares of our common stock can be issued under this agreement, including the 363,636 shares issued to Aspire in consideration of entering into the agreement. Our net proceeds will depend on the frequency and number of shares of our common stock sold to Aspire and the per share purchase price of each transaction. We may, on any business day over the term of the agreement, direct Aspire to purchase up to 50,000 shares, up to a maximum of $500,000 per business day. The purchase price shall be the lower of (i) the lowest sale price of the Company’s common stock on the date of the sale, or (ii) the average of the three lowest closing stock prices during the 12 consecutive business days ending on the business day immediately preceding the purchase date. In addition, we may on any business day over the term of the agreement, direct Aspire to make a volume-weighted average purchase (“VWAP”) of stock not to exceed 15% (which limitation may be increased up to 30% by the mutual agreement of the parties) of the aggregate shares of our stock traded on the next business day, the purchase price of which shall be the lower of the closing price on the date of the sale, or 95% of the next business day’s Nasdaq volume weighted average price, subject to a minimum market price threshold established by us and certain other exceptions. We initially issued 363,636 shares of our common stock to Aspire as consideration for entering into the agreement. As of March 31, 2013, the Company had completed sales to Aspire totaling 1,656,060 shares of common stock at prices ranging from $1.60 to $2.07 per share, generating gross proceeds of $3.0 million.

The agreement with Aspire provides Aspire certain termination rights, including rights under an event of default as defined therein, under which the Company may not require and Aspire would not be obligated to purchase any shares of our common stock. The Company and Aspire may also not effect any sales under the agreement on any purchase date where the closing price of our common stock is less than $1.00 per share. We have the right, subject to the terms of the common stock purchase agreement, to cause Aspire to purchase as of March 31, 2013 up to approximately 1.2 million additional shares for total gross proceeds not to exceed $20 million (including the $3.0 million sold to Aspire as of that date) subject to daily dollar limitations and subject to the maximum dollar amount we can sell from time to time under our registration statement on Form S-3. Between August 21, 2012 and the date of this report, we have generated proceeds of $4.3 million under the common stock purchase agreement including proceeds of $1.4 million on sales of 497,612 shares of our common stock subsequent to March 31, 2013. We expect to sell additional shares under this agreement.

On April 17, 2013, we entered into an at-the-market equity distribution agreement with MCUSA pursuant to which the Company may from time to time sell through MCUSA acting as either a sales agent or a principal, shares of our common stock up to an aggregate offering price of $6 million. Unless mutually agreed otherwise, no sale of an amount of shares of our common stock may be greater than the lower of $50,000 and 10% of the lower of the 5-day or 3-month average daily traded value of our common stock as reported by Bloomberg as of the date of the applicable issuance notice,, and the price per share may not be less than the greater of $1.19 or the last available closing price of a share of common stock on The Nasdaq Global Market. MCUSA will use its commercially reasonable efforts consistent with its customary trading and sales practices and applicable laws, rules and regulations to sell shares of our common stock and may sell such shares by any method permitted by law deemed to be “at the market”. We will pay MCUSA an aggregate commission rate of 8.0% of the gross proceeds of any common stock sold through MCUSA under the agreement. MCUSA is under no obligation to purchase shares pursuant to this agreement and there are no assurances that MCUSA will be successful in selling shares. Our net proceeds will depend on the number of shares of our common stock sold to MCUSA and the per share purchase price of each transaction. The agreement with Macquarie provides both Macquarie and the Company the right to terminate the agreement in its sole discretion upon giving five business days written notice.

Between April 17, 2013 and the date of this report, we have generated net proceeds of $2.8 million under this agreement on sales of 895,000 shares of our common stock.

We are also pursuing other opportunities to raise capital. There can be no assurances that there will be adequate financing available to us on acceptable terms, or at all. If the Company is unable to obtain additional financing, we may have to sell one or more of our programs or cease operations.

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

Off-Balance Sheet Arrangements

At March 31, 2013, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

Cash and cash equivalents as of March 31, 2013 were $3.0 million and were primarily invested in money market interest bearing accounts and money market funds. A hypothetical 10% adverse change in the average interest rate on our cash and cash equivalents would have had no material effect on net loss for the three months ended March 31, 2013.

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

On July 8, 2011, the former employee filed a lawsuit in the Superior Court of the State of California, County of San Diego, asserting certain claims related to the Company’s work environment and the employee’s termination, and on December 12, 2011 the court granted our motion to compel arbitration. On January 11, 2013 we filed a motion for dismissal and for monetary sanctions. On April 30, 2013, the arbitrator dismissed this action and awarded monetary sanctions to the Company of approximately $100,000.

We may become involved in various other disputes and legal proceedings which arise in the ordinary course of business. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any of these matters may occur which could harm our business.

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 other than the addition of the following risk factor:

The sale of additional common stock to Macquarie Capital (USA) Inc. (“MCUSA”) may cause substantial dilution to our existing shareholders and/or the price of our common stock to decline.

Pursuant to the at-the-market equity distribution agreement with MCUSA dated April, 17, 2013, we may sell additional shares of our common stock to MCUSA. Depending upon market liquidity at the time, sales of shares of our common stock under the agreement may cause the trading price of our common stock to decline and may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock to MCUSA in this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
3.1(6)	Restated Certificate of Incorporation of the Registrant, as amended.

3.2(1)	Amended and Restated Bylaws of the Registrant.

3.3(5)	Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock.

4.1(2)	Specimen of Common Stock Certificate.

4.2(1)	Amended and Restated Registration Rights Agreement among the Registrant, its founders and the investors named therein, dated September 2, 2004.

4.3(3)	Warrant dated May 10, 2010 issued to Oxford Finance Corporation.

4.4(4)	Form of Warrant to Purchase Common Stock.

Exhibit Number	Description
4.5(7)	Registration Rights Agreement between the Registrant and Aspire Capital Fund, LLC, dated August 20, 2012.

4.6(9)	Warrant dated August 22, 2012 issued to Redington, Inc., as amended.

4.7(8)	Registration Rights Agreement between the Registrant and Redington, Inc., dated August 22, 2012.

10.1(10)	Sublease Agreement between the Company and Denali Advisors LLC, dated February 27, 2013.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended March 31, 2013.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended March 31, 2013.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101(*)	The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 filed October 1, 2004 and incorporated herein by reference.
(2)	Filed with the Registrant’s Annual Report on Form 10-K filed February 15, 2007 and incorporated herein by reference.
(3)	Filed with the Registrant’s Current Report on Form 8-K filed May 14, 2010 and incorporated herein by reference.
(4)	Filed with the Registrant’s Current Report on Form 8-K filed March 24, 2011 and incorporated herein by reference.
(5)	Filed with the Registrant’s Current Report on Form 8-K filed September 27, 2011 and incorporated herein by reference.
(6)	Filed with the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012 and incorporated herein by reference.
(7)	Filed with the Registrant’s Current Report on Form 8-K filed August 21, 2012 and incorporated herein by reference.
(8)	Filed with the Registrant’s Current Report on Form 8-K filed August 22, 2012 and incorporated herein by reference.
(9)	Filed with the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2012 and incorporated herein by reference.
(10)	Filed with the Registrant’s Current Report on Form 8-K filed March 1, 2013 and incorporated herein by reference.
(*)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: May 8, 2013	By:	/S/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D. President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

By:	/S/ MICHAEL GENNARO
Michael Gennaro Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(6)	Restated Certificate of Incorporation of the Registrant, as amended.

3.2(1)	Amended and Restated Bylaws of the Registrant.

3.3(5)	Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock.

4.1(2)	Specimen of Common Stock Certificate.

4.2(1)	Amended and Restated Registration Rights Agreement among the Registrant, its founders and the investors named therein, dated September 2, 2004.

4.3(3)	Warrant dated May 10, 2010 issued to Oxford Finance Corporation.

4.4(4)	Form of Warrant to Purchase Common Stock.

4.5(7)	Registration Rights Agreement between the Registrant and Aspire Capital Fund, LLC, dated August 20, 2012.

4.6(9)	Warrant dated August 22, 2012 issued to Redington, Inc., as amended.

4.7(8)	Registration Rights Agreement between the Registrant and Redington, Inc., dated August 22, 2012.

10.1(10)	Sublease Agreement between the Company and Denali Advisors LLC, dated February 27, 2013.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended March 31, 2013.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended March 31, 2013.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101(*)	The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 filed October 1, 2004 and incorporated herein by reference.
(2)	Filed with the Registrant’s Annual Report on Form 10-K filed February 15, 2007 and incorporated herein by reference.
(3)	Filed with the Registrant’s Current Report on Form 8-K filed May 14, 2010 and incorporated herein by reference.
(4)	Filed with the Registrant’s Current Report on Form 8-K filed March 24, 2011 and incorporated herein by reference.
(5)	Filed with the Registrant’s Current Report on Form 8-K filed September 27, 2011 and incorporated herein by reference.
(6)	Filed with the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012 and incorporated herein by reference.
(7)	Filed with the Registrant’s Current Report on Form 8-K filed August 21, 2012 and incorporated herein by reference.

(8)	Filed with the Registrant’s Current Report on Form 8-K filed August 22, 2012 and incorporated herein by reference.
(9)	Filed with the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2012 and incorporated herein by reference.
(10)	Filed with the Registrant’s Current Report on Form 8-K filed March 1, 2013 and incorporated herein by reference.
(*)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.