Form 10-Q
period 2013-06-30
MEDICINOVA INC
filed 2013-08-08
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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

As of August 7, 2013, the registrant had 22,313,789 shares of Common Stock ($0.001 par value) outstanding.

MEDICINOVA, INC.

(a development stage company)

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,017,480	$4,010,530
Prepaid expenses and other current assets	480,161	411,592

Total current assets	12,497,641	4,422,122
Goodwill	9,600,241	9,600,241
In-process research and development	4,800,000	4,800,000
Investment in joint venture	673,374	667,204
Property and equipment, net	105,513	78,474

Total assets	$27,676,769	$19,568,041

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$130,817	$491,853
Accrued expenses	454,006	314,652
Accrued compensation and related expenses	490,810	228,124
Current deferred revenue	—	3,163

Total current liabilities	1,075,633	1,037,792
Deferred tax liability	1,956,000	1,956,000
Long-term deferred revenue	1,694,163	1,694,257

Total liabilities	4,725,796	4,688,049

Stockholders’ equity:
Preferred stock, $0.01 par value; 3,000,000 shares authorized at June 30, 2013 and December 31, 2012; 220,000 shares issued and outstanding at June 30, 2013 and December 31, 2012	2,200	2,200
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2013 and December 31, 2012; 22,148,493 and 17,407,311 shares issued at June 30, 2013 and December 31, 2012, respectively, and 22,148,493 and 17,403,125 shares outstanding at June 30, 2013 and December 31, 2012, respectively	22,149	17,407
Additional paid-in capital	325,568,447	312,293,225
Accumulated other comprehensive loss	(78,594)	(67,957)
Treasury stock, at cost; 0 shares at June 30, 2013 and 4,186 shares at December 31, 2012	(1,124,389)	(1,131,086)
Deficit accumulated during the development stage	(301,438,840)	(296,233,797)

Total stockholders’ equity	22,950,973	14,879,992

Total liabilities and stockholders’ equity	$27,676,769	$19,568,041

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from September 26, 2000 (inception) to June 30, 2013
	2013	2012	2013	2012
Revenues	$—	$493,623	$3,257	$684,797	$2,364,064
Operating expenses:
Cost of revenues	—	—	—	—	1,258,421
Research and development	946,105	1,483,939	1,642,077	3,362,400	168,696,732
General and administrative	1,842,092	1,297,888	3,566,671	3,483,860	115,824,039

Total operating expenses	2,788,197	2,781,827	5,208,748	6,846,260	285,779,192

Operating loss	(2,788,197)	(2,288,204)	(5,205,491)	(6,161,463)	(283,415,128)
Impairment charge on investment securities	—	—	—	—	(1,735,212)
Other expense	(1,092)	(81)	(5,525)	(5,047)	(394,755)
Interest expense	—	—	—	—	(3,605,818)
Other income	5,049	6,935	6,517	17,937	19,151,700

Loss before income taxes	(2,784,240)	(2,281,350)	(5,204,499)	(6,148,573)	(269,999,213)
Income taxes	(1,789)	—	(544)	—	(76,505)

Net loss	(2,786,029)	(2,281,350)	(5,205,043)	(6,148,573)	(270,075,718)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	(98,445)
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	—	—	—	—	(31,264,677)

Net loss applicable to common stockholders	$(2,786,029)	$(2,281,350)	$(5,205,043)	$(6,148,573)	$(301,438,840)

Basic and diluted net loss per common share	$(0.14)	$(0.14)	$(0.27)	$(0.38)
Shares used to compute basic and diluted net loss per common share	20,299,164	16,143,125	19,002,419	16,115,570
Net loss applicable to common stockholders	$(2,786,029)	$(2,281,350)	$(5,205,043)	$(6,148,573)	$(301,438,840)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(3,724)	1,905	(10,637)	(4,883)	(78,594)

Comprehensive loss	$(2,789,753)	$(2,279,445)	$(5,215,680)	$(6,153,456)	$(301,517,434)

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,		Period from September 26, 2000 (inception) to June 30, 2013
	2013	2012
Operating activities:
Net loss	$(5,205,043)	$(6,148,573)	$(270,075,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	521,286	361,521	50,912,217
Amortization of Kissei upfront payment	(3,257)	(684,797)	(805,837)
Depreciation and amortization	67,282	16,552	2,082,234
Amortization of premium/discount on investment securities, convertible debt, debt discount and issuance costs	—	—	(1,099,365)
Impairment charge, net on investment securities and ARS Put	—	—	1,735,212
(Gain)/loss on disposal of assets	(4,800)	—	6,660
Impairment of sublease	—	—	35,259
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(118,567)	(19,888)	(429,231)
Accounts payable, income tax payable, accrued expenses and deferred rent	(238,489)	(405,921)	306,545
Accrued compensation and related expenses	262,686	(389,771)	394,669
Restricted assets	—	—	5,982
Deferred Revenue	—	—	2,500,000

Net cash used in operating activities	(4,718,902)	(7,270,877)	(214,431,373)

Investing activities:
Cash paid for acquired business, net of acquired cash	—	—	(2,829,785)
Purchases of investment securities	—	—	(377,205,766)
Maturities or sales of investment securities	—	—	377,918,240
Acquisition of property and equipment	(44,322)	(49,336)	(2,405,290)
Investment in joint venture	—	(680,000)	(680,000)
Proceeds from sales of property and equipment	4,800	—	261,645

Net cash used in investing activities	(39,522)	(729,336)	(4,940,956)

Financing activities:
Proceeds from issuance of common stock and units, net of issuance costs	12,758,677	137,730	145,423,902
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	85,572,825
Proceeds from ARS loan	—	—	17,605,485
Net proceeds from debt	—	—	14,670,000
Proceeds from conversion of convertible notes	—	—	1,881,253
Purchase of treasury stock, net of employee stock purchases	6,697	27,889	(1,158,171)
Repayments of debt	—	—	(15,000,000)
Repayments of ARS loan	—	—	(17,605,485)

Net cash provided by financing activities	12,765,374	165,619	231,389,809

Net increase/ (decrease) in cash and cash equivalents	8,006,950	(7,834,594)	12,017,480
Cash and cash equivalents, beginning of period	4,010,530	15,093,124	—

Cash and cash equivalents, end of period	$12,017,480	$7,258,530	$12,017,480

Supplemental disclosure of investing and financing activities:
Proceeds from issuance of warrants	$—	$—	$2,882,258
Conversion of convertible preferred stock into common stock upon initial public offering	$—	$—	$43,515,677
Restricted assets, cash unrestricted upon conversion of convertible notes	$—	$—	$1,881,815
Supplemental disclosures of cash flow information:
Income taxes paid	$2,745	$—	$72,346
Interest paid	$—	$—	$2,487,343

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

1. Interim Financial Information

The Company

We were incorporated in the state of Delaware in September 2000. We are a development stage biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of serious diseases with unmet medical needs with a specific focus on the U.S. market. We are currently focusing our development activities on MN-166, a drug candidate for the treatment of neurological disorders, and on MN-221, a drug candidate for the treatment of acute exacerbations of asthma and chronic obstructive pulmonary disease, or COPD.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations and cash flow for the interim periods presented have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other period. For further information, see the financial statements and disclosures thereto for the year ended December 31, 2012 in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2013.

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

Revenue Recognition and Deferred Revenue

In October 2011, we entered into an agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, we are responsible for all costs to be incurred in the performance of these services. Certain of these research and development services were completed in 2012 and the remaining services are expected to be completed after 2013. We are recognizing the $2.5 million payment as revenue as the research and development services are performed. The amount received from Kissei, net of the amount recorded as revenue to date, is included on the balance sheet as deferred revenue and will be recognized as revenue as we perform the remaining services. For the three months ended June 30, 2013 and 2012, revenue recorded was $0 and $0.5 million, respectively. For the six months ended June 30, 2013 and 2012, revenue recorded was $3,257 and $0.7 million, respectively.

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

2. Joint Venture

We entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Make-Friend Medicine Technology Co., Ltd. effective September 27, 2011. The joint venture agreement provides for the joint venture company, Zhejiang Sunmy Bio-Medical Co., Ltd. (“Zhejiang Sunmy”), to develop and commercialize MN-221 in China. A sublicense, which will require the consent of the licensor, will be required for us to license MN-221 to Zhejiang Sunmy. In accordance with the joint venture agreement, in March 2012 we paid $680,000 for a 30% interest in Zhejiang Sunmy. The other parties to the joint venture agreement provided funding for their combined 70% interest and are responsible for future funding of Zhejiang Sunmy’s activities. We have not entered into the sublicense of MN-221 with Zhejiang Sunmy as of the date of this report. Zhejiang Sunmy is a variable interest entity for which we are not the primary beneficiary as we do not have a majority of the board seats and we will not have power to direct or significantly influence the actions of the entity. We therefore account for the activities of Zhejiang Sunmy under the equity method whereby we absorb any loss or income generated by Zhejiang Sunmy according to our percentage ownership. At June 30, 2013 we reflect a long-term asset on our consolidated balance sheet which represents our investment in Zhejiang Sunmy, net of our portion of any generated loss or income.

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

The following table presents our financial instruments measured at fair value on a recurring basis classified by the fair value measurements and disclosures valuation hierarchy (in thousands):

	As of June 30, 2013
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$678	$678	$—	$—

	As of December 31, 2012
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$1,720	$1,720	$—	$—

At June 30, 2013, cash equivalents (instruments with maturities of three months or less at the date of purchase) were primarily invested in money market accounts, the fair value of which is based on Level 1 criteria in which their carrying amount is a reasonable estimate of their fair value based on daily quoted market prices. At June 30, 2013 and December 31, 2012 we did not hold financial instruments measured at fair value on a non-recurring basis.

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

Potentially dilutive outstanding securities excluded from diluted net loss per common share because of their anti-dilutive effect:

	June 30,
	2013	2012
Convertible preferred stock, as converted	2,200,000	2,200,000
Stock options	3,329,794	2,757,914
Warrants	3,876,067	2,998,686

Total	9,405,861	7,956,600

5. Balance Sheet Details

Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2013	December 31, 2012
Research and development costs	$122,714	$152,046
Professional services fees	161,920	68,102
Other	169,372	94,504

	$454,006	$314,652

6. Stock-Based Compensation

For the three months ended June 30, 2013 and 2012, stock-based compensation expense (or credit) related to stock options and the employee stock purchase plan was approximately $364,000 and $(566,000), respectively, and was recorded as a component of general and administrative expense (approximately $234,000 and $(432,000), respectively) and research and development expense (approximately $130,000 and $(134,000), respectively). For the six months ended June 30, 2013 and 2012, stock-based compensation expense related to stock options and the employee stock purchase plan was approximately $521,000 and $362,000, respectively, and was recorded as a component of general and administrative expense (approximately $326,000 and $214,000, respectively) and research and development expense (approximately $195,000 and $148,000, respectively). During the three months ended June 30, 2013 and 2012, 38,085 and 60,000 stock options, respectively, were exercised from which proceeds of approximately $92,000 and $138,000, respectively, were received. During the six months ended June 30, 2013 and 2012, 79,462 and 60,000 stock options, respectively, were exercised from which proceeds of approximately $194,000 and $138,000, respectively, were received. As of June 30, 2013, there was $2.2 million of unamortized compensation expense related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 1.44 years.

During the three and six months ended June 30, 2013, options to purchase 867,500 shares of common stock were granted. During the three and six months ended June 30, 2012, options to purchase 15,000 shares of common stock were granted. As share-based compensation expense recognized in the accompanying consolidated statements of operations and comprehensive loss included expense related to stock option awards ultimately expected to vest, such expense should be reduced for estimated forfeitures. The authoritative guidance for compensation expense requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As forfeitures have been immaterial in the past and are expected to continue to be immaterial, we did not estimate any forfeitures during 2012, or during the six months ended June 30, 2013. We will adjust our stock-based compensation expense when any forfeitures occur.

The MediciNova, Inc. 2007 Employee Stock Purchase Plan, or ESPP, provides employees the right to purchase our common stock through payroll deductions (not to exceed 15% of each employee’s compensation) at the lower of 85% of fair market value at the beginning of or the end of each six-month offering period. For the three and six months ended June 30, 2013, the number of shares of common stock issued under the ESPP was 16,067 and for the three and six months ended June 30, 2012, the number of shares of common stock issued under the ESPP was 15,550. Shares of common stock available for future ESPP issuances at June 30, 2013 and 2012 were 248,511 and 269,442, respectively.

The Company uses the Black-Scholes valuation model for determining the estimated fair value and the stock-based compensation for stock-based awards to employees. The following table provides the assumptions used in the Black-Scholes valuation model for the three and six months ended June 30, 2013 and 2012. The ESPP assumptions for the three months ended June 30, 2013 and 2012 are actual amounts, and for the six months ended June 30, 2013 and 2012 are weighted average amounts.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Stock Options assumptions:
Risk-free interest rate	0.80%	0.51%	0.80%	0.51%
Expected volatility of common stock	86.10%	78.58%	86.10%	78.58%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	5.5	5.0	5.5	5.0
ESPP assumptions:
Risk-free interest rate	0.15%	0.16%	0.18%	0.43%
Expected volatility of common stock	91.60%	74.34%	91.44%	76.11%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	0.5	0.5	0.5	0.5

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

We are subject to taxation in the U.S., California and foreign jurisdictions, of which currently no years are under examination. Our tax years for 2000 and forward are subject to examination by the U.S. and state tax authorities due to the carry-forward of unutilized net operating losses and research and development credits. During the three and six months ended June 30, 2013 and 2012, income tax expense related to intercompany service income earned by our Japanese subsidiary, MediciNova Japan, Inc.

8. Related Party Transactions

On May 9, 2013, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors pursuant to which we agreed to sell to the investors 1,158,730 shares of our common stock and warrants to purchase an aggregate of 869,047 shares of our common stock (the “Private Placement”). The Private Placement closed on May 14, 2013. The Private Placement included the issuance by the Company of shares of common stock and a warrant to purchase shares of common stock to Fountain Erika LLC (“Fountain Erika”), an entity of which Tatsuo Izumi, a member of the Company’s board of directors, is a principal. Fountain Erika’s acquisition of the shares of the Company’s common stock and a warrant to purchase shares of the Company’s common stock was at an “at the market” price.

9. Commitments and Contingencies

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

We are not involved in any legal proceedings as of June 30, 2013. We may become involved in various other disputes and legal proceedings which arise in the ordinary course of business. Our assessment of the likely impact of our pending litigation may change over time. An adverse result in any of these matters may occur which could harm our business and result in a material liability.

10. Stockholders’ Equity

Stock Options

We have granted stock options to our employees, officers, directors and consultants under the MediciNova, Inc. Amended and Restated 2004 Stock Incentive Plan, and future stock option grants will be made under the MediciNova, Inc. 2013 Equity Incentive Plan. A summary of the changes in stock options outstanding during the six months ended June 30, 2013 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2012	3,328,981	$4.92
Granted	867,500	2.83
Exercised	79,462	2.44
Cancelled	787,225	2.28

Outstanding at June 30, 2013	3,329,794	$5.39

Exercisable at June 30, 2013	2,109,379	$6.29

The aggregate intrinsic value of stock options outstanding, options exercised and options exercisable at June 30, 2013 was approximately $209,000, $64,000 and $171,000, respectively. The weighted average contractual life of options outstanding at June 30, 2013 was 7.0 years and the weighted average contractual life of exercisable options at June 30, 2013 was 5.7 years.

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

Common Stock Purchase Agreement

On August 20, 2012, we entered into a common stock purchase agreement with Aspire Capital Fund LLC, or Aspire, pursuant to which the Company may sell to Aspire, and Aspire would be obligated to purchase, up to an aggregate of $20 million of our common stock over the two year term of the agreement, including $1 million in common stock purchased by Aspire in connection with execution of the agreement. Periodic sales of our common stock to Aspire are subject to certain limitations and the per share sales price is based on closing stock prices at or near each transaction date. No more than 3,231,096 shares of our common stock can be issued under this agreement, including the 363,636 shares initially issued to Aspire in consideration of entering into the agreement. Our proceeds will depend on the frequency and number of shares of our common stock sold to Aspire and the per share purchase price of each transaction. We may on any business day over term of the agreement direct Aspire to purchase up to 50,000 shares, to a maximum of $500,000 per business day. The purchase price shall be the lower of the lowest sale price of the Company’s common stock on the date of the sale, or the average of the three lowest closing stock prices during the 12 consecutive business days ending on the business day immediately preceding the purchase date. In addition, MediciNova may on any business day over the term of the Agreement direct Aspire to make a volume-weighted average purchase (“VWAP”) of stock not to exceed 15% (which limitation may be increased up to 30% by the mutual agreement of the parties) of the aggregate shares of our stock traded on the next business day, the purchase price of which shall be the lower of the closing price on the date of the sale, or 95% of the next business day’s Nasdaq volume weighted average price, subject to a minimum market price threshold established by us and certain other exceptions. The agreement provides Aspire certain termination rights, including rights under an event of default as defined therein, under which the Company may not require and Aspire would not be obligated to purchase any shares of our common stock. The Company and Aspire may also not effect any sales under the agreement on any purchase date where the closing price of our common stock is less than $1.00 per share. In addition to the initial issuance of shares, as of June 30, 2013 the Company had completed sales to Aspire totaling 2,454,532 shares of common stock at prices ranging from $1.60 to $3.82 per share, generating gross proceeds of $5.3 million. The Company has made no sales of our common to stock to Aspire subsequent to June 30, 2013 through the date of this report.

Issuance of Warrant

On August 22, 2012, we issued a warrant in exchange for investor relations services to purchase up to 130,000 of our common shares at a price of $1.88 per share, the closing price of our common stock on that date. The warrant contains provisions whereby the warrant becomes exercisable for specified shares of our common stock as a result of our stock achieving certain share price targets within a 15 month period beginning on August 22, 2012. The warrant expires in five years. The warrant is valued at its fair value of approximately $0.1 million on August 22, 2012, is classified as equity and as a prepaid expense, and is being amortized over the one year period beginning August 22, 2012.

Exercise of Warrants

During the three and six months ended June 30, 2013, 121,666 warrants related to the March 23, 2011 public offering of 2,750,000 units, with each unit consisting of one share of common stock and one warrant, were exercised generating proceeds of $0.4 million. No warrants were exercised during the three and six months ended June 30, 2012.

At-The-Market Equity Distribution Agreement

On April 17, 2013, we entered into an at-the-market equity distribution agreement with Macquarie Capital (USA) Inc., or MCUSA, pursuant to which the Company may from time to time sell through MCUSA, acting as our sales agent, shares of our common stock up to an aggregate offering price of $6 million. Unless mutually agreed otherwise, no sale of an amount of shares of our common stock may be greater than the lower of $50,000 and 10% of the lower of the 5-day or 3-month average daily traded value of our common stock as reported by Bloomberg as of the date of the applicable issuance notice, and the price per share may not be less than the greater of $1.19 or the last available closing price of a share of common stock on The Nasdaq Global Market. MCUSA will use its commercially reasonable efforts consistent with its customary trading and sales practices and applicable laws, rules and regulations to sell shares of our common stock and may sell such shares by any method permitted by law deemed to be “at the market”. We will pay MCUSA an aggregate commission rate of 8.0% of the gross proceeds of any common stock sold through MCUSA under the agreement. Our proceeds will depend on the number of shares of our common stock sold to MCUSA and the per share purchase price of each transaction. The agreement with MCUSA provides both MCUSA and the Company the right to terminate the agreement in its sole discretion upon giving five business days written notice. As of June 30, 2013, the Company had completed sales to Macquarie totaling 1,770,971 shares of common stock at prices ranging from $2.44 to $4.10 per share, generating gross proceeds of $5.6 million.

Securities Purchase Agreement

On May 9, 2013, we entered into a Securities Purchase Agreement with certain institutional and accredited investors (the “Purchase Agreement”) pursuant to which we agreed to sell to the investors 1,158,730 shares of our common stock at a price of $3.15 per share and warrants to purchase an aggregate of 869,047 shares of our common stock with an exercise price of $3.15 per share (the “Private Placement”). The Private Placement closed on May 14, 2013. The warrants will expire on May 9, 2018 and may be exercised for cash or, if the current market price of our common stock is greater than the per share exercise price, by surrender of a portion of the warrant in a cashless exercise. The aggregate purchase price for the shares and the warrants sold in the Private Placement was $3.7 million and associated expenses incurred were $0.3 million. The Purchase Agreement includes representations, warranties, covenants and closing conditions customary for transactions of this type.

In connection with the purchase by one investor of 158,730 shares of our common stock and a warrant to purchase 119,047 shares of our common stock, on May 29, 2013 the investor provided $51,389 additional consideration for the shares and the warrant, and the investor and the Company entered into an amendment to the warrant to reflect an exercise price of $3.38 per share.

The net proceeds for the shares and the warrants sold in the Private Placement of $3.4 million were allocated by the Company based on the relative fair value of each instrument. The Company determined the fair value of the shares based on the closing price of our common stock on May 9, 2013, and the fair value of the warrants based on a Black-Scholes valuation model.

11. Subsequent Events

Proceeds From Sales of Common Stock

Between July 1, 2013 and the date of this report, we have generated net proceeds of $0.4 million under the at-the-market equity distribution agreement with MCUSA on the sale of 165,266 shares of our common stock. As of the date of this report, gross sales of our common stock through MCUSA aggregated $6.0 million and we therefore have no remaining available balance under the agreement with MCUSA.

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

We have incurred significant net losses since our inception. We incurred losses of $5.2 million for the six months ended June 30, 2013, and at June 30, 2013, from inception, our accumulated deficit is $301.4 million, including $50.9 million of non-cash stock-based compensation charges. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and we may incur substantial net losses over the long-term if we expand our research and development programs and/or acquire products, technologies or businesses that are complementary to our own. As of June 30, 2013, we had available cash and cash equivalents of $12.0 million and working capital of $11.4 million. While there can be no assurances given, we believe our working capital at June 30, 2013 will be sufficient to fund our operations for at least the next 12 months, assuming that we operate our business in accordance with our current operating plan. This belief is based on assumptions that could prove to be wrong, and we could utilize our available working capital sooner than we currently expect.

Between August 21, 2012 and June 30, 2013 we have generated net proceeds of $5.3 million under the common stock purchase agreement with Aspire and the Company has made no sales of our common to stock to Aspire subsequent to June 30, 2013 through the date of this report. We have the right, subject to the terms of the common stock purchase agreement, to cause Aspire to acquire up to 3,231,096 shares for total gross proceeds not to exceed $20 million, subject to daily dollar limitations and subject to the maximum dollar amount we can sell from time to time under our registration statement on Form S-3. Between April 17, 2013 and June 30, 2013, we have generated net proceeds of $5.1 million under the at-the-market equity distribution agreement with MCUSA on sales of 1,770,971 shares of our common stock. Between April 17, 2013 and the date of this report, we have generated gross proceeds of $6.0 million under the at-the-market equity distribution agreement with MCUSA, including gross proceeds of $0.4 million on the sale of 165,266 shares of our common stock subsequent to June 30, 2013. On May 14, 2013, we closed the Private Placement generating gross proceeds of $3.7 million through the sale of 1,158,730 shares of our common stock and warrants to purchase 750,000 and 119,047 shares of our common stock with an exercise price of $3.15 per share and $3.38 per share, respectively. Expenses incurred related to this transaction were $0.3 million.

We may pursue other opportunities to raise capital in the near future. There can be no assurances that there will be adequate financing available to us on acceptable terms, or at all. If the Company is unable to obtain additional financing, we may have to sell one or more of our programs or cease operations.

We are currently focusing our development activities on MN-166, a drug candidate for the treatment of neurological disorders, and on MN-221, a drug candidate for the treatment of acute exacerbations of asthma and COPD.

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

Kissei Services Agreement

In October 2011, we entered into an agreement with Kissei to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. We assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, which was research and development services. Under the terms of the agreement, we are responsible for all costs to be incurred in the performance of these services. As such, we are recognizing the $2.5 million payment as revenue as the research and development services are performed. Certain of these research and development services were completed in 2012 and the remaining services are expected to be completed after 2013.

Common Stock Purchase Agreement

On August 20, 2012, we entered into a common stock purchase agreement with Aspire pursuant to which the Company may sell to Aspire, and Aspire would be obligated to purchase, up to an aggregate of $20 million of our common stock over the two year term of the agreement including $1 million in common stock purchased by Aspire in connection with execution of the agreement. Periodic sales of our common stock to Aspire are subject to certain limitations and the per share sales price is based on closing stock prices at or near each transaction date. No more than 3,231,096 shares of our common stock can be issued under this agreement, including the 363,636 shares initially issued to Aspire in consideration of entering into the agreement. Our proceeds will depend on the frequency and number of shares of our common stock sold to Aspire and the per share purchase price of each transaction. In addition to the initial issuance of shares, between August 21, 2012 and June 30, 2013, the Company had completed sales to Aspire totaling 2,454,532 shares of common stock at prices ranging from $1.60 to $3.82 per share, generating gross proceeds of $5.3 million. The Company has made no sales of our common to stock to Aspire subsequent to June 30, 2013 through the date of this report.

At-The-Market Equity Distribution Agreement

On April 17, 2013, we entered into an at-the-market equity distribution agreement with MCUSA pursuant to which the Company may from time to time sell through MCUSA acting as a sales agent, shares of our common stock up to an aggregate offering price of $6 million. Unless mutually agreed otherwise, no sale of an amount of shares of our common stock may be greater than the lower of $50,000 and 10% of the lower of the 5-day or 3-month average daily traded value of our common stock as reported by Bloomberg as of the date of the applicable issuance notice, and the price per share may not be less than the greater of $1.19 or the last available closing price of a share of common stock on The Nasdaq Global Market. We will pay MCUSA an aggregate commission rate of 8.0% of the gross proceeds of any common stock sold through MCUSA under the agreement. Our proceeds will depend on the number of shares of our common stock sold to MCUSA and the per share purchase price of each transaction. The agreement with MCUSA provides both MCUSA and the Company the right to terminate the agreement in its sole discretion upon giving five business days written notice. As of June 30, 2013, the Company had completed sales to MCUSA totaling 1,770,971 shares of common stock at prices ranging from $2.44 to $4.10 per share, generating gross proceeds of $5.6 million. Between April 17, 2013 and the date of this report, we have generated gross proceeds of $6.0 million under the at-the-market equity distribution agreement with MCUSA, including gross proceeds of $0.4 million on the sale of 165,266 shares of our common stock subsequent to June 30, 2013.

Securities Purchase Agreement

On May 9, 2013, we entered into a Securities Purchase Agreement with certain institutional and accredited investors (the “Purchase Agreement”) pursuant to which we agreed to sell to the investors 1,158,730 shares of our common stock and warrants to purchase an aggregate of 869,047 shares of our common stock with an exercise price of $3.15 per share (the “Private Placement”). The Private Placement closed on May 14, 2013. The warrants will expire on May 9, 2018 and may be exercised for cash or, if the current market price of our common stock is greater than the per share exercise price, by surrender of a portion of the warrant in a cashless exercise. The aggregate purchase price for the shares and the warrants sold in the Private Placement was $3.7 million and associated expenses incurred were $0.3 million. The Purchase Agreement includes representations, warranties, covenants and closing conditions customary for transactions of this type.

In connection with the purchase by one investor of 158,730 shares of our common stock and a warrant to purchase 119,047 shares of our common stock, on May 29, 2013 the investor provided $51,389 additional consideration for the shares and the warrant, and the investor and the Company entered into an amendment to the warrant to reflect an exercise price of $3.38 per share.

Lease of Corporate Headquarters

We leased office space at our headquarters at 4350 La Jolla Village Drive, Suite 950, San Diego, California under a lease that expired on February 28, 2013. On February 27, 2013, we entered into a sublease agreement effective March 1, 2013 (the “Sublease”) with Denali Advisors, LLC, the sublessor. The Sublease is for the Company’s new headquarters located at 4275 Executive Square, Suite 650, La Jolla, California, 92037. The Sublease has a term of 4 years and 9 months and provides that the Company will pay Denali Advisors, LLC an initial monthly base rent of $10,699 for the premises, with monthly increases of $522 as of the 13th, 25th, 37th and 49th month.

Revenues and Cost of Revenues

For the three months ended June 30, 2013 and 2012, we recognized $0 and $0.5 million, respectively, and for the six months ended June 30, 2013 and 2012, we recognized $3,257 and $0.7 million, respectively, of revenue related to the Kissei services agreement based on the development services we performed during each period. To date through June 30, 2013 we have recognized approximately $806,000 of Kissei services revenue, and all expenses incurred related to these services have been recorded as research and development expenses.

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

The following table summarizes our research and development expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Unallocated” category (in thousands):

Product Candidate		Three months ended June 30,		Six months ended June 30,
	Product Development Program	2013	2012	2013	2012
MN-166	Neurological disorders including opioid withdrawal, methamphetamine addiction, chronic MOH pain and MS	$601	$153	$1,030	$317
MN-221	Acute exacerbations of asthma/COPD	35	1,267	129	2,512
MN-001	Bronchial asthma	16	34	35	155
MN-029	Solid tumors	9	23	19	64
MN-001	Interstitial cystitis	3	4	4	34
MN-305	Generalized anxiety disorder/insomnia	1	—	1	2
MN-246	Urinary incontinence	1	2	1	5
MN-447	Thrombotic disorders	—	—	—	6
MN-462	Thrombotic disorders	—	—	—	—
Unallocated		280	1	423	267

Total research and development		$946	$1,484	$1,642	$3,362

We are currently focusing our development activities on MN-166, a drug candidate for the treatment of neurological disorders, and on MN-221, a drug candidate for the treatment of acute exacerbations of asthma and chronic obstructive pulmonary disease, or COPD. Clinical development of MN-166 is ongoing in both methamphetamine addiction and opioid addiction with clinical trials being conducted by experts in both areas. In February 2013 we received Fast Track designation from the United States Food and Drug Administration, or FDA, for MN-166 in methamphetamine dependence. Fast Track designation is a process designed to facilitate development and expedite the review of drugs intended to treat serious diseases that have the potential to fill an unmet medical need. The FDA’s Fast Track program emphasizes early and frequent communication between the FDA and the sponsor throughout the development process to improve product development efficiency, potentially leading to a shortened timeline to ultimate drug approval. A Phase 2 outpatient clinical trial of MN-166 in methamphetamine dependence, led by investigators at UCLA, has been funded by NIDA. A second NIDA funded clinical trial of MN-166 in prescription opioid or heroin abusers is currently ongoing with the investigators at Columbia University and the New York State Psychiatric Institute. A Phase 1b clinical trial of

MN-166 in methamphetamine dependence at UCLA and funded by NIDA was completed in June, 2013, and a

Phase 1b/2a clinical trial of MN-166 for the treatment of opioid withdrawal and analgesia led by investigators at Columbia University and New York State Psychiatric Institute and funded by the NIDA was completed in 2010. Additionally, in July, 2013, a National Institute of Health based grant for a Phase 2b trial of MN-166 for patients with progressive multiple sclerosis was announced and patient enrollment is expected to start in the Fall of this year. Regarding MN-221, future development will be designed according to feedback received from the FDA in October 2012.

We expect our research and development expenses related to the remainder of our existing product candidates to remain low in the foreseeable future as we continue to limit our expenditures on these product candidates to only those activities deemed necessary to maintain our license rights or to maximize their value.

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

Other Income and Expense

Other income primarily consists of interest earned on our cash and cash equivalents. Other expense primarily consists of losses from the joint venture and net foreign exchange gains and losses related to vendor invoices denominated in foreign currencies. We held no debt and had no interest expense in 2012 or in the first half of 2013.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2012

Revenues

Revenue for the three months ended June 30, 2013 was $0, a decrease of $0.5 million when compared to the three months ended June 30, 2012. The decrease in revenue is due to the completion of the Phase 1b/2a COPD clinical trial (MN 221-CL-012) in 2012 for which we recorded revenue related to the development services we performed under the Kissei services agreement.

Research and Development

Research and development expenses for the three months ended June 30, 2013 were $0.9 million, a decrease of $0.6 million when compared to $1.5 million for the three months ended June 30, 2012. This decrease in research and development expenses primarily related to a decrease of $1.2 million in spending on MN-221 due to the completion of the CL-007 and CL-012 clinical trials in 2012, partially offset by an increase of $0.4 million in spending on MN-166 and employee stock based compensation expense of $0.2 million.

General and Administrative

General and administrative expenses for the three months ended June 30, 2013 were $1.8 million, an increase of $0.5 million when compared to $1.3 million for the three months ended June 30, 2012. This increase in general and administrative expenses was due primarily to an increase in employee stock based compensation expense.

Other Expense

Other expense for the three months ended June 30, 2013 was approximately $1,000, as compared to $81 for the three months ended June 30, 2012. Other expense consisted of losses from the joint venture accounted for under the equity method and net foreign exchange gains and losses related to vendor invoices denominated in foreign currencies.

Other Income

Other income for the three months ended June 30, 2013 was approximately $5,000, as compared to approximately $7,000 for the three months ended June 30, 2012. The decrease is due to a decrease in interest income.

Comparison of the Six Months Ended June 30, 2013 and 2012

Revenues

Revenue for the six months ended June 30, 2013 was $3,257, a decrease of $0.7 million when compared to $0.7 million for the six months ended June 30, 2012. The decrease in revenue is due to the completion of the Phase 1b/2a COPD clinical trial (MN 221-CL-012) in 2012 for which we recorded revenue related to the development services we performed under the Kissei services agreement.

Research and Development

Research and development expenses for the six months ended June 30, 2013 were $1.6 million, a decrease of $1.8 million when compared to $3.4 million for the six months ended June 30, 2012. This decrease in research and development expenses primarily related to a decrease of $2.4 million in spending on MN-221 due to the completion of the CL-007 and CL-012 clinical trials in 2012, partially offset by $0.6 million in spending on MN-166.

General and Administrative

General and administrative expenses for the six months ended June 30, 2013 were $3.6 million, an increase of $0.1 million when compared to $3.5 million for the six months ended June 30, 2012. This increase in general and administrative expenses was due primarily to an increase in employee compensation expense of $0.1 million relating to stock-based compensation.

Other Expense

Other expense for the six months ended June 30, 2013 was approximately $6,000, as compared to approximately $5,000 for the six months ended June 30, 2012. Other expense consisted of losses from the joint venture accounted for under the equity method and net foreign exchange gains and losses related to vendor invoices denominated in foreign currencies.

Other Income

Other income for the six months ended June 30, 2013 was approximately $7,000, as compared to approximately $18,000 for the six months ended June 30, 2012. The decrease is due to a decrease in interest income on lower cash equivalents.

Liquidity and Capital Resources

We have incurred losses of $2.8 million and $5.2 million for the three and six months ended June 30, 2013, and $11.0 million for the year ended December 31, 2012. At June 30, 2013, from inception, our accumulated deficit was $301.4 million including $50.9 million of non-cash stock-based compensation charges. We have used net cash of $4.7 million and $11.9 million to fund our operating activities for the six months ended June 30, 2013 and for the year ended December 31, 2012, respectively. Our operating losses to date have been funded primarily through the private placement of our equity securities, the public sale of our common stock, long-term debt, development agreements with partners and the exercise of warrants. As of June 30, 2013, we had available cash and cash equivalents of $12.0 million and working capital of $11.4 million.

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

In October 2011, we entered into an agreement with Kissei to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. We are responsible for all costs incurred and to be incurred in the performance of these services. The amount received from Kissei, net of the amount recorded as revenue to date, is included on the balance sheet as deferred revenue and will be recognized as revenue as we perform the remaining services. For the three months ended June 30, 2013 and 2012, revenue recorded was $0 and $0.5million, respectively. For the six months ended June 30, 2013 and 2012, revenue recorded was $3,257 and $0.7 million, respectively.

On August 20, 2012 we entered into a common stock purchase agreement with Aspire, pursuant to which the Company may sell to Aspire, and Aspire would be obligated to purchase, up to an aggregate of $20 million of our common stock over the two year term of the agreement including $1 million in common stock purchased by Aspire in connection with execution of the agreement. Periodic sales of our common stock to Aspire are subject to certain limitations and the per share sales price is based on closing stock prices at or near each transaction date. No more than 3,231,096 shares of our common stock can be issued under this agreement, including the 363,636 shares initially issued to Aspire in consideration of entering into the agreement. Our proceeds will depend on the frequency and number of shares of our common stock sold to Aspire and the per share purchase price of each transaction. We may on any business day over the term of the agreement direct Aspire to purchase up to 50,000 shares, to a maximum of $500,000 per business day. The purchase price shall be the lower of the lowest sale price of the Company’s common stock on the date of the sale, or the average of the three lowest closing stock prices during the 12 consecutive business days ending on the business day immediately preceding the purchase date. In addition, MediciNova may on any business day over the term of the agreement direct Aspire to make a volume-weighted average purchase (“VWAP”) of stock not to exceed 15% (which limitation may be increased up to 30% by the mutual agreement of the parties) of the aggregate shares of our stock traded on the next business day, the purchase price of which shall be the lower of the closing price on the date of the sale, or 95% of the next business day’s Nasdaq volume weighted average price, subject to a minimum market price threshold established by us and certain other exceptions. The agreement provides Aspire certain termination rights, including rights under an event of default as defined therein, under which the Company may not require and Aspire would not be obligated to purchase any shares of our common stock. The Company and Aspire may also not effect any sales under the agreement on any purchase date where the closing price of our common stock is less than $1.00 per share. We have the right to cause Aspire to purchase as of June 30, 2013 up to 0.4 million additional shares for total gross proceeds not to exceed $20 million subject to daily dollar limitations and subject to the maximum dollar amount we can sell from time to time under our registration statement on Form S-3. Between August 21, 2012 and June 30, 2013, we have generated gross proceeds of $5.3 million under this agreement and the Company has made no sales of our common to stock to Aspire subsequent to June 30, 2013 through the date of this report.

On April 17, 2013, we entered into an at-the-market equity distribution agreement with MCUSA pursuant to which the Company may from time to time sell through MCUSA acting as either a sales agent or a principal, shares of our common stock up to an aggregate offering price of $6 million. Unless mutually agreed otherwise, no sale of an amount of shares of our common stock may be greater than the lower of $50,000 and 10% of the lower of the 5-day or 3-month average daily traded value of our common stock as reported by Bloomberg as of the date of the applicable issuance notice, and the price per share may not be less than the greater of $1.19 or the last available closing price of a share of common stock on The Nasdaq Global Market. MCUSA will use its commercially reasonable efforts consistent with its customary trading and sales practices and applicable laws, rules and regulations to sell shares of our common stock and may sell such shares by any method permitted by law deemed to be “at the market”. We will pay MCUSA an aggregate commission rate of 8.0% of the gross proceeds of any common stock sold through MCUSA under the agreement. MCUSA is under no obligation to purchase shares pursuant to this agreement and there are no assurances that MCUSA will be successful in selling shares. Our proceeds will depend on the number of shares of our common stock sold to MCUSA and the per share purchase price of each transaction. The agreement with Macquarie provides both Macquarie and the Company the right to terminate the agreement in its sole discretion upon giving five business days written notice. Between April 17, 2013 and the date of this report, we have generated gross proceeds of $6.0 million under the agreement with MCUSA including gross proceeds of $0.4 million on sales of 165,266 shares of our common stock subsequent to June 30, 2013. As of the date of this report, we have no remaining available balance under the agreement with MCUSA.

On May 9, 2013, we entered into a Securities Purchase Agreement with certain institutional and accredited investors (the “Purchase Agreement”) pursuant to which we agreed to sell to the investors 1,158,730 shares of our common stock at a price of $3.15 per share and warrants to purchase an aggregate of 869,047 shares of our common stock with an exercise price of $3.15 per share (the “Private Placement”). The Private Placement closed on May 14, 2013. The warrants will expire on May 9, 2018 and may be exercised for cash or, if the current market price of our common stock is greater than the per share exercise price, by surrender of a portion of the warrant in a cashless exercise. The aggregate purchase price for the shares and the warrants sold in the Private Placement was $3.7 million and associated expenses incurred were $0.3 million. The Purchase Agreement includes representations, warranties, covenants and closing conditions customary for transactions of this type. In connection with the purchase by one investor of 158,730 shares of our common stock and a warrant to purchase 119,047 shares of our common stock, on May 29, 2013 the investor provided $51,389 additional consideration for the shares and the warrant, and the investor and the Company entered into an amendment to the warrant to reflect an exercise price of $3.38 per share.

Our current cash and cash equivalents are our principal sources of liquidity. We utilize our cash and cash equivalents to fund our operations, including research and development of our product development candidates and clinical trials. As of June 30, 2013, we had available cash and cash equivalents of $12.0 million and working capital of $11.4 million. While there can be no assurances given, we believe our working capital at June 30, 2013 will be sufficient to fund our operations for at least the next 12 months, assuming that we operate our business in accordance with our current operating plan. This belief is based on assumptions that could prove to be wrong, and we could utilize our available working capital sooner than we currently expect. We have had, and continue to have, an ongoing need to raise additional cash from outside sources to fund our operations. We have a history of raising capital through equity and debt, and management plans to continue its efforts to finance operations with equity issuances, debt arrangements, or a combination thereof. If adequate funds are not available, we might be required to delay, reduce the scope of or terminate one or more of our product development programs and/or implement other operating cost reductions, any of which could result in the termination of license rights related to any of our product candidates.

Because of various risks and uncertainties associated with development and commercialization of our products, we are unable to estimate the amount of our future working capital requirements. These requirements will depend on many factors, including, but not limited to:

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

Off-Balance Sheet Arrangements

At June 30, 2013, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

Cash and cash equivalents as of June 30, 2013 were $12.0 million and were primarily invested in money market interest bearing accounts and money market funds. A hypothetical 10% adverse change in the average interest rate on our cash and cash equivalents would have had no material effect on net loss for the six months ended June 30, 2013.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
3.1(6)	Restated Certificate of Incorporation of the Registrant, as amended.

3.2(1)	Amended and Restated Bylaws of the Registrant.

3.3(5)	Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock.

4.1(2)	Specimen of Common Stock Certificate.

4.2(1)	Amended and Restated Registration Rights Agreement among the Registrant, its founders and the investors named therein, dated September 2, 2004.

4.3(3)	Warrant dated May 10, 2010 issued to Oxford Finance Corporation.

4.4(4)	Form of Warrant to Purchase Common Stock.

4.5(7)	Registration Rights Agreement between the Registrant and Aspire Capital Fund, LLC, dated August 20, 2012.

4.6(9)	Warrant dated August 22, 2012 issued to Redington, Inc., as amended.

4.7(8)	Registration Rights Agreement between the Registrant and Redington, Inc., dated August 22, 2012.

4.8(11)	Form of Warrant to Purchase Common Stock.

10.1(10)	Equity Distribution Agreement between the Registrant and Macquarie Capital (USA) Inc., dated April 17, 2013.

10.2(11)	Securities Purchase Agreement, between the Registrant and Samurai Investments San Diego LLC and Fountain Erika LLC, dated as of May 9, 2013.

10.3(12)	2013 Equity Incentive Plan of the Registrant.

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended June 30, 2013.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended June 30, 2013.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101(*)	The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 filed October 1, 2004 and incorporated herein by reference.
(2)	Filed with the Registrant’s Annual Report on Form 10-K filed February 15, 2007 and incorporated herein by reference.
(3)	Filed with the Registrant’s Current Report on Form 8-K filed May 14, 2010 and incorporated herein by reference.
(4)	Filed with the Registrant’s Current Report on Form 8-K filed March 24, 2011 and incorporated herein by reference.
(5)	Filed with the Registrant’s Current Report on Form 8-K filed September 27, 2011 and incorporated herein by reference.
(6)	Filed with the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012 and incorporated herein by reference.
(7)	Filed with the Registrant’s Current Report on Form 8-K filed August 21, 2012 and incorporated herein by reference.
(8)	Filed with the Registrant’s Current Report on Form 8-K filed August 22, 2012 and incorporated herein by reference.
(9)	Filed with the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2012 and incorporated herein by reference.
(10)	Filed with the Registrant’s Current Report on Form 8-K filed April 18, 2013 and incorporated herein by reference.
(11)	Filed with the Registrant’s Current Report on Form 8-K filed May 10, 2013 and incorporated herein by reference.
(12)	Filed with the Registrant’s Current Report on Form 8-K filed June 17, 2013 and incorporated herein by reference.
(*)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: August 8, 2013	By:	/S/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D. President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

By:	/S/ MICHAEL GENNARO
Michael Gennaro Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(6)	Restated Certificate of Incorporation of the Registrant, as amended.

3.2(1)	Amended and Restated Bylaws of the Registrant.

3.3(5)	Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock.

4.1(2)	Specimen of Common Stock Certificate.

4.2(1)	Amended and Restated Registration Rights Agreement among the Registrant, its founders and the investors named therein, dated September 2, 2004.

4.3(3)	Warrant dated May 10, 2010 issued to Oxford Finance Corporation.

4.4(4)	Form of Warrant to Purchase Common Stock.

4.5(7)	Registration Rights Agreement between the Registrant and Aspire Capital Fund, LLC, dated August 20, 2012.

4.6(9)	Warrant dated August 22, 2012 issued to Redington, Inc., as amended.

4.7(8)	Registration Rights Agreement between the Registrant and Redington, Inc., dated August 22, 2012.

4.8(11)	Form of Warrant to Purchase Common Stock.

10.1(10)	Equity Distribution Agreement between the Registrant and Macquarie Capital (USA) Inc., dated April 17, 2013.

10.2(11)	Securities Purchase Agreement, between the Registrant and Samurai Investments San Diego LLC and Fountain Erika LLC, dated as of May 9, 2013.

10.3(12)	2013 Equity Incentive Plan of the Registrant.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended June 30, 2013.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended June 30, 2013.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101(*)	The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 filed October 1, 2004 and incorporated herein by reference.
(2)	Filed with the Registrant’s Annual Report on Form 10-K filed February 15, 2007 and incorporated herein by reference.
(3)	Filed with the Registrant’s Current Report on Form 8-K filed May 14, 2010 and incorporated herein by reference.

(4)	Filed with the Registrant’s Current Report on Form 8-K filed March 24, 2011 and incorporated herein by reference.
(5)	Filed with the Registrant’s Current Report on Form 8-K filed September 27, 2011 and incorporated herein by reference.
(6)	Filed with the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012 and incorporated herein by reference.
(7)	Filed with the Registrant’s Current Report on Form 8-K filed August 21, 2012 and incorporated herein by reference.
(8)	Filed with the Registrant’s Current Report on Form 8-K filed August 22, 2012 and incorporated herein by reference.
(9)	Filed with the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2012 and incorporated herein by reference.
(10)	Filed with the Registrant’s Current Report on Form 8-K filed April 18, 2013 and incorporated herein by reference.
(11)	Filed with the Registrant’s Current Report on Form 8-K filed May 10, 2013 and incorporated herein by reference.
(12)	Filed with the Registrant’s Current Report on Form 8-K filed June 17, 2013 and incorporated herein by reference.
(*)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.