Form 10-Q
period 2013-09-30
MEDICINOVA INC
filed 2013-11-07
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

As of November 6, 2013, the registrant had 22,397,943 shares of Common Stock ($0.001 par value) outstanding.

MEDICINOVA, INC.

(a development stage company)

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,660,849	$4,010,530
Prepaid expenses and other current assets	378,248	411,592

Total current assets	11,039,097	4,422,122
Goodwill	9,600,241	9,600,241
In-process research and development	4,800,000	4,800,000
Investment in joint venture	676,481	667,204
Property and equipment, net	80,801	78,474

Total assets	$26,196,620	$19,568,041

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$186,892	$491,853
Accrued expenses	472,426	314,652
Accrued compensation and related expenses	440,086	228,124
Current deferred revenue	—	3,163

Total current liabilities	1,099,404	1,037,792
Deferred tax liability	1,956,000	1,956,000
Long-term deferred revenue	1,694,163	1,694,257

Total liabilities	4,749,567	4,688,049
Stockholders’ equity:
Preferred stock, $0.01 par value; 3,000,000 shares authorized at September 30, 2013 and December 31, 2012; 220,000 shares issued and outstanding at September 30, 2013 and December 31, 2012	2,200	2,200
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2013 and December 31, 2012; 22,377,943 and 17,407,311 shares issued at September 30, 2013 and December 31, 2012, respectively, and 22,377,943 and 17,403,125 shares outstanding at September 30, 2013 and December 31, 2012, respectively	22,378	17,407
Additional paid-in capital	326,300,292	312,293,225
Accumulated other comprehensive loss	(77,838)	(67,957)
Treasury stock, at cost; 0 shares at September 30, 2013 and 4,186 shares at December 31, 2012	(1,124,389)	(1,131,086)
Deficit accumulated during the development stage	(303,675,590)	(296,233,797)

Total stockholders’ equity	21,447,053	14,879,992

Total liabilities and stockholders’ equity	$26,196,620	$19,568,041

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from September 26, 2000 (inception) to September 30, 2013
	2013	2012	2013	2012
Revenues	$—	$83,787	$3,257	$768,584	$2,364,064
Operating expenses:
Cost of revenues	—	—	—	—	1,258,421
Research and development	785,573	872,555	2,427,650	4,234,956	169,482,305
General and administrative	1,456,774	1,573,943	5,023,445	5,057,802	117,280,813

Total operating expenses	2,242,347	2,446,498	7,451,095	9,292,758	288,021,539

Operating loss	(2,242,347)	(2,362,711)	(7,447,838)	(8,524,174)	(285,657,475)
Impairment charge on investment securities	—	—	—	—	(1,735,212)
Other expense	(395)	(14,329)	(5,920)	(19,376)	(395,150)
Interest expense	—	—	—	—	(3,605,818)
Other income	7,798	4,090	14,315	22,027	19,159,498

Loss before income taxes	(2,234,944)	(2,372,950)	(7,439,443)	(8,521,523)	(272,234,157)
Income taxes	(1,806)	(5,818)	(2,350)	(5,818)	(78,311)

Net loss	(2,236,750)	(2,378,768)	(7,441,793)	(8,527,341)	(272,312,468)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	(98,445)
Deemed dividend resulting from beneficial conversion feature on Series C redeemable convertible preferred stock	—	—	—	—	(31,264,677)

Net loss applicable to common stockholders	$(2,236,750)	$(2,378,768)	$(7,441,793)	$(8,527,341)	$(303,675,590)

Basic and diluted net loss per common share	$(0.10)	$(0.14)	$(0.37)	$(0.52)
Shares used to compute basic and diluted net loss per common share	22,301,773	16,585,172	20,114,289	16,273,247
Net loss applicable to common stockholders	$(2,236,750)	$(2,378,768)	$(7,441,793)	$(8,527,341)	$(303,675,590)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	756	2,864	(9,881)	(2,019)	(77,838)

Comprehensive loss	$(2,235,994)	$(2,375,904)	$(7,451,674)	$(8,529,360)	$(303,753,428)

See accompanying notes.

MEDICINOVA, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,		Period from September 26, 2000 (inception) to September 30, 2013
	2013	2012
Operating activities:
Net loss	$(7,441,793)	$(8,527,341)	$(272,312,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	719,084	540,385	51,110,015
Amortization of Kissei upfront payment	(3,257)	(768,584)	(805,837)
Depreciation and amortization	90,966	35,519	2,105,918
Amortization of premium/discount on investment securities, convertible debt, debt discount and issuance costs	—	—	(1,099,365)
Impairment charge, net on investment securities and ARS Put	—	—	1,735,212
(Gain)/loss on disposal of assets	(4,800)	—	6,660
Impairment of sublease	—	—	35,259
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(30,635)	103,108	(341,299)
Accounts payable, income tax payable, accrued expenses and deferred rent	(166,345)	(664,938)	378,689
Accrued compensation and related expenses	211,962	(395,957)	343,945
Restricted assets	—	—	5,982
Deferred Revenue	—	—	2,500,000

Net cash used in operating activities	(6,624,818)	(9,677,808)	(216,337,289)

Investing activities:
Cash paid for acquired business, net of acquired cash	—	—	(2,829,785)
Purchases of investment securities	—	—	(377,205,766)
Maturities or sales of investment securities	—	—	377,918,240
Acquisition of property and equipment	(29,314)	(83,176)	(2,390,282)
Investment in joint venture	—	(680,000)	(680,000)
Proceeds from sales of property and equipment	4,800	—	261,645

Net cash used in investing activities	(24,514)	(763,176)	(4,925,948)

Financing activities:
Proceeds from issuance of common stock, warrants and units, net of issuance costs	13,292,954	1,033,764	145,958,179
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	85,572,825
Proceeds from ARS loan	—	—	17,605,485
Net proceeds from debt	—	—	14,670,000
Proceeds from conversion of convertible notes	—	—	1,881,253
Purchase of treasury stock, net of employee stock purchases	6,697	58,619	(1,158,171)
Repayments of debt	—	—	(15,000,000)
Repayments of ARS loan	—	—	(17,605,485)

Net cash provided by financing activities	13,299,651	1,092,383	231,924,086

Net increase/ (decrease) in cash and cash equivalents	6,650,319	(9,348,601)	10,660,849
Cash and cash equivalents, beginning of period	4,010,530	15,093,124	—

Cash and cash equivalents, end of period	$10,660,849	$5,744,523	$10,660,849

Supplemental disclosure of investing and financing activities:
Issuance of warrants	$—	$—	$2,882,258
Conversion of convertible preferred stock into common stock upon initial public offering	$—	$—	$43,515,677
Restricted assets, cash unrestricted upon conversion of convertible notes	$—	$—	$1,881,815
Supplemental disclosures of cash flow information:
Income taxes paid	$6,354	$10,952	$75,956
Interest paid	$—	$—	$2,487,343

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

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations and cash flow for the interim periods presented have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other period. For further information, see the financial statements and disclosures thereto for the year ended December 31, 2012 in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2013.

Principles of Consolidation

The consolidated financial statements include the accounts of MediciNova, Inc. and its wholly-owned subsidiaries. MediciNova, Inc. and its subsidiaries are collectively referred to herein as “we,” “our” or “us.”

On December 13, 2006, MediciNova (Europe) Limited, a wholly-owned subsidiary of MediciNova, Inc., was incorporated under the laws of England and Wales and established for the purpose of facilitating the clinical development of our product candidates for the European marketplace. MediciNova (Europe) Limited’s functional currency is the U.S. dollar, the reporting currency of its parent.

On January 4, 2007, MediciNova Japan, Inc., a wholly-owned subsidiary of MediciNova, Inc., was incorporated under the laws of Japan and established to strengthen business development and investor and public relations activities in Japan and other Asian countries. MediciNova Japan, Inc.’s functional currency is the Japanese yen.

On December 18, 2009, Avigen, Inc. was acquired by and became a wholly-owned subsidiary of MediciNova, Inc. Avigen, Inc.’s functional currency is the U.S. dollar.

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

Revenue Recognition and Deferred Revenue

In October 2011, we entered into an agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. We assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, which was research and development services. Under the terms of the agreement, we are responsible for all costs to be incurred in the performance of these services. Certain of these research and development services were completed in 2012 and the remaining services are expected to be completed after 2014. We are recognizing the $2.5 million payment as revenue as the research and development services are performed. The amount received from Kissei, net of the amount recorded as revenue to date, is included on the balance sheet as deferred revenue and will be recognized as revenue as we perform the remaining services. For the three months ended September 30, 2013 and 2012, revenue recorded was $0 and $0.1 million, respectively. For the nine months ended September 30, 2013 and 2012, revenue recorded was approximately $3 thousand and $0.8 million, respectively.

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

2. Joint Venture

We entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Make-Friend Medicine Technology Co., Ltd. effective September 27, 2011. In accordance with the joint venture agreement, in March 2012 we paid $680,000 for a 30% interest in Zhejiang Sunmy. The other parties to the joint venture agreement provided funding for their combined 70% interest and are responsible for future funding of Zhejiang Sunmy’s activities. Zhejiang Sunmy is a variable interest entity for which we are not the primary beneficiary as we do not have a majority of the board seats and we will not have power to direct or significantly influence the actions of the entity. We therefore account for the activities of Zhejiang Sunmy under the equity method whereby we absorb any loss or income generated by Zhejiang Sunmy according to our percentage ownership. At September 30, 2013 we reflect a long-term asset on our consolidated balance sheet which represents our investment in Zhejiang Sunmy, net of our portion of any generated loss or income.

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

The following table presents our financial instruments measured at fair value on a recurring basis classified by the fair value measurements and disclosures valuation hierarchy (in thousands):

	As of September 30, 2013
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$699	$699	$—	$—

	As of December 31, 2012
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$1,720	$1,720	$—	$—

At September 30, 2013, cash equivalents (instruments with maturities of three months or less at the date of purchase) were primarily invested in money market accounts, the fair value of which is based on Level 1 criteria in which their carrying amount is a reasonable estimate of their fair value based on daily quoted market prices. At September 30, 2013 and December 31, 2012 we did not hold financial instruments measured at fair value on a non-recurring basis.

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

Potentially dilutive outstanding securities excluded from diluted net loss per common share because of their anti-dilutive effect consist of the following:

	September 30,
	2013	2012
Convertible preferred stock, as converted	2,200,000	2,200,000
Stock options	2,904,137	3,328,981
Warrants	3,876,067	3,128,686

Total	8,980,204	8,657,667

5. Balance Sheet Details

Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2013	December 31, 2012
Research and development costs	$118,197	$152,046
Professional services fees	183,198	68,102
Other	171,031	94,504

	$472,426	$314,652

6. Stock-Based Compensation

For the three months ended September 30, 2013 and 2012, stock-based compensation expense related to stock options and the employee stock purchase plan was approximately $198,000 and $179,000, respectively, and was recorded as a component of general and administrative expense (approximately $128,000 and $111,000, respectively) and research and development expense (approximately $70,000 and $68,000, respectively). For the nine months ended September 30, 2013 and 2012, stock-based compensation expense related to stock options and the employee stock purchase plan was approximately $719,000 and $540,000, respectively, and was recorded as a component of general and administrative expense (approximately $455,000 and $325,000, respectively) and research and development expense (approximately $264,000 and $215,000, respectively). During the three months ended September 30, 2013 and 2012, there were no options exercised. During the nine months ended September 30, 2013 and 2012, 79,462 and 60,000 stock options, respectively, were exercised from which proceeds of approximately $194,000 and $138,000, respectively, were received. As of September 30, 2013, there was $1.3 million of unamortized compensation expense related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 1.69 years.

During the three and nine months ended September 30, 2013, options to purchase 0 and 867,500 shares of common stock were granted, respectively. During the three and nine months ended September 30, 2012, options to purchase 735,000 and 750,000 shares of common stock were granted, respectively. As stock-based compensation expense recognized in the accompanying consolidated statements of operations and comprehensive loss includes expense related to stock option awards ultimately expected to vest, such expense should be reduced for estimated forfeitures. The authoritative guidance for compensation expense requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As forfeitures have been immaterial in the past and are expected to continue to be immaterial, we did not estimate any forfeitures during 2012, or during the nine months ended September 30, 2013. We adjust our stock-based compensation expense when any forfeitures occur.

The MediciNova, Inc. 2007 Employee Stock Purchase Plan, or ESPP, provides employees the right to purchase our common stock through payroll deductions (not to exceed 15% of each employee’s compensation) at the lower of 85% of fair market value at the beginning of or the end of each six-month offering period. For the three and nine months ended September 30, 2013, the number of shares of common stock issued under the ESPP was 14,184 and 30,251, respectively, and for the three and nine months ended September 30, 2012, the number of shares of common stock issued under the ESPP was 19,864 and 35,414, respectively. Shares of common stock available for future ESPP issuances at September 30, 2013 and 2012 were 234,327 and 249,578, respectively.

We use the Black-Scholes valuation model for determining the estimated fair value and the stock-based compensation for stock-based awards to employees. The following table provides the assumptions used in the Black-Scholes valuation model for the three and nine months ended September 30, 2013 and 2012. The ESPP assumptions for the three months ended September 30, 2013 and 2012 are actual amounts, and for the nine months ended September 30, 2013 and 2012 are weighted average amounts.

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Stock Options assumptions:
Risk-free interest rate	0.70%	0.62%	0.80%	0.62%
Expected volatility of common stock	85.76%	82.22%	86.10%	82.14%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	5.4	5.3	5.5	5.3
ESPP assumptions:
Risk-free interest rate	0.15%	0.16%	0.18%	0.34%
Expected volatility of common stock	91.60%	74.34%	91.55%	75.52%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	0.5	0.5	0.5	0.5

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

We recognize the impact of a tax position in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

We are subject to income taxation in the U.S., California and foreign jurisdictions, of which currently no years are under examination. Our tax years for 2000 and forward are subject to examination by the U.S. and state tax authorities due to the carry-forward of unutilized net operating losses and research and development credits. During the three and nine months ended September 30, 2013 and 2012, income tax expense recognized related to intercompany service income earned by our Japanese subsidiary, MediciNova Japan, Inc.

8. Related Party Transactions

On May 9, 2013, we entered into a securities purchase agreement with certain accredited investors pursuant to which we agreed to sell to the investors 1,158,730 shares of our common stock and warrants to purchase an aggregate of 869,047 shares of our common stock (the “Private Placement”). The Private Placement closed on May 14, 2013. The Private Placement included our issuance of shares of common stock and a warrant to purchase shares of common stock to Fountain Erika LLC (“Fountain Erika”), an entity of which Tatsuo Izumi, a member of our board of directors, is a principal. Fountain Erika’s acquisition of the shares of the our common stock and a warrant to purchase shares of our common stock was at an “at the market” price.

9. Commitments and Contingencies

Legal Proceedings

We are not involved in any material legal proceedings as of September 30, 2013. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. Our assessment of the likely impact of any pending litigation may change over time. An adverse result in any litigation matter may occur which could harm our business and result in a material liability.

10. Stockholders’ Equity

Stock Options

We have granted stock options to our employees, officers, directors and consultants under the MediciNova, Inc. Amended and Restated 2004 Stock Incentive Plan, and future stock option grants will be made under the MediciNova, Inc. 2013 Equity Incentive Plan. A summary of the changes in stock options outstanding during the nine months ended September 30, 2013 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2012	3,328,981	$4.92
Granted	867,500	2.83
Exercised	79,462	2.44
Cancelled	1,212,882	2.99

Outstanding at September 30, 2013	2,904,137	$5.55

Exercisable at September 30, 2013	2,103,865	$6.22

The aggregate intrinsic values of stock options outstanding, options exercised and options exercisable at September 30, 2013 were approximately $132,000, $64,000 and $116,000, respectively. The weighted average contractual life of options outstanding at September 30, 2013 was 6.5 years and the weighted average contractual life of exercisable options at September 30, 2013 was 5.5 years.

Kissei Stock Purchase

In October 2011, pursuant to a stock purchase agreement by and between us and Kissei, Kissei purchased for $7.5 million (i) an aggregate of 800,000 shares of our common stock, par value $0.001 per share, at a price of $2.50 per share, which approximated the fair value of our common stock at the time of the transaction, and (ii) 220,000 shares of our Series B Convertible Preferred Stock, or Series B Preferred, par value $0.01 per share, at a price of $25.00 per share, which approximated the fair value of our preferred stock on an as converted basis at the time of the transaction. The purchase agreement contains customary representations, warranties and covenants and a standstill agreement from Kissei that terminates if Kissei beneficially owns less than three percent of our outstanding voting stock. Each share of the Series B Preferred is convertible into 10 shares of common stock. The Series B Preferred ranks pari passu (on an as-if-converted-to-common-stock basis) with the common stock in liquidation and dividend rights. The holders of the Series B Preferred do not have voting rights, however the consent of the holders of a majority of the outstanding Series B Preferred is required for certain actions.

Common Stock Purchase Agreement

On August 20, 2012, we entered into a common stock purchase agreement with Aspire Capital Fund LLC, or Aspire, pursuant to which we could sell our common stock to Aspire from time to time up to an aggregate of $20 million of our common stock over the two-year term of the agreement, including $1 million in common stock purchased by Aspire in connection with execution of the agreement. No more than 3,231,096 shares of our common stock could be issued under this agreement, including 363,636 shares initially issued to Aspire in consideration of entering into the agreement. We could on any business day over the term of the agreement direct Aspire to purchase up to 50,000 shares, to a maximum of $500,000 per business day with a purchase price of the lower of the lowest sale price of our common stock on the date of the sale, or the average of the three lowest closing stock prices during the 12 consecutive business days ending on the business day immediately preceding the purchase date. In addition, we could on any business day over the term of the Agreement direct Aspire to make a volume-weighted average purchase (“VWAP”) of stock not to exceed 15% (which limitation may be increased up to 30% by the mutual agreement of the parties) of the aggregate shares of our stock traded on the next business day, the purchase price of which would be the lower of the closing price on the date of the sale, or 95% of the next business day’s NASDAQ volume weighted average price, subject to a minimum market price threshold established by us and certain other exceptions. In addition to the initial issuance of shares, as of September 30, 2013 we had completed sales to Aspire totaling 2,504,532 shares of common stock at prices ranging from $1.60 to $3.82 per share, generating gross proceeds of $5.4 million. See “Notes to Consolidated Financial Statements - Note 11. Subsequent Events” regarding termination of the common stock purchase agreement with Aspire subsequent to September 30, 2013.

Issuance of Warrant

On August 22, 2012, we issued a warrant in exchange for investor relations services to purchase up to 130,000 shares of our common stock at a price of $1.88 per share, the closing price of our common stock on that date. The warrant contains provisions whereby the warrant becomes exercisable for specified shares of our common stock as a result of our stock achieving certain share price targets within a 15 month period beginning on August 22, 2012. The warrant expires in five years. The warrant is valued at its fair value of approximately $0.1 million on August 22, 2012, was classified as equity and as a prepaid expense and amortized over the one-year period beginning August 22, 2012.

Exercise of Warrants

During the three months ended September 30, 2013, no warrants were exercised. During the nine months ended September 30, 2013, warrants to purchase 121,666 shares of common stock related to the March 23, 2011 public offering of 2,750,000 units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock, were exercised generating proceeds of $0.4 million. No warrants were exercised during the three and nine months ended September 30, 2012

At-The-Market Equity Distribution Agreement

On April 17, 2013, we entered into an at-the-market equity distribution agreement with Macquarie Capital (USA) Inc., or MCUSA, pursuant to which we could sell our common stock through MCUSA from time to time up to an aggregate offering price of $6 million. Under the terms of the agreement, no daily sale of an amount of shares of our common stock was to exceed the lower of $50,000 or 10% of the lower of the 5-day or 3-month average daily traded value of our common stock as of the date of the applicable issuance notice. The price per share was not to be less than the greater of $1.19 or the last available closing price of a share of common stock on The NASDAQ Global Market (“NASDAQ”). MCUSA agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices and applicable laws, rules and regulations to sell shares of our common stock and was to sell such shares by any method permitted by law deemed to be “at the market”. We agreed to pay MCUSA an aggregate commission rate of 8.0% of the gross proceeds of any common stock sold under the agreement. As of September 30, 2013, we had completed all available sales to MCUSA under this agreement generating gross and net proceeds of $6.0 million and $5.5 million, respectively, on sales of 1,936,237 shares of common stock at prices ranging from $2.44 to $4.10 per share.

See “Notes to Consolidated Financial Statements - Note 11. Subsequent Events” regarding a second at-the-market equity distribution agreement executed with MCUSA subsequent to September 30, 2013.

Securities Purchase Agreement

On May 9, 2013, we entered into a securities purchase agreement with certain accredited investors (the “Purchase Agreement”) pursuant to which we agreed to sell to the investors 1,158,730 shares of our common stock at a price of $3.15 per share and warrants to purchase an aggregate of 869,047 shares of our common stock with an exercise price of $3.15 per share (the “Private Placement”). The Private Placement closed on May 14, 2013. The warrants will expire on May 9, 2018 and may be exercised for cash or, if the current market price of our common stock is greater than the per share exercise price, by surrender of a portion of the warrant in a cashless exercise. The aggregate purchase price for the shares and the warrants sold in the Private Placement was $3.7 million and associated expenses incurred were $0.3 million. The Purchase Agreement includes representations, warranties, covenants and closing conditions customary for transactions of this type.

In connection with the purchase by an affiliated investor of 158,730 shares of our common stock and a warrant to purchase 119,047 shares of our common stock, on May 29, 2013 the investor provided $51,389 additional consideration for the shares and the warrant, and we amended the warrant to reflect an exercise price of $3.38 per share.

We allocated the net proceeds for the shares and the warrants sold in the Private Placement of $3.4 million based on the relative fair value of each instrument. We determined the fair value of the shares based on the closing price of our common stock on May 9, 2013, and the fair value of the warrants based on a Black-Scholes valuation model.

11. Subsequent Events

At-The-Market Equity Distribution Agreement

On October 16, 2013, we entered into a second at-the-market equity distribution agreement with MCUSA pursuant to which we may sell our common stock through MCUSA from time to time up to an aggregate offering price of $10 million. Under the terms of this agreement, unless otherwise mutually agreed, no daily sale of an amount of shares of our common stock is to exceed the lower of $50,000 or 10% of the lower of the 5-day or 3-month average daily traded value of our common stock on NASDAQ (unless 10% of the lower of the 5-day or 3-month average daily traded value of our common stock on the JASDAQ Market of the Tokyo Securities Exchange (“TSE”) is greater, in which case the value from the TSE will be used) as of the date of the applicable issuance notice. The price per share is not to be less than the greater of $1.29 or the last available closing price of a share of common stock on NASDAQ. MCUSA agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices and applicable laws, rules and regulations to sell shares of our common stock and is to sell such shares by any method permitted by law deemed to be “at the market”. We agreed to pay MCUSA an aggregate commission rate of 7.0% of the gross proceeds of any common stock sold under this agreement. MCUSA is under no obligation to purchase shares pursuant to this agreement and there are no assurances that MCUSA will be successful in selling shares. Our proceeds will depend on the number of shares of our common stock sold to MCUSA and the per share purchase price of each transaction. The agreement with MCUSA provides both MCUSA and us the right to terminate the agreement in our sole discretion upon giving five business days written notice. Through November 5, 2013, we have generated gross and net proceeds of $51.0 thousand and $47.4 thousand, respectively, under this agreement on sales of 20,000 shares of our common stock at prices ranging from $2.52 to $2.58 per share.

Common Stock Purchase Agreement

We made no sales of our common stock to Aspire subsequent to September 30, 2013, and we terminated the common stock purchase agreement with Aspire on October 17, 2013.

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

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II of this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors” and under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K., The differences may be material. Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, statements regarding our plans, strategies, objectives, product development programs, clinical trials, industry, financial condition, liquidity and capital resources, future performance and other statements that are not historical facts. Such forward-looking statements include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not rely unduly on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

We have incurred significant net losses since our inception. We incurred losses of $7.4 million for the nine months ended September 30, 2013, and at September 30, 2013 our accumulated deficit is $303.7 million, including $51.1 million of non-cash stock-based compensation charges. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and we may incur substantial net losses over the long-term if we expand our research and development programs and/or acquire products, technologies or businesses that are complementary to our own. As of September 30, 2013, we had available cash and cash equivalents of $10.7 million and working capital of $9.9 million. While there can be no assurances given, we believe our working capital at September 30, 2013 will be sufficient to fund our operations for at least the next 12 months, assuming that we operate our business in accordance with our current operating plan. This belief is based on assumptions that could prove to be wrong, and we could utilize our available working capital sooner than we currently expect.

Between August 20, 2012 and September 30, 2013 we completed sales totaling 2,504,532 shares of common stock and generated net proceeds of $5.4 million under the common stock purchase agreement with Aspire Capital Fund LLC, or Aspire. We have made no sales of our common stock to Aspire subsequent to September 30, 2013 and we terminated the common stock purchase agreement with Aspire on October 17, 2013. Between April 17, 2013 and September 30, 2013, we completed all available sales totaling 1,936,237 shares of common stock and generated gross and net proceeds of $6.0 million and $5.5 million, respectively, under the at-the-market equity distribution agreement with Macquarie Capital (USA) Inc., or MCUSA. On May 14, 2013, we closed a private placement which generated gross proceeds of $3.7 million through the sale of 1,158,730 shares of our common stock and warrants to purchase 750,000 and 119,047 shares of our common stock with an exercise price of $3.15 per share and $3.38 per share, respectively. Expenses incurred related to this transaction were $0.3 million. On October 16, 2013, we entered into a second at-the-market equity distribution agreement with MCUSA pursuant to which we may from time to time sell through MCUSA shares of our common stock up to an aggregate offering price of $10 million. Through November 5, 2013, we have generated gross and net proceeds of $51.0 thousand and $47.4 thousand, respectively, under this agreement on sales of 20,000 shares of our common stock.

We may pursue other opportunities to raise capital in the future. There can be no assurances that there will be adequate financing available to us on acceptable terms, or at all. If we are unable to obtain additional financing, we may have to sell one or more of our programs or cease operations.

Kissei Stock Purchase

In October 2011, pursuant to a stock purchase agreement by and between us and Kissei Pharmaceutical Co., Ltd., or Kissei, Kissei purchased for $7.5 million (i) an aggregate of 800,000 shares of our common stock, par value $0.001 per share, at a price of $2.50 per share, which approximated the fair value of our common stock at the time of the transaction, and (ii) 220,000 shares of our Series B Convertible Preferred Stock, or Series B Preferred, par value $0.01 per share, at a price of $25.00 per share, which approximated the fair value of our preferred stock on an as converted basis at the time of the transaction. The purchase agreement contains customary representations, warranties and covenants and a standstill agreement from Kissei that terminates if Kissei beneficially owned less than three percent of our outstanding voting stock. Each share of the Series B Preferred is convertible into 10 shares of common stock. The Series B Preferred ranks pari passu (on an as-if-converted-to-common-stock basis) with the common stock in liquidation and dividend rights. The holders of the Series B Preferred do not have voting rights, however the consent of the holders of a majority of the outstanding Series B Preferred is required for certain actions.

Kissei Services Agreement

In October 2011, we entered into an agreement with Kissei to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. We assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, which was research and development services. Under the terms of the agreement, we are responsible for all costs to be incurred in the performance of these services. Certain of these research and development services were completed in 2012 and the remaining services are expected to be completed after 2014. We are recognizing the $2.5 million payment as revenue as the research and development services are performed.

Common Stock Purchase Agreement

On August 20, 2012, we entered into a common stock purchase agreement with Aspire pursuant to which we could sell our common stock to Aspire from time to time up to an aggregate of $20 million of our common stock over the two-year term of the agreement, including $1 million in common stock purchased by Aspire in connection with execution of the agreement. No more than 3,231,096 shares of our common stock could be issued under this agreement, including 363,636 shares initially issued to Aspire in consideration of entering into the agreement. Our proceeds were dependent on the frequency and number of shares of our common stock sold to Aspire and the per share purchase price of each transaction. In addition to the initial issuance of shares, as of September 30, 2013 we had completed sales to Aspire totaling 2,504,532 shares of common stock at prices ranging from $1.60 to $3.82 per share, generating gross proceeds of $5.4 million. We have made no sales of our common stock to Aspire subsequent to September30, 2013 and we terminated the common stock purchase agreement with Aspire on October 17, 2013.

At-The-Market Equity Distribution Agreements

On April 17, 2013, we entered into an at-the-market equity distribution agreement with MCUSA pursuant to which we could sell our common stock through MCUSA from time to time up to an aggregate offering price of $6 million. Under the terms of the agreement no daily sale of an amount of shares of our common stock was to exceed the lower of $50,000 or 10% of the lower of the 5-day or 3-month average daily traded value of our common stock as of the date of the applicable issuance notice. The price per share was not to be less than the greater of $1.19 or the last available closing price of a share of common stock on The NASDAQ Global Market (“NASDAQ”). MCUSA agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices and applicable laws, rules and regulations to sell shares of our common stock and was to sell such shares by any method permitted by law deemed to be “at the market”. We agreed to pay MCUSA an aggregate commission rate of 8.0% of the gross proceeds of any common stock sold under the agreement. As of September 30, 2013, we had completed all available sales to MCUSA generating gross and net proceeds of $6.0 million and $5.5 million, respectively, on sales of 1,936,237 shares of common stock at prices ranging from $2.44 to $4.10 per share.

On October 16, 2013, we entered into a second at-the-market equity distribution agreement with MCUSA pursuant to which we may sell our common stock through MCUSA from time to time up to an aggregate offering price of $10 million. Under the terms of this agreement, unless otherwise mutually agreed, no daily sale of an amount of shares of our common stock is to be greater than the lower of $50,000 or 10% of the lower of the 5-day or 3-month average daily traded value of our common stock on NASDAQ (unless 10% of the lower of the 5-day or 3-month average daily traded value of our common stock on the JASDAQ Market of the Tokyo Securities Exchange (“TSE”) is greater, in which case the value from the TSE will be used) as of the date of the applicable issuance notice. The price per share is not to be less than the greater of $1.29 or the last available closing price of a share of common stock on NASDAQ. MCUSA agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices and applicable laws, rules and regulations to sell shares of our common stock and is to sell such shares by any method permitted by law deemed to be “at the market”. We agreed to pay MCUSA an aggregate commission rate of 7.0% of the gross proceeds of any common stock sold under this agreement. MCUSA is under no obligation to purchase shares pursuant to this agreement and there are no assurances that MCUSA will be successful in selling shares. Our proceeds will depend on the number of shares of our common stock sold to MCUSA and the per share purchase price of each transaction. The agreement with MCUSA provides both MCUSA and us the right to terminate the agreement in our sole discretion upon giving five business days written notice.

Securities Purchase Agreement

On May 9, 2013, we entered into a securities purchase agreement with certain accredited investors (the “Purchase Agreement”) pursuant to which we agreed to sell to the investors 1,158,730 shares of our common stock and warrants to purchase an aggregate of 869,047 shares of our common stock with an exercise price of $3.15 per share (the “Private Placement”). The Private Placement closed on May 14, 2013. The warrants will expire on May 9, 2018 and may be exercised for cash or, if the current market price of our common stock is greater than the per share exercise price, by surrender of a portion of the warrant in a cashless exercise. The aggregate purchase price for the shares and the warrants sold in the Private Placement was $3.7 million and associated expenses incurred were $0.3 million. The Purchase Agreement includes representations, warranties, covenants and closing conditions customary for transactions of this type.

In connection with the purchase by an affiliated investor of 158,730 shares of our common stock and a warrant to purchase 119,047 shares of our common stock, on May 29, 2013 the investor provided $51,389 additional consideration for the shares and the warrant, and the investor and we amended the warrant to reflect an exercise price of $3.38 per share.

Lease of Corporate Headquarters

We leased office space at our headquarters at 4350 La Jolla Village Drive, Suite 950, San Diego, California under a lease that expired on February 28, 2013. On February 27, 2013, we entered into a sublease agreement effective March 1, 2013 (the “Sublease”) with Denali Advisors, LLC, the sublessor. The Sublease is for our current headquarters located at 4275 Executive Square, Suite 650, La Jolla, California, 92037. The Sublease has a term of 4 years and 9 months and provides that we will pay Denali Advisors, LLC an initial monthly base rent of $10,699 for the premises, with monthly increases of $522 as of the 13th, 25th, 37th and 49th month.

Revenues and Cost of Revenues

For the three months ended September 30, 2013 and 2012, we recognized $0 and $0.1 million, respectively, and for the nine months ended September 30, 2013 and 2012, we recognized $3.3 thousand and $0.8 million, respectively, of revenue related to the Kissei services agreement based on the development services we performed during each period. To date through September 30, 2013 we have recognized approximately $806,000 of Kissei services revenue, and all expenses incurred related to these services have been recorded as research and development expenses. Other than the Kissei services revenue, our revenues to date have been from development services revenues under service agreements pursuant to which we billed consulting fees and our pass-through clinical contract costs.

Research and Development

Our research and development expenses consist primarily of the license fees related to our product candidates, salaries and related employee benefits, costs associated with the preclinical and clinical development of our product development programs, costs associated with non-clinical activities such as regulatory expenses, and pre-commercialization manufacturing activities. We use external service providers to manufacture our compounds to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. Research and development expenses include fees paid to consultants, contract research organizations, contract manufacturers and other external service providers, including professional fees and costs associated with legal services, patents and patent applications for our intellectual property. Internal research and development expenses include costs of compensation and other expenses for research and development personnel, supplies, facility costs and depreciation. Research and development costs are expensed as incurred.

The following table summarizes our research and development expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are reflected as “Unallocated” (in thousands):

Product Candidate		Three months ended September 30,		Nine months ended September 30,
	Product Development Program	2013	2012	2013	2012
MN-166	Neurological disorders including opioid withdrawal, methamphetamine addiction, chronic MOH pain and MS	$408	$154	$1,439	$471
MN-221	Acute exacerbations of asthma/COPD	45	673	174	3,185
MN-001	Bronchial asthma	57	9	93	164
MN-029	Solid tumors	8	26	26	90
MN-001	Interstitial cystitis	1	—	5	34
MN-305	Generalized anxiety disorder/insomnia	12	—	13	2
MN-246	Urinary incontinence	1	1	2	6
MN-447	Thrombotic disorders	—	—	—	6
MN-462	Thrombotic disorders	—	—	—	—
Unallocated		254	10	676	277

Total research and development		$786	$873	$2,428	$4,235

We are currently focusing our development activities on MN-166, a drug candidate for the treatment of neurological disorders, and on MN-221, a drug candidate for the treatment of acute exacerbations of asthma and chronic obstructive pulmonary disease, or COPD. Clinical development of MN-166 is ongoing in both methamphetamine addiction and opioid addiction with clinical trials being conducted by experts in both areas. A Phase 2 outpatient clinical trial of MN-166 in methamphetamine dependence, led by investigators at UCLA, has been funded by the National Institute of Drug Abuse, or NIDA. A second NIDA funded clinical trial of MN-166 in opioid abusers is currently ongoing with the investigators at Columbia University and the New York State Psychiatric Institute. In February 2013, we received Fast Track designation from the United States Food and Drug Administration, or FDA, for MN-166 in methamphetamine dependence. Fast Track designation is a process designed to facilitate development and expedite the review of drugs intended to treat serious diseases that have the potential to fill an unmet medical need. The FDA’s Fast Track program emphasizes early and frequent communication between the FDA and the sponsor throughout the development process to improve product development efficiency, potentially leading to a shortened timeline to ultimate drug approval. A Phase 1b clinical trial of MN-166 in methamphetamine dependence at UCLA and funded by NIDA was completed in June, 2013, and a Phase 1b/2a clinical trial of MN-166 for the treatment of opioid withdrawal and analgesia led by investigators at Columbia University and New York State Psychiatric Institute and funded by NIDA was completed in 2010. In July, 2013 we announced the funding and regulatory approvals of a National Institute of Health, or NIH, based grant for a Phase 2b trial of MN-166 for patients with progressive multiple sclerosis. In August 2013 we announced that the National Institute on Alcohol Abuse and Alcoholism, or NIAAA, a part of the NIH, will fund a clinical trial of MN-166 for alcohol dependence to be conducted at UCLA. Regarding MN-221, future development is being considered according to feedback received from the FDA in October 2012.

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

Our general and administrative expenses may increase in future periods if we are required to expand our infrastructure based on the success of our product development programs or to raise additional capital to support our product development programs or otherwise in connection with increased business development activities related to partnering, out-licensing or product disposition.

Other Income and Expense

Other income primarily consists of interest earned on our cash and cash equivalents. Other expense primarily consists of losses from the joint venture and net foreign exchange gains and losses related to vendor invoices denominated in foreign currencies. We held no debt and had no interest expense in 2012 or in the nine months ended September 30, 2013.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements which have been prepared in accordance with principles generally accepted in the U.S. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities. We review our estimates on an ongoing basis, including those related to our significant accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

Our significant accounting policies and estimates are the same as those noted in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 28, 2013.

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2012

Revenues

Revenue for the three months ended September 30, 2013 was $0, a decrease of $0.1 million when compared to the three months ended September 30, 2012. The decrease in revenue was due to the completion of the Phase 1b/2a COPD clinical trial (MN 221-CL-012) in 2012 for which we recorded revenue related to the development services we performed under the Kissei services agreement.

Research and Development

Research and development expenses for the three months ended September 30, 2013 were $0.8 million, a decrease of $0.1 million when compared to $0.9 million for the three months ended September 30, 2012. This decrease in research and development expenses was due primarily to a decrease in spending on MN-221 development due to the completion of the CL-007 and CL-012 clinical trials in 2012, partially offset by an increase in spending on MN-166 development.

General and Administrative

General and administrative expenses for the three months ended September 30, 2013 were $1.5 million, a decrease of $0.1 million when compared to $1.6 million for the three months ended September 30, 2012. This decrease in general and administrative expenses was due primarily to a decrease in employee compensation and bonus expense.

Other Expense

Other expense for the three months ended September 30, 2013 was $0.4 thousand as compared to approximately $14 thousand for the three months ended September 30, 2012. Other expense consisted of losses from the joint venture accounted for under the equity method and net foreign exchange gains and losses related to vendor invoices denominated in foreign currencies.

Other Income

Other income for the three months ended September 30, 2013 was approximately $8 thousand as compared to approximately $4 thousand for the three months ended September 30, 2012. Other income consists of interest income on our cash equivalents.

Comparison of the Nine Months Ended September 30, 2013 and 2012

Revenues

Revenue for the nine months ended September 30, 2013 was $3.2 thousand, a decrease of $0.8 million when compared to $0.8 million for the nine months ended September 30, 2012. The decrease in revenue is due to the completion of the Phase 1b/2a COPD clinical trial (MN 221-CL-012) in 2012 for which we recorded revenue related to the development services we performed under the Kissei services agreement.

Research and Development

Research and development expenses for the nine months ended September 30, 2013 were $2.4 million, a decrease of $1.8 million when compared to $4.2 million for the nine months ended September 30, 2012. This decrease in research and development expenses was due primarily to a decrease in spending on MN-221 development due to the completion of the CL-007 and CL-012 clinical trials in 2012, partially offset by an increase in spending on MN-166 development.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2013 were $5.0 million, a decrease of $0.1 million when compared to $5.1 million for the nine months ended September 30, 2012. This decrease in general and administrative expenses was due primarily to a decrease in employee compensation and bonus expense.

Other Expense

Other expense for the nine months ended September 30, 2013 was approximately $6 thousand as compared to approximately $19 thousand for the nine months ended September 30, 2012. Other expense consisted of losses from the joint venture accounted for under the equity method and net foreign exchange gains and losses related to vendor invoices denominated in foreign currencies.

Other Income

Other income for the nine months ended September 30, 2013 was approximately $14 thousand as compared to approximately $22 thousand for the nine months ended September 30, 2012. Other income consists of interest income on our cash equivalents.

Liquidity and Capital Resources

We have incurred losses of $2.2 million and $7.4 million for the three and nine months ended September 30, 2013, and $11.0 million for the year ended December 31, 2012. At September 30, 2013 our accumulated deficit was $303.7 million including $51.1 million of non-cash stock-based compensation charges. We have used net cash of $6.6 million and $11.9 million to fund our operating activities for the nine months ended September 30, 2013 and for the year ended December 31, 2012, respectively. Our operating losses to date have been funded primarily through the private placement of our equity securities, the public sale of our common stock, long-term debt, development agreements with partners and the exercise of warrants. As of September 30, 2013, we had available cash and cash equivalents of $10.7 million and working capital of $9.9 million.

In October 2011, pursuant to a stock purchase agreement by and between us and Kissei, Kissei purchased (i) an aggregate of 800,000 shares of our common stock, par value $0.001 per share, at a price of $2.50 per share, and (ii) 220,000 shares of our Series B Preferred, par value $0.01 per share, at a price of $25.00 per share. We received gross proceeds of $7.5 million related to this purchase agreement.

In October 2011, we entered into an agreement with Kissei to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. We are responsible for all costs incurred and to be incurred in the performance of these services. The amount received from Kissei, net of the amount recorded as revenue to date, is included on the balance sheet as deferred revenue and will be recognized as revenue as we perform the remaining services. At September 30, 2013, our deferred revenue was $1.7 million and was classified entirely as long-term.

On August 20, 2012, we entered into a common stock purchase agreement with Aspire, pursuant to which we could sell our common stock to Aspire from time to time up to an aggregate of $20 million of our common stock over the two-year term of the agreement including $1 million in common stock purchased by Aspire in connection with execution of the agreement. No more than 3,231,096 shares of our common stock could be issued under this agreement, including 363,636 shares initially issued to Aspire in consideration of entering into the agreement. We could on any business day over the term of the agreement direct Aspire to purchase up to 50,000 shares, to a maximum of $500,000 per business day with a purchase price of the lower of the lowest sale price of our common stock on the date of the sale, or the average of the three lowest closing stock prices during the 12 consecutive business days ending on the business day immediately preceding the purchase date. In addition, we could on any business day over the term of the agreement direct Aspire to make a volume-weighted average purchase (“VWAP”) of stock not to exceed 15% (which limitation may be increased up to 30% by the mutual agreement of the parties) of the aggregate shares of our stock traded on the next business day, the purchase price of which shall be the lower of the closing price on the date of the sale, or 95% of the next business day’s NASDAQ volume weighted average price, subject to a minimum market price threshold established by us and certain other exceptions. Between August 20, 2012 and September 30, 2013, we generated gross proceeds of $5.4 million under this agreement. We have made no sales of our common stock to Aspire subsequent to September 30, 2013 and we terminated the common stock purchase agreement with Aspire on October 17, 2013.

On April 17, 2013, we entered into an at-the-market equity distribution agreement with MCUSA pursuant to which we could sell our common stock through MCUSA from time to time up to an aggregate offering price of $6 million. Under the terms of the agreement, no daily sale of an amount of shares of our common stock was to exceed the lower of $50,000 or 10% of the lower of the 5-day or 3-month average daily traded value of our common stock as of the date of the applicable issuance notice. The price per share may not be less than the greater of $1.19 or the last available closing price of a share of common stock on NASDAQ. MCUSA agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices and applicable laws, rules and regulations to sell shares of our common stock and may sell such shares by any method permitted by law deemed to be “at the market”. We agreed to pay MCUSA an aggregate commission rate of 8.0% of the gross proceeds of any common stock sold under the agreement. Between April 17, 2013 and September 30, 2013, we completed all available sales totaling 1,936,237 shares of common stock and generated gross and net proceeds of $6.0 million and $5.5 million, respectively, under the agreement with MCUSA.

On May 9, 2013, we entered into a securities purchase agreement with certain accredited investors (the “Purchase Agreement”) pursuant to which we agreed to sell to the investors 1,158,730 shares of our common stock at a price of $3.15 per share and warrants to purchase an aggregate of 869,047 shares of our common stock with an exercise price of $3.15 per share (the “Private Placement”). The Private Placement closed on May 14, 2013. The warrants will expire on May 9, 2018 and may be exercised for cash or, if the current market price of our common stock is greater than the per share exercise price, by surrender of a portion of the warrant in a cashless exercise. The aggregate purchase price for the shares and the warrants sold in the Private Placement was $3.7 million and associated expenses incurred were $0.3 million. The Purchase Agreement includes representations, warranties, covenants and closing conditions customary for transactions of this type. In connection with the purchase by an affiliated investor of 158,730 shares of our common stock and a warrant to purchase 119,047 shares of our common stock, on May 29, 2013 the investor provided $51,389 additional consideration for the shares and the warrant, and the investor and we amended the warrant to reflect an exercise price of $3.38 per share.

On October 16, 2013, we entered into a second at-the-market equity distribution agreement with MCUSA pursuant to which we may sell our common stock through MCUSA from time to time up to an aggregate offering price of $10 million. Under the terms of this agreement, unless otherwise mutually agreed, no daily sale of an amount of shares of our common stock is to be greater than the lower of $50,000 and 10% of the lower of the 5-day or 3-month average daily traded value of our common stock on NASDAQ (unless 10% of the lower of the 5-day or 3-month average daily traded value of our common stock on the TSE is greater, in which case the value from the TSE will be used) as of the date of the applicable issuance notice. The price per share is not to be less than the greater of $1.29 or the last available closing price of a share of common stock on NASDAQ. MCUSA agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices and applicable laws, rules and regulations to sell shares of our common stock and is to sell such shares by any method permitted by law deemed to be “at the market”. We agreed to pay MCUSA an aggregate commission rate of 7.0% of the gross proceeds of any common stock sold under this agreement. MCUSA is under no obligation to purchase shares pursuant to this agreement and there are no assurances that MCUSA will be successful in selling shares. Our proceeds will depend on the number of shares of our common stock sold to MCUSA and the per share purchase price of each transaction. The agreement with MCUSA provides both MCUSA and us the right to terminate the agreement in our sole discretion upon giving five business days written notice.

Our current cash and cash equivalents are our principal sources of liquidity. We utilize our cash and cash equivalents to fund our operations, including research and development of our product development candidates and clinical trials. As of September 30, 2013, we had available cash and cash equivalents of $10.7 million and working capital of $9.9 million. While there can be no assurances given, we believe our working capital at September 30, 2013 will be sufficient to fund our operations for at least the next 12 months, assuming that we operate our business in accordance with our current operating plan. This belief is based on assumptions that could prove to be wrong, and we could utilize our available working capital sooner than we currently expect. We have had, and continue to have, an ongoing need to raise additional cash from outside sources to fund our operations. We have a history of raising capital through equity and debt, and management plans to continue its efforts to finance operations with equity issuances, debt arrangements, or a combination thereof. If adequate funds are not available, we might be required to delay, reduce the scope of or terminate one or more of our product development programs and/or implement other operating cost reductions, any of which could result in the termination of license rights related to any of our product candidates.

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

Off-Balance Sheet Arrangements

At September 30, 2013, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

Cash and cash equivalents as of September 30, 2013 were $10.7 million and were primarily invested in money market interest bearing accounts and money market funds. A hypothetical 10% adverse change in the average interest rate on our cash and cash equivalents would have had no material effect on net loss for the nine months ended September 30, 2013.

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

We are not involved in any material legal proceedings as of September 30, 2013. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which are incorporated herein by reference and which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 other than the addition of the following risk factor:

The sale of additional common stock to Macquarie Capital (USA) Inc.) may cause substantial dilution to our existing shareholders and/or the price of our common stock to decline.

Pursuant to the at-the-market equity distribution agreement with MCUSA dated October16, 2013, we may sell additional shares of our common stock to MCUSA. Depending upon market liquidity at the time, sales of shares of our common stock under the agreement may cause the trading price of our common stock to decline and may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock to MCUSA, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
10.1	Severance Agreement and Release, dated as of September 25, 2013, by and between the Registrant and Kirk Johnson, Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 26, 2013).

10.2	Equity Distribution Agreement between the Registrant and Macquarie Capital (USA) Inc., dated October 16, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on From 8-K filed October 16, 2013).

10.3	Form of Notice of Stock Option Grant and Stock Option Agreement for awards pursuant to the 2013 Equity Incentive Plan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended September 30, 2013.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended September 30, 2013.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

Exhibit Number	Description
101	The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: November 7, 2013	By:	/S/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D. President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ MICHAEL GENNARO
Michael Gennaro Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Severance Agreement and Release, dated as of September 25, 2013, by and between the Registrant and Kirk Johnson, Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 26, 2013).

10.2	Equity Distribution Agreement between the Registrant and Macquarie Capital (USA) Inc., dated October 16, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on From 8-K filed October 16, 2013).

10.3	Form of Notice of Stock Option Grant and Stock Option Agreement for awards pursuant to the 2013 Equity Incentive Plan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended September 30, 2013.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period ended September 30, 2013.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements.