Form 10-Q
period 2014-03-31
MEDICINOVA INC
filed 2014-05-08
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

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

As of May 6, 2014, the registrant had 24,146,419 shares of Common Stock ($0.001 par value) outstanding.

MEDICINOVA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,784,341	$6,700,493
Receivable	—	6,008,553
Prepaid expenses and other current assets	1,277,538	1,673,560

Total current assets	16,061,879	14,382,606
Goodwill	9,600,241	9,600,241
In-process research and development	4,800,000	4,800,000
Investment in joint venture	679,292	680,982
Property and equipment, net	75,792	82,414

Total assets	$31,217,204	$29,546,243

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$153,865	$33,894
Accrued expenses	435,747	240,148
Accrued compensation and related expenses	312,204	186,393

Total current liabilities	901,816	460,435
Long-term deferred rent	15,328	9,889
Deferred tax liability	1,956,000	1,956,000
Long-term deferred revenue	1,694,163	1,694,163

Total liabilities	4,567,307	4,120,487

Stockholders’ equity:
Preferred stock, $0.01 par value; 3,000,000 shares authorized at March 31, 2014 and December 31, 2013; 220,000 shares issued and outstanding at March 31, 2014 and December 31, 2013	2,200	2,200
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2014 and December 31, 2013; 24,088,419 and 22,495,443 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	24,089	22,495
Additional paid-in capital	330,440,921	326,868,578
Accumulated other comprehensive loss	(78,134)	(80,803)
Accumulated deficit	(303,739,179)	(301,386,714)

Total stockholders’ equity	26,649,897	25,425,756

Total liabilities and stockholders’ equity	$31,217,204	$29,546,243

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended March 31,
	2014	2013
Revenues	$—	$3,257
Operating expenses:
Research, development and patents	747,918	695,972
General and administrative	1,615,815	1,724,579

Total operating expenses	2,363,733	2,420,551

Operating loss	(2,363,733)	(2,417,294)
Other expense	—	(4,433)
Interest expense	(123)	—
Other income	12,934	1,468

Loss before income taxes	(2,350,922)	(2,420,259)
Income taxes	(1,543)	1,245

Net loss applicable to common stockholders	$(2,352,465)	$(2,419,014)

Basic and diluted net loss per common share	$(0.10)	$(0.14)
Shares used to compute basic and diluted net loss per common share	23,697,626	17,691,266

Net loss applicable to common stockholders	$(2,352,465)	$(2,419,014)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	2,669	(6,913)

Comprehensive loss	$(2,349,796)	$(2,425,927)

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2014	2013
Operating activities:
Net loss	$(2,352,465)	$(2,419,014)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash stock-based compensation	255,098	157,700
Amortization of Kissei upfront payment	—	(3,257)
Depreciation and amortization	10,278	33,567
Change in value of equity method investment	1,690	—
Gain on disposal of assets	—	(4,800)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	399,738	(296,989)
Accounts payable, income tax payable, accrued expenses and deferred rent	319,717	(107,317)
Accrued compensation and related expenses	125,811	18,209
Receivables	6,008,553	—

Net cash provided by (used in) operating activities	4,768,420	(2,621,901)

Investing activities:
Acquisition of property and equipment	(3,523)	—
Proceeds from sales of property and equipment	—	4,800

Net cash (used in) provided by investing activities	(3,523)	4,800

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,984,049	1,628,938
Proceeds from warrant exercises	304,380	—
Proceeds from issuance of equity awards	30,409	6,697

Net cash provided by financing activities	3,318,838	1,635,635

Effect of exchange rate changes on cash	113	—

Net increase (decrease) in cash and cash equivalents	8,083,848	(981,466)
Cash and cash equivalents, beginning of period	6,700,493	4,010,530

Cash and cash equivalents, end of period	$14,784,341	$3,029,064

Supplemental disclosures of cash flow information:
Income taxes paid	$2,701	$2,745

See accompanying notes.

MEDICINOVA, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Interim Financial Information

Organization and Business

The Company was incorporated in the state of Delaware in September 2000 and is a public company. The Company’s common stock is listed in both the U.S. and Japan and trades on the NASDAQ Global Market and the JASDAQ Market of the Tokyo Stock Exchange. The Company is a biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of serious diseases with unmet medical needs and a commercial focus on the U.S. market. The Company is currently focusing its development activities on MN-166 (Ibudilast) for the treatment of neurological disorders, MN-221(Bedoradrine), for the treatment of acute exacerbations of asthma, MN-001(Tipelukast) for the treatment of NASH (nonalcoholic steatohepatitis), and MN-029 (Denibulin) for the treatment of solid tumors.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $0.6 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents on developments in Research, Development and Patents expenses. Such patent-related expenses totaled $0.1 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

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

Genzyme Corporation

In December 2005, Avigen, Inc. and Genzyme Corporation entered into an Assignment Agreement (Genzyme Agreement) in which Genzyme acquired certain gene therapy intellectual property, programs and other related assets from Avigen in exchange for an initial $12.0 million payment, and Avigen could receive additional development milestone payments, sublicensing fees and royalty payments based on the successful development of products by Genzyme utilizing technologies previously developed by Avigen. Avigen was subsequently acquired by the Company in December 2009 along with Avigen’s rights and obligations under the Genzyme Agreement. If Genzyme fails to diligently pursue the commercialization or marketing of products using the assigned technology, as specified in the Genzyme Agreement, some of the rights assigned could revert back to the Company at a future date.

The development milestones outlined in the Genzyme Agreement do not meet the definition of a substantive milestone obligation under authoritative guidance on revenue recognition for milestone payments, as Genzyme is responsible for the development of the product and there is no further substantive service effort required by the Company. The Company determined that a non-substantive milestone in the Genzyme Agreement had been earned, and license revenue and a receivable of $6.0 million was recorded during 2013, as no future performance obligations exist. The Company received payment of the amount receivable in January 2014.

Kissei Pharmaceutical Co., Ltd

In October 2011, the Company entered into an agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, the Company is responsible for all costs to be incurred in the performance of these services. Certain of these research and development services were completed in 2013 and 2012, and the remaining services are expected to be delivered and completed at a future date. The Company assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, research and development services. As such, revenue is being recognized as the research and development services are performed. The amount received from Kissei, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue and will be recognized as revenue as the remaining services are performed. Revenue recorded in the three months ended March 31, 2014 and 2013 was zero and $3,257, respectively.

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

Cash and cash equivalents, including money market accounts, of $14.8 million and $6.7 million measured at fair value as of March 31, 2014 and December 31, 2013, respectively, are classified within Level 1.

4. Joint Venture

The Company entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Medfron Medical Technologies Co., Ltd. (formerly Beijing Make-Friend Medicine Technology Co., Ltd.) effective September 27, 2011. The joint venture agreement provides for the joint venture company, Zhejiang Sunmy Bio-Medical Co., Ltd. (“Zhejiang Sunmy”), to develop and commercialize MN-221 in China and pursue additional compounds to develop. A sublicense agreement would be required under which Zhejiang Sunmy would license MN-221 from the Company and, as of the date of this filing, no such sublicense agreement has been entered into. In accordance with the joint venture agreement, in March 2012 the Company paid $680,000 for a 30% interest in Zhejiang Sunmy. The other parties to the joint venture agreement provided funding for their combined

70% interest. Zhejiang Sunmy is a variable interest entity for which the Company is not the primary beneficiary as the Company does not have a majority of the board seats and does not have power to direct or significantly influence the actions of the entity. The activities of Zhejiang Sunmy are accounted for under the equity method whereby the Company absorbs any loss or income generated by Zhejiang Sunmy according to the Company’s percentage ownership. At March 31, 2014, the investment is reflected as a long-term asset on the Company’s consolidated balance sheet which represents the investment in Zhejiang Sunmy, net of the Company’s portion of any generated loss or income.

5. Stock-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan, or 2013 Plan, under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan, or 2004 Plan, which was in turn the successor to the Company’s 2000 General Stock Incentive Plan, or 2000 Plan (together, the Prior Plans). A total of 2,500,000 shares of common stock were initially reserved for issuance under the 2013 Plan, plus “returning shares” that may become available from time to time. “Returning shares” are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the Prior Plans, all outstanding stock awards granted under the Prior Plans will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the Prior Plans, as applicable. As of March 31, 2014, 2,632,009 options remain available for future grant under the 2013 Plan.

Stock Options

Options granted under the 2013 Plan and Prior Plans have terms of ten years from the date of grant and generally vest over a three or four year period.

The exercise price of all options granted was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of March 31, 2014 is as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	3,217,043	$5.06
Granted	—	$—
Exercised	—	$—
Cancelled	(19,258)	$2.81

Outstanding at March 31, 2014	3,197,785	$5.08	6.72	$—

Exercisable at March 31, 2014	2,233,706	$6.04	5.62	$—

No options were exercised during the three months ended March 31, 2014. During the three months ended March 31, 2013 there were 41,377 options exercised, from which gross proceeds of $101,927 were received. The intrinsic value of options exercised during the three months ended March 31, 2013 was $23,445.

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

For the three months ended March 31, 2014, an aggregate of 17,476 shares were issued under the ESPP, leaving 216,851 shares available for future issuance.

Compensation Expense

The Company did not grant any stock options or employee stock purchase rights during the three months ended March 31, 2014 and 2013. Stock-based compensation expense for stock option awards and ESPP shares are reflected in total operating expenses for each respective year. For the three months ended March 31, 2014 and 2013, stock-based compensation expense related to stock options and the ESPP was $255,000 and $158,000, respectively.

As of March 31, 2014, there was $1.6 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 1.5 years, on a straight-line basis.

6. Stockholders’ Equity

Kissei Stock Purchase

In October 2011, pursuant to a stock purchase agreement by and between the Company and Kissei, Kissei purchased (i) an aggregate of 800,000 shares of the Company’s common stock, par value $0.001 per share, at a price of $2.50 per share, and (ii) 220,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.01 per share, at a price of $25.00 per share. In October 2011 the Company received gross proceeds of $7.5 million related to this purchase agreement. The purchase agreement contains a standstill agreement from Kissei that terminates if Kissei beneficially owns less than three percent of the Company’s outstanding voting stock. Each share of the Series B Preferred Stock is convertible into 10 shares of common stock. The Series B Preferred ranks pari passu (on an as-if-converted-to-common-stock basis) with the common stock in liquidation and dividend rights. The holders of the Series B Preferred do not have voting rights, however, the consent of holders of a majority of the outstanding Series B Preferred is required for certain actions.

Common Stock Purchase Agreement

On August 20, 2012, the Company entered into a common stock purchase agreement with Aspire pursuant to which the Company could elect to sell Aspire, and Aspire would be obligated to purchase, up to an aggregate of $20 million of common stock over the two-year term of the agreement including $1.0 million in common stock purchased by Aspire in connection with execution of the agreement. The common stock purchase agreement with Aspire was terminated on October 17, 2013, and as of such date, the Company had completed sales to Aspire totaling 2,504,532 shares of common stock at prices ranging from $1.60 to $3.82 per share, generating gross proceeds of $5.4 million.

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

On October 16, 2013, the Company entered into a second at-the-market equity distribution agreement with MCUSA pursuant to which the Company may sell common stock through MCUSA from time to time up to an aggregate offering price of $10.0 million. Under the terms of this agreement, unless otherwise mutually agreed, no daily sale of an amount of shares of the Company’s common stock is to exceed the lower of $50,000 or 10% of the lower of the 5-day or 3-month average daily traded value of the Company’s common stock on NASDAQ (unless 10% of the lower of the 5-day or 3-month average daily traded value of the Company’s common stock on the JASDAQ Market of the Tokyo Stock Exchange (“TSE”) is greater, in which case the value from the TSE will be used) as of the date of the applicable issuance notice. The price per share is not to be less than the greater of $1.29 or the last available closing price of a share of the Company’s common stock on NASDAQ. MCUSA agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices and applicable laws, rules and regulations to sell shares of the Company’s common stock and is to sell such shares by any method permitted by law deemed to be “at the market.” The Company agreed to pay MCUSA an aggregate commission rate of 7.0% of the gross proceeds of any common stock sold under this agreement. MCUSA is under no obligation to purchase shares pursuant to this agreement and there are no assurances that MCUSA will be successful in selling shares. Proceeds from sales of common stock will depend on the number of shares of common stock sold to MCUSA and the per share purchase price of each transaction. The agreement with MCUSA provides both MCUSA and the Company the right to terminate the agreement in their discretion upon giving five business days written notice. For the three months ended March 31, 2014, the Company has generated gross and net proceeds of $3.2 million and $3.0 million, respectively, under this agreement on sales of 1,490,000 shares of the Company’s common stock at prices ranging from $2.09 to $2.40 per share.

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

Common Stock Warrant

In 2011, we consummated a firm-commitment underwritten public offering of 2,800,666 units at a price to the public of $3.00 per unit for gross proceeds of $8.25 million. Each unit consists of one share of common stock, and a warrant to purchase one share of common stock. The shares of common stock and warrants are immediately separable and were issued separately. The warrants are exercisable immediately upon issuance, have a five-year term and an exercise price of $3.56 per share. During the three months ended March 31, 2014, 85,500 of these warrants were exercised for gross proceeds of $0.3 million. As of March 31, 2014, 2,593,500 of these warrant remain outstanding and exerciseable.

In August 2012, the Company issued a warrant in exchange for investor relations services to purchase up to 130,000 of common stock of the Company at a price of $1.88 per share, the closing price of the Company’s common stock on that date. As of March 31, 2014, the warrant was exercisable for 15,000 shares, and no further shares will vest. The warrant expires five years from the date of issuance.

7. Net Loss Per Share

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

Potentially dilutive outstanding securities excluded from diluted net loss per common share because of their anti-dilutive effect:

	March 31,
	2014	2013
Convertible preferred stock, as converted	2,200,000	2,200,000
Stock options	3,197,785	3,211,100
Warrants	3,675,567	3,128,686

Total	9,073,352	8,539,786

8. Related Party Transactions

On October 13, 2011, the Company entered into a services agreement with Kissei to perform two separate studies relating to MN-221 in exchange for $2.5 million paid to the Company in October 2011. The Company is responsible for all costs to be incurred in the performance of these studies. The amount received from Kissei, net of the amount recorded as revenue through March 31, 2014, is included on the balance sheet at March 31, 2014 as deferred revenue and will be recognized as revenue in future periods as the Company performs the remaining services.

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

9. Subsequent Events

The Company has evaluated all subsequent events that have occurred after the date of the accompanying financial statements and determined that there were no events or transactions occurring during the subsequent event reporting period which require recognition or disclosure in the Company’s consolidated financial statements with the exception that the Company has generated gross and net proceeds of $0.1 million under the second at-the-market equity distribution agreement with MCUSA on the sale of 58,000 shares of the Company’s common stock subsequent to March 31, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 27, 2014. Past operating results are not necessarily indicative of results that may occur in future periods.

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II of this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors” and under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K. The differences may be material. Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, statements regarding our plans, strategies, objectives, product development programs, clinical trials, industry, financial condition, liquidity and capital resources, future performance and other statements that are not historical facts. Such forward-looking statements include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not rely unduly on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Overview

We are a biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of serious diseases with unmet medical needs and a commercial focus on the U.S. market. We are focused on developing novel, small molecule therapeutics for the treatment of serious diseases with unmet medical needs and a commercial focus on the U.S. market. We are currently focusing our development activities on MN-166 (Ibudilast) for the treatment of neurological disorders, MN-221 (Bedoradrine), for the treatment of acute exacerbations of asthma, MN-001(Tipelukast) for the treatment of NASH (nonalcoholic steatohepatitis), and MN-029 (Denibulin) for the treatment of solid tumors. We were incorporated in Delaware in September 2000.

We have incurred significant net losses since our inception. As of March 31, 2014, we had an accumulated deficit of $303.7 million and expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

We entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Medfron Technologies Co., Ltd. (formerly Beijing Make-Friend Medicine Technology Co., Ltd.) effective September 27, 2011. The joint venture agreement provides for the joint venture company, Zhejiang Sunmy Bio-Medical Co., Ltd. (“Zhejiang Sunmy”), to develop and commercialize MN-221 in China and search for additional compounds to develop. A sublicense would be required under which Zhejiang Sunmy would license MN-221 from us. In accordance with the joint venture agreement, in March 2012 we paid $680,000 for our 30% interest in Zhejiang Sunmy. The other parties to the joint venture agreement provided funding for their combined 70% interest. We have not entered into the sublicense of MN-221 with the joint venture company as of the date of this report. There is no assurance the sublicense will be executed and there is no assurance that Zhejiang Sunmy will be able to proceed with the development of MN-221 in China. A. Zhejiang Sunmy is a variable interest entity for which we are not the primary beneficiary as we do not have a majority of the board seats and we will not have power to direct or significantly influence the actions of the entity. We therefore account for the activities of Zhejiang Sunmy under the equity method whereby we absorb any loss or income generated by Zhejiang Sunmy according to our percentage ownership. At March 31, 2014, we reflect a long-term asset on our consolidated balance sheet which represents our investment in Zhejiang Sunmy, net of our portion of any generated loss or income.

Depending on decisions we may make as to further clinical development, we may seek to raise additional capital. We may also pursue potential partnerships and potential acquirers of license rights to our programs in markets outside the U.S.

Revenues and Cost of Revenues

In October 2011, we entered into an agreement with Kissei to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, we are responsible for all costs incurred and to be incurred in the performance of these services. Certain of the development services were completed in 2013 and 2012, and the remaining services are expected to be delivered and completed at a future date. We assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, which was research and development services. The $2.5 million was initially recorded as deferred revenue. During the three months ended March 31, 2014 and 2013, we recognized revenues of $0 and $3,257, respectively, as research and development services were delivered.

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

The following table presents our total research, development, and patent expenses by category during the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
External development expense:
MN-221	$2	$1
MN-166	261	131
MN-001	68	3
MN-029	—	6

Total external development expense	331	141
R&D personnel expense	293	309
R&D facility and depreciation expense	12	17
Patent expenses	80	198
Other R&D expense	32	31

Total research, development and patent expense	$748	$696

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to, research and development and patent expense, stock-based compensation, and goodwill and purchased intangibles lease related activities, investments, and fixed assets. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The items in our financial statements requiring significant estimates and judgments are as follows:

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

Stock-Based Compensation

We grant options to purchase our common stock to our employees and directors under our 2013 Stock Incentive Plan. Additionally, we have outstanding stock options that were granted under our Amended and Restated 2004 Stock Incentive Plan and 2000 General Stock Incentive Plan. Under our 2007 Employee Stock Purchase Plan, full-time employees are permitted to purchase common stock through payroll deduction at the lower of 85% of fair market value at the beginning of the offering period or the end of each six-month offering period. The benefits provided under all of these plans requires stock-based compensation for an award of equity instruments, including stock options and employee stock purchase rights issued to employees to be recognized as a cost in the consolidated financial statements. The cost of these awards is measured according to the grant date fair value of the stock award and is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. We occasionally issue employee performance-based stock options, the vesting of which is based on a determination made by our board of directors as to the achievement of certain corporate objectives. The grant date of such awards is the date on which our board of directors makes its determination. For periods preceding the grant date, the cost of these awards is measured according to their fair value at each reporting date. In the absence of an observable market price for the stock award, the grant date fair value of the award would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate.

Valuation of our stock option grants requires us to estimate certain variables, such as estimated volatility and expected life. If any of our estimations change, such changes could have a significant impact on the stock-based compensation amount we recognize.

Goodwill and Purchased Intangibles

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets of acquired businesses. The allocation of purchase price for acquisitions require extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets as a portion of the purchase price can only be allocated to goodwill in a business combination. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets that have finite useful lives require the use of estimates and the exercise of judgment. These judgments can significantly affect our net operating results. Goodwill and in-process research and development, or IPR&D, was $9.6 million and $4.8 million, respectively, as of March 31, 2014.

At least annually in the fourth quarter, or more frequently if indicators of impairment exist, we complete an impairment test for goodwill and purchased indefinite life intangibles. We periodically re-evaluate the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of our long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flows in future periods as well as the strategic significance of any intangible assets in our business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.

Results of Operations

Comparison of the three months ended March 31, 2014 and 2013

Research, Development and Patent Expenses

Research, development and patent expenses were $0.7 million for the three months ended March 31, 2014 and 2013.

General and Administrative

General and administrative expenses for the three months ended March 31, 2014 were $1.6 million, a decrease of $0.1 million when compared to $1.7 million for the three months ended March 31, 2013. This decrease in general and administrative expenses was due primarily to a decreased professional fees and ongoing cost containment efforts.

Liquidity and Capital Resources

Net cash provided by operating activities during the three months ended March 31, 2014 was $4.8 million compared to $2.6 million of net cash used in operating activities during the same period in 2013. The $7.4 million change is primarily related to the receipt of $6.0 million in accounts receivable at December 31, 2013 which was received during the first quarter of 2014 as well as lower general and administrative costs related to decreased professional fees.

Net cash provided by financing activities during the three months ended March 31, 2014 was $3.3 million compared to $1.6 million during the same period in 2013. The increase in cash provided by financing activities was due to more sales of common stock in 2014.

On May 9, 2013, we entered into a Securities Purchase Agreement with certain accredited investors pursuant to which we agreed to sell to the investors 1,158,730 shares of our common stock at a price of $3.15 per share and warrants to purchase an aggregate of 869,047 shares of our common stock with an exercise price of $3.15 per share (the “Private Placement”). The net proceeds generated from this transaction after underwriting discounts and commissions and offering costs was $3.4 million.

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

On October 16, 2013, we entered into a second at-the-market equity distribution agreement with MCUSA pursuant to which we may sell our common stock through MCUSA from time to time up to an aggregate offering price of $10 million. Under the terms of this agreement, unless otherwise mutually agreed, no daily sale of an amount of shares of our common stock is to exceed the lower of $50,000 or 10% of the lower of the 5-day or 3-month average daily traded value of our common stock on NASDAQ (unless 10% of the lower of the 5-day or 3-month average daily traded value of our common stock on the JASDAQ Market of the Tokyo Stock Exchange (“TSE”) is greater, in which case the value from the TSE will be used) as of the date of the applicable issuance notice. The price per share is not to be less than the greater of $1.29 or the last available closing price of a share of common stock on NASDAQ. MCUSA agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices and applicable laws, rules and regulations to sell shares of our common stock and is to sell such shares by any method permitted by law deemed to be “at the market.” We agreed to pay MCUSA an aggregate commission rate of 7.0% of the gross proceeds of any common stock sold under this agreement. MCUSA is under no obligation to purchase shares pursuant to this agreement and there are no assurances that MCUSA will be successful in selling shares. Our proceeds will depend on the number of shares of our common stock sold to MCUSA and the per share purchase price of each transaction. The agreement with MCUSA provides both MCUSA and us the right to terminate the agreement in our sole discretion upon giving five business days written notice. As of March 31, 2014, we have generated gross and net proceeds of $3.5 million and $3.3 million, respectively, under this agreement on sales of 1,607,500 shares of our common stock at prices ranging from $2.09 to $2.58 per share.

As of March 31, 2014, we had available cash and cash equivalents of $14.8 million and working capital of $15.2 million. As of the date of this report, we believe we have working capital sufficient to fund operations through June 30, 2015. However, we cannot guarantee that these capital resources will be sufficient to conduct all of our research and development programs as planned. We are pursuing other opportunities to raise capital through the sale of our common stock or through other strategic initiatives. There can be no assurances that there will be adequate financing available to us on acceptable terms, or at all. If we are unable to obtain additional financing, we may have to sell one or more of our programs or cease operations.

Off-Balance Sheet Arrangements

At March 31, 2014, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

Cash and cash equivalents as of March 31, 2014 were $14.8 million and were primarily invested in money market interest bearing accounts and money market funds. A hypothetical 10% adverse change in the average interest rate on our cash and cash equivalents would have had no material effect on net loss for the three months ended March 31, 2014.

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

We are not involved in any material legal proceedings as of March 31, 2014. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which are incorporated herein by reference and which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

10.1	Engagement Agreement, effective April 8, 2014, by and between MediciNova, Inc. and van den Boom & Associates, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 9, 2014).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: May 8, 2014	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D.
President and Chief Executive Officer
(on behalf of the registrant and
as the registrant’s Principal Executive Officer)

	By:	/s/ Esther van den Boom
Esther van den Boom
Chief Financial Officer
(on behalf of the registrant and
as the registrant’s Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Engagement Agreement, effective April 8, 2014, by and between MediciNova, Inc. and van den Boom & Associates, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 9, 2014).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements.