Form 10-Q
period 2014-06-30
MEDICINOVA INC
filed 2014-08-13
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

As of August 8, 2014, the registrant had 24,146,419 shares of Common Stock ($0.001 par value) outstanding.

MEDICINOVA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,496,587	$6,700,493
Receivable	—	6,008,553
Prepaid expenses and other current assets	907,921	1,673,560

Total current assets	14,404,508	14,382,606
Goodwill	9,600,241	9,600,241
In-process research and development	4,800,000	4,800,000
Investment in joint venture	682,942	680,982
Property and equipment, net	65,686	82,414
Long-term deposits	10,699	—

Total assets	$29,564,076	$29,546,243

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,029	$33,894
Accrued expenses	633,569	240,148
Accrued compensation and related expenses	424,805	186,393

Total current liabilities	1,096,403	460,435
Long-term deferred rent and lease liability	16,637	9,889
Deferred tax liability	1,956,000	1,956,000
Long-term deferred revenue	1,694,163	1,694,163

Total liabilities	4,763,203	4,120,487
Stockholders’ equity:
Preferred stock, $0.01 par value; 3,000,000 shares authorized at June 30, 2014 and December 31, 2013; 220,000 shares issued and outstanding at June 30, 2014 and December 31, 2013	2,200	2,200
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2014 and December 31, 2013; 24,146,419 and 22,495,443 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	24,147	22,495
Additional paid-in capital	330,712,810	326,868,578
Accumulated other comprehensive loss	(77,337)	(80,803)
Accumulated deficit	(305,860,947)	(301,386,714)

Total stockholders’ equity	24,800,873	25,425,756

Total liabilities and stockholders’ equity	$29,564,076	$29,546,243

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues	$—	$—	$—	$3,257
Operating expenses:
Research, development and patents	835,614	946,105	1,583,531	1,642,077
General and administrative	1,295,427	1,842,092	2,911,243	3,566,671

Total operating expenses	2,131,041	2,788,197	4,494,774	5,208,748

Operating loss	(2,131,041)	(2,788,197)	(4,494,774)	(5,205,491)
Other expense	—	(1,092)	—	(5,525)
Interest expense	(181)	—	(304)	—
Other income	11,001	5,049	23,935	6,517

Loss before income taxes	(2,120,221)	(2,784,240)	(4,471,143)	(5,204,499)
Income taxes	(1,547)	(1,789)	(3,090)	(544)

Net loss applicable to common stockholders	$(2,121,768)	$(2,786,029)	$(4,474,233)	$(5,205,043)

Basic and diluted net loss per common share	$(0.09)	$(0.14)	$(0.19)	$(0.27)
Shares used to compute basic and diluted net loss per common share	24,141,485	20,299,164	23,920,782	19,002,419
Net loss applicable to common stockholders	$(2,121,768)	$(2,786,029)	$(4,474,233)	$(5,205,043)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	797	(3,724)	3,466	(10,637)

Comprehensive loss	$(2,120,971)	$(2,789,753)	$(4,470,767)	$(5,215,680)

See accompanying notes

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2014	2013
Operating activities:
Net loss	$(4,474,233)	$(5,205,043)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash stock-based compensation	486,420	521,286
Amortization of Kissei upfront payment	—	(3,257)
Depreciation and amortization	20,500	67,282
Change in value of equity method investment	(1,960)	—
Gain on disposal of assets	—	(4,800)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	760,424	(118,567)
Accounts payable, accrued expenses and deferred rent	402,178	(238,489)
Accrued compensation and related expenses	238,412	262,686
Receivable	6,008,553	—

Net cash provided by (used in) operating activities	3,440,294	(4,718,902)

Investing activities:
Acquisition of property and equipment	(3,523)	(44,322)
Proceeds from sales of property and equipment	—	4,800

Net cash used in investing activities	(3,523)	(39,522)

Financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	3,329,055	12,758,677
Proceeds from issuance of common stock for ESPP, net of issuance costs	30,409	6,697

Net cash provided by financing activities	3,359,464	12,765,374

Effect of exchange rate changes on cash	(141)	—

Net increase in cash and cash equivalents	6,796,094	8,006,950
Cash and cash equivalents, beginning of period	6,700,493	4,010,530

Cash and cash equivalents, end of period	$13,496,587	$12,017,480

Supplemental disclosures of cash flow information:
Income taxes paid	$2,701	$2,745

See accompanying notes.

MEDICINOVA, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Interim Financial Information

Organization and Business

The Company was incorporated in the state of Delaware in September 2000 and is a public company. The Company’s common stock is listed in both the U.S. and Japan and trades on the NASDAQ Global Market and the JASDAQ Market of the Tokyo Stock Exchange. The Company is a biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of serious diseases with unmet medical needs and a commercial focus on the U.S. market. The Company is currently focusing its development activities on MN-166 (Ibudilast) for the treatment of neurological disorders, MN-221(Bedoradrine), for the treatment of acute exacerbations of asthma, MN-001 (Tipelukast) for the treatment of NASH (nonalcoholic steatohepatitis), and MN-029 (Denibulin) for the treatment of solid tumors.

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

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $0.7 million and $0.8 million for the three-months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013 research and development costs totaled $1.4 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents on developments in Research, Development and Patents expenses. Such patent-related expenses totaled $0.1 million for the three-months ended June 30, 2014 and 2013. For the six months ended June 30, 2014 and 2013, patent-related expenses totaled $0.2 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board “(IASB”) jointly issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts from Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US GAAP and IFRS. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current authoritative guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under US GAAP. The adoption of this guidance is not expected to have a material impact on the Company.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, a new accounting standard update on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance became effective for the Company on January 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The adoption of this guidance did not have a material impact on the Company.

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

The development milestones outlined in the Genzyme Agreement do not meet the definition of a substantive milestone obligation under authoritative guidance on revenue recognition for milestone payments, as Genzyme is responsible for the development of the product and there is no further substantive service effort required by the Company. The Company determined that a non-substantive milestone in the Genzyme Agreement had been earned, and license revenue and a receivable of $6.0 million was recorded during 2013, as no future Company performance obligations exist. The Company received payment of the amount receivable in January 2014.

Kissei Pharmaceutical Co., Ltd

In October 2011, the Company entered into an agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, the Company is responsible for all costs to be incurred in the performance of these services. Certain of these research and development services were completed in 2013 and 2012, and the remaining services are expected to be delivered and completed at a future date. The Company assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, research and development services. As such, revenue is being recognized as the research and development services are performed. The amount received from Kissei, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue and will be recognized as revenue as the remaining services are performed. Revenue recorded in the six months ended June 30, 2014 and 2013 was zero and $3,257, respectively. No revenue was recorded in the three months ended June 30, 2013 and 2014.

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

Cash and cash equivalents, including money market accounts, of $13.5 million and $6.7 million measured at fair value as of June 30, 2014 and December 31, 2013, respectively, are classified within Level 1.

4. Joint Venture

The Company entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Medfron Medical Technologies Co., Ltd. (formerly Beijing Make-Friend Medicine Technology Co., Ltd.) effective September 27, 2011. The joint venture agreement provides for the joint venture company, Zhejiang Sunmy Bio-Medical Co., Ltd. (“Zhejiang Sunmy” or “JV Company”), to develop and commercialize MN-221 in China and pursue additional compounds to develop. A sublicense agreement would be required under which Zhejiang Sunmy would license MN-221 from the Company and, as of the date of this filing, no such sublicense agreement has been entered into. In accordance with the joint venture agreement, in March 2012 the Company paid $680,000 for a 30% interest in Zhejiang Sunmy. The other parties to the joint venture agreement provided funding for their combined 70% interest. In December 2013, the Board of Directors of the JV Company agreed to amend the joint venture agreement to allow for the departure of Zhejiang Medicine Co., Ltd. subject to the approval of the government of the People’s Republic of China. Through the date of this filing, the Chinese government has not approved any amendment to the JV Company. Upon approval by the Chinese government, Beijing Medfron Medical Technologies Co., Ltd. and MediciNova will each have a 50% interest in the JV Company.

Zhejiang Sunmy is a variable interest entity for which the Company is not the primary beneficiary as the Company does not have a majority of the board seats and does not have power to direct or significantly influence the actions of the entity. The activities of Zhejiang Sunmy are accounted for under the equity method whereby the Company absorbs any loss or income generated by Zhejiang Sunmy according to the Company’s percentage ownership. At June 30, 2014, the investment is reflected as a long-term asset on the Company’s consolidated balance sheet which represents the investment in Zhejiang Sunmy, net of the Company’s portion of any generated loss or income.

5. Stock-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan, or 2013 Plan, under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan, or 2004 Plan, which was in turn the successor to the Company’s 2000 General Stock Incentive Plan, or 2000 Plan (together, the Prior Plans). A total of 2,500,000 shares of common stock were initially reserved for issuance under the 2013 Plan, plus “returning shares” that may become available from time to time. “Returning shares” are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the Prior Plans, all outstanding stock awards granted under the Prior Plans will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the Prior Plans, as applicable. As of June 30, 2014, 2,563,327 options remain available for future grant under the 2013 Plan.

Stock Options

Options granted under the 2013 Plan and Prior Plans have terms of ten years from the date of grant and generally vest over a three or four year period.

The exercise price of all options granted was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of June 30, 2014 is as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	3,217,043	$5.06
Granted	95,000	$5.43
Exercised	—	$—
Cancelled	(46,576)	$3.18

Outstanding at June 30, 2014	3,265,467	$5.10	6.33	$—

Exercisable at June 30, 2014	2,352,031	$5.98	5.26	$—

No options were exercised during the six months ended June 30, 2014. During the three months ended June 30, 2013 there were 38,085 options exercised, from which gross proceeds of $92,024 were received. During the six months ended June 30, 2013 there were 79,462 options exercised, from which gross proceeds of $193,951 were received. The intrinsic value of options exercised during the six months ended June 30, 2013 was $63,704.

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

For the six months ended June 30, 2014, an aggregate of 17,476 shares were issued under the ESPP, leaving 231,851 shares available for future issuance.

Compensation Expense

During the three and six months ended June 30, 2014, options to purchase 95,000 shares of common stock were granted. Stock-based compensation expense for stock option awards and ESPP shares are reflected in total operating expenses for each respective year. For the three months ended June 30, 2014 and 2013, stock-based compensation related to stock options and ESPP was $231,321 and $363,586, respectively. For the six months ended June 30, 2014 and 2013, stock-based compensation expense related to stock options and the ESPP was $486,420 and $521,286, respectively.

The Company uses the Black-Scholes valuation model for determining the estimated fair value and the stock-based compensation for stock-based awards to employees. The following table provides the assumptions used in the Black-Scholes valuation model for the three and six months ended June 30, 2014 and 2013. The ESPP assumptions for the three months ended June 30, 2014 and 2013 are actual amounts, and the assumptions for the six months ended June 30, 2014 and 2013 are weighted average amounts.

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Stock Option assumptions:
Risk-free interest rate	0.21%	0.80%	0.21%	0.80%
Expected volatility of common stock	63.46%	86.10%	63.46%	86.10%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	1.49	5.5	1.49	5.5
ESPP assumptions:
Risk-free interest rate	0.06%	0.15%	0.06%	0.18%
Expected volatility of common stock	67.6%	91.60%	67.6%	91.44%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	0.5	0.5	0.5	0.5

As of June 30, 2014, there was $1.3 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 1.11 years, on a straight-line basis.

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

On October 16, 2013, the Company entered into a second at-the-market equity distribution agreement with MCUSA pursuant to which the Company may sell common stock through MCUSA from time to time up to an aggregate offering price of $10.0 million. Under the terms of this agreement, unless otherwise mutually agreed, no daily sale of an amount of shares of the Company’s common stock is to exceed the lower of $50,000 or 10% of the lower of the 5-day or 3-month average daily traded value of the Company’s common stock on NASDAQ (unless 10% of the lower of the 5-day or 3-month average daily traded value of the Company’s common stock on the JASDAQ Market of the Tokyo Stock Exchange (“TSE”) is greater, in which case the value from the TSE will be used) as of the date of the applicable issuance notice. The price per share is not to be less than the greater of $1.29 or the last available closing price of a share of the Company’s common stock on NASDAQ. MCUSA agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices and applicable laws, rules and regulations to sell shares of the Company’s common stock and is to sell such shares by any method permitted by law deemed to be “at the market.” The Company agreed to pay MCUSA an aggregate commission rate of 7.0% of the gross proceeds of any common stock sold under this agreement. MCUSA is under no obligation to purchase shares pursuant to this agreement and there are no assurances that MCUSA will be successful in selling shares. Proceeds from sales of common stock will depend on the number of shares of common stock sold to MCUSA and the per share purchase price of each transaction. The agreement with MCUSA provides both MCUSA and the Company the right to terminate the agreement in their discretion upon giving five business days written notice. For the six months ended June 30, 2014, the Company has generated gross and net proceeds of $3.4 million and $3.0 million, respectively, under this agreement on sales of 1,548,000 shares of the Company’s common stock at prices ranging from $2.01 to $2.40 per share.

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

Common Stock Warrant

In 2011, the Company consummated a firm-commitment underwritten public offering of 2,800,666 units at a price to the public of $3.00 per unit for gross proceeds of $8.25 million. Each unit consists of one share of common stock and a warrant to purchase one share of common stock. The shares of common stock and warrants are immediately separable and were issued separately. The warrants are exercisable immediately upon issuance, have a five-year term and an exercise price of $3.56 per share. During the six months ended June 30, 2014, 85,500 of these warrants were exercised for gross proceeds of $0.3 million. As of June 30, 2014, 2,593,500 of these warrants remain outstanding and exercisable.

In August 2012, the Company issued a warrant in exchange for investor relations services to purchase up to 130,000 of common stock of the Company at a price of $1.88 per share, the closing price of the Company’s common stock on that date. As of June 30, 2014, the warrant was exercisable for 15,000 shares, and no further shares will vest. The warrant expires five years from the date of issuance.

7. Net Loss Per Share

The Company computes basic net loss per share using the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares and potentially dilutive securities (common share equivalents) outstanding during the period. Common share equivalents outstanding, determined using the treasury stock method, are comprised of shares that may be issued under the Company’s stock option agreements and warrants. Common share equivalents are excluded from the diluted net loss per share calculation because of their anti-dilutive effect.

Potentially dilutive outstanding securities excluded from diluted net loss per common share because of their anti-dilutive effect:

	June 30,
	2014	2013
Convertible preferred stock, as converted	2,200,000	2,200,000
Stock options	3,265,467	3,329,794
Warrants	3,675,567	3,876,067

Total	9,141,034	9,405,861

8. Related Party Transactions

On October 13, 2011, the Company entered into a services agreement with Kissei to perform two separate studies relating to MN-221 in exchange for $2.5 million paid to the Company in October 2011. The Company is responsible for all costs to be incurred in the performance of these studies. The amount received from Kissei, net of the amount recorded as revenue through June 30, 2014, is included on the balance sheet at June 30, 2014 as deferred revenue and will be recognized as revenue in future periods as the Company performs the remaining services.

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

9. Subsequent Events

The Company has evaluated all subsequent events that have occurred after the date of the accompanying financial statements and determined that there were no events or transactions occurring during the subsequent event reporting period which require recognition or disclosure in the Company’s consolidated financial statements.

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

Overview

We are a biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of serious diseases with unmet medical needs and a commercial focus on the U.S. market. We are focused on developing novel, small molecule therapeutics for the treatment of serious diseases with unmet medical needs and a commercial focus on the U.S. market. We are currently focusing our development activities on MN-166 (Ibudilast) for the treatment of neurological disorders, MN-221 (Bedoradrine), for the treatment of acute exacerbations of asthma, MN-001 (Tipelukast) for the treatment of NASH (nonalcoholic steatohepatitis), and MN-029 (Denibulin) for the treatment of solid tumors. We were incorporated in Delaware in September 2000.

We have incurred significant net losses since our inception. As of June 30, 2014, we had an accumulated deficit of $305.9 million and expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

We entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Medfron Technologies Co., Ltd. (formerly Beijing Make-Friend Medicine Technology Co., Ltd.) effective September 27, 2011. The joint venture agreement provides for the joint venture company, Zhejiang Sunmy Bio-Medical Co., Ltd. (“Zhejiang Sunmy”), to develop and commercialize MN-221 in China and search for additional compounds to develop. A sublicense would be required under which Zhejiang Sunmy would license MN-221 from us. In accordance with the joint venture agreement, in March 2012 we paid $680,000 for our 30% interest in Zhejiang Sunmy. The other parties to the joint venture agreement provided funding for their combined 70%

interest. In December 2013, the Board of Directors of the JV Company agreed to amend the joint venture agreement to allow for the departure of Zhejiang Medicine Co., Ltd. subject to the approval of the government of the People’s Republic of China. Through the date of this filing, the Chinese government has not approved any amendment to the JV Company. Upon approval by the Chinese government, Beijing Medfron Medical Technologies Co., Ltd. and MediciNova will each have a 50% interest in the JV Company. We have not entered into the sublicense of MN-221 with the joint venture company as of the date of this report. There is no assurance the sublicense will be executed and there is no assurance that Zhejiang Sunmy will be able to proceed with the development of MN-221 in China. A. Zhejiang Sunmy is a variable interest entity for which we are not the primary beneficiary as we do not have a majority of the board seats and we do not have power to direct or significantly influence the actions of the entity. We therefore account for the activities of Zhejiang Sunmy under the equity method whereby we absorb any loss or income generated by Zhejiang Sunmy according to our percentage ownership. At June 30, 2014, we reflect a long-term asset on our consolidated balance sheet which represents our investment in Zhejiang Sunmy, net of our portion of any generated loss or income.

Depending on decisions we may make as to further clinical development, we may seek to raise additional capital. We may also pursue potential partnerships and potential acquirers of license rights to our programs in markets outside the U.S.

Revenues and Cost of Revenues

In October 2011, we entered into an agreement with Kissei to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, we are responsible for all costs incurred and to be incurred in the performance of these services. Certain of the development services were completed in 2013 and 2012, and the remaining services are expected to be delivered and completed at a future date. We assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, which was research and development services. The $2.5 million was initially recorded as deferred revenue. During the six months ended June 30, 2014 and 2013, we recognized revenues of zero and $3,257, respectively, as research and development services were delivered. During the three months ended June 30, 2014 and 2013, we did not recognized any revenues.

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

The following table presents our total research, development, and patent expenses by category during the periods presented (in thousands):

	Three Months Ended June 30,
	2014	2013
External development expense:
MN-221	$4	$11
MN-166	416	340
MN-001	61	10
MN-029	—	6

Total external development expense	481	367
R&D personnel expense	241	433
R&D facility and depreciation expense	8	12
Patent expenses	87	102
Other R&D expense	19	32

Total research, development and patent expense	$836	$946

	Six Months Ended June 30,
	2014	2013
External development expense:
MN-221	$6	$11
MN-166	677	471
MN-001	129	14
MN-029	1	11

Total external development expense	813	507
R&D personnel expense	533	742
R&D facility and depreciation expense	20	29
Patent expenses	167	301
Other R&D expense	51	63

Total research, development and patent expense	$1,584	$1,642

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

Goodwill and Purchased Intangibles

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets of acquired businesses. The allocation of purchase price for acquisitions require extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets as a portion of the purchase price can only be allocated to goodwill in a business combination. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets that have finite useful lives require the use of estimates and the exercise of judgment. These judgments can significantly affect our net operating results. Goodwill and in-process research and development, or IPR&D, was $9.6 million and $4.8 million, respectively, as of June 30, 2014.

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

Results of Operations

Comparison of the three months ended June 30, 2014 and 2013

Research, Development and Patent Expenses

Research, development and patent expenses were $0.8 million and $0.9 million for the three month periods ended June 30, 2014 and 2013, respectively.

General and Administrative

General and administrative expenses for the three months ended June 30, 2014 were $1.3 million, a decrease of $0.5 million when compared to $1.8 million for the three months ended June 30, 2013. This decrease in general and administrative expenses was due primarily to decreased professional fees and ongoing cost containment efforts.

Comparison of the six months ended June 30, 2014 and 2013

Research, Development and Patent Expenses

Research, development and patent expenses were $1.6 million for both the six month periods ended June 30, 2014 and 2013.

General and Administrative

General and administrative expenses for the six months ended June 30, 2014 were $2.9 million, a decrease of $0.7 million when compared to $3.6 million for the six months ended June 30, 2013. This decrease in general and administrative expenses was due primarily to decreased professional fees and ongoing cost containment efforts.

Liquidity and Capital Resources

Net cash provided by operating activities during the six months ended June 30, 2014 was $3.4 million compared to $4.7 million of net cash used in operating activities during the same period in 2013. The $8.1 million change is primarily related to the $6.0 million accounts receivable collected during 2014 related to the Genzyme milestone revenue earned from the fourth quarter of 2013, amortization of expenses that were prepaid as of December 31, 2013 and incurred during the six months ended June 30, 2014 along with ongoing cost containment efforts.

Net cash provided by financing activities during the six months ended June 30, 2014 was $3.4 million compared to $12.8 million during the same period in 2013. The decrease in cash provided by financing activities was due to sale of fewer shares of common stock in 2014 as compared to 2013.

On August 20, 2012, we entered into a common stock purchase agreement with Aspire, pursuant to which we could sell our common stock to Aspire from time to time up to an aggregate of $20 million of our common stock over the two-year term of the agreement including $1 million in common stock purchased by Aspire in connection with execution of the agreement. No more than 3,231,096 shares of our common stock could be issued under this agreement, including 363,636 shares initially issued to Aspire in consideration of entering into the agreement. We could on any business day over the term of the agreement direct Aspire to purchase up to 50,000 shares, to a maximum of $500,000 per business day with a purchase price of the lower of the lowest sale price of our common stock on the date of the sale, or the average of the three lowest closing stock prices during the 12 consecutive business days ending on the business day immediately preceding the purchase date. In addition, we could on any business day over the term of the agreement direct Aspire to make a volume-weighted average purchase (“VWAP”) of stock not to exceed 15% (which limitation may be increased up to 30% by the mutual agreement of the parties) of the aggregate shares of our stock traded on the next business day, the purchase price of which shall be the lower of the closing price on the date of the sale, or 95% of the next business day’s NASDAQ volume weighted average price, subject to a minimum market price threshold established by us and certain other exceptions. During the six month period ended June 30, 2013 we generated gross proceeds of $3.8 million under this agreement. We have made no sales of our common stock to Aspire subsequent to September 30, 2013 and we terminated the common stock purchase agreement with Aspire on October 17, 2013.

During the six month period ended June 30, 2013, 121,666 warrants related to the March 23, 2011 public offering of 2,750,000 units, with each unit consisting of one share of common stock and one warrant, were exercised generating proceeds of $0.4 million.

During the six month period ended June 30, 2013, 79,462 stock options were exercised from which proceeds of $0.2 million were received.

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

On April 17, 2013, we entered into an at-the-market equity distribution agreement with Macquarie Capital (USA) Inc., or MCUSA, pursuant to which we could sell our common stock through MCUSA from time to time up to an aggregate offering price of $6 million. During the six month period ended June 30, 2013 we generated net proceeds of $4.9 million under this agreement.

On October 16, 2013, we entered into a second at-the-market equity distribution agreement with MCUSA pursuant to which we may sell our common stock through MCUSA from time to time up to an aggregate offering price of $10 million. Under the terms of this agreement, unless otherwise mutually agreed, no daily sale of an amount of shares of our common stock is to exceed the lower of $50,000 or 10% of the lower of the 5-day or 3-month average daily traded value of our common stock on NASDAQ (unless 10% of the lower of the 5-day or 3-month average daily traded value of our common stock on the JASDAQ Market of the Tokyo Stock Exchange (“TSE”) is greater, in which case the value from the TSE will be used) as of the date of the applicable issuance notice. The price per share is not to be less than the greater of $1.29 or the last available closing price of a share of common stock on NASDAQ. MCUSA agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices and applicable laws, rules and regulations to sell shares of our common stock and is to sell such shares by any method permitted by law deemed to be “at the market.” We agreed to pay MCUSA an aggregate commission rate of 7.0% of the gross proceeds of any common stock sold under this agreement. MCUSA is under no obligation to purchase shares pursuant to this agreement and there are no assurances that MCUSA will be successful in selling shares. Our proceeds will depend on the number of shares of our common stock sold to MCUSA and the per share purchase price of each transaction. The agreement with MCUSA provides both MCUSA and us the right to terminate the agreement in our sole discretion upon giving five business days written notice. As of June 30, 2014, we have generated gross and net proceeds of $3.6 million and $3.3 million, respectively, under this agreement on sales of 1,665,500 shares of our common stock at prices ranging from $2.01 to $2.58 per share.

As of June 30, 2014, we had available cash and cash equivalents of $13.5 million and working capital of $13.3 million. As of the date of this report, we believe we have working capital sufficient to fund operations through at least June 30, 2015. However, we cannot guarantee that these capital resources will be sufficient to conduct all of our research and development programs as planned. We are pursuing other opportunities to raise capital through the sale of our common stock or through other strategic initiatives. There can be no assurances that there will be adequate financing available to us on acceptable terms, or at all. If we are unable to obtain additional financing, we may have to sell one or more of our programs or cease operations.

Off-Balance Sheet Arrangements

At June 30, 2014, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

Cash and cash equivalents as of June 30, 2014 were $13.5 million and were primarily invested in money market interest bearing accounts and money market funds. A hypothetical 10% adverse change in the average interest rate on our cash and cash equivalents would have had no material effect on net loss for the three and six months ended June 30, 2014.

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

We are not involved in any material legal proceedings as of June 30, 2014. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

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

ITEM 6.	EXHIBITS.

Exhibit Number	Description

10.1	Engagement Agreement, effective April 8, 2014, by and between MediciNova, Inc. and van den Boom & Associates, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 9, 2014).

10.2	Severance Protection Agreement, dated July 14, 2014, by and between MediciNova, Inc. and Dr. Yuichi Iwaki.

10.3	Severance Protection Agreement, dated July 14, 2014, by and between MediciNova, Inc. and Masatsune Okajima.

10.4	Severance Protection Agreement, dated July 14, 2014, by and between MediciNova, Inc. and Dr. Kazuko Matsuda.

10.5	Severance Protection Agreement, dated July 14, 2014, by and between MediciNova, Inc. and Geoffrey O’Brien.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: August 13, 2014	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D.
President and Chief Executive Officer
(on behalf of the registrant and
as the registrant’s Principal Executive Officer)

	By:	/s/ ESTHER VAN DEN BOOM
Esther van den Boom
Chief Financial Officer
(on behalf of the registrant and
as the registrant’s Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Engagement Agreement, effective April 8, 2014, by and between MediciNova, Inc. and van den Boom & Associates, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 9, 2014).

10.2	Severance Protection Agreement, dated July 14, 2014, by and between MediciNova, Inc. and Dr. Yuichi Iwaki.

10.3	Severance Protection Agreement, dated July 14, 2014, by and between MediciNova, Inc. and Masatsune Okajima.

10.4	Severance Protection Agreement, dated July 14, 2014, by and between MediciNova, Inc. and Dr. Kazuko Matsuda.

10.5	Severance Protection Agreement, dated July 14, 2014, by and between MediciNova, Inc. and Geoffrey O’Brien.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements.