Form 10-K
period 2014-12-31
MEDICINOVA INC
filed 2015-03-12
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer  [    ]  Accelerated filer  [    ]  Non-accelerated filer  [    ]  Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes  [    ]  No  [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $43,261,000 based on the closing price of the registrant’s common stock on The NASDAQ Global Market of $2.03 per share on June 30, 2014. Shares of common stock held by each executive officer and director and each person who beneficially owns 10% or more of the outstanding common stock have been excluded from this calculation. This determination of affiliate status may not be conclusive for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 9, 2015 was 24,616,317.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

MEDICINOVA, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2014

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

Item 1. Business

Overview

We are a biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of serious diseases with unmet medical needs and a commercial focus on the U.S. market. Our current strategy is to focus our development activities on MN-166 (ibudilast) for neurological disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS) and substance dependence (e.g., methamphetamine dependence, opioid dependence, and alcohol dependence), and MN-001 (tipelukast) for fibrotic diseases such as nonalcoholic steatohepatitis (NASH) and idiopathic pulmonary fibrosis (IPF). Our pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma and MN-029 (denibulin) for solid tumor cancers.

MN-166 (ibudilast) is currently in development for several different neurological disorders. We completed a Phase 2 clinical trial of MN-166 for the treatment of multiple sclerosis (MS) in 2008, in which positive safety and neuroprotective efficacy indicators were observed. We have successfully partnered with investigators on an ongoing Phase 2b clinical trial of MN-166 in primary progressive and secondary progressive MS which is conducted by NeuroNEXT and funded by the NIH’s National Institute on Neurological Diseases and Stroke (NINDS). In August 2014, we announced plans to initiate a clinical trial of MN-166 in amyotrophic lateral sclerosis (ALS), and this trial is currently ongoing. In February 2015, we announced that the ALS study had enrolled 30 of the 60 subjects planned for participation. In the area of addiction, investigators at UCLA completed a Phase 1b clinical trial of MN-166 in methamphetamine (MA)-dependent volunteers, funded by the National Institute on Drug Abuse (NIDA), and the results were presented at the Annual Meeting of the College on Problems of Drug Dependence (CPDD) in June 2013. In September 2012 we announced approval and funding by NIDA of a Phase 2 clinical trial studying the use of MN-166 for the treatment of MA addiction. In collaboration with UCLA, this clinical trial commenced in 2013 and is currently ongoing. In 2010, investigators at Columbia University and the New York State Psychiatric Institute (NYSPI) completed a Phase 1b/2a clinical trial of MN-166 in opioid withdrawal that was funded by NIDA. Investigators at Columbia University and the NYSPI are currently conducting a NIDA-funded, Phase 2a clinical trial to evaluate the efficacy of MN-166 in the treatment of patients addicted to prescription opioids or heroin. Positive interim data from this study was reported in August 2014. In August 2013, we announced that researchers at UCLA were granted approval and funding by National Institute on Alcoholism and Alcohol Abuse (NIAAA) of a clinical trial studying the use of MN-166 for the treatment of alcohol dependence, and the study is currently ongoing.

MN-001 (tipelukast) is currently in development for fibrotic diseases such as nonalcoholic steatohepatitis (NASH) and idiopathic pulmonary fibrosis (IPF). In 2014, we announced positive results of MN-001 in two different NASH mouse models and began preparing for clinical development of MN-001 for the treatment of NASH in the U.S. In January 2015, we announced that the IND (Investigation New Drug) application for MN-001 for the treatment of NASH is open with the FDA (U.S. Food and Drug Administration) and the FDA agreed that we may proceed with a Phase 2 study. In June 2014, we announced positive results of MN-001 in a mouse model of pulmonary fibrosis and have begun preparations to pursue clinical development of MN-001 in IPF. In October 2014, we announced that the FDA granted Orphan-Drug designation to MN-001 for treatment of IPF, which will provide seven years of marketing exclusivity if MN-001 is approved for IPF. In February 2015, we announced that FDA has approved the protocol for a clinical trial of MN-001 (tipelukast) for the treatment of moderate to severe IPF. Importantly, due to safety data from previous clinical studies of MN-001, FDA has agreed that MediciNova may proceed with a Phase 2 study as the first clinical trial of MN-001 in IPF.

We completed a Phase 2 clinical trial of MN-221 for the treatment of acute exacerbations of asthma treated in the emergency room and conducted an End-of-Phase 2 (EOP2) meeting with the U.S. Food and Drug Administration (FDA) in October 2012. We plan to conduct further MN-221 development according to the feedback received from the FDA following the EOP2 meeting. In that meeting, the FDA identified the risk/benefit profile of MN-221 as a focal point for further development and advised that a clinical outcome, such as a reduction in hospitalizations, would need to be a pivotal trial primary endpoint. Previously completed Phase 2 studies have evaluated the potential for MN-221 to reduce hospitalizations due to acute exacerbations of asthma. We believe the appropriate clinical development for MN-221 will involve conducting dose regimen and acute exacerbations of asthma trial design optimization studies prior to commencing pivotal trials. Currently, we are working to identify a partner for financial support before further clinical development is commenced.

We have acquired licenses to MN-166, MN-001, MN-221, and MN-029 for the development of these product candidates. We have pursued development of these product candidates in various indications including progressive MS, ALS, various addictions, NASH, IPF, acute exacerbations of asthma, and solid tumor cancers. We have returned two compounds, MN-246 and MN-305, to their respective Licensors, and we are pursuing our option to return two additional compounds, MN-462 and MN-447, in order to maximize our ability to pursue development of MN-166, MN-001, MN-221, and MN-029.

Our Strategy

Our goal is to build a sustainable biopharmaceutical business through the successful development of differentiated products for the treatment of serious diseases with unmet medical needs in high-value therapeutic areas. Key elements of our strategy are as follows:

•	Pursue the development of MN-166 for multiple potential indications primarily through non-dilutive financings.

We intend to advance our diverse MN-166 (ibudilast) program through a combination of investigator-sponsored trials and trials funded through government grants or other grants. In addition to providing drug supply and regulatory support, we are funding portions of the consortium-sponsored trials. For example, we have contributed financially to the Secondary and Primary Progressive Ibudilast NeuroNEXT Trial in Multiple Sclerosis (SPRINT-MS) Phase 2 clinical trial of MN-166 for the treatment of progressive MS, which is primarily funded by the National Institutes of Health (NIH), and are contributing financially to the Carolinas Neuromuscular ALS-MDA Center clinical trial of MN-166 for the treatment of ALS. We intend to enter into additional strategic alliances to support further clinical development of MN-166.

•	Pursue the development of MN-001 for fibrotic diseases such as NASH and IPF.

We intend to advance development of MN-001 through a combination of investigator-sponsored trials with or without grant funding as well as trials we may fund.

•	Strategically partner with one or more leading pharmaceutical companies to complete late-stage product development and successfully commercialize our products.

We develop and maintain relationships with pharmaceutical companies that are therapeutic category leaders. Upon completion of proof-of-concept Phase 2 clinical trials, we intend to enter into strategic alliances with leading pharmaceutical companies who seek late-stage product candidates, such as MN-166, MN-221, MN-001 and MN-029, to support further clinical development and product commercialization.

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

Following are the details of our product development programs:

MN-166 (Ibudilast)

Ibudilast (MN-166) is a novel, first-in-class, oral, anti-inflammatory and neuroprotective agent. Ibudilast inhibits macrophage migration inhibitory factor (MIF) and certain phosphodiesterases (PDEs). Ibudilast also attenuates activated glia cells, which play a major role in certain neurological conditions. While it has been in use for more than 20 years in Japan and Korea for the treatment of asthma and post-stroke dizziness, we are developing ibudilast for the treatment of primary progressive and secondary progressive MS, ALS, and drug dependence. We licensed MN-166 from Kyorin Pharmaceuticals (Kyorin) in 2004.

We have filed patent applications for multiple uses of ibudilast for the treatment of neurological conditions, as well as patent applications on analogs that have the potential to be second generation molecules. Some of the patent estate has received allowance in the U.S. and foreign countries.

Primary and Secondary Progressive Multiple Sclerosis: MS is a complex disease with predominantly unknown etiology and affects approximately 2.3 million people worldwide, according to the National Multiple Sclerosis Society. There are no therapies generally considered safe and efficacious in primary progressive MS (PPMS) or secondary progressive MS (SPMS) in the absence of relapses. There is a great need for a safe, effective, and conveniently administered therapy for patients with PPMS and SPMS. Ibudilast (MN-166) may meet these needs. Based on promising results from a Phase 2a trial in Central and Eastern Europe completed in 2008, investigators from NeuroNEXT, a NIH-funded Phase 2 clinical trial network, have begun to evaluate ibudilast in PPMS and SPMS patients in the U.S. SPRINT-MS is a Phase 2, randomized, placebo-controlled trial evaluating the safety and tolerability of ibudilast (up to 100 mg/day) over two years in PPMS and SPMS patients. Recruitment and enrollment of a planned 250 patients at 28 medical centers in the U.S. commenced in late 2013 and the trial is expected to be completed in 2017.

Amyotrophic Lateral Sclerosis (ALS): ALS, also known as Lou Gehrig’s disease, is a progressive neurodegenerative disease that affects nerve cells in the brain and the spinal cord. The nerves lose the ability to trigger specific muscles, which causes the muscles to become weak. As a result, ALS affects voluntary movement and patients in the later stages of the disease may become totally paralyzed. Life expectancy of an ALS patient is usually 2-5 years. According to the ALS Association, there are approximately 30,000 ALS patients in the U.S. and approximately 5,600 people in the U.S. are diagnosed with ALS each year. Riluzole is the only pharmaceutical treatment approved for ALS, but it has limited efficacy. We are working with Carolinas Neuromuscular/ALS-MDA Center at Carolinas HealthCare System Neurosciences Institute, which is conducting an ongoing clinical trial of ibudilast in ALS. The trial is a randomized, double-blind, placebo-controlled study which includes a six-month treatment period followed by a six-month open-label extension. The study will evaluate several efficacy endpoints in addition to monitoring the safety and tolerability of MN-166 60 mg/day versus placebo when administered in combination with riluzole in 60 subjects with ALS. Subject enrollment began in October 2014. In February 2015, we announced that the ALS study had enrolled 30 of the 60 subjects planned for participation.

Methamphetamine addiction: Methamphetamine (MA) is a central nervous system stimulant drug that is similar in structure to amphetamine. It is a Schedule II drug, meaning that it has high abuse potential and low therapeutic potential. According to the SAMHSA 2013 National Survey on Drug Use and Health, there are approximately 595,000 current MA abusers age 12 and older in the U.S. According to the Rand Corporation, the national estimate of the economic burden of MA use, based on the most recent year for which data are available, is approximately $23.4 billion. Currently, there is no treatment for MA dependence. Based on non-clinical results with ibudilast’s effects in an animal model of MA relapse, investigators at UCLA conducted a Phase 1b trial funded by NIDA to examine the safety and preliminary efficacy of ibudilast in non-treatment-seeking, MA-dependent users in an inpatient trial that was completed in 2012. Subsequently, UCLA investigators received NIDA grant funding for an ongoing Phase 2 trial that commenced in 2013 for evaluation of ibudilast in MA-dependent users in an outpatient trial setting.

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

Opioid withdrawal and dependency: According to the Substance Abuse and Mental Health Services Administration’s (SAMHSA) 2013 National Survey on Drug Use and Health, there are approximately 1.9 million people age 12 and above with nonmedical pain reliever dependence or abuse and approximately 517,000 people age 12 and above with heroin dependence or abuse in the U.S. Access to prescription opioids has recently become more difficult due to more stringent policies on prescribing opioids. An unintended consequence of this policy is increased use of heroin. Heroin is attractive to prescription opioid addicts because it is cheaper and more accessible than prescription opioids. Heroin poses serious health issues, such as risk of HIV and Hepatitis C infection, overdose and death (Knopf, 2012). The economic costs of nonmedical use of prescription opioids in the U.S. in 2006 (Hansen et al., 2011) was estimated to total more than $50 billion annually; lost productivity and crime accounted for 94% of the total economic burden. There is an urgent, significant unmet medical need for a safe, effective non-addictive, non-opioid therapy for the treatment of prescription opioid and heroin addiction. In 2010, investigators at Columbia University and NYSPI completed a double-blind, randomized, placebo-controlled in-unit Phase 1b/2a clinical trial to evaluate the ability of ibudilast to reduce opioid withdrawal symptoms in humans. The trial was funded by NIDA. Subsequently, investigators at Columbia/NYSPI commenced a NINDA-funded Phase 2a clinical trial of ibudilast for the treatment of prescription opioid dependency. In August 2014, MediciNova announced positive interim results of this ongoing study.

Alcohol addiction: According to SAMHSA’s 2013 National Survey on Drug Use and Health, there are approximately 17.3 million people with alcohol dependence or abuse aged 12 and older in the U.S. The Centers for Disease Control and Prevention (CDC) reports that alcohol abuse costs the U.S. $224 billion annually, based on information collected from several national studies reporting on the costs of alcohol overuse in 2006, the latest year for which complete data are available. Currently, medicines approved by the FDA to treat alcohol dependence include Antabuse®, Vivitrol®, and Campral®. However, the search for a safe and effective drug remains elusive due to limited success of these FDA-approved compounds (Witkiewitz et al., 2012). In a non-clinical trial (Bell et al., 2013), ibudilast was examined in rats and mice and was found to reduce alcohol drinking in alcohol-preferring P rats and high-alcohol drinking (HAD1) rats by 50%, and in mice made dependent on alcohol at doses which had no effect on non-dependent mice. Concurrently, investigators at UCLA received funding from the NIAAA to initiate a Phase 2a study to evaluate ibudilast in a randomized, double-blind, placebo-controlled within-subject crossover design to determine the safety, tolerability and initial human laboratory efficacy of ibudilast in a sample of 24 non-treatment seeking individuals with either alcohol abuse or dependence. Participants will be treated with ibudilast and placebo. The study was initiated in early 2014 and is ongoing.

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

We completed a Phase 2b randomized, double-blind, placebo-controlled clinical trial (N=175) evaluating MN-221 in patients with acute exacerbations of asthma in the emergency department setting. MN-221 did not statistically meet the primary endpoint, improvement in FEV1 (Forced Expiratory Volume in One Second) compared to placebo. However, MN-221 showed a significant benefit over placebo for FEV1 (liters) Area Under the Curve (AUCHr 0-1,0-2,0-3) of change from baseline (p=0.043, p=0.050, p=0.066 respectively). The trial also demonstrated a reduction in hospital admissions with MN-221 added to standard drug treatments. Moreover, there was a significant improvement in clinical symptoms with MN-221-treated patients, and the safety profile of MN-221 continues to be positive as no safety/tolerability issues of clinical significance were observed.

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

MN-001 (Tipelukast)

MN-001 (tipelukast) is a novel, orally bioavailable small molecule compound which exerts its effects through several mechanisms to produce its anti-fibrotic and anti-inflammatory activity in preclinical models, including leukotriene (LT) receptor antagonism, inhibition of PDEs (mainly 3 and 4), and inhibition of 5-lipoxygenase (5-LO). The 5-LO/LT pathway has been postulated as a pathogenic factor in fibrosis development and MN-001’s inhibitory effect on 5-LO and the 5-LO/LT pathway is considered to be a novel approach to treat fibrosis. MN-001 has been shown to down-regulate expression of genes that promote fibrosis including LOXL2, Collagen Type 1 and TIMP-1. MN-001 has also been shown to down-regulate expression of genes that promote inflammation including CCR2 and MCP-1. In addition, histopathological data shows that MN-001 reduces fibrosis in multiple animal models. We licensed MN-001 from Kyorin in 2002.

Previously, we evaluated MN-001 for its potential clinical efficacy in asthma and completed a Phase 2 study in asthma with positive results. This compound has been exposed to more than 600 subjects. MN-001 was considered generally safe and well-tolerated.

We completed a pre-clinical study evaluating MN-001’s potential clinical efficacy for the treatment of NASH. MN-001 administered orally once daily (10, 30, and 100 mg/kg for three weeks) was evaluated in the STAM™ (NASH-HCC) mouse model of NASH, as measured by liver biochemistry and histopathology, NAFLD activity score (NAS), and percent of fibrosis and gene expression. MN-001, in a dose-dependent manner, significantly reduced fibrosis area compared with placebo (p<0.01) as demonstrated by a reduction in liver hydroxyproline content, supporting MN-001’s anti-fibrotic properties. MN-001 significantly improved NAS (p<0.01). MN-001, in this animal model, improved NASH pathology by inhibiting hepatocyte damage (p<0.01) and ballooning (p<0.01). At the same time, MN-001 was also shown to reduce certain gene expression levels in the liver, thus implying that MN-001 prevents the formation of fibrosis in the NASH model. We completed a second preclinical study that examined the potential clinical efficacy of MN-001 for the treatment of advanced NASH. This study used mice in more advanced stages of NASH as compared to the first study of MN-001 in a NASH mouse model. MN-001 showed anti-NASH and anti-fibrotic effects in the advanced NASH mouse model. NAFLD activity score was significantly reduced in the MN-001 treated group compared to the non-treated group (p<0.001). The reduction was observed consistently in all NAS components including hepatocyte ballooning score (p<0.001), lobular inflammation score (p<0.01), and steatosis score (p<0.05). Percent fibrosis area was also reduced in the MN-001 treated group (p<0.01). In addition, alpha-SMA-positive staining area was significantly reduced in the MN-001 treated group (p<0.001). Collectively, these results provide compelling evidence that MN-001 warrants further evaluation for the treatment of NASH in humans. We have an open IND with the FDA and have FDA approval to initiate a Phase 2 clinical trial of MN-001 for the treatment of NASH in the U.S.

We completed a pre-clinical study evaluating MN-001’s potential clinical efficacy for the treatment of pulmonary fibrosis. MN-001, which was administered orally once daily (30, 100 and 300 mg/kg) for 2 weeks, was evaluated in a mouse model of bleomycin-induced pulmonary fibrosis (PF) as measured by CT evaluation of lung density, degree of pulmonary fibrosis using the Ashcroft score based on histopathological staining, and hydroxyproline content, which is an indicator of fibrosis or storage of collagen in tissue. MN-001 significantly decreased (p<0.05) the Ashcroft score compared to Vehicle group after 2 weeks of treatment and MN-001 reduced lung density when compared to the Vehicle-treated group. Moreover, lung hydroxyproline content was significantly reduced compared to the Vehicle group (p<0.01). These results show that treatment with MN-001 has significant anti-fibrogenic effects in bleomycin-induced pulmonary fibrosis in mice. In October 2014, the FDA granted orphan-drug designation to MN-001 (tipelukast) for treatment of idiopathic pulmonary fibrosis (IPF). Orphan-drug designation will provide MediciNova with seven years of marketing exclusivity for MN-001 (tipelukast) for the treatment of IPF if it is approved for this indication. We have an open IND with FDA and have FDA approval to initiate a Phase 2 clinical trial of MN-001 for the treatment of IPF in the U.S.

MN-029 (Denibulin)

MN-029 (denibulin) is a novel tubulin binding agent (TBA) under development for the treatment of solid tumors. It reverses inhibition of tubulin polymerization resulting in disruption of the cell cytoskeleton, thus causing the cancer cells to deform in shape and ultimately leading to extensive central necrosis of the solid tumor. We licensed MN-029 from Angiogene Pharmaceuticals, Ltd. (Angiogene) in 2002.

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

The second Phase 1 study was conducted to determine the safety, tolerability and MTD of single doses of MN-029 given every seven days for a total of three doses (Days 1, 8 and 15), followed by 13-day recovery (Days 16-28) in subjects with advanced/metastatic solid tumor cancer. Subjects who tolerated treatment with MN-029 could receive additional cycles. All 20 subjects reported at least one AE related to study drug. The most common AEs considered related to study drug were vomiting, nausea, arthralgia and headache. There were no clinically significant changes in routine laboratory assessments, vital signs or ECG monitoring. There was one SAE considered unrelated to study drug. Consistent with the previous Phase 1 trial, MN-029 up to dose levels of 180 mg/m2 appeared to be safe and well tolerated. One subject had a partial response which lasted for 74 days. Stable disease was observed in seven subjects. The results suggested an effect of MN-029 on vascular perfusion; however, a larger sample size is warranted.

In January 2014, we were granted a new patent from the U.S. Patent and Trademark Office which covers MN-029 (denibulin) di-hydrochloride. The patent, which will expire no earlier than July 2032, has claims that cover a compound, pharmaceutical composition and method of treating certain cell proliferation diseases, including solid tumors, based on denibulin di-hydrochloride. We plan to pursue further development of MN-029 for the treatment of solid tumors.

Table 1 Product Candidates and Programs—Ibudilast (MN-166)

Indication	Clinical Study	Principal Investigator /Institution /Funding Agency(s)	Status
Primary Progressive and Secondary Progressive Multiple Sclerosis	A Randomized, Double-Blind, Placebo-Controlled Study to Evaluate the Safety, Tolerability and Activity of Ibudilast (MN-166) in Subjects with Progressive Multiple Sclerosis	Robert J. Fox, M.D., M.S., FAAN Cleveland Clinic National Institute on Neurological Diseases and Stroke MediciNova, Inc.	Ongoing

Amyotrophic Lateral Sclerosis	A Single-Center, Randomized, Double-Blind, Placebo-Controlled, Six Month Clinical Trial Followed by an Open-Label Extension to Evaluate the Safety, Tolerability, and Clinical Endpoint Responsiveness of Ibudilast (MN-166) in Subjects with Amyotrophic Lateral Sclerosis (ALS)	Benjamin R. Brooks, M.D. Carolinas HealthCare System Neurosciences Institute MediciNova, Inc.	Ongoing

Addiction

Methamphetamine Dependence	Randomized Trial of Ibudilast for Methamphetamine Dependence	Keith Heinzerling, M.D., MPH UCLA National Institute on Drug Abuse	Ongoing

Opioid Dependence	Effects of ibudilast (MN-166), a glial activation inhibitor, on oxycodone self-administration in opioid abusers	Sandra D. Comer, Ph.D. Columbia University/NYSPI National Institute on Drug Abuse MediciNova, Inc.	Ongoing

Alcohol Dependence	Development of Ibudilast (MN-166) as a Novel Treatment for Alcoholism	Lara Ray, Ph.D. UCLA National Institute on Alcohol Abuse and Alcoholism	Ongoing

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

For the MN-166 (ibudilast) development program, we have sourced and imported delayed-release ibudilast capsules, marketed in Japan as Pinatos®, from Taisho-Teva Pharmaceuticals (Taisho).

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

Intellectual Property and License Agreements

Since our inception in September 2000, we have entered into eight license agreements with pharmaceutical companies which cover our current product candidates. We have also entered into license agreements with universities, including the University of Colorado and the University of Adelaide, which cover additional intellectual property related to our product candidates. In general, we seek to procure patent protection for our anticipated products, or obtain such protection from the relevant patents owned by our licensors. We have obtained licensed rights under three issued and active U.S. patents. We also have obtained licensed rights to 53 issued and pending foreign patents and applications corresponding to these U.S. patents and patent applications. In addition to these licensed rights, we hold 18 issued U.S. patents and have filed 32 additional U.S. patent applications. We also hold 54 issued and pending foreign patents and applications corresponding to these U.S. patents and patent applications. We are not aware of any third-party infringement of the patents owned or licensed by us and are not party to any material claims by third parties of infringement by us of such third parties’ intellectual property rights. The following is a description of our existing license agreements and intellectual property rights for each of our product candidates.

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

We own, co-own or hold licenses to six issued U.S. patents and 15 pending U.S. patent applications as well as corresponding pending foreign patent applications covering MN-166 (ibudilast) and its analogs. These patents and patent applications are primarily related to our development portfolio of small molecule-based products and are currently directed to methods of treating various indications using ibudilast and its analogs.

We have been granted a U.S. patent which covers the use of MN-166 (ibudilast) for the treatment of progressive forms of MS. The patent, which was granted in March 2012, will expire no earlier than November 2029, not including a potential extension under patent term restoration rules, and covers a method of treating PPMS or SPMS by administering ibudilast either alone or in combination with other drugs. Counterparts of this patent application have been granted in certain foreign jurisdictions. We have been granted a patent which covers the use of MN-166 (ibudilast) for the treatment of neuropathic pain in the U.S. and it expires no earlier than December 2025. We have been granted a patent which covers the use of MN-166 (ibudilast) for the treatment of drug addiction or drug dependence or withdrawal syndrome in the U.S. and it expires no earlier than January 2030. Counterparts of this patent application have been granted in certain foreign jurisdictions. We have been granted a patent that covers the use of MN-166 (ibudilast) to enhance opioid analgesia in acute pain settings from the European Patent Office (EPO) and it expires no earlier than January 2028.

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

MN-001

On March 14, 2002, we entered into an exclusive license agreement with Kyorin for the development and commercialization of MN-001. We obtained an exclusive, worldwide (excluding Japan, China, South Korea and Taiwan) sub-licensable license to the patent rights and know-how related to MN-001 and its active metabolite, MN-002, disclosed and included in, or covered by, these patents, in all indications, except for ophthalmic solution formulations. This license includes an exclusive, sub-licensable license under two U.S. patents and certain corresponding patents in foreign countries. The U.S. composition of matter patent for MN-001 underlying the license expired on February 23, 2009, and the U.S. composition of matter patent for MN-002 underlying the license expired on December 30, 2011. Foreign composition of matter patents for MN-001 and MN-002 have also expired. We have been granted nine U.S. patents covering certain compositions, uses and manufacturing processes associated with MN-001 and MN-002. Some of the uses covered by these patents include non-alcoholic fatty liver disease, ulcerative colitis, and irritable bowel syndrome. Patent applications corresponding to these U.S. patents were filed in certain foreign countries and some of the foreign patents have issued. We intend to rely upon the applicable period of post-approval regulatory exclusivity, in addition to any patents that may issue from our own patent applications.

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

MN-029

On June 19, 2002, we entered into an exclusive license agreement with Angiogene for the development and commercialization of the ANG-600 series of compounds. Angiogene is a privately held, British drug discovery company. We obtained an exclusive, worldwide, sub-licensable license to the patent rights and know-how related to the ANG-600 series of compounds disclosed in and included or covered by these patents for all indications. MN-029 is one of the ANG-600 series compounds covered by this license. This license includes an exclusive, sub-licensable license under three U.S. patents and certain corresponding patents and patent applications in foreign countries. The U.S. composition of matter patent for MN-029, which was issued on November 11, 2003, is set to expire on January 14, 2020. Patent applications corresponding to this U.S. patent were filed in certain foreign countries and one of those foreign patents has issued and remains active. In addition to the licensed patents, we have been granted a U.S. patent which covers MN-029 (denibulin) di-hydrochloride and expires no earlier than July 2032. The allowed claims cover a compound, pharmaceutical composition and method of treating certain cell proliferation diseases, including solid tumors, based on denibulin di-hydrochloride. Patent applications corresponding to this U.S. patent were filed in certain foreign countries.

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

MN-166 for Progressive Multiple Sclerosis (Progressive MS)

Our MN-166 product candidate is in development for the treatment of progressive MS. Only one drug, mitoxantrone, is approved for treating this disease. However, mitoxantrone cannot be used on a long-term basis because of the potential for cardiac toxicity. Other programs in clinical development for progressive MS include Biogen Idec’s Tysabri® (natalizumab), Novartis’s BAF312 (siponimod), and AB Science’s masitinib.

MN-166 for Amyotrophic Lateral Sclerosis (ALS)

Our MN-166 product candidate is in development for the treatment of ALS. Only one drug, riluzole, is approved for treating ALS, and it has limited efficacy. We are aware of additional compounds in clinical development for the treatment of ALS at other companies including GlaxoSmithKline, BrainStorm Cell Therapeutics Inc. and AB Science.

MN-166 for Drug Addiction

Our MN-166 product candidate has been in development for treatment of opioid withdrawal and methamphetamine addiction. Current treatments for opioid withdrawal symptoms include narcotics such as generic methadone and Reckitt Benckiser Pharmaceuticals, Inc.’s Subutex® (buprenorphine) and Suboxone® (buprenorphine + the opioid antagonist naloxone). Other products approved for opioid dependence include Alkermes’ Vivitrol® (naltrexone monthly injection), Orexo’s Zubsolv® (buprenorphine and naloxone), and BioDelivery Sciences’s Bunavail® (buprenorphine and naloxone). We are aware of additional compounds in development for the treatment of opioid dependence at companies including Titan Pharmaceuticals. Limited non-narcotic drug candidates for opioid withdrawal symptoms exist. Britannia Pharmaceuticals Limited’s BritLofex® (Lofexidine), licensed for development in U.S. clinical trials to US WorldMeds LLC, is an a2 adrenergic receptor agonist like clonidine which may have somewhat less orthostatic hypotension limitations. There are no pharmaceuticals currently approved for the treatment of methamphetamine addiction.

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

MN-001 for Nonalcoholic Steatohepatitis (NASH)

Our MN-001 product candidate is being developed for the treatment of NASH. There are currently no therapeutic products approved for the treatment of NASH. There are ongoing studies to evaluate FDA-approved therapeutics not specifically indicated for NASH (e.g., metformin, rosiglitazone) to determine their safety and efficacy in patients with NASH. We are aware of additional compounds in clinical development for the treatment of NASH at other companies including Intercept Pharmaceuticals, Galectin Therapeutics, La Jolla Pharmaceutical and Raptor Pharmaceuticals.

MN-001 for Idiopathic Pulmonary Fibrosis (IPF)

Our MN-001 product candidate is also being developed for the treatment of IPF. Products approved in the U.S. for treatment of IPF include Roche’s (formerly InterMune) Esbriet® (pirfenidone) and Boehringer Ingelheim’s OFEV® (nintedanib). Other companies working on clinical development programs for treatment of IPF include Gilead Sciences, MedImmune (AstraZeneca), and FibroGen.

MN-029 for Solid Tumor Cancer

Our MN-029 product candidate is being developed for the treatment of solid tumor cancers. Genentech’s Kadcyla®, a HER2-targeted antibody and microtubule inhibitor conjugate, is approved for treatment of patients with HER2-positive metastatic breast cancer who previously were treated with trastuzumab and/or a taxane. Bayer’s Stivarga®, a kinase inhibitor approved for metastatic colorectal cancer, was also approved for patients with advanced, unresectable (not subject to surgical removal) or metastatic gastrointestinal stromal tumor. We are aware of additional compounds in development for the treatment of solid tumor cancers at companies including Eli Lilly & Company, Hoffmann-La Roche and Novartis AG.

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

Employees

We have assembled an experienced and cohesive management and support team, with core competencies in general management, clinical development, regulatory affairs and corporate development. We have 10 full-time employees as of the date of this report. We believe that our relations with our employees are good, and we have no history of work stoppages.

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

We have incurred significant net losses since our inception. For the year ended December 31, 2014, we had a net loss of $9.2 million. At December 31, 2014, from inception, our accumulated deficit was $310.6 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development candidates, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own. As of December 31, 2014, we had available cash and cash equivalents of $11.7 million and working capital of $10.5 million. We expect to have approximately $9.5 million in available cash as of March 31, 2015, and we expect to spend approximately $7.1 million from April 1, 2015 through December 31, 2015 to execute our strategic plan and fund operations. There can be no assurances that there will be adequate financing available to us in the future on acceptable terms, or at all. If we are unable to obtain additional financing, we may have to sell one or more of our programs or cease operations.

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

We expect our research and development expenses to increase in 2015 relative to 2014 as we have increased focus on the development of MN-001 and MN-166 in 2015. Our estimate of cash requirements for future operating expenses assumes that we do not incur significant clinical development expenditures unless we raise additional capital and/or enter into one or more strategic alliances. We do expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing drug products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We currently have no products for sale, and we cannot guarantee that we will ever have any drug products approved for sale. The research, testing, manufacturing, labeling, approval, sales, marketing and distribution of drug products are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries. We are not permitted to market any of our product candidates in the U.S. until we submit and receive approval of a New Drug Application, or NDA, for a product candidate from the FDA or its foreign equivalent from a foreign regulatory authority. Obtaining FDA approval is a lengthy, expensive and uncertain process. The success of our business currently depends primarily on the successful development and commercialization of our MN-166 product candidate, for the treatment of neurological disorders including MS, opioid withdrawal, methamphetamine addiction, chronic MOH and alcohol dependency. This product candidate has not completed the clinical development process, and therefore we have not submitted an NDA or foreign equivalent or received marketing approval. We plan to focus our resources on accelerating and optimizing MN-166 development in collaboration with the investigators conducting multiple grant-funded, proof-of-concept clinical trials.

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

In 2014, we determined to pursue development of MN-001 in NASH. These activities will divert financial and management resources from our other product development activities and may limit our ability to complete or continue those other programs.

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

effective September 27, 2011. The joint venture agreement provides for the joint venture company, Zhejiang Sunmy Bio-Medical Co., Ltd. (“Zhejiang Sunmy”), to develop and commercialize MN-221 in China and search for additional compounds to develop. A sublicense would be required under which Zhejiang Sunmy would license MN-221 from us. In accordance with the joint venture agreement, in March 2012 we paid $680,000 for our 30% interest in Zhejiang Sunmy. The other parties to the joint venture agreement provided funding for their combined 70% interest. In December 2013, the Board of Directors of Zhejiang Sunmy agreed to amend the joint venture agreement to allow for the departure of Zhejiang Medicine Co., Ltd. subject to the approval of the government of the People’s Republic of China. In August 2014, the Chinese government approved the amendment to the joint venture agreement to allow for the departure of Zhejiang Medicine Co., Ltd. As of December 31, 2014, Beijing Medfron Medical Technologies Co., Ltd. and MediciNova each have a 50% interest in Zhejiang Sunmy. No additional capital was contributed by either remaining party. We have not entered into the sublicense of MN-221 with Zhejiang Sunmy as of the date of this report. There is no assurance the sublicense will be executed and there is no assurance that Zhejiang Sunmy will be able to proceed with the development of MN-221 in China.

Zhejiang Sunmy is a variable interest entity for which we are not the primary beneficiary as we do not have a majority of the board seats and we do not have power to direct or significantly influence the actions of the entity. We therefore account for the activities of Zhejiang Sunmy under the equity method whereby we absorb any loss or income generated by Zhejiang Sunmy according to our percentage ownership. At December 31, 2014, we reflect a long-term asset on our consolidated balance sheet which represents our investment in Zhejiang Sunmy, net of our portion of any generated loss or income.

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

Undesirable side effects caused by MN-166 or any other product candidate that we advance into clinical trials could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, or cause us to evaluate the future of our development programs. This, in turn, could prevent us from commercializing the affected product candidate and generating revenues from its sale.

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

The Sarbanes-Oxley Act requires that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Our listing obligations under the JASDAQ Market of the Tokyo Stock Exchange, or TSE, also require that we comply either with Section 404 of the Sarbanes-Oxley Act or equivalent regulations in Japan and we elected to comply with Section 404. As a result, we are required to perform an evaluation of our internal control over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404. We are subject to attestation by our independent registered public accounting firm regarding our internal controls over financial reporting as of December 31, 2014 under Japanese securities laws. Our efforts to comply with Section 404 and related regulations have required, and continue to require, the commitment of significant financial and managerial resources. We cannot be certain that a material weakness will not be identified when we test the effectiveness of our controls in the future. If a material weakness is identified, we could be subject to sanctions or investigations by NASDAQ, the SEC, the TSE or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

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

Despite the listing of our common stock on The NASDAQ Global Market and the JASDAQ Market of the Tokyo Stock Exchange in Japan, trading volume in our securities has been light and an active trading market may not develop for our common stock. In December 2014, our average trading volume was approximately 41,000 shares per day on The NASDAQ Global Market and approximately 193,500 shares per day on the JASDAQ Market.

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like us in particular, have historically been highly volatile and may continue to be highly volatile in the future. For example, since the date of our initial public offering in Japan on February 8, 2005 through December 31, 2014, our common stock has traded as high as approximately $42.00 and as low as approximately $1.30. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

In addition to the risks identified immediately above, the market price of our common stock, and your ability to sell your shares at a profit, or at all, may be affected by the delisting of our shares for failure to meet applicable listing standards. For example, price per share minimums are maintained by The NASDAQ Global Market, and our share price has, in the past, fallen below the required minimum. In addition, JASDAQ Market listing requirements currently mandate that listed companies achieve a profit or positive cash flow from operations within a five-year period. Failure to meet these or other listing requirements for either of the stock exchanges on which our common stock is listed could adversely affect the market price for our common stock and your ability to sell your shares at a profit, or at all.

The sale of additional common stock to Macquarie Capital (USA) Inc. (MCUSA) may cause substantial dilution to our existing stockholders and/or the price of our common stock to decline.

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

Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities if we should desire to do so. In addition, it may be difficult, or even impossible, to find a buyer for shares of our common stock.

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

The following table sets forth the high and low sale prices per share of our common stock as reported on The NASDAQ Global Market.

	Common Stock Price
	High	Low
Fiscal year ended December 31, 2013
First quarter	$3.67	$1.53
Second quarter	$4.70	$2.26
Third quarter	$2.76	$2.25
Fourth quarter	$3.10	$1.91

Fiscal year ended December 31, 2014
First quarter	$5.25	$1.99
Second quarter	$2.25	$1.66
Third quarter	$3.38	$1.86
Fourth quarter	$4.80	$2.82

Holders of Common Stock

As of the date of this filing, there were approximately 8,400 holders of record of our common stock.

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

	Years ended December 31,
	2014	2013
Statements of Operations Data:
Revenues	$—	$6,003
Operating expenses:
Research, development and patents	3,260	3,366
General and administrative	5,963	6,658

Total operating expenses	9,223	10,024

Operating loss	(9,223)	(4,021)
Other expense	(12)	(25)
Interest expense	(1)	—
Other income, net	37	21

Loss before income taxes	(9,199)	(4,025)
Income Taxes	4	(4)

Net loss	(9,195)	(4,029)

Net loss applicable to common stockholders	$(9,195)	$(4,029)

Basic and diluted net loss per share	$(0.38)	$(0.19)

Shares used to compute basic and diluted net loss per share	24,067,781	20,697,440

	As of December 31,
	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$11,669	$6,700
Working capital	10,539	13,922
Total assets	27,273	29,546
Accumulated deficit	(310,582)	(301,387)
Total stockholders’ equity	22,011	25,426

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

We have incurred significant net losses since our inception. For the year ended December 31, 2014, we had a net loss of $9.2 million. At December 31, 2014, from inception, our accumulated deficit was $310.6 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

Our current strategy is to focus our development activities on MN-166 (ibudilast) for neurological disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS) and substance dependence (e.g., methamphetamine dependence, opioid dependence, and alcohol dependence), and MN-001 (tipelukast) for nonalcoholic steatohepatitis (NASH), idiopathic pulmonary fibrosis (IPF) and other fibrotic diseases. Our pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma and MN-029 (denibulin) for solid tumor cancers.

We entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Make-Friend Medicine Technology Co., Ltd. effective September 27, 2011. The joint venture agreement provides for the joint venture company, Zhejiang Sunmy Bio-Medical Co., Ltd. (Zhejiang Sunmy), to develop and commercialize MN-221 in China and search for additional compounds to develop. A sublicense would be required under which Zhejiang Sunmy would license MN-221 from us. In accordance with Zhejiang Sunmy, in March 2012 we paid $680,000 for our 30% interest in Zhejiang Sunmy. The other parties to the joint venture agreement provided funding for their combined 70% interest. In December 2013, the Board of Directors of the Zhejiang Sunmy agreed to amend the joint venture agreement to allow for the departure of Zhejiang Medicine Co., Ltd. subject to the approval of the government of the People’s Republic of China. In August 2014, the Chinese government approved the amendment to the joint venture agreement to allow for the departure of Zhejiang Medicine Co., Ltd. As of December 31, 2014, Beijing Medfron Medical Technologies Co., Ltd. and MediciNova each have a 50% interest in Zhejiang Sunmy. No additional capital was contributed by either remaining party. We have not entered into the sublicense of MN-221 with Zhejiang Sunmy. There is no assurance the sublicense will be executed and there is no assurance that Zhejiang Sunmy will be able to proceed with the development of MN-221 in China.

Zhejiang Sunmy is a variable interest entity for which we are not the primary beneficiary as we do not have a majority of the board seats and we will not have power to direct or significantly influence the actions of the entity. We therefore account for the activities of Zhejiang Sunmy under the equity method whereby we absorb any loss or income generated by Zhejiang Sunmy according to our percentage ownership. At December 31, 2014 we reflect a long-term asset on our consolidated balance sheet which represents our investment in Zhejiang Sunmy, net of our portion of any generated loss or income.

Upon completion of proof-of-concept Phase 2 clinical trials, we intend to enter into strategic alliances with leading pharmaceutical or biotech companies who seek late stage product candidates to support further clinical development and product commercialization. Depending on decisions we may make as to further clinical development, we may seek to raise additional capital. We may also pursue potential partnerships and potential acquirers of license rights to our programs in markets outside the U.S.

Revenues and Cost of Revenues

We did not recognize any revenue for the year ending December 31, 2014 and recognized $6.0 million in revenue for the ended December 31, 2013. In 2013, we recorded $6.0 million in revenues earned through a licensing arrangement held by Avigen, Inc., or Avigen, which we acquired in December 2009. There were no expenses incurred during 2013 related to this milestone.

In October 2011 we entered into an agreement with Kissei to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, we are responsible for all costs incurred and to be incurred in the performance of these services. Certain of the development services were completed in 2013 and 2012, and the remaining services are expected to be delivered and completed at a future date. We assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, which was research and development services. The $2.5 million was initially recorded as deferred revenue. Revenue was recorded in 2014 and 2013 of zero and $3,000, respectively, as the research and development services were delivered. All expenses incurred during 2013 related to these services were recorded as research and development expenses.

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

The following table summarizes our research, development and patent expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Year Ended December 31,
	2014	2013
External development expense:
MN-221	$11	$28
MN-166	1,065	853
MN-001	421	139
MN-029	2	22

Total external development expense	1,499	1,042
R&D personnel expense	1,199	1,459
R&D facility and depreciation expense	47	54
Patent expenses	399	658
Other R&D expense	116	153

Total research, development and patent expense	$3,260	$3,366

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

We intend to advance our diverse MN-166 (ibudilast) program through a combination of investigator-sponsored trials and trials funded through government grants or other grants. In addition to providing drug supply and regulatory support, we are funding portions of the consortium-sponsored trials. For example, we have contributed financially to the Secondary and Primary Progressive Ibudilast NeuroNEXT Trial in Multiple Sclerosis (SPRINT-MS) Phase 2 clinical trial of MN-166 for the treatment of progressive MS, which is primarily funded by the National Institutes of Health (NIH), and are contributing financially to the Carolinas Neuromuscular ALS-MDA Center clinical trial of MN-166 for the treatment of ALS. We intend to enter into additional strategic alliances to support further clinical development of MN-166.

•	Pursue the development of MN-001 for fibrotic diseases including NASH and IPF.

We intend to advance development of MN-001 through a combination of investigator-sponsored trials with or without grant funding as well as trials we may fund.

•	Strategically partner with one or more leading pharmaceutical companies to complete late-stage product development and successfully commercialize our products.

We develop and maintain relationships with pharmaceutical companies that are therapeutic category leaders. Upon completion of proof-of-concept Phase 2 clinical trials, we intend to enter into strategic alliances with leading pharmaceutical companies who seek late-stage product candidates, such as MN-166, MN-221, MN-001 and MN-029, to support further clinical development and product commercialization.

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

Other Income and Expense

Other income primarily consists of interest earned on our cash, cash equivalents and investments. In 2014 and 2013, other expense primarily consists of losses from the joint venture and net foreign exchange losses related to vendor invoices denominated in foreign currencies. We had no outstanding debt and had no interest expense in 2014 or 2013.

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

Stock-Based Compensation

We grant options to purchase our common stock to our employees and directors under our 2013 Stock Incentive Plan. Additionally, we have outstanding stock options that were granted under our Amended and Restated 2004 Stock Incentive Plan. Under our 2007 Employee Stock Purchase Plan, full-time employees are permitted to purchase common stock through payroll deduction at the lower of 85% of fair market value at the beginning of the offering period or the end of each six-month offering period. The benefits provided under all of these plans requires stock-based compensation for an award of equity instruments, including stock options and employee stock purchase rights issued to employees to be recognized as a cost in the consolidated financial statements. The cost of these awards is measured according to the grant date fair value of the stock award and is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. We occasionally issue employee performance-based stock options, the vesting of which is subsequently based on a determination made by our board of directors as to the achievement of certain corporate objectives. The grant date of such awards is the date on which our board of directors makes its determination. For periods preceding the grant date, the cost of these awards is measured according to their fair value at each reporting date. In the absence of an observable market price for the stock award, the grant date fair value of the award would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate.

Valuation of our stock option grants requires us to estimate certain variables, such as estimated volatility and expected life. If any of our estimations change, such changes could have a significant impact on the stock-based compensation amount we recognize.

Goodwill and Purchased Intangibles

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets of acquired businesses. The allocation of purchase price for acquisitions require extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets as a portion of the purchase price can only be allocated to goodwill in a business combination. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets that have finite useful lives require the use of estimates and the exercise of judgment. These judgments can significantly affect our net operating results. We recorded goodwill and in-process research and development, or IPR&D, of $9.6 million and $4.8 million, respectively, as of December 31, 2014 and 2013.

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

Results of Operations

Comparison of the Years ended December 31, 2014 and 2013

Revenues

We did not recognize any revenue for the year ended December 31, 2014. We recognized approximately $6.0 million of revenue for the year ending December 31, 2013 related to a license arrangement acquired in December 2009. There were no expenses incurred during 2013 related to the milestone.

In October 2011 we entered into an agreement with Kissei to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. We assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, which was research and development services. The $2.5 million was initially recorded as deferred revenue. Revenue was recorded in 2014 and 2013 of zero and $3,000, respectively, as the research and development services were delivered.

Research, Development and Patent Expenses

Research, development and patent expenses for the year ended December 31, 2014 were $3.3 million, a decrease of $0.1 million compared to $3.4 million for the year ended December 31, 2013. This decrease in research, development and patent expenses primarily related to a decrease in patent expenses and personnel costs in 2014 as compared to 2013, partially offset by an increase in external development costs associated with MN-166 and MN-001.

General and Administrative

General and administrative expenses for the year ended December 31, 2014 were $6.0 million, a decrease of $0.7 million compared to $6.7 million for the year ended December 31, 2013. The decrease in general and administrative expenses primarily related to a decrease in financial accounting consultation fees and personnel costs due to decreased headcount for 2014 as compared to 2013.

Other Expense

Other expense for the year ended December 31, 2014 was approximately $13,000, as compared to approximately $25,000 for the year ended December 31, 2013. In 2014 and 2013, other expense consisted of losses from the joint venture accounted for under the equity method according to our percentage ownership, and net foreign exchange losses related to vendor invoices denominated in foreign currencies.

Other Income

Other income for the year ended December 31, 2014 was approximately $37,000, as compared to approximately $21,000 for the year ended December 31, 2013. In 2014 and 2013, other income consisted of interest income on our cash and cash equivalents.

Liquidity and Capital Resources

We incurred losses of $9.2 million and $4.0 million for the years ended December 31, 2014, and 2013, respectively. At December 31, 2014, our accumulated deficit was $310.6 million. For the year ended December 31, 2014, net cash of $0.8 million was provided by operating activities. For the year ended December 31, 2013, we used net cash of $10.6 million to fund our operating activities. Our operating losses to date have been funded primarily through the private placement of our equity securities, the public sale of our common stock, long-term debt, development agreements with partners and the exercise of founders’ warrants, net of treasury stock repurchases.

In March 2011 we announced a firm-commitment underwritten public offering of 2,750,000 units at a price of $3.00 per unit for gross proceeds of $8.25 million. Each unit consists of one share of common stock, and a warrant to purchase one share of common stock at an exercise price of $3.56 and expire on March 29, 2016. The shares of common stock and warrants are immediately separable and were issued separately. On March 24, 2011, the underwriter exercised 50,666 units of its 412,500 unit overallotment. Through December 31, 2014 we have generated gross proceeds of $798,031 from the exercise of 224,166 of these warrants. As of December 31, 2014, 2,576,500 of the March 2011 warrants remain exercisable.

In October 2011, pursuant to a stock purchase agreement by and between us and Kissei Pharmaceutical Co., Ltd., or Kissei, Kissei purchased (i) an aggregate of 800,000 shares of our common stock, par value $0.001 per share at a price of $2.50 per share, and (ii) 220,000 shares of our Series B Convertible Preferred Stock, par value $0.01 per share, or Series B Preferred, at a price of $25.00 per share. In October 2011 we received gross proceeds of $7.5 million related to this purchase agreement. The purchase agreement contains a standstill agreement from Kissei that terminates if Kissei beneficially owns less than three percent of our outstanding voting stock. Each share of the Series B Preferred Stock is convertible into 10 shares of common stock. The Series B Preferred ranks pari passu (on an as-if-converted-to-common-stock basis) with the common stock in liquidation and dividend rights. The holders of the Series B Preferred do not have voting rights, however, the consent of holders of a majority of the outstanding Series B Preferred is required for certain actions.

On August 20, 2012, we entered into a common stock purchase agreement with Aspire, pursuant to which we could sell our common stock to Aspire from time to time, up to an aggregate of $20 million of our common stock over the two-year term of the agreement, including $1 million in common stock purchased by Aspire in connection with execution of the agreement. The common stock purchase agreement with Aspire was terminated on October 17, 2013, and as of such date, we had completed sales to Aspire totaling 2,504,532 shares of common stock at prices ranging from $1.60 to $3.82 per share, generating gross proceeds of $5.4 million.

On May 9, 2013, we entered into a Securities Purchase Agreement with certain accredited investors pursuant to which we agreed to sell to the investors 1,158,730 shares of our common stock at a price of $3.15 per share and warrants to purchase an aggregate of 869,047 shares of our common stock with an exercise price of $3.15 per share (the “Private Placement”). The Private Placement closed on May 14, 2013. The warrants will expire on May 9, 2018 and may be exercised for cash or, if the current market price of our common stock is greater than the per share exercise price, by surrender of a portion of the warrant in a cashless exercise. The aggregate purchase price for the shares and the warrants sold in the Private Placement was $3.7 million and associated expenses incurred were $0.3 million. In connection with the purchase by one investor of 158,730 shares of our common stock and a warrant to purchase 119,047 shares of our common stock, on May 29, 2013 the investor provided $51,389 additional consideration for the shares and the warrant, and we entered into an amendment to the warrant with the investor to reflect an exercise price of $3.38 per share. Through December 31, 2014, none of these warrants have been exercised and 869,047 of these warrants remain outstanding.

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

On October 16, 2013, we entered into a second at-the-market equity distribution agreement with MCUSA pursuant to which we may sell our common stock through MCUSA from time to time up to an aggregate offering price of $10.0 million. Under the terms of this agreement, unless otherwise mutually agreed, no daily sale of an amount of shares of our common stock is to exceed the lower of $50,000 or 10% of the lower of the 5-day or 3-month average daily traded value of our common stock on NASDAQ (unless 10% of the lower of the 5-day or 3-month average daily traded value of our common stock on the JASDAQ Market of the Tokyo Stock Exchange (“TSE”) is greater, in which case the value from the TSE will be used) as of the date of the applicable issuance notice. The price per share is not to be less than the greater of $1.29 or the last available closing price of a share of common stock on NASDAQ. MCUSA agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices and applicable laws, rules and regulations to sell shares of our common stock and is to sell such shares by any method permitted by law deemed to be “at the market.” We agreed to pay MCUSA an aggregate commission rate of 7.0% of the gross proceeds of any common stock sold under this agreement. MCUSA is under no obligation to purchase shares pursuant to this agreement and there are no assurances that MCUSA will be successful in selling shares. Our proceeds will depend on the number of shares of our common stock sold to MCUSA and the per share purchase price of each transaction. The agreement with MCUSA provides both MCUSA and us the right to terminate the agreement in our sole discretion upon giving five business days written notice. As of December 31, 2014, we have generated gross and net proceeds of $4.4 million and $3.8 million, respectively, under this agreement on sales of 1,902,500 shares of our common stock at prices ranging from $2.01 to $3.64 per share. Between October 16, 2013 and the date of this report, we have generated gross and net proceeds of $5.1 million and $4.4 million, respectively, on the sale of 2,082,500 shares of our common stock under the at-the-market equity distribution agreement with MCUSA, including gross and net proceeds of $0.7 million and $0.6 million, respectively, on the sale of 180,000 shares of our common stock subsequent to December 31, 2014. We expect to sell additional shares under this agreement during 2015.

As of December 31, 2014, we had available cash and cash equivalents of $11.7 million and working capital of $10.5 million. We expect to have approximately $9.5 million in available cash as of March 31, 2015, and we expect to spend approximately $7.1 million from April 1, 2015 through December 31, 2015 to execute our strategic plan and fund operations. As of the date of this report, we believe we have working capital sufficient to fund operations through March 31, 2016. We are also pursuing other opportunities to raise capital through the sale of our common stock or through other strategic initiatives. We believe certain of our outstanding warrants may provide a source of additional capital including, as of December 31, 2014, 2,576,500 outstanding warrants with an exercise price of $3.56 and an expiration date of March 2016, 750,000 outstanding warrants with an exercise price of $3.15 and an expiration date of May 2018, and 119,047 outstanding warrants with an exercise price of $3.38 and an expiration date of May 2018. These warrants could provide gross proceeds of $11.9 million if exercised. There can be no assurances that any of our outstanding warrants will be exercised, or that there will be adequate financing available to us on acceptable terms, or at all. If we are unable to obtain additional financing, we may have to sell one or more of our programs or cease operations.

Our future funding requirements will depend on many factors, including, but not limited to:

•	progress in, and the costs of, future planned clinical trials and other research and development activities;

•	the scope, prioritization and number of our product development programs;

•	our obligations under our license agreements, pursuant to which we may be required to make future milestone payments upon the achievement of various milestones related to clinical, regulatory or commercial events;

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements, and to complete acquisitions of additional product candidates;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs of securing manufacturing arrangements for clinical or commercial production of our product candidates;

•	the costs associated with expanding our management, personnel, systems and facilities;

•	the costs associated with any litigation;

•	the costs associated with the operations or wind-down of any business we may acquire;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights; and

•	the costs of establishing or contracting for sales and marketing capabilities and commercialization activities if we obtain regulatory approval to market our product candidates.

Other Significant Contractual Obligations

The following summarizes our scheduled long-term contractual obligations that may affect our future liquidity as of December 31, 2014 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$512	$202	$310	$—	$—
Research and development services(1)	$2,351	$—	$2,351	—	—

Total(2)	$2,863	$202	$2,661	$—	$—

(1)	In October 2011, we entered into an agreement with Kissei to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. We are responsible for all costs to be incurred in the performance of these services. The estimated remaining costs to be incurred in the performance of all such remaining services are included above.

(2)	We also enter into agreements with third parties to conduct our clinical trials, manufacture our product candidates, and perform data collection, analysis and other services in connection with our product development programs. As our payment obligations under these agreements depend upon the progress of our product development programs, we are unable at this time to estimate the future costs we might incur under these agreements.

Off-Balance Sheet Arrangements

At December 31, 2014, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of MediciNova, Inc.

We have audited the accompanying consolidated balance sheets of MediciNova, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MediciNova, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MediciNova, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 12, 2015

MEDICINOVA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$11,669,435	$6,700,493
Receivable	—	6,008,553
Prepaid expense and other current assets	463,486	1,673,560

Total current assets	12,132,921	14,382,606
Goodwill	9,600,241	9,600,241
In-process research and development	4,800,000	4,800,000
Investment in joint venture	684,789	680,982
Property and equipment, net	44,844	82,414
Long-term deposits	10,699	—

Total assets	$27,273,494	$29,546,243

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$461,970	$33,894
Accrued expenses and other current liabilities	345,530	240,148
Accrued compensation and other related expenses	786,494	186,393

Total current liabilities	1,593,994	460,435
Long-term deferred rent and lease liability	18,748	9,889
Deferred tax liability	1,956,000	1,956,000
Long-term deferred revenue	1,694,163	1,694,163

Total liabilities	5,262,905	4,120,487
Stockholders’ equity:
Preferred stock, $0.01 par value; 3,000,000 shares authorized at December 31, 2014 and 2013; 220,000 shares issued and outstanding at December 31, 2014 and 2013	2,200	2,200
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2014 and 2013; 24,436,317 and 22,495,443 shares issued and outstanding at December 31, 2014 and 2013, respectively	24,437	22,495
Additional paid-in capital	332,666,935	326,868,578
Accumulated other comprehensive loss	(100,977)	(80,803)
Accumulated deficit	(310,582,006)	(301,386,714)

Total stockholders’ equity	22,010,589	25,425,756

Total liabilities and stockholders’ equity	$27,273,494	$29,546,243

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
	2014	2013
Revenues:
License revenue	$—	$6,000,000
Research and development service revenue	—	3,257
Operating expenses:
Research, development and patents	3,259,694	3,365,808
General and administrative	5,963,317	6,657,989

Total operating expenses	9,223,011	10,023,797

Operating loss	(9,223,011)	(4,020,540)
Other expense	(12,518)	(24,518)
Interest expense	(628)	—
Other income	36,893	20,565

Loss before income taxes	(9,199,264)	(4,024,493)
Income tax benefit (expense)	3,972	(4,035)

Net loss applicable to common shareholders	(9,195,292)	(4,028,528)

Basic and diluted net loss per common share	$(0.38)	$(0.19)
Shares used to compute basic and diluted net loss per share	24,067,781	20,697,440
Net loss applicable to common stockholders	$(9,195,292)	$(4,028,528)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(20,174)	(12,846)

Comprehensive loss	$(9,215,466)	$(4,041,374)

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional paid-in capital	Treasury Stock	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	220,000	$2,200	17,407,311	$17,407	$312,293,225	$(44,705)	$(67,957)	$(297,320,178)	$14,879,992
Employee stock-based compensation	—	—	—	—	1,216,444	—	—	—	1,216,444
Option exercises	—	—	79,462	79	193,872	—	—	—	193,951
Issuance of shares under an employee stock purchase plan	—	—	26,065	26	49,764	44,705	—	(38,008)	56,487
Issuance of common stock under securities purchase agreements	—	—	4,860,939	4,861	12,682,264	—	—	—	12,687,125
Warrant exercises	—	—	121,666	122	433,009	—	—	—	433,131
Net loss	—	—	—	—	—	—	—	(4,028,528)	(4,028,528)
Foreign currency translation adjustments	—	—	—	—	—	—	(12,846)	—	(12,846)

Balance at December 31, 2013	220,000	2,200	22,495,443	22,495	326,868,578	—	(80,803)	(301,386,714)	25,425,756
Employee stock-based compensation	—	—	—	—	1,638,038	—	—	—	1,638,038
Option exercises	—	—	20,000	20	51,330	—	—	—	51,350
Issuance of shares under an employee stock purchase plan	—	—	33,374	34	60,422	—	—	—	60,456
Issuance of common stock under securities purchase agreements	—	—	1,785,000	1,785	3,683,770	—	—	—	3,685,555
Warrant exercises	—	—	102,500	103	364,797	—	—	—	364,900
Net loss	—	—	—	—	—	—	—	(9,195,292)	(9,195,292)
Foreign currency translation adjustments	—	—	—	—	—	—	(20,174)	—	(20,174)

Balance at December 31, 2014	220,000	$2,200	24,436,317	$24,437	$332,666,935	$—	$(100,977)	$(310,582,006)	$22,010,589

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2014	2013
Operating activities:
Net loss	$(9,195,292)	$(4,028,528)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash stock-based compensation	1,638,038	1,216,444
Amortization of Kissei upfront payment	—	(3,257)
Depreciation and amortization	40,186	100,487
Gain on disposal of assets	—	(4,307)
Tax benefit from fluctuations in other comprehensive income	(9,557)	—
Change in value of equity method investment	(3,807)	(13,778)
Changes in assets and liabilities:
Prepaid expenses and other assets	1,186,352	(1,353,334)
Receivables	6,008,553	(6,008,553)
Accounts payable, income tax payable, accrued expenses and deferred rent	551,955	(509,900)
Accrued compensation and related expenses	600,101	(41,730)

Net cash provided by (used in) operating activities	816,529	(10,646,456)

Investing activities:
Acquisitions of property and equipment	(3,523)	(41,554)
Proceeds from sales of property and equipment	—	4,800

Net cash used in investing activities	(3,523)	(36,754)

Financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	3,797,361	13,363,997
Net proceeds from issuance of Treasury Stock under ESPP	—	6,697
Proceeds from warrant exercises	364,900	—

Net cash provided by financing activities	4,162,261	13,370,694

Effects of foreign exchange on cash	(6,325)	2,479
Net increase (decrease) in cash and cash equivalents	4,968,942	2,689,963
Cash and cash equivalents, beginning of period	6,700,493	4,010,530

Cash and cash equivalents, end of period	$11,669,435	$6,700,493

Supplemental disclosure of cash flow information:
Income taxes paid	$5,562	$6,354

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

The Company was incorporated in the state of Delaware in September 2000 and is a public company. The Company’s common stock is listed in both the U.S. and Japan and trades on The NASDAQ Global Market and the JASDAQ Market of the Tokyo Stock Exchange. The Company is a biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of serious diseases with unmet medical needs with a commercial focus on the U.S. market. The Company’s current strategy is to focus our development activities on MN-166 (ibudilast) for neurological disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS) and substance dependence (e.g., methamphetamine dependence, opioid dependence, and alcohol dependence), and MN-001 (tipelukast) for nonalcoholic steatohepatitis (NASH), idiopathic pulmonary fibrosis (IPF) and other fibrotic diseases. The Company’s pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma and MN-029 (denibulin) for solid tumor cancers.

As of December 31, 2014, the Company had available cash and cash equivalents of $11.7 million and working capital of $10.5 million.

Principles of Consolidation

The consolidated financial statements include the accounts of MediciNova, Inc. and its wholly-owned subsidiaries MediciNova (Europe) Limited, MediciNova Japan, Inc. and Avigen, Inc. All intercompany transactions and balances are eliminated in consolidation. MediciNova (Europe) Limited was incorporated under the laws of England in 2006. As of December 31, 2014, there have been no significant transactions related to MediciNova (Europe) Limited. MediciNova Japan, Inc. was incorporated in Japan in 2007. On December 18, 2009, the Company acquired Avigen, Inc., a Delaware corporation (Avigen), and it became a wholly-owned subsidiary.

Segment Reporting

The Company operates in a single industry segment – the acquisition and development of small molecule therapeutics for the treatment of serious diseases with unmet medical needs.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and other highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents at December 31, 2014 consisted of money market funds.

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

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $2.9 million and $2.7 million for the years ended December 31, 2014 and 2013, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents on developments in Research, Development and Patents expenses. Such patent-related expenses totaled $0.4 million and $0.7 million for the years ended December 31, 2014 and 2013, respectively.

Stock-Based Compensation

The Company estimates the fair value of stock options using the Black-Scholes option pricing model on the date of grant. The fair value of equity instruments expected to vest are recognized and amortized on a straight-line basis over the requisite service period of the award, which is generally three to four years; however, the Company’s equity compensation plans provide for any vesting schedule as the board may deem appropriate.

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

Potentially dilutive outstanding securities excluded from diluted net loss per common share because of their anti-dilutive effect:

	December 31,
	2014	2013
Convertible preferred stock, as converted	2,200,000	2,200,000
Stock options	3,447,969	3,217,043
Warrants	3,658,567	3,761,067

Total	9,306,536	9,178,110

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for said goods or services. The Company is required to adopt the amendments beginning in 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact these amendments will have on its consolidated financial statements.

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

Kissei Pharmaceutical Co., Ltd

In October 2011, the Company entered into an agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement the Company is responsible for all costs to be incurred in the performance of these services. Certain of these research and development services were completed in 2013 and 2012, and the remaining services are expected to be delivered and completed after 2014. The Company assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, research and development services. As such, revenue is being recognizing as the research and development services are performed. The amount received from Kissei, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue and will be recognized as revenue as the remaining services are performed. Revenue recorded was zero and $3,000 in 2014 and 2013, respectively.

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

Cash equivalents, including money market accounts of $11.5 million and $6.0 million measured at fair value as of December 31, 2014 and 2013, respectively, are classified within Level 1.

4. Balance Sheet Details

Property and Equipment

Property and equipment, net, consist of the following:

	December 31,
	2014	2013
Leasehold improvements	$14,787	$16,854
Furniture and equipment	253,350	257,945
Software	238,655	238,808

	506,792	513,607
Less accumulated depreciation and amortization	(461,948)	(431,193)

	$44,844	$82,414

Depreciation expense	$40,186	$36,655

The Company uses the straight-line method to record depreciation expense.

Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2014	2013
Research and development costs	$151,126	$99,846
Professional services fees	66,761	38,208
Other	127,643	102,094

	$345,530	$240,148

5. Related Party Transactions

On October 13, 2011, the Company entered into a services agreement with Kissei to perform two separate studies relating to MN-221 in exchange for $2.5 million paid to the Company in October 2011. The Company is responsible for all costs to be incurred in the performance of these studies. The amount received from Kissei, net of the amount recorded as revenue through December 31, 2014, is included on the balance sheet at December 31, 2014 as deferred revenue and will be recognized as revenue in future periods as the Company performs the remaining services.

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

6. Commitments and Contingencies

Lease Commitments

The Company subleases its office space under an operating lease with an initial term of four years and nine months, expiring in November 2017. Rent expense for the years ended December 31, 2014 and 2013 was $231,143 and $259,690, respectively. The difference between the minimum lease payments and the straight-line amount of total rent expense is recorded as deferred rent. Deferred rent at December 31, 2014 and 2013 was $16,536 and $9,889, respectively.

As of December 31, 2014, the total estimated future annual minimum lease payments under the Company’s non-cancelable building and copier leases for the years ending after December 31, 2014 are as follows:

Years ending December 31:
2015	$202,147
2016	168,403
2017	140,638
2018	1,029
2019	86

Total minimum payments	$512,303

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

No amounts have been expended under these agreements during the years ended December 31, 2014 or 2013. For products currently in development, future potential milestone payments based on product development are $10.0 million as of December 31, 2014. For all other products, future potential milestone payments related to development milestones and commercialization milestones totaled $50.8 million as of December 31, 2014. There are no minimum royalties required under any of the license agreements. The Company is unable to estimate with certainty the timing on when these milestone payments will occur as these payments are dependent upon the progress of the Company’s product development programs.

Legal Proceedings

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any such proceedings or claims that it believes will have, individually or in aggregate, a material adverse effect on its business, financial condition or results of operations.

7. Joint Venture

The Company entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Medfron Medical Technologies Co., Ltd. (formerly Beijing Make-Friend Medicine Technology Co., Ltd.) effective September 27, 2011. The joint venture agreement provides for the joint venture company, Zhejiang Sunmy Bio-Medical Co., Ltd. (Zhejiang Sunmy), to develop and commercialize MN-221 in China and pursue additional compounds to develop. A sublicense agreement would be required under which Zhejiang Sunmy would license MN-221 from the Company and, as of the date of this filing, no such sublicense agreement has been entered into. In accordance with the joint venture agreement, in March 2012 the Company paid $680,000 for a 30% interest in Zhejiang Sunmy. The other parties to the joint venture agreement provided funding for their combined 70% interest. In December 2013, the Board of Directors of Zhejiang Sunmy agreed to amend the joint venture agreement to allow for the departure of Zhejiang Medicine Co., Ltd. subject to the approval of the government of the People’s Republic of China. In August 2014, the Chinese government approved the amendment to the joint venture agreement to allow for the departure of Zhejiang Medicine Co., Ltd. As of December 31, 2014, Beijing Medfron Medical Technologies Co., Ltd. and MediciNova each have a 50% interest in Zhejiang Sunmy. No additional capital was contributed by either remaining party.

Zhejiang Sunmy is a variable interest entity for which the Company is not the primary beneficiary as the Company does not have a majority of the board seats and does not have power to direct or significantly influence the actions of the entity. The activities of Zhejiang Sunmy are accounted for under the equity method whereby the Company absorbs any loss or income generated by Zhejiang Sunmy according to the Company’s percentage ownership. At December 31, 2014, the investment is reflected as a long-term asset on the Company’s consolidated balance sheet which represents the investment in Zhejiang Sunmy, net of the Company’s portion of any generated loss or income.

8. Stock-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan, or 2013 Plan, under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan, or 2004 Plan. A total of 2,500,000 shares of common stock were initially reserved for issuance under the 2013 Plan, plus “returning shares” that may become available from time to time. “Returning shares” are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2004 Plan, all outstanding stock awards granted under the 2004 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan. As of December 31, 2014, 2,359,825 options remain available for future grant under the 2013 Plan.

Stock Options

Options granted under the 2013 Plan and 2004 Plan have terms of ten years from the date of grant and generally vest over a three or four year period.

The exercise price of all options granted during the years ended December 31, 2014 and 2013 was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of December 31, 2014 is as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2014	3,217,043	$5.06
Granted	300,000	$3.90
Exercised	(20,000)	$2.57
Cancelled	(49,074)	$3.30

Outstanding at December 31, 2014	3,447,969	$5.00	6.08	$800,281

Exercisable at December 31, 2014	3,008,317	$5.26	5.66	$721,221

The aggregate intrinsic value of options exercised during 2014 and 2013 was $8,485 and $63,704, respectively. During the year ended December 31, 2014, there were 20,000 stock options exercised, from which proceeds of $51,350 was received. During the years ended December 31, 2014 and 2013, options to purchase 300,000 and 1,608,000 shares of common stock, respectively, were granted.

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

For the year ended December 31, 2014, an aggregate of 33,374 shares were issued under the ESPP, leaving 215,953 shares available for future issuance.

Compensation Expense

The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Year Ended December 31,
	2014	2013
Stock Options
Risk-free interest rate	1.19%	1.02%
Expected volatility of common stock	76.42%	84.80%
Dividend yield	0.00%	0.00%
Expected option term (in years)	4.35	5.68

The estimated fair value of employee stock purchase rights under the Company’s ESPP was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Year Ended December 31,
	2014	2013
Employee Stock Purchase Plan
Risk-free interest rate	0.05%	0.15%
Expected volatility of common stock	62.65%	89.66%
Dividend yield	0.00%	0.00%
Expected option term (in years)	0.5	0.5

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

The weighted-average fair value of each stock option granted during the years ended December 31, 2014 and 2013, estimated as of the grant date using the Black-Scholes option valuation model, was $1.58 per option and $2.37 per option, respectively.

Stock-based compensation expense for stock option awards and ESPP shares are reflected in total operating expense for each respective year. For the years ended December 31, 2014 and 2013, stock-based compensation expense related to stock options and the ESPP was $1.6 million and $1.2 million, respectively, and was recorded as a component of general and administrative expense ($1.2 million and $0.8 million, respectively) and research and development expense ($0.4 million and $0.4 million, respectively).

As of December 31, 2014, there was $1.0 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 2.1 years, on a straight-line basis.

9. Stockholders’ Equity

March 2011 Unit Offering

In March 2011 we announced a firm-commitment underwritten public offering of 2,750,000 units at a price of $3.00 per unit for gross proceeds of $8.25 million. Each unit consists of one share of common stock, and a warrant to purchase one share of common stock at an exercise price of $3.56 and expire on March 29, 2016. The shares of common stock and warrants are immediately separable and were issued separately. On March 24, 2011, the underwriter exercised 50,666 units of its 412,500 unit overallotment. Through December 31, 2014 we have generated gross proceeds of $798,031 from the exercise of 224,166 of these warrants. As of December 31, 2014, 2,576,500 of the March 2011 warrants remain exercisable.

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

On October 16, 2013, the Company entered into a second at-the-market equity distribution agreement with MCUSA pursuant to which the Company may sell common stock through MCUSA from time to time up to an aggregate offering price of $10.0 million. Under the terms of this agreement, unless otherwise mutually agreed, no daily sale of an amount of shares of the Company’s common stock is to exceed the lower of $50,000 or 10% of the lower of the 5-day or 3-month average daily traded value of the Company’s common stock on NASDAQ (unless 10% of the lower of the 5-day or 3-month average daily traded value of the Company’s common stock on the JASDAQ Market of the Tokyo Stock Exchange (“TSE”) is greater, in which case the value from the TSE will be used) as of the date of the applicable issuance notice. The price per share is not to be less than the greater of $1.29 or the last available closing price of a share of the Company’s common stock on NASDAQ. MCUSA agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices and applicable laws, rules and regulations to sell shares of the Company’s common stock and is to sell such shares by any method permitted by law deemed to be “at the market.” The Company agreed to pay MCUSA an aggregate commission rate of 7.0% of the gross proceeds of any common stock sold under this agreement. MCUSA is under no obligation to purchase shares pursuant to this agreement and there are no assurances that MCUSA will be successful in selling shares. Proceeds from sales of common stock will depend on the number of shares of common stock sold to MCUSA and the per share purchase price of each transaction. The agreement with MCUSA provides both MCUSA and the Company the right to terminate the agreement in our sole discretion upon giving five business days written notice. As of December 31, 2014, the Company has generated gross and net proceeds of $4.4 million and $3.8 million, respectively, under this agreement on sales of 1,902,500 shares of the Company’s common stock at prices ranging from $2.01 to $3.64 per share. Between October 16, 2013 and the date of this report, the Company has generated gross and net proceeds of $5.1 million and $4.4 million, respectively, on the sale of 2,082,500 shares of the Company’s common stock under the at-the-market equity distribution agreement with MCUSA, including gross and net proceeds of $0.7 million and $0.6 million, respectively, on the sale of 180,000 shares of common stock subsequent to December 31, 2014.

Warrant for Services

On August 22, 2012, the Company issued a warrant in exchange for investor relations services to purchase up to 130,000 of common stock of the Company at a price of $1.88 per share, the closing price of the Company’s common stock on that date. The warrant contained provisions whereby it became exercisable for a specified number of shares of common stock as a result of the stock achieving certain share price targets within a 15-month period beginning on August 22, 2012. As of December 31, 2014, the warrant was exercisable for 15,000 shares, and no further shares will vest. The warrant expires five years from the date of issuance. The warrant was valued at its fair value of approximately $100,000 on August 22, 2012, is classified as equity and was amortized over the one-year period beginning August 22, 2012.

Securities Purchase Agreement

On May 9, 2013, the Company entered into a Securities Purchase Agreement with certain accredited investors (the “Purchase Agreement”) pursuant to which the Company agreed to sell to the investors 1,158,730 shares of the Company’s common stock at a price of $3.15 per share and warrants to purchase an aggregate of 869,047 shares of the Company’s common stock with an exercise price of $3.15 per share (the “Private Placement”). The Private Placement closed on May 14, 2013. The warrants will expire on May 9, 2018 and may be exercised for cash or, if the current market price of common stock of the Company is greater than the per share exercise price, by surrender of a portion of the warrant in a cashless exercise. The aggregate purchase price for the shares and the warrants sold in the Private Placement was $3.7 million and associated expenses incurred were $0.3 million. In connection with the purchase by one investor of 158,730 shares of common stock and a warrant to purchase 119,047 shares of common stock, on May 29, 2013 the investor provided $51,389 additional consideration for the shares and the warrant, and the Company entered into an amendment to the warrant with the investor to reflect an exercise price of $3.38 per share. Through December 31, 2014, none of these warrants have been exercised and 869,047 of these warrants remain outstanding.

The net proceeds for the shares and the warrants sold in the Private Placement of $3.4 million were allocated based on the relative fair value of each instrument. The fair value of the shares was based on the closing price of the Company’s common stock on May 9, 2013, and the fair value of the warrants based on a Black-Scholes valuation model.

Common Stock Reserved for Future Issuance

The following table summarizes common stock reserved for future issuance at December 31, 2014:

Common Stock reserved for issuance upon conversion of Series B Convertible Preferred Stock	2,200,000
Common Stock reserved for issuance under the ESPP	215,953
Common stock reserved for issuance upon exercise of warrants outstanding	3,658,567
Common stock reserved for issuance upon exercise of options outstanding (under the 2004 Plan and 2013 Plan)	3,447,969
Common stock reserved for future equity awards (under the 2013 Plan)	2,359,825

11,882,314

10. Income Taxes

A reconciliation of income (loss) before income taxes for domestic and foreign locations for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,
	2014	2013
United States	$(9,227,509)	$(4,048,522)
Foreign	28,245	24,029

Loss before income taxes	$(9,199,264)	$(4,024,493)

A reconciliation of income tax expense for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,
Current:	2014	2013
Federal	$(7,517)	$—
State	(2,082)	—
Foreign	5,627	4,035

Total current income tax expense (benefit)	(3,972)	4,035

Deferred:
Federal	—	—
State	—	—
Foreign	—	—

Total deferred income tax expense	—	—

Total income tax expense (benefit)	$(3,972)	$4,035

The significant components of deferred income taxes at December 31, 2014 and 2013 are as follows:

	Year Ended December 31,
Deferred tax assets:	2014	2013
Net operating loss carryforwards	$87,370,000	$84,537,000
Capitalized licenses	1,330,000	1,576,000
Research tax credits	7,557,000	7,448,000
Stock options	2,145,000	1,763,000
Other, net	1,448,000	1,454,000

Total deferred tax assets	99,850,000	96,778,000

Deferred tax liabilities
In process R&D	(1,956,000)	(1,956,000)

Total deferred tax liabilities	(1,956,000)	(1,956,000)

Net deferred tax assets	97,894,000	94,822,000
Valuation allowance	(99,850,000)	(96,778,000)

Net deferred tax liability	$(1,956,000)	$(1,956,000)

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

At December 31, 2014, the Company has federal and California net operating losses, or NOL, carryforwards of approximately $215.8 million and $206.2 million, respectively. The federal NOL carryforwards begin to expire in 2020, and the California NOL carryforwards continue to expire in 2015. The Company expects that $99.7 million in California NOL carryforwards will expire by 2017 and the remaining $106.5 million in California NOL carryforwards will begin to expire in 2028. At December 31, 2014, the Company also had federal and California research tax credit carryforwards of approximately $6.5 million and $1.6 million, respectively. The federal research tax credit carryforwards begin to expire in 2024, and the California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized. At December 31, 2014, the Company has both federal and California capital loss carryovers of approximately $1.7 million. The federal and California capital loss carryovers expire in 2015.

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

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2014	2013
Federal statutory income tax rate	35.0%	35.0%
State income taxes, net of federal benefit	5.3	3.6
Tax credits	1.2	7.5
Change in valuation allowance	(33.4)	(63.7)
Permanent differences	(0.1)	(0.3)
Expiration of attributes	(5.4)	—
Stock compensation	(2.6)	20.0
Other	—	(2.2)

Provision for income taxes	0.0%	(0.1)%

The Company files income tax returns in the United States, California and foreign jurisdictions. Due to the Company’s losses incurred, the Company is essentially subject to income tax examination by tax authorities from inception to date. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2014, there are no unrecognized tax benefits, and there are not significant accruals for interest related to unrecognized tax benefits or tax penalties.

11. Employee Savings Plan

The Company has an employee savings plan available to substantially all employees. Under the plan, an employee may elect salary reductions which are contributed to the plan. The plan provides for discretionary contributions by us, which totaled $63,935 and $87,710 for the years ended December 31, 2014 and 2013.

12. Quarterly Financial Data (Unaudited)

The following table presents certain quarterly financial data for eight consecutive quarters ended December 31, 2014. The unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all adjustments, necessary for a fair presentation of this data (in thousands, except per share data). As the shares of Series B Convertible Preferred Stock participate equally with the common shares upon payment of dividends, the two-class method is not applicable in the calculation of earnings per share for the fourth quarter of 2013 when net income was recorded.

	Year Ended December 31, 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$—	$—	$—	$—
Total operating expenses	2,364	2,131	2,345	2,383
Net loss	(2,352)	(2,122)	(2,340)	(2,381)
Net loss applicable to common stockholders	(2,352)	(2,122)	(2,340)	(2,381)
Basic and diluted net loss per common share(1)	(0.10)	(0.09)	(0.10)	(0.10)

	Year Ended December 31, 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$3	$—	$—	$6,000
Total operating expenses	2,421	2,788	2,242	2,573
Net income (loss)	(2,419)	(2,786)	(2,237)	3,413
Net income (loss) applicable to common stockholders	(2,419)	(2,786)	(2,237)	3,413
Basic net income (loss) per common share(1)	(0.14)	(0.14)	(0.10)	0.15
Diluted net income (loss) per common share(1)	(0.14)	(0.14)	(0.10)	0.14

(1)	Income and loss per share is computed independently for each of the quarters presented. The sum of the quarterly net income and loss per share will not necessarily equal the total for the year.

13. Subsequent Events

Subsequent to December 31, 2014 through the date of this report, the Company generated gross and net proceeds of $0.7 million and $0.6 million, respectively, on the sale of 180,000 shares of common stock under the second at-the-market equity distribution agreement with MCUSA.

On March 5, 2015, the Company received a $100,000 payment from a vendor to offset the costs of manufactured drug product that was inadvertently destroyed by the vendor.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2014.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of MediciNova, Inc.

We have audited MediciNova, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). MediciNova, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MediciNova, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MediciNova, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2014 of MediciNova, Inc. and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 12, 2015

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be contained in the sections titled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance, “Corporate Governance,” “Meetings and Committees of the Board, and “Executive Officers” in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the conclusion of our fiscal year ended December 31, 2014 and is incorporated in this Annual Report on Form 10-K by reference.

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

The following table provides information as of December 31, 2014 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders(1)	3,447,969	$5.00	2,575,778
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	3,447,969	$5.00	2,575,778

(1)	Consists of the Amended and Restated 2004 Stock Incentive Plan, the 2013 Equity Incentive Plan and the 2007 Employee Stock Purchase Plan, or ESPP. Under the ESPP, the shares reserved automatically increase by a number equal to the lesser of: (i) 15,000 shares; (ii) 1% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year; or (iii) such lesser amount as determined by the Board.

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

1. Financial Statements. The following financial statements of MediciNova, Inc. and Report of Ernst & Young LLP, an independent registered public accounting firm, are included in this Annual Report on Form 10-K:

2. Financial Statement Schedules. None.

3. Exhibits.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-119433) filed October 1, 2004).

3.3	Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed September 27, 2011).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-33185) filed February 15, 2007).

4.2	Amended and Restated Registration Rights Agreement, dated September 2, 2004, by and among the Registrant, its founders and the investors named therein (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-119433) filed October 1, 2004).

4.3	Warrant, dated May 10, 2010, issued to Oxford Finance Corporation (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed May 14, 2010).

4.4	Form of Warrant to Purchase Common Stock, dated March 29, 2011 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report 8-K filed March 24, 2011).

4.5	Warrant, dated August 22, 2012, issued to Redington, Inc., as amended (incorporated by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2012).

4.6	Form of Warrant to Purchase Common Stock, dated May 14, 2013, issued to Samurai Investments San Diego LLC and Fountain Erika LLC (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed May 10, 2013).

4.7	Amendment No. 1 to Warrant, dated May 29, 2013, entered into between the Registrant and Fountain Erika LLC (incorporated by reference to Exhibit 4.8 of the Registrant’s Annual Report on Form 10-K filed March 27, 2014).

Exhibit Number	Description
10.1*	Amended and Restated 2004 Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K filed March 29, 2012).

10.2*	Form of Indemnity Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K filed March 28, 2013).

10.3†	License Agreement, dated March 14, 2002, between the Registrant and Kyorin Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-119433), originally filed on October 1, 2004).

10.4†	License Agreement, dated June 19, 2002, between the Registrant and Angiogene Pharmaceuticals, Ltd. (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-119433), originally filed on October 1, 2004).

10.5†	Exclusive License Agreement, dated February 25, 2004, between the Registrant and Kissei Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-119433), originally filed on October 1, 2004).

10.6†	License Agreement, dated April 27, 2004, between the Registrant and Mitsubishi Tanabe Pharma Corporation (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-119433), originally filed on October 1, 2004).

10.7†	License Agreement, dated October 22, 2004, between the Registrant and Kyorin Pharmaceutical Co., Ltd., (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-119433), originally filed on October 1, 2004).

10.8†	License Agreement, dated December 8, 2004, between the Registrant and Mitsubishi Tanabe Pharma Corporation (incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-119433), originally filed on October 1, 2004).

10.9*	Employment Agreement, dated September 1, 2006, between the Registrant and Masatsune Okajima (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K (File No. 001-33185) filed February 15, 2007).

10.10†	License Agreement, dated October 31, 2006, by and between the Registrant and Meiji Seika Kaisha, Ltd. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-51133) filed November 2, 2006).

10.11†	License Agreement, dated October 31, 2006, by and between the Registrant and Meiji Seika Kaisha, Ltd. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-51133) filed November 2, 2006).

10.12*	Executive Employment Agreement, dated April 1, 2007, between the Registrant and Yuichi Iwaki, M.D., Ph.D. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed April 4, 2007).

10.13*	2007 Employee Stock Purchase Plan of the Registrant (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-33185) filed March 13, 2007).

10.14†	Development and Supply Agreement, dated as of March 26, 2009, between the Registrant and Hospira Worldwide, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 30, 2009).

10.15†	Assignment Agreement, dated December 19, 2005, between Genzyme Corporation and Avigen, Inc. (incorporated by reference to Exhibit 10.58 of Avigen, Inc.’s Annual Report on Form 10-K (File No. 000-28272) filed March 16, 2006).

Exhibit Number	Description
10.16†	Asset Purchase Agreement, dated December 17, 2008, between Baxter Healthcare Corporation, Baxter International Inc., and Baxter Healthcare S.A. and Avigen, Inc. (incorporated by reference to Exhibit 2.2 of Avigen, Inc.’s Annual Report on Form 10-K filed March 16, 2009).

10.17*	Form of Amendment to Employment Agreement, dated December 31, 2011, between the Registrant and Yuichi Iwaki, M.D., Ph.D. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 4, 2011).

10.18†	Joint Venture Agreement, dated June 29, 2011, among the Registrant, Zhejiang Medicine Co., Ltd. and Beijing Make-Friend Medicine Technology Co., Ltd. (incorporated by reference to Exhibit 10.44 of the Registrant’s Current Report on Form 10-Q filed August 15, 2011).

10.19	Stock Purchase Agreement, dated September 26, 2011, between the Registrant and Kissei Pharmaceutical Co. Ltd., (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed September 27, 2011).

10.20	Sublease Agreement, dated February 27, 2013, between the Registrant and Denali Advisors LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 1, 2013).

10.21	Securities Purchase Agreement, dated May 9, 2013, between the Registrant and Samurai Investments San Diego LLC and Fountain Erika LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 10, 2013).

10.22*	2013 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 4.8 of the Registrant’s Annual Report on Form 10-K filed March 27, 2014).

10.23	Equity Distribution Agreement, dated October 16, 2013, between the Registrant and Macquarie Capital (USA) Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed October 16, 2013).

10.24*	Form of Notice of Stock Option Grant and Stock Option Agreement for awards pursuant to the 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed November 7, 2013).

10.25*	Engagement Agreement, effective April 8, 2014, by and between MediciNova, Inc. and van den Boom & Associates, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 9, 2014).

10.26*	Severance Protection Agreement, dated July 14, 2014, by and between MediciNova, Inc. and Dr. Yuichi Iwaki (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed August 13, 2014).

10.27*	Severance Protection Agreement, dated July 14, 2014, by and between MediciNova, Inc. and Masatsune Okajima (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed August 13, 2014).

10.28*	Severance Protection Agreement, dated July 14, 2014, by and between MediciNova, Inc. and Dr. Kazuko Matsuda (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed August 13, 2014).

10.29*	Severance Protection Agreement, dated July 14, 2014, by and between MediciNova, Inc. and Geoffrey O’Brien (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed August 13, 2014).

21.1	List of subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K filed March 24, 2010).

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (see signature page).

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Act of 1933.

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Act of 1933.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from MediciNova, Inc. on Form 10-K as of and for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements.

†	Portions of this Exhibit have been omitted pursuant to a grant of confidential treatment by the SEC.
*	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICINOVA, INC.
A Delaware Corporation

Date: March 12, 2015	By:	/s/ Yuichi Iwaki
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

Signature	Title	Date

/s/ Yuichi Iwaki Yuichi Iwaki, M.D., Ph.D.	Director, President and Chief Executive Officer (Principal executive officer)	March 12, 2015

/s/ Esther van den Boom Esther van den Boom	Chief Financial Officer (Principal financial and accounting officer)	March 12, 2015

/s/ Jeff Himawan Jeff Himawan, Ph.D.	Chairman of the Board of Directors	March 12, 2015

/s/ Yoshio Ishizaka Yoshio Ishizaka	Director	March 12, 2015

/s/ Yutaka Kobayashi Yutaka Kobayashi	Director	March 12, 2015

/s/ Kousuke Nakata Kousuke Nakata	Director	March 12, 2015

/s/ Hiroaki Shigeta Hiroaki Shigeta	Director	March 12, 2015

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-119433) filed October 1, 2004).

3.3	Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed September 27, 2011).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-33185) filed February 15, 2007).

4.2	Amended and Restated Registration Rights Agreement, dated September 2, 2004, by and among the Registrant, its founders and the investors named therein (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-119433) filed October 1, 2004).

4.3	Warrant, dated May 10, 2010, issued to Oxford Finance Corporation (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed May 14, 2010).

4.4	Form of Warrant to Purchase Common Stock, dated March 29, 2011 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report 8-K filed March 24, 2011).

4.5	Warrant, dated August 22, 2012, issued to Redington, Inc., as amended (incorporated by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2012).

4.6	Form of Warrant to Purchase Common Stock, dated May 14, 2013, issued to Samurai Investments San Diego LLC and Fountain Erika LLC (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed May 10, 2013).

4.7	Amendment No. 1 to Warrant, dated May 29, 2013, entered into between the Registrant and Fountain Erika LLC (incorporated by reference to Exhibit 4.8 of the Registrant’s Annual Report on Form 10-K filed March 27, 2014).

10.1*	Amended and Restated 2004 Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K filed March 29, 2012).

10.2*	Form of Indemnity Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K filed March 28, 2013).

10.3†	License Agreement, dated March 14, 2002, between the Registrant and Kyorin Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-119433), originally filed on October 1, 2004).

10.4†	License Agreement, dated June 19, 2002, between the Registrant and Angiogene Pharmaceuticals, Ltd. (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-119433), originally filed on October 1, 2004).

10.5†	Exclusive License Agreement, dated February 25, 2004, between the Registrant and Kissei Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-119433), originally filed on October 1, 2004).

Exhibit Number	Description
10.6†	License Agreement, dated April 27, 2004, between the Registrant and Mitsubishi Tanabe Pharma Corporation (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-119433), originally filed on October 1, 2004).

10.7†	License Agreement, dated October 22, 2004, between the Registrant and Kyorin Pharmaceutical Co., Ltd., (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-119433), originally filed on October 1, 2004).

10.8†	License Agreement, dated December 8, 2004, between the Registrant and Mitsubishi Tanabe Pharma Corporation (incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-119433), originally filed on October 1, 2004).

10.9*	Employment Agreement, dated September 1, 2006, between the Registrant and Masatsune Okajima (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K (File No. 001-33185) filed February 15, 2007).

10.10†	License Agreement, dated October 31, 2006, by and between the Registrant and Meiji Seika Kaisha, Ltd. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-51133) filed November 2, 2006).

10.11†	License Agreement, dated October 31, 2006, by and between the Registrant and Meiji Seika Kaisha, Ltd. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-51133) filed November 2, 2006).

10.12*	Executive Employment Agreement, dated April 1, 2007, between the Registrant and Yuichi Iwaki, M.D., Ph.D. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed April 4, 2007).

10.13*	2007 Employee Stock Purchase Plan of the Registrant (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-33185) filed March 13, 2007).

10.14†	Development and Supply Agreement, dated as of March 26, 2009, between the Registrant and Hospira Worldwide, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 30, 2009).

10.15†	Assignment Agreement, dated December 19, 2005, between Genzyme Corporation and Avigen, Inc. (incorporated by reference to Exhibit 10.58 of Avigen, Inc.’s Annual Report on Form 10-K (File No. 000-28272) filed March 16, 2006).

10.16†	Asset Purchase Agreement, dated December 17, 2008, between Baxter Healthcare Corporation, Baxter International Inc., and Baxter Healthcare S.A. and Avigen, Inc. (incorporated by reference to Exhibit 2.2 of Avigen, Inc.’s Annual Report on Form 10-K filed March 16, 2009).

10.17*	Form of Amendment to Employment Agreement, dated December 31, 2011, between the Registrant and Yuichi Iwaki, M.D., Ph.D. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 4, 2011).

10.18†	Joint Venture Agreement, dated June 29, 2011, among the Registrant, Zhejiang Medicine Co., Ltd. and Beijing Make-Friend Medicine Technology Co., Ltd. (incorporated by reference to Exhibit 10.44 of the Registrant’s Current Report on Form 10-Q filed August 15, 2011).

10.19	Stock Purchase Agreement, dated September 26, 2011, between the Registrant and Kissei Pharmaceutical Co. Ltd., (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed September 27, 2011).

Exhibit Number	Description
10.20	Sublease Agreement, dated February 27, 2013, between the Registrant and Denali Advisors LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 1, 2013).

10.21	Securities Purchase Agreement, dated May 9, 2013, between the Registrant and Samurai Investments San Diego LLC and Fountain Erika LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 10, 2013).

10.22*	2013 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 4.8 of the Registrant’s Annual Report on Form 10-K filed March 27, 2014).

10.23	Equity Distribution Agreement, dated October 16, 2013, between the Registrant and Macquarie Capital (USA) Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed October 16, 2013).

10.24*	Form of Notice of Stock Option Grant and Stock Option Agreement for awards pursuant to the 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed November 7, 2013).

10.25*	Engagement Agreement, effective April 8, 2014, by and between MediciNova, Inc. and van den Boom & Associates, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 9, 2014).

10.26*	Severance Protection Agreement, dated July 14, 2014, by and between MediciNova, Inc. and Dr. Yuichi Iwaki (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed August 13, 2014).

10.27*	Severance Protection Agreement, dated July 14, 2014, by and between MediciNova, Inc. and Masatsune Okajima (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed August 13, 2014).

10.28*	Severance Protection Agreement, dated July 14, 2014, by and between MediciNova, Inc. and Dr. Kazuko Matsuda (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed August 13, 2014).

10.29*	Severance Protection Agreement, dated July 14, 2014, by and between MediciNova, Inc. and Geoffrey O’Brien (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed August 13, 2014).

21.1	List of subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K filed March 24, 2010).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (see signature page).

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Act of 1933.

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Act of 1933.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
101	The following financial statements from MediciNova, Inc. on Form 10-K as of and for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements.

†	Portions of this Exhibit have been omitted pursuant to a grant of confidential treatment by the SEC.
*	Indicates management contract or compensatory plan.