Form 10-Q
period 2015-03-31
MEDICINOVA INC
filed 2015-05-11
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission file number: 001-33185

MEDICINOVA, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0927979
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4275 Executive Square, Suite 650 La Jolla, CA	92037
(Address of Principal Executive Offices)	(Zip Code)

(858) 373-1500

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2015, the registrant had 24,880,421 shares of Common Stock ($0.001 par value) outstanding.

MEDICINOVA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,073,449	$11,669,435
Prepaid expenses and other current assets	1,264,042	463,486

Total current assets	10,337,491	12,132,921
Goodwill	9,600,241	9,600,241
In-process research and development	4,800,000	4,800,000
Investment in joint venture	683,732	684,789
Property and equipment, net	35,680	44,844
Long-term deposits	10,699	10,699

Total assets	$25,467,843	$27,273,494

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$110,381	$461,970
Accrued expenses	396,625	345,530
Accrued compensation and related expenses	346,023	786,494

Total current liabilities	853,029	1,593,994
Long-term deferred rent	18,320	18,748
Deferred tax liability	1,956,000	1,956,000
Long-term deferred revenue	1,694,163	1,694,163

Total liabilities	4,521,512	5,262,905

Stockholders’ equity:
Preferred stock, $0.01 par value; 3,000,000 shares authorized at March 31, 2015 and December 31, 2014; 220,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	2,200	2,200
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2015 and December 31, 2014; 24,637,921 and 24,436,317 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	24,638	24,437
Additional paid-in capital	333,818,184	332,666,935
Accumulated other comprehensive loss	(101,622)	(100,977)
Accumulated deficit	(312,797,069)	(310,582,006)

Total stockholders’ equity	20,946,331	22,010,589

Total liabilities and stockholders’ equity	$25,467,843	$27,273,494

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended March 31,
	2015	2014
Revenues	$—	$—
Operating expenses:
Research, development and patents	719,728	747,918
General and administrative	1,495,227	1,615,815

Total operating expenses	2,214,955	2,363,733

Operating loss	(2,214,955)	(2,363,733)
Other expense	(4,014)	—
Interest expense	(140)	(123)
Other income	6,992	12,934

Loss before income taxes	(2,212,117)	(2,350,922)
Income taxes	(2,946)	(1,543)

Net loss applicable to common stockholders	$(2,215,063)	$(2,352,465)

Basic and diluted net loss per common share	$(0.09)	$(0.10)
Shares used to compute basic and diluted net loss per common share	24,538,539	23,697,626
Net loss applicable to common stockholders	$(2,215,063)	$(2,352,465)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(645)	2,669

Comprehensive loss	$(2,215,708)	$(2,349,796)

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2015	2014
Operating activities:
Net loss	$(2,215,063)	$(2,352,465)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash stock-based compensation	513,305	255,098
Depreciation and amortization	9,180	10,278
Change in value of equity method investment	1,057	1,690
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(800,373)	399,738
Accounts payable, income tax payable, accrued expenses and deferred rent	(301,151)	319,717
Accrued compensation and related expenses	(440,471)	125,811
Receivables	—	6,008,553

Net cash (used in) provided by operating activities	(3,233,516)	4,768,420

Investing activities:
Acquisition of property and equipment	—	(3,523)

Net cash used in investing activities	—	(3,523)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	580,679	2,984,049
Proceeds from warrant exercises	—	304,380
Proceeds from issuance of equity awards	57,467	30,409

Net cash provided by financing activities	638,146	3,318,838

Effect of exchange rate changes on cash	(616)	113

Net (decrease) increase in cash and cash equivalents	(2,595,986)	8,083,848
Cash and cash equivalents, beginning of period	11,669,435	6,700,493

Cash and cash equivalents, end of period	$9,073,449	$14,784,341

Supplemental disclosures of cash flow information:
Income taxes paid	$4,387	$2,701

See accompanying notes.

MEDICINOVA, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Interim Financial Information

Organization and Business

The Company was incorporated in the state of Delaware in September 2000 and is a public company. The Company’s common stock is listed in both the U.S. and Japan and trades on The NASDAQ Global Market and the JASDAQ Market of the Tokyo Stock Exchange. The Company is a biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of serious diseases with unmet medical needs with a commercial focus on the U.S. market. The Company’s current strategy is to focus its development activities on MN-166 (ibudilast) for neurological disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS) and substance dependence (e.g., methamphetamine dependence, opioid dependence and alcohol dependence), and MN-001 (tipelukast) for fibrotic diseases such as nonalcoholic steatohepatitis (NASH) and idiopathic pulmonary fibrosis (IPF). The Company’s pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbations of asthma and MN-029 (denibulin) for solid tumor cancers.

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Vendor Payment

During the three months ended March 31, 2015, the Company received a $100,000 payment from a vendor to offset the costs of manufactured drug product that was inadvertently destroyed by the vendor. The vendor payment has been recorded as an offset to general and administrative expense.

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $0.6 million for the three months ended March 31, 2015 and 2014, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents on developments in Research, Development and Patents expenses. Such patent-related expenses totaled $0.1 million for the three months ended March 31, 2015 and 2014.

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

2. Revenue Recognition

Revenue Recognition Policy

Revenues consist of milestone payments and research and development services. Milestone payments are recognized as revenue upon achievement of pre-defined clinical development and regulatory events, which require substantive effort, and for which achievement of the milestone was not readily assured at the inception of the agreement. Milestones that do not meet the criteria for accounting under the milestone method because the payments are solely contingent upon the performance of a third party are accounted for as contingent revenue. Research and development services are recognized as research costs are incurred over the period the services are performed. For all other revenue the Company recognizes revenues when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.

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

Kissei Pharmaceutical Co., Ltd.

In October 2011, the Company entered into an agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, the Company is responsible for all costs to be incurred in the performance of these services. Certain of these research and development services were completed in 2013 and 2012, and the remaining services are expected to be delivered and completed at a future date. The Company assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, research and development services. As such, revenue is being recognized as the research and development services are performed. The amount received from Kissei, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue and will be recognized as revenue as the remaining services are performed. Revenue recorded in the three months ended March 31, 2015 and 2014 was zero.

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

Cash and cash equivalents, including money market accounts, of $9.0 million and $11.5 million measured at fair value as of March 31, 2015 and December 31, 2014, respectively, are classified within Level 1.

4. Joint Venture

The Company entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Medfron Medical Technologies Co., Ltd. (formerly Beijing Make-Friend Medicine Technology Co., Ltd.) effective September 27, 2011. The joint venture agreement provides for the joint venture company, Zhejiang Sunmy Bio-Medical Co., Ltd. (Zhejiang Sunmy), to develop and commercialize MN-221 in China and pursue additional compounds to develop. A sublicense agreement would be required under which Zhejiang Sunmy would license MN-221 from the Company and, as of the date of this filing, no such sublicense agreement has been entered into. In accordance with the joint venture agreement, in March 2012 the Company paid $680,000 for a 30% interest in Zhejiang Sunmy. The other parties to the joint venture agreement provided funding for their combined 70% interest. In December 2013, the Board of Directors of Zhejiang Sunmy agreed to amend the joint venture agreement to allow for the departure of Zhejiang Medicine Co., Ltd. subject to the approval of the government of the People’s Republic of China. In August 2014, the Chinese government approved the amendment to the joint venture agreement to allow for the departure of Zhejiang Medicine Co., Ltd. and for Beijing Medfron Medical Technologies Co., Ltd. and MediciNova to each have a 50% interest in Zhejiang Sunmy. No additional capital was contributed by either remaining party.

Zhejiang Sunmy is a variable interest entity for which the Company is not the primary beneficiary as the Company does not have a majority of the board seats and does not have power to direct or significantly influence the actions of the entity. The activities of Zhejiang Sunmy are accounted for under the equity method whereby the Company absorbs any loss or income generated by Zhejiang Sunmy according to the Company’s percentage ownership. At March 31, 2015, the investment is reflected as a long-term asset on the Company’s consolidated balance sheet which represents the investment in Zhejiang Sunmy, net of the Company’s portion of any generated loss or income.

5. Stock-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan, or 2013 Plan, under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan, or 2004 Plan. A total of 2,500,000 shares of common stock were initially reserved for issuance under the 2013 Plan, plus “returning shares” that may become available from time to time. “Returning shares” are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2004 Plan, all outstanding stock awards granted under the 2004 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan. As of March 31, 2015, 1,710,825 options remain available for future grant under the 2013 Plan.

Stock Options

Options granted under the 2013 Plan and Prior Plans have terms of ten years from the date of grant and generally vest over a three or four year period.

The exercise price of all options granted was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of March 31, 2015 is as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	3,447,969	$5.00	—	—
Granted	649,000	$3.09	—	—
Exercised	—	$—	—	—
Cancelled	—	$—	—	—

Outstanding at March 31, 2015	4,096,969	$4.70	6.47	$1,812,522

Exercisable at March 31, 2015	3,083,019	$5.21	5.51	$1,409,113

No options were exercised during the three months ended March 31, 2014 and 2015.

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

For the three months ended March 31, 2015, an aggregate of 21,604 shares were issued under the ESPP, leaving 209,349 shares available for future issuance.

Compensation Expense

During the three months ended March 31, 2015, options to purchase 649,000 shares of common stock were granted. The Company did not grant any stock options or employee stock purchase rights during the three months ended March 31, 2014. Stock-based compensation expense for stock option awards and ESPP shares are reflected in total operating expenses for each respective year. For the three months ended March 31, 2015 and 2014, stock-based compensation expense related to stock options and the ESPP was $513,000 and $255,000, respectively.

The Company uses the Black-Scholes valuation model for determining the estimated fair value and the stock-based compensation for stock-based awards to employees. The following table provides the assumptions used in the Black-Scholes valuation model for the three months ended March 31, 2015 and 2014. There were no ESPP grants during the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Stock Option assumptions:
Risk-free interest rate	1.47%	—
Expected volatility of common stock	79.24%	—
Dividend yield	0.0%	—
Expected term (in years)	5.5	—

As of March 31, 2015, there was $1.8 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 1.2 years, on a straight-line basis.

6. Stockholders’ Equity

At-The-Market Issuance Sales Agreements

On October 16, 2013, the Company entered into an at-the-market equity distribution agreement with MCUSA pursuant to which the Company may sell common stock through MCUSA from time to time up to an aggregate offering price of $10.0 million. Under the terms of this agreement, unless otherwise mutually agreed, no daily sale of an amount of shares of the Company’s common stock is to exceed the lower of $50,000 or 10% of the lower of the 5-day or 3-month average daily traded value of the Company’s common stock on NASDAQ (unless 10% of the lower of the 5-day or 3-month average daily traded value of the Company’s common stock on the JASDAQ Market of the Tokyo Stock Exchange (“TSE”) is greater, in which case the value from the TSE will be used) as of the date of the applicable issuance notice. The price per share is not to be less than the greater of $1.29 or the last available closing price of a share of the Company’s common stock on NASDAQ. MCUSA agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices and applicable laws, rules and regulations to sell shares of the Company’s common stock and is to sell such shares by any method permitted by law deemed to be “at the market.” The Company agreed to pay MCUSA an aggregate commission rate of 7.0% of the gross proceeds of any common stock sold under this agreement. MCUSA is under no obligation to purchase shares pursuant to this agreement and there are no assurances that MCUSA will be successful in selling shares. Proceeds from sales of common stock will depend on the number of shares of common stock sold to MCUSA and the per share purchase price of each transaction. The agreement with MCUSA provides both MCUSA and the Company the right to terminate the agreement in their discretion upon giving five business days written notice. For the three months ended March 31, 2015, the Company has generated gross and net proceeds of $0.7 million and $0.6 million, respectively, under this agreement on sales of 180,000 shares of the Company’s common stock at prices ranging from $3.24 to $4.22 per share.

Common Stock Warrants

In 2011, the Company consummated a firm-commitment underwritten public offering of 2,800,666 units at a price to the public of $3.00 per unit for gross proceeds of $8.25 million. Each unit consists of one share of common stock, and a warrant to purchase one share of common stock. The shares of common stock and warrants are immediately separable and were issued separately. The warrants are exercisable immediately upon issuance, have a five-year term and an exercise price of $3.56 per share. None of these warrants were exercised during the three months ended March 31, 2015. As of March 31, 2015, 2,576,500 of these warrant remain outstanding and exercisable.

In August 2012, the Company issued a warrant in exchange for investor relations services to purchase up to 130,000 of common stock of the Company at a price of $1.88 per share, the closing price of the Company’s common stock on that date. As of March 31, 2015, the warrant was exercisable for 15,000 shares, and no further shares will vest. The warrant expires five years from the date of issuance.

In May 2013, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which the Company agreed to sell to investors 1,158,730 shares of the Company’s common stock at a price of $3.15 per share and warrants to purchase an aggregate of 869,047 shares of the Company’s common stock with an exercise price of $3.15 per share. On May 29, 2013, 119,047 of the warrants were amended to reflect an exercise price of $3.38 per share. The warrants will expire on May 9, 2018. As of March 31, 2015, 869,047 of these warrants remain outstanding and exercisable.

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

Potentially dilutive outstanding securities excluded from diluted net loss per common share because of their anti-dilutive effect:

	March 31,
	2015	2014
Convertible preferred stock, as converted	2,200,000	2,200,000
Stock options	4,096,969	3,197,785
Warrants	3,658,567	3,675,567

Total	9,955,536	9,073,352

8. Related Party Transactions

On October 13, 2011, the Company entered into a services agreement with Kissei to perform two separate studies relating to MN-221 in exchange for $2.5 million paid to the Company in October 2011. The Company is responsible for all costs to be incurred in the performance of these studies. The amount received from Kissei, net of the amount recorded as revenue through March 31, 2015, is included on the balance sheet at March 31, 2015 as deferred revenue and will be recognized as revenue in future periods as the Company performs the remaining services.

9. Subsequent Events

The Company has generated gross and net proceeds of $0.2 million under the at-the-market equity distribution agreement with MCUSA on the sale of 45,000 shares of the Company’s common stock subsequent to March 31, 2015.

The Company has generated gross proceeds of $0.7 million from the exercise of 197,500 warrants subsequent to March 31, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 12, 2015. Past operating results are not necessarily indicative of results that may occur in future periods.

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

Overview

We are a biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of serious diseases with unmet medical needs and a commercial focus on the U.S. market. Our current strategy is to focus our development activities on MN-166 (ibudilast) for neurological disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS) and substance dependence (e.g., methamphetamine dependence, opioid dependence, and alcohol dependence), and MN-001 (tipelukast) for fibrotic diseases such as nonalcoholic steatohepatitis (NASH) and idiopathic pulmonary fibrosis (IPF). Our pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbations of asthma and MN-029 (denibulin) for solid tumor cancers. We were incorporated in Delaware in September 2000.

We have incurred significant net losses since our inception. As of March 31, 2015, we had an accumulated deficit of $312.8 million and expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

We entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Medfron Technologies Co., Ltd. (formerly Beijing Make-Friend Medicine Technology Co., Ltd.) effective September 27, 2011. The joint venture agreement provides for the joint venture company, Zhejiang Sunmy Bio-Medical Co., Ltd. (“Zhejiang Sunmy”), to develop and commercialize MN-221 in China and search for additional compounds to develop. A sublicense would be required under which Zhejiang Sunmy would license MN-221 from us. In accordance with the joint venture agreement, in March 2012 we paid $680,000 for our 30% interest in Zhejiang Sunmy. The other parties to the joint venture agreement provided funding for their combined 70% interest. In December 2013, the Board of Directors of Zhejiang Sunmy agreed to amend the joint venture agreement to allow for the departure of Zhejiang Medicine Co., Ltd. subject to the approval of the government of the People’s Republic of China. In August 2014, the Chinese government approved the amendment to the joint venture agreement to allow for the departure of Zhejiang Medicine Co., Ltd. and for Beijing Medfron Medical Technologies Co., Ltd. and MediciNova to each have a 50% interest in Zhejiang Sunmy. No additional capital was contributed by either remaining party. We have not entered into the sublicense of MN-221 with Zhejiang Sunmy as of the date of this report. There is no assurance the sublicense will be executed and there is no assurance that Zhejiang Sunmy will be able to proceed with the development of MN-221 in China.

Zhejiang Sunmy is a variable interest entity for which we are not the primary beneficiary as we do not have a majority of the board seats and we do not have power to direct or significantly influence the actions of the entity. We therefore account for the activities of Zhejiang Sunmy under the equity method whereby we absorb any loss or income generated by Zhejiang Sunmy according to our percentage ownership. At March 31, 2015, we reflect a long-term asset on our consolidated balance sheet which represents our investment in Zhejiang Sunmy, net of our portion of any generated loss or income.

Depending on decisions we may make as to further clinical development, we may seek to raise additional capital. We may also pursue potential partnerships and potential acquirers of license rights to our programs in markets outside the U.S.

Revenues and Cost of Revenues

In October 2011, we entered into an agreement with Kissei to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, we are responsible for all costs incurred and to be incurred in the performance of these services. Certain of the development services were completed in 2013 and 2012, and the remaining services are expected to be delivered and completed at a future date. We assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, which was research and development services. The $2.5 million was initially recorded as deferred revenue. During the three months ended March 31, 2015 and 2014, we recognized zero revenues associated with this agreement.

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

The following table presents our total research, development, and patent expenses by category during the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
External development expense:
MN-221	$2	$2
MN-166	204	261
MN-001	35	68
MN-029	3	—

Total external development expense	244	331
R&D personnel expense	359	293

	Three Months Ended March 31,
	2015	2014
R&D facility and depreciation expense	13	12
Patent expenses	52	80
Other R&D expense	52	32

Total research, development and patent expense	$720	$748

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

Goodwill and Purchased Intangibles

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets of acquired businesses. The allocation of purchase price for acquisitions require extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets as a portion of the purchase price can only be allocated to goodwill in a business combination. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets that have finite useful lives require the use of estimates and the exercise of judgment. These judgments can significantly affect our net operating results. Goodwill and in-process research and development, or IPR&D, was $9.6 million and $4.8 million, respectively, as of March 31, 2015.

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

Results of Operations

Comparison of the three months ended March 31, 2015 and 2014

Research, Development and Patent Expenses

Research, development and patent expenses were $0.7 million for the three months ended March 31, 2015 and 2014.

General and Administrative

General and administrative expenses were $1.5 million and $1.6 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in general and administrative expenses is due to a $100,000 vendor payment received during the three months ended March 31, 2015, to offset costs of manufactured drug product that was inadvertently destroyed by the vendor. The vendor payment has been recorded as an offset to general and administrative expense.

Liquidity and Capital Resources

Net cash used in operating activities during the three months ended March 31, 2015 was $3.2 million compared to $4.8 million of net cash provided by operating activities during the same period in 2014. The $8.0 million change is primarily related to the receipt of $6.0 million in accounts receivable during the first quarter of 2014 as well as higher amortization of prepaid expenses in 2014 compared to 2015.

Net cash provided by financing activities during the three months ended March 31, 2015 was $0.6 million compared to $3.3 million during the same period in 2014. The decrease in cash provided by financing activities is due to fewer sales of common stock in 2015.

On October 16, 2013, we entered into an at-the-market equity distribution agreement with MCUSA pursuant to which we may sell our common stock through MCUSA from time to time up to an aggregate offering price of $10 million. Under the terms of this agreement, unless otherwise mutually agreed, no daily sale of an amount of shares of our common stock is to exceed the lower of $50,000 or 10% of the lower of the 5-day or 3-month average daily traded value of our common stock on NASDAQ (unless 10% of the lower of the 5-day or 3-month average daily traded value of our common stock on the JASDAQ Market of the Tokyo Stock Exchange (“TSE”) is greater, in which case the value from the TSE will be used) as of the date of the applicable issuance notice. The price per share is not to be less than the greater of $1.29 or the last available closing price of a share of common stock on NASDAQ. MCUSA agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices and applicable laws, rules and regulations to sell shares of our common stock and is to sell such shares by any method permitted by law deemed to be “at the market.” We agreed to pay MCUSA an aggregate commission rate of 7.0% of the gross proceeds of any common stock sold under this agreement. MCUSA is under no obligation to purchase shares pursuant to this agreement and there are no assurances that MCUSA will be successful in selling shares. Our proceeds will depend on the number of shares of our common stock sold to MCUSA and the per share purchase price of each transaction. The agreement with MCUSA provides both MCUSA and us the right to terminate the agreement in our sole discretion upon giving five business days written notice. As of March 31, 2015, we have generated gross and net proceeds of $5.1 million and $4.3 million, respectively, under this agreement on sales of 2,082,500 shares of our common stock at prices ranging from $2.01 to $4.22 per share, excluding gross and net proceeds of $0.2 on the sale of 45,000 shares of our common stock subsequent to March 31, 2015. We expect to sell additional shares under this agreement during 2015.

As of March 31, 2015, we had available cash and cash equivalents of $9.1 million and working capital of $9.5 million. As of the date of this report, we believe we have working capital sufficient to fund operations through March 31, 2016. However, we cannot provide assurance that these capital resources will be sufficient to conduct all of our research and development programs as planned. We are pursuing other opportunities to raise capital through the sale of our common stock or through other strategic initiatives. We believe certain of our outstanding warrants may provide a source of additional capital including, as of March 31, 2015, 2,576,500 outstanding warrants with an exercise price of $3.56 and an expiration date of March 2016, 750,000 outstanding warrants with an exercise price of $3.15 and an expiration date of May 2018, and 119,047 outstanding warrants with an exercise price of $3.38 and an expiration date of May 2018. These warrants could provide gross proceeds of $11.9 million if exercised. Subsequent to March 31, 2015, we generated gross proceeds of $0.7 million from the exercise of 197,500 warrants. There can be no assurances that all of our outstanding warrants will be exercised, or that there will be adequate financing available to us on acceptable terms, or at all. If we are unable to obtain additional financing, we may have to sell one or more of our programs or cease operations.

Off-Balance Sheet Arrangements

At March 31, 2015, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

Cash and cash equivalents as of March 31, 2015 were $9.1 million and were primarily invested in money market interest bearing accounts and money market funds. A hypothetical 10% adverse change in the average interest rate on our cash and cash equivalents would have had no material effect on net loss for the three months ended March 31, 2015.

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

We are not involved in any material legal proceedings as of March 31, 2015. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which are incorporated herein by reference and which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

10.1	Engagement Agreement, effective April 3, 2015, by and between MediciNova, Inc. and van den Boom & Associates, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 3, 2015).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: May 11, 2015	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D.
President and Chief Executive Officer
(on behalf of the registrant and
as the registrant’s Principal Executive Officer)

	By:	/s/ Esther van den Boom
Esther van den Boom
Chief Financial Officer
(on behalf of the registrant and
as the registrant’s Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Engagement Agreement, effective April 3, 2015, by and between MediciNova, Inc. and van den Boom & Associates, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 3, 2015).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements.