Form 10-Q
period 2015-06-30
MEDICINOVA INC
filed 2015-07-30
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 24, 2015, the registrant had 24,893,221 shares of Common Stock ($0.001 par value) outstanding.

MEDICINOVA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,580,807	$11,669,435
Prepaid expenses and other current assets	1,021,256	463,486
Total current assets	9,602,063	12,132,921
Goodwill	9,600,241	9,600,241
In-process research and development	4,800,000	4,800,000
Investment in joint venture	679,688	684,789
Property and equipment, net	26,706	44,844
Long-term deposits	10,699	10,699
Total assets	$24,719,397	$27,273,494
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$177,555	$461,970
Accrued expenses	464,131	345,530
Accrued compensation and related expenses	465,257	786,494
Total current liabilities	1,106,943	1,593,994
Long-term deferred rent and lease liability	16,978	18,748
Deferred tax liability	1,956,000	1,956,000
Long-term deferred revenue	1,694,163	1,694,163
Total liabilities	4,774,084	5,262,905
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 3,000,000 shares authorized at June 30, 2015 and December 31, 2014; 220,000 shares issued and outstanding at June 30, 2015 and December 31, 2014	2,200	2,200
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2015 and December 31, 2014; 24,893,221 and 24,436,317 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	24,893	24,437
Additional paid-in capital	335,105,414	332,666,935
Accumulated other comprehensive loss	(103,303)	(100,977)
Accumulated deficit	(315,083,891)	(310,582,006)
Total stockholders’ equity	19,945,313	22,010,589
Total liabilities and stockholders' equity	$24,719,397	$27,273,494

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Operating expenses:
Research, development and patents	$797,008	$835,614	$1,516,735	$1,583,531
General and administrative	1,480,120	1,295,427	2,975,348	2,911,243
Total operating expenses	2,277,128	2,131,041	4,492,083	4,494,774
Operating loss	(2,277,128)	(2,131,041)	(4,492,083)	(4,494,774)
Other expense	(14,289)	(181)	(18,441)	(304)
Other income	6,256	11,001	13,247	23,935
Loss before income taxes	(2,285,161)	(2,120,221)	(4,497,277)	(4,471,143)
Income taxes	(1,661)	(1,547)	(4,608)	(3,090)
Net loss applicable to common stockholders	$(2,286,822)	$(2,121,768)	$(4,501,885)	$(4,474,233)
Basic and diluted net loss per common share	$(0.09)	$(0.09)	$(0.18)	$(0.19)
Shares used to compute basic and diluted net loss per common share	24,827,878	24,141,485	24,684,008	23,920,782
Net loss applicable to common stockholders	$(2,286,822)	$(2,121,768)	$(4,501,885)	$(4,474,233)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(1,681)	797	(2,326)	3,466
Comprehensive loss	$(2,288,503)	$(2,120,971)	$(4,504,211)	$(4,470,767)

See accompanying notes

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2015	2014
Operating activities:
Net loss	$(4,501,885)	$(4,474,233)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash stock-based compensation	1,059,671	486,420
Depreciation and amortization	18,025	20,500
Change in value of equity method investment	5,101	(1,960)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(559,783)	760,424
Accounts payable, accrued expenses and deferred rent	(166,068)	402,178
Accrued compensation and related expenses	(321,237)	238,412
Receivable	—	6,008,553
Net cash (used in) provided by operating activities	(4,466,176)	3,440,294
Investing activities:
Acquisition of property and equipment	—	(3,523)
Net cash used in investing activities	—	(3,523)
Financing activities:
Proceeds from issuance of common stock and warrant exercises, net of issuance costs	1,321,799	3,329,055
Proceeds from issuance of common stock for ESPP, net of issuance costs	57,467	30,409
Net cash provided by financing activities	1,379,266	3,359,464
Effect of exchange rate changes on cash	(1,718)	(141)
Net (decrease) increase in cash and cash equivalents	(3,088,628)	6,796,094
Cash and cash equivalents, beginning of period	11,669,435	6,700,493
Cash and cash equivalents, end of period	$8,580,807	$13,496,587
Supplemental disclosures of cash flow information:
Income taxes paid	$4,387	$2,701

See accompanying notes.

MEDICINOVA, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Interim Financial Information

Organization and Business

MediciNova, Inc. (the “Company” or “MediciNova”) was incorporated in the state of Delaware in September 2000 and is a public company. The Company’s common stock is listed in both the U.S. and Japan and trades on The NASDAQ Global Market and the JASDAQ Market of the Tokyo Stock Exchange. MediciNova is a biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of serious diseases with unmet medical needs with a commercial focus on the U.S. market. The Company’s current strategy is to focus its development activities on MN-166 (ibudilast) for neurological disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS) and substance dependence (e.g., methamphetamine dependence, opioid dependence and alcohol dependence), and MN-001 (tipelukast) for fibrotic diseases such as nonalcoholic steatohepatitis (NASH) and idiopathic pulmonary fibrosis (IPF). The Company’s pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbations of asthma and MN-029 (denibulin) for solid tumor cancers.

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

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $0.7 million for the three-months ended June 30, 2015 and 2014.  Research and development costs totaled $1.3 million and $1.4 million for the six months ended June 30, 2015 and 2014, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents on developments in Research, Development and Patents expenses. Such patent-related expenses totaled $0.1 million for the three-months ended June 30, 2015 and 2014.  Patent-related expenses totaled $0.2 million for the six months ended June 30, 2015 and 2014.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern, which is new guidance requiring management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable).  Management will be required to make this evaluation for both annual and interim reporting periods and will have to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. The standard is effective for annual periods ending after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company.

Vendor Payment

During the six months ended June 30, 2015, the Company received a $100,000 payment from a vendor to offset the costs of manufactured drug product that was inadvertently destroyed by the vendor.  The vendor payment has been recorded as an offset to general and administrative expense.

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

Kissei Pharmaceutical Co., Ltd

In October 2011, the Company entered into an agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, the Company is responsible for all costs to be incurred in the performance of these services. Certain of these research and development services were completed in 2013 and 2012, and the remaining services are expected to be delivered and completed at a future date. The Company assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, research and development services. As such, revenue is being recognized as the research and development services are performed. The amount received from Kissei, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue and will be recognized as revenue as the remaining services are performed. No revenue was recorded in the three and six months ended June 30, 2015 and 2014.

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

Cash and cash equivalents, including money market accounts, of $8.3 million and $11.5 million measured at fair value as of June 30, 2015 and December 31, 2014, respectively, are classified within Level 1.

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

Zhejiang Sunmy is a variable interest entity for which the Company is not the primary beneficiary as the Company does not have a majority of the board seats and does not have power to direct or significantly influence the actions of the entity. The activities of Zhejiang Sunmy are accounted for under the equity method whereby the Company absorbs any loss or income generated by Zhejiang Sunmy according to the Company’s percentage ownership. At June 30, 2015, the investment is reflected as a long-term asset on the Company’s consolidated balance sheet which represents the investment in Zhejiang Sunmy, net of the Company’s portion of any generated loss or income.

5. Stock-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan, or 2013 Plan, under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan, or 2004 Plan. A total of 2,500,000 shares of common stock were initially reserved for issuance under the 2013 Plan, plus “returning shares” that may become available from time to time. “Returning shares” are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2004 Plan, all outstanding stock awards granted under the 2004 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan. As of June 30, 2015, 1,710,825 options remain available for future grant under the 2013 Plan.

Stock Options

Options granted under the 2013 Plan and Prior Plans have terms of ten years from the date of grant and generally vest over a three or four year period.

The exercise price of all options granted was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of June 30, 2015 is as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	3,447,969	$5.00
Granted	649,000	$3.09
Exercised	—	$—
Cancelled	—	$—
Outstanding at June 30, 2015	4,096,969	$4.70	6.22	$2,876,323
Exercisable at June 30, 2015	3,147,731	$5.16	5.31	$2,122,856

No options were exercised during the six months ended June 30, 2015 and 2014.

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

For the six months ended June 30, 2015, an aggregate of 21,604 shares were issued under the ESPP. As of June 30, 2015, there are 209,349 shares available for future issuance under the ESPP.

Compensation Expense

During the six months ended June 30, 2015, options to purchase 649,000 shares of common stock were granted. Stock-based compensation expense for stock option awards and ESPP shares are reflected in total operating expenses for each respective year. For the three months ended June 30, 2015 and 2014, stock-based compensation related to stock options and ESPP was $546,366 and $231,321, respectively. For the six months ended June 30, 2015 and 2014, stock-based compensation expense related to stock options and the ESPP was $1,059,671 and $486,420, respectively.

The Company uses the Black-Scholes valuation model for determining the estimated fair value and the stock-based compensation for stock-based awards to employees. The following table provides the assumptions used in the Black-Scholes valuation model for the three and six months ended June 30, 2015 and 2014. The ESPP assumptions for the three months ended June 30, 2015 and 2014 are actual amounts, and the assumptions for the six months ended June 30, 2015 and 2014 are weighted average amounts.

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Stock Option assumptions:
Risk-free interest rate	—	0.21%	1.47%	0.21%
Expected volatility of common stock	—	63.46%	79.24%	63.46%
Dividend yield	—	0.0%	0%	0.0%
Expected term (in years)	—	1.49	5.5	1.49
ESPP assumptions:
Risk-free interest rate	0.12%	0.06%	0.12%	0.06%
Expected volatility of common stock	82.3%	67.6%	82.3%	67.6%
Dividend yield	0%	0.0%	0%	0.0%
Expected term (in years)	0.5	0.5	0.5	0.5

As of June 30, 2015, there was $1.3 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 1.0 years, on a straight-line basis.

6. Stockholders’ Equity

At-The-Market Issuance Sales Agreements

On October 16, 2013, the Company entered into an at-the-market equity distribution agreement with Macquarie Capital USA (MCUSA) pursuant to which the Company could sell common stock through MCUSA from time to time up to an aggregate offering price of $10.0 million. Under the terms of this agreement, unless otherwise mutually agreed, no daily sale of an amount of shares of the Company’s common stock is to exceed the lower of $50,000 or 10% of the lower of the 5-day or 3-month average daily traded value of the Company’s common stock on NASDAQ (unless 10% of the lower of the 5-day or 3-month average daily traded value of the Company’s common stock on the JASDAQ Market of the Tokyo Stock Exchange (“TSE”) is greater, in which case the value from the TSE will be used) as of the date of the applicable issuance notice. The price per share is not to be less than the greater of $1.29 or the last available closing price of a share of the Company’s common stock on NASDAQ. MCUSA agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices and applicable laws, rules and regulations to sell shares of the Company’s common stock and is to sell such shares by any method permitted by law deemed to be “at the market.” The Company agreed to pay MCUSA an aggregate commission rate of 7.0% of the gross proceeds of any common stock sold under this agreement.

MCUSA is under no obligation to purchase shares pursuant to this agreement and there are no assurances that MCUSA will be successful in selling shares. Proceeds from sales of common stock will depend on the number of shares of common stock sold to MCUSA and the per share purchase price of each transaction. The agreement with MCUSA provides both MCUSA and the Company the right to terminate the agreement in their discretion upon giving five business days written notice. For the six months ended June 30, 2015, the Company has generated gross and net proceeds of $0.9 million and $0.7 million, respectively, under this agreement on the sale of 225,000 shares of the Company’s common stock at prices ranging from $3.24 to $4.45 per share. The at-the-market equity distribution agreement with MCUSA was terminated on May 22, 2015, and as of such date, the Company had completed sales to MCUSA totaling 2,127,500 shares of common stock at prices ranging from $2.01 to $4.45 per shares, generating gross and net proceeds of $5.3 million and $4.5 million, respectively. Net proceeds are calculated as gross proceeds less commissions and other issuance costs.

On May 22, 2015, the Company entered into an at-the-market issuance sales agreement with MLV & Co. LLC (MLV) pursuant to which the Company may sell common stock through MLV from time to time up to an aggregate offering price of $30.0 million. Sales of the Company’s common stock through MLV, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NASDAQ, on any other existing trading market for the common stock or to or through a market maker. MLV may also sell the common stock in privately negotiated transactions, subject to the Company’s prior approval.  The Company agreed to pay MLV an aggregate commission rate of up to 4.0% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock will depend on the number of shares of common stock sold to MLV and the per share purchase price of each transaction. The Company is not obligated to make any sales of common stock under the sales agreement and may terminate the sales agreement at any time upon written notice. For the three and six months ended June 30, 2015, the Company has generated gross and net proceeds of $32,700 and $31,600, respectively (excluding $101,800 in issuance costs incurred), under this agreement on sales of 7,800 shares of the Company’s common stock at prices ranging from $4.16 to $4.23 per share.

Common Stock Warrants

In 2011, the Company consummated a firm-commitment underwritten public offering of 2,800,666 units at a price to the public of $3.00 per unit for gross proceeds of $8.25 million. Each unit consists of one share of common stock and a warrant to purchase one share of common stock. The shares of common stock and warrants are immediately separable and were issued separately. The warrants are exercisable immediately upon issuance, have a five-year term and an exercise price of $3.56 per share. During the six months ended June 30, 2015 and 2014, 187,500 and 85,500 of these warrants were exercised for gross proceeds of $0.7 million and $0.3 million, respectively. As of June 30, 2015, 2,389,000 of these warrants remain outstanding and exercisable.

In August 2012, the Company issued a warrant in exchange for investor relations services to purchase up to 130,000 of common stock of the Company at a price of $1.88 per share, the closing price of the Company’s common stock on that date. As of June 30, 2014, the warrant was exercisable for 15,000 shares, and no further shares will vest. During the six months ended June 30, 2015, all 15,000 of these warrants were exercised for gross proceeds of $28,200.

In May 2013, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which the Company agreed to sell to investors 1,158,730 shares of the Company’s common stock at a price of $3.15 per share and warrants to purchase an aggregate of 869,047 shares of the Company’s common stock with an exercise price of $3.15 per share. On May 29, 2013, 119,047 of the warrants were amended to reflect an exercise price of $3.38 per share. The warrants will expire on May 9, 2018. As of June 30, 2015, 869,047 of these warrants remain outstanding and exercisable.

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

Potentially dilutive outstanding securities excluded from diluted net loss per common share because of their anti-dilutive effect:

	June 30,
	2015	2014
Convertible preferred stock, as converted	2,200,000	2,200,000
Stock options	4,096,969	3,265,467
Warrants	3,456,067	3,675,567
Total	9,753,036	9,141,034

8. Related Party Transactions

On October 13, 2011, the Company entered into a services agreement with Kissei to perform two separate studies relating to MN-221 in exchange for $2.5 million paid to the Company in October 2011. The Company is responsible for all costs to be incurred in the performance of these studies. The amount received from Kissei, net of the amount recorded as revenue through June 30, 2015, is included on the balance sheet at June 30, 2015 as long-term deferred revenue and will be recognized as revenue in future periods upon the Company’s performance of the remaining services.

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

We have incurred significant net losses since our inception. As of June 30, 2015, we had an accumulated deficit of $315.1 million and expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

Zhejiang Sunmy is a variable interest entity for which we are not the primary beneficiary as we do not have a majority of the board seats and we do not have power to direct or significantly influence the actions of the entity. We therefore account for the activities of Zhejiang Sunmy under the equity method whereby we absorb any loss or income generated by Zhejiang Sunmy according to our percentage ownership. At June 30, 2015, we reflect a long-term asset on our consolidated balance sheet which represents our investment in Zhejiang Sunmy, net of our portion of any generated loss or income.

On May 1, 2015, we terminated our agreement with Adelaide Research & Innovation Pty Ltd.

Depending on decisions we may make as to further clinical development, we may seek to raise additional capital. We may also pursue potential partnerships and potential acquirers of license rights to our programs in markets outside the U.S.

Revenues and Cost of Revenues

In October 2011, we entered into an agreement with Kissei to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, we are responsible for all costs incurred and to be incurred in the performance of these services. Certain of the development services were completed in 2013 and 2012, and the remaining services are expected to be delivered and completed at a future date. We assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, which was research and development services. The $2.5 million was initially recorded as deferred revenue. During the three and six months ended June 30, 2015 and 2014, we recognized zero revenues associated with this agreement.

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

The following table presents our total research, development, and patent expenses by category during the periods presented (in thousands):

	Three Months Ended June 30,
	2015	2014
External development expense:
MN-221	$2	$4
MN-166	201	416
MN-001	51	61
MN-029	10	—
Total external development expense	264	481
R&D personnel expense	345	241
R&D facility and depreciation expense	13	8
Patent expenses	130	87
Other R&D expense	45	19
Total research, development and patent expense	$797	$836

	Six Months Ended June 30,
	2015	2014
External development expense:
MN-221	$4	$6
MN-166	405	677
MN-001	85	129
MN-029	11	1
Total external development expense	505	813
R&D personnel expense	704	533
R&D facility and depreciation expense	27	20
Patent expenses	182	167
Other R&D expense	99	51
Total research, development and patent expense	$1,517	$1,584

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

Goodwill and Purchased Intangibles

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets of acquired businesses. The allocation of purchase price for acquisitions require extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets as a portion of the purchase price can only be allocated to goodwill in a business combination. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets that have finite useful lives require the use of estimates and the exercise of judgment. These judgments can significantly affect our net operating results. Goodwill and in-process research and development, or IPR&D, was $9.6 million and $4.8 million, respectively, as of June 30, 2015.

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

Results of Operations

Comparison of the three months ended June 30, 2015 and 2014

Research, Development and Patent Expenses

Research, development and patent expenses were $0.8 million for the three months ended June 30, 2015 and 2014.

General and Administrative

General and administrative expenses for the three months ended June 30, 2015 were $1.5 million, an increase of $0.2 million when compared to $1.3 million for the three months ended June 30, 2014. This increase in general and administrative expenses was due primarily to stock compensation expense for performance options granted in January 2015.

Comparison of the six months ended June 30, 2015 and 2014

Research, Development and Patent Expenses

Research, development and patent expenses were $1.5 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively.

General and Administrative

General and administrative expenses were $3.0 million and $2.9 million for the six months ended June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Net cash used in operating activities during the six months ended June 30, 2015 was $4.5 million compared to $3.4 million of net cash provided by operating activities during the same period in 2014. The $7.9 million change is primarily related to the receipt of $6.0 million in accounts receivable during the first quarter of 2014 as well as higher amortization of prepaid expenses in 2014 compared to 2015.

Net cash provided by financing activities during the six months ended June 30, 2015 was $1.4 million compared to $3.4 million during the same period in 2014. The decrease in cash provided by financing activities is due to fewer sales of common stock in 2015.

On October 16, 2013, we entered into an at-the-market equity distribution agreement with MCUSA pursuant to which we could sell common stock through MCUSA from time to time up to an aggregate offering price of $10.0 million. The at-the-market equity distribution agreement with MCUSA was terminated on May 22, 2015, and as of such date, we had completed sales to MCUSA totaling 2,127,500 shares of common stock at prices ranging from $2.01 to $4.45 per shares, generating gross and net proceeds of $5.3 million and $4.5 million, respectively. Net proceeds are calculated as gross proceeds less commissions and other issuance costs.

On May 22, 2015, we entered into an at-the-market issuance sales agreement with MLV & Co. LLC (MLV) pursuant to which we may sell common stock through MLV from time to time up to an aggregate offering price of $30.0 million. Sales of our common stock through MLV, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NASDAQ, on any other existing trading market for the common stock or to or through a market maker. MLV may also sell the common stock in privately negotiated transactions, subject to our prior approval.  We agreed to pay MLV an aggregate commission rate of up to 4.0% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock will depend on the number of shares of common stock sold to MLV and the per share purchase price of each transaction. We are not obligated to make any sales of common stock under the sales agreement and may terminate the sales agreement at any time upon written notice. As of June 30, 2015, we have generated gross and net proceeds of approximately $32,700 and $31,600, respectively (excluding $101,800 in issuance costs), under this agreement on sales of 7,800 shares of our common stock at prices ranging from $4.16 to $4.23 per share. We expect to sell additional shares under this agreement during 2015.

As of June 30, 2015, we had available cash and cash equivalents of $8.6 million and working capital of $8.5 million. As of the date of this report, we believe we have working capital sufficient to fund operations through March, 2016. However, we cannot provide assurance that these capital resources will be sufficient to conduct all of our research and development programs as planned. We are pursuing other opportunities to raise capital through the sale of our common stock or through other strategic initiatives. We believe certain of our outstanding warrants may provide a source of additional capital including, as of June 30, 2015, 2,389,000 outstanding warrants with an exercise price of $3.56 and an expiration date of March 2016, 750,000 outstanding warrants with an exercise price of $3.15 and an expiration date of May 2018, and 119,047 outstanding warrants with an exercise price of $3.38 and an expiration date of May 2018.  These warrants could provide gross proceeds of $11.3 million if exercised. There can be no assurances that all of our outstanding warrants will be exercised, or that there will be adequate financing available to us on acceptable terms, or at all. If we are unable to obtain additional financing, we may have to sell one or more of our programs or cease operations.

Off-Balance Sheet Arrangements

At June 30, 2015, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

Cash and cash equivalents as of June 30, 2015 were $8.6 million and were primarily invested in money market interest bearing accounts and money market funds. A hypothetical 10% adverse change in the average interest rate on our cash and cash equivalents would have had no material effect on net loss for the three and six months ended June 30, 2015.

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

We are not involved in any material legal proceedings as of June 30, 2015. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 15, 2015, we issued 15,000 restricted shares of common stock upon exercise of a warrant held by Redington, Inc. which was originally issued in 2012 in exchange for investor relations services.  We received $28,200 upon exercise of the warrant.  The common stock was issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder based on the offering of such securities to a single investor which represented that it was an accredited investor and that it was purchasing the shares for its own account and without a view to distribute them.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

10.1

Engagement Agreement, effective April 3, 2015, by and between MediciNova, Inc. and van den Boom & Associates, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 3, 2015).

10.2

At-the-Market Issuance Sales Agreement, dated May 22, 2015, by and between MediciNova, Inc. and MLV & Co. LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 22, 2015).

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

101

The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: July 30, 2015	By:	/s/ YUICHI IWAKI
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

10.2

At-the-Market Issuance Sales Agreement, dated May 22, 2015, by and between MediciNova, Inc. and MLV & Co. LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 22, 2015).

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

101

The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements.