Form 10-Q
period 2015-09-30
MEDICINOVA INC
filed 2015-10-29
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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

As of October 23, 2015, the registrant had 29,956,495 shares of Common Stock ($0.001 par value) outstanding.

MEDICINOVA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,612,272	$11,669,435
Prepaid expenses and other current assets	732,512	463,486
Total current assets	24,344,784	12,132,921
Goodwill	9,600,241	9,600,241
In-process research and development	4,800,000	4,800,000
Investment in joint venture	660,420	684,789
Property and equipment, net	23,887	44,844
Other assets	157,737	10,699
Total assets	$39,587,069	$27,273,494
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$354,700	$461,970
Accrued expenses	350,904	345,530
Accrued compensation and related expenses	590,926	786,494
Total current liabilities	1,296,530	1,593,994
Long-term deferred rent and lease liability	14,572	18,748
Deferred tax liability	1,956,000	1,956,000
Long-term deferred revenue	1,694,163	1,694,163
Total liabilities	4,961,265	5,262,905
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 3,000,000 shares authorized at September 30, 2015 and December 31, 2014; 220,000 shares issued and outstanding at September 30, 2015 and December 31, 2014	2,200	2,200
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2015 and December 31, 2014; 29,956,495 and 24,436,317 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	29,957	24,437
Additional paid-in capital	351,386,898	332,666,935
Accumulated other comprehensive loss	(101,471)	(100,977)
Accumulated deficit	(316,691,780)	(310,582,006)
Total stockholders’ equity	34,625,804	22,010,589
Total liabilities and stockholders' equity	$39,587,069	$27,273,494

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Operating expenses:
Research, development and patents	$586,680	$893,265	$2,103,416	$2,476,797
General and administrative	1,007,453	1,451,994	3,982,801	4,363,237
Total operating expenses	1,594,133	2,345,259	6,086,217	6,840,034
Operating loss	(1,594,133)	(2,345,259)	(6,086,217)	(6,840,034)
Other expense	(22,857)	(2,587)	(41,298)	(477)
Other income	10,483	9,077	23,731	30,599
Loss before income taxes	(1,606,507)	(2,338,769)	(6,103,784)	(6,809,912)
Income taxes	(1,383)	(1,472)	(5,990)	(4,562)
Net loss applicable to common stockholders	$(1,607,890)	$(2,340,241)	$(6,109,774)	$(6,814,474)
Basic and diluted net loss per common share	$(0.06)	$(0.10)	$(0.24)	$(0.28)
Shares used to compute basic and diluted net loss per common share	26,931,555	24,149,680	25,441,423	23,997,920
Net loss applicable to common stockholders	$(1,607,890)	$(2,340,241)	$(6,109,774)	$(6,814,474)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	1,833	(6,969)	(493)	(3,503)
Comprehensive loss	$(1,606,057)	$(2,347,210)	$(6,110,267)	$(6,817,977)

See accompanying notes

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2015	2014
Operating activities:
Net loss	$(6,109,774)	$(6,814,474)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash stock-based compensation	1,143,814	984,095
Depreciation and amortization	23,273	30,465
Change in value of equity method investment	24,369	(9,346)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(415,910)	965,759
Accounts payable, accrued expenses and deferred rent	(105,962)	325,185
Accrued compensation and related expenses	(195,568)	359,062
Receivable	—	6,008,553
Net cash (used in) provided by operating activities	(5,635,758)	1,849,299
Investing activities:
Acquisition of property and equipment	(2,320)	(3,523)
Net cash used in investing activities	(2,320)	(3,523)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	16,619,129	2,989,097
Proceeds from common stock option and warrant exercises	872,632	343,230
Proceeds from issuance of common stock for ESPP, net of issuance costs	89,908	60,456
Net cash provided by financing activities	17,581,669	3,392,783
Effect of exchange rate changes on cash and cash equivalents	(754)	(2,152)
Net increase in cash and cash equivalents	11,942,837	5,236,407
Cash and cash equivalents, beginning of period	11,669,435	6,700,493
Cash and cash equivalents, end of period	$23,612,272	$11,936,900
Supplemental disclosures of cash flow information:
Income taxes paid	$7,443	$5,562

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

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $0.5 million and $0.8 million for the three-months ended September 30, 2015 and 2014, respectively.  Research and development costs totaled $1.9 million and $2.2 million for the nine months ended September 30, 2015 and 2014, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents on developments in Research, Development and Patents expenses. Such patent-related expenses totaled $0.1 million for the three-months ended September 30, 2015 and 2014.  Patent-related expenses totaled $0.2 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Vendor Payment

During the nine months ended September 30, 2015, the Company received a $100,000 payment from a vendor to offset the costs of manufactured drug product that was inadvertently destroyed by the vendor.  The vendor payment has been recorded as an offset to general and administrative expense.

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

Kissei Pharmaceutical Co., Ltd

In October 2011, the Company entered into an agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, the Company is responsible for all costs to be incurred in the performance of these services. Certain of these research and development services were completed in 2013 and 2012, and the remaining services are expected to be delivered and completed at a future date. The Company assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, research and development services. As such, revenue is being recognized as the research and development services are performed. The amount received from Kissei, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue and will be recognized as revenue as the remaining services are performed. No revenue was recorded in the three and nine months ended September 30, 2015 and 2014.

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

Included in cash and cash equivalents are $23.4 million and $11.5 million of money market funds as of September 30, 2015 and December 31, 2014, respectively, that are classified within Level 1 of the fair value hierarchy.

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

Zhejiang Sunmy is a variable interest entity for which the Company is not the primary beneficiary as the Company does not have a majority of the board seats and does not have power to direct or significantly influence the actions of the entity. The activities of Zhejiang Sunmy are accounted for under the equity method whereby the Company absorbs any loss or income generated by Zhejiang Sunmy according to the Company’s percentage ownership. At September 30, 2015, the investment is reflected as a long-term asset on the Company’s consolidated balance sheet which represents the investment in Zhejiang Sunmy, net of the Company’s portion of any generated loss or income.

5. Stock-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan, or 2013 Plan, under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan, or 2004 Plan. A total of 2,500,000 shares of common stock were initially reserved for issuance under the 2013 Plan, plus “returning shares” that may become available from time to time. “Returning shares” are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2004 Plan, all outstanding stock awards granted under the 2004 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan. As of September 30, 2015, 1,673,825 options remain available for future grant under the 2013 Plan.

Stock Options

Options granted under the 2013 Plan and Prior Plans have terms of ten years from the date of grant and generally vest over a three or four year period.

The exercise price of all options granted was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of September 30, 2015 is as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	3,447,969	$5.00
Granted	689,000	$3.14
Exercised	—	$—
Cancelled	(3,000)	$9.27
Outstanding at September 30, 2015	4,133,969	$4.69	6.01	$450,681
Exercisable at September 30, 2015	3,206,670	$5.12	5.12	$438,061

No options were exercised during the nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, there were 15,000 options exercised, from which gross proceeds of $38,850 were received. The intrinsic value of options exercised during the three and nine months ended September 30, 2014 was $3,750.

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

For the nine months ended September 30, 2015, an aggregate of 35,178 shares were issued under the ESPP. As of September 30, 2015, there are 195,775 shares available for future issuance under the ESPP.

Compensation Expense

During the three and nine months ended September 30, 2015, options to purchase 40,000 and 689,000 shares of common stock were granted, respectively. Stock-based compensation expense for stock option awards and ESPP shares are reflected in total operating expenses for each respective year. For the three months ended September 30, 2015 and 2014, stock-based compensation related to stock options and ESPP was $84,143 and $497,675, respectively. For the nine months ended September 30, 2015 and 2014, stock-based compensation expense related to stock options and the ESPP was $1,143,814 and $984,095, respectively.

The Company uses the Black-Scholes valuation model for determining the estimated fair value and the stock-based compensation for stock-based awards granted to employees. The following table provides the assumptions used in the Black-Scholes valuation model for the three and nine months ended September 30, 2015 and 2014. The ESPP assumptions for the three months ended September 30, 2015 and 2014 are actual amounts, and the assumptions for the nine months ended September 30, 2015 and 2014 are weighted average amounts.

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Stock Option assumptions:
Risk-free interest rate	1.68%	1.70%	1.48%	0.36%
Expected volatility of common stock	79.9%	79.7%	79.3%	65.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	5.3	5.2	5.5	1.8
ESPP assumptions:
Risk-free interest rate	—	—	0.12%	0.06%
Expected volatility of common stock	—	—	82.3%	67.6%
Dividend yield	—	—	0%	0.0%
Expected term (in years)	—	—	0.5	0.5

As of September 30, 2015, there was $1.3 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.7 years, on a straight-line basis.

6. Stockholders’ Equity

Public Offering

On August 24, 2015, the Company completed a firm-commitment underwritten public offering of 5,000,000 shares of common stock at a purchase price of $3.50 per share for aggregate gross proceeds of $17.5 million, and received aggregate net proceeds of approximately $16.0 million, net of underwriting discounts and commissions and offering expenses.

At-The-Market Issuance Sales Agreements

On October 16, 2013, the Company entered into an at-the-market equity distribution agreement with Macquarie Capital USA (MCUSA) pursuant to which the Company could sell common stock through MCUSA from time to time up to an aggregate offering price of $10.0 million. Under the terms of this agreement, unless otherwise mutually agreed, no daily sale of an amount of shares of the Company’s common stock is to exceed the lower of $50,000 or 10% of the lower of the 5-day or 3-month average daily traded value of the Company’s common stock on NASDAQ (unless 10% of the lower of the 5-day or 3-month average daily traded value of the Company’s common stock on the JASDAQ Market of the Tokyo Stock Exchange (“TSE”) is greater, in which case the value from the TSE will be used) as of the date of the applicable issuance notice. The price per share is not to be less than the greater of $1.29 or the last available closing price of a share of the Company’s common stock on NASDAQ. MCUSA agreed to use its commercially reasonable efforts consistent with its customary trading and sales practices and applicable laws, rules and regulations to sell shares of the Company’s common stock and is to sell such shares by any method permitted by law deemed to be “at the market.” The Company agreed to pay MCUSA an aggregate commission rate of 7.0% of the gross proceeds of any common stock sold under this agreement. MCUSA is under no obligation to purchase shares pursuant to this agreement and there are no assurances that MCUSA will be successful in selling shares. Proceeds from sales of common stock will depend on the number of shares of common stock sold to MCUSA and the per share purchase price of each transaction. The agreement with MCUSA provides both MCUSA and the Company the right to terminate the agreement in their discretion upon giving five business days written notice. For the nine months ended September 30, 2015, the Company has generated gross and net proceeds of $0.9 million and $0.7 million, respectively, under this agreement on the sale of 225,000 shares of the Company’s common stock at prices ranging from $3.24 to $4.45 per share. The at-the-market equity distribution agreement with MCUSA was terminated on May 22, 2015, and as of such date, the Company had completed sales to MCUSA totaling 2,127,500 shares of common stock at prices ranging from $2.01 to $4.45 per shares, generating gross and net proceeds of $5.3 million and $4.5 million, respectively. Net proceeds are calculated as gross proceeds less commissions and other issuance costs.

On May 22, 2015, the Company entered into an at-the-market issuance sales agreement with MLV & Co. LLC (MLV) pursuant to which the Company may sell common stock through MLV from time to time up to an aggregate offering price of $30.0 million. Sales of the Company’s common stock through MLV, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NASDAQ, on any other existing trading market for the common stock or to or through a market maker. MLV may also sell the common stock in privately negotiated transactions, subject to the Company’s prior approval.  The Company agreed to pay MLV an aggregate commission rate of up to 4.0% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock will depend on the number of shares of common stock sold to MLV and the per share purchase price of each transaction. The Company is not obligated to make any sales of common stock under the sales agreement and may terminate the sales agreement at any time upon written notice. For the nine months ended September 30, 2015, the Company has generated gross and net proceeds of $32,700 and $31,600, respectively (excluding $101,800 in issuance costs incurred), under this agreement on sales of 7,800 shares of the Company’s common stock at prices ranging from $4.16 to $4.23 per share.

Common Stock Warrants

In 2011, the Company consummated a firm-commitment underwritten public offering of 2,800,666 units at a price to the public of $3.00 per unit for gross proceeds of $8.25 million. Each unit consists of one share of common stock and a warrant to purchase one share of common stock. The shares of common stock and warrants are immediately separable and were issued separately. The warrants are exercisable immediately upon issuance, have a five-year term and an exercise price of $3.56 per share. During the nine months ended September 30, 2015 and 2014, 237,200 and 85,500 of these warrants were exercised for gross proceeds of $0.8 million and $0.3 million, respectively. As of September 30, 2015, 2,339,300 of these warrants remain outstanding and exercisable.

In August 2012, the Company issued a warrant in exchange for investor relations services to purchase up to 130,000 of common stock of the Company at a price of $1.88 per share, the closing price of the Company’s common stock on that date. As of September 30, 2014, the warrant was exercisable for 15,000 shares, and no further shares will vest. During the nine months ended September 30, 2015, all 15,000 of these warrants were exercised for gross proceeds of $28,200.

In May 2013, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which the Company agreed to sell to investors 1,158,730 shares of the Company’s common stock at a price of $3.15 per share and warrants to purchase an aggregate of 869,047 shares of the Company’s common stock with an exercise price of $3.15 per share. On May 29, 2013, 119,047 of the warrants were amended to reflect an exercise price of $3.38 per share. The warrants will expire on May 9, 2018. As of September 30, 2015, 869,047 of these warrants remain outstanding and exercisable.

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

Potentially dilutive outstanding securities excluded from diluted net loss per common share because of their anti-dilutive effect:

	September 30,
	2015	2014
Convertible preferred stock, as converted	2,200,000	2,200,000
Stock options	4,133,969	3,257,969
Warrants	3,406,367	3,675,567
Total	9,740,336	9,133,536

8. Related Party Transactions

On October 13, 2011, the Company entered into a services agreement with Kissei to perform two separate studies relating to MN-221 in exchange for $2.5 million paid to the Company in October 2011. The Company is responsible for all costs to be incurred in the performance of these studies. The amount received from Kissei, net of the amount recorded as revenue through September 30, 2015, is included on the balance sheet at September 30, 2015 as long-term deferred revenue and will be recognized as revenue in future periods upon the Company’s performance of the remaining services.

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

We have incurred significant net losses since our inception. As of September 30, 2015, we had an accumulated deficit of $316.7 million and expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

Zhejiang Sunmy is a variable interest entity for which we are not the primary beneficiary as we do not have a majority of the board seats and we do not have power to direct or significantly influence the actions of the entity. We therefore account for the activities of Zhejiang Sunmy under the equity method whereby we absorb any loss or income generated by Zhejiang Sunmy according to our percentage ownership. At September 30, 2015, we reflect a long-term asset on our consolidated balance sheet which represents our investment in Zhejiang Sunmy, net of our portion of any generated loss or income.

Depending on decisions we may make as to further clinical development, we may seek to raise additional capital. We may also pursue potential partnerships and potential acquirers of license rights to our programs in markets outside the United States.

Revenues and Cost of Revenues

In October 2011, we entered into an agreement with Kissei to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, we are responsible for all costs incurred and to be incurred in the performance of these services. Certain of the development services were completed in 2013 and 2012, and the remaining services are expected to be delivered and completed at a future date. We assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, which was research and development services. The $2.5 million was initially recorded as deferred revenue. During the three and nine months ended September 30, 2015 and 2014, we recognized zero revenues associated with this agreement.

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

The following table presents our total research, development, and patent expenses by category during the periods presented (in thousands):

	Three Months Ended September 30,
	2015	2014
External development expense:
MN-221	$2	$2
MN-166	187	173
MN-001	53	232
MN-029	1	1
Total external development expense	243	408
R&D personnel expense	231	309
R&D facility and depreciation expense	14	14
Patent expenses	61	130
Other R&D expense	38	32
Total research, development and patent expense	$587	$893

	Nine Months Ended September 30,
	2015	2014
External development expense:
MN-221	$7	$8
MN-166	592	850
MN-001	137	361
MN-029	13	1
Total external development expense	749	1,220
R&D personnel expense	936	843
R&D facility and depreciation expense	40	34
Patent expenses	243	296
Other R&D expense	135	84
Total research, development and patent expense	$2,103	$2,477

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

Stock-Based Compensation

We grant options to purchase our common stock to our employees and directors under our 2013 Stock Incentive Plan. Additionally, we have outstanding stock options that were granted under our Amended and Restated 2004 Stock Incentive Plan. Under our 2007 Employee Stock Purchase Plan, full-time employees are permitted to purchase common stock through payroll deductions at the lower of 85% of fair market value at the beginning of the offering period or the end of each six-month offering period. The benefits provided under all of these plans requires stock-based compensation for an award of equity instruments, including stock options and employee stock purchase rights issued to employees to be recognized as a cost in the consolidated financial statements. The cost of these awards is measured according to the grant date fair value of the stock award and is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. We occasionally issue employee performance-based stock options, the vesting of which is based on a determination made by our board of directors as to the achievement of certain corporate objectives. The grant date of such awards is the date on which our board of directors makes its determination. For periods preceding the grant date, the cost of these awards is measured according to their fair value at each reporting date. In the absence of an observable market price for the stock award, the grant date fair value of the award would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate.

Valuation of our stock option grants requires us to estimate certain variables, such as estimated volatility and expected life. If any of our estimations change, such changes could have a significant impact on the stock-based compensation amount we recognize.

Goodwill and Purchased Intangibles

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets of acquired businesses. The allocation of purchase price for acquisitions require extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets as a portion of the purchase price can only be allocated to goodwill in a business combination. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets that have finite useful lives require the use of estimates and the exercise of judgment. These judgments can significantly affect our net operating results. As of September 30, 2015, goodwill and in-process research and development, or IPR&D, was $9.6 million and $4.8 million, respectively.

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

Results of Operations

Comparison of the three months ended September 30, 2015 and 2014

Research, Development and Patent Expenses

Research, development and patent expenses were $0.6 million and $0.9 million for the three months ended September 30, 2015 and 2014, respectively. This $0.3 million decrease was due primarily to less drug supply and manufacturing expense.

General and Administrative

General and administrative expenses for the three months ended September 30, 2015 were $1.0 million, a decrease of $0.5 million when compared to $1.5 million for the three months ended September 30, 2014. This decrease in general and administrative expenses was due primarily to less stock compensation expense for performance options.

Comparison of the nine months ended September 30, 2015 and 2014

Research, Development and Patent Expenses

Research, development and patent expenses were $2.1 million and $2.5 million for the nine months ended September 30, 2015 and 2014, respectively. This $0.4 million decrease was due primarily to less drug supply and manufacturing expense.

General and Administrative

General and administrative expenses were $4.0 million and $4.4 million for the nine months ended September 30, 2015 and 2014, respectively. This $0.4 million decrease was due primarily to less professional expenses in 2015 as compared to 2014 along with a $100,000 payment from a vendor to offset the costs of manufactured drug product that was inadvertently destroyed by the vendor. The vendor payment was recorded as an offset to general and administrative expense.

Liquidity and Capital Resources

Net cash used in operating activities during the nine months ended September 30, 2015 was $5.6 million compared to $1.8 million of net cash provided by operating activities during the same period in 2014. The $7.5 million change is primarily related to the receipt of $6.0 million in accounts receivable during the first quarter of 2014 as well as higher amortization of prepaid expenses in 2014 compared to 2015.

Net cash provided by financing activities during the nine months ended September 30, 2015 was $17.6 million compared to $3.4 million during the same period in 2014. The increase in cash provided by financing activities is due to more shares of common stock issued in 2015 in connection with the August 2015 public offering.

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

On May 22, 2015, we entered into an at-the-market issuance sales agreement with MLV & Co. LLC (MLV) pursuant to which we may sell common stock through MLV from time to time up to an aggregate offering price of $30.0 million. Sales of our common stock through MLV, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NASDAQ, on any other existing trading market for the common stock or to or through a market maker. MLV may also sell the common stock in privately negotiated transactions, subject to our prior approval.  We agreed to pay MLV an aggregate commission rate of up to 4.0% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock will depend on the number of shares of common stock sold to MLV and the per share purchase price of each transaction. We are not obligated to make any sales of common stock under the sales agreement and may terminate the sales agreement at any time upon written notice. As of September 30, 2015, we have generated gross and net proceeds of approximately $32,700 and $31,600, respectively (excluding $101,800 in issuance costs), under this agreement on sales of 7,800 shares of our common stock at prices ranging from $4.16 to $4.23 per share.

As of September 30, 2015, we had available cash and cash equivalents of $23.6 million and working capital of $23.0 million. As of the date of this report, we believe we have working capital sufficient to fund operations through December, 2017. However, we cannot provide assurance that these capital resources will be sufficient to conduct all of our research and development programs as planned.

Off-Balance Sheet Arrangements

At September 30, 2015, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

Cash and cash equivalents as of September 30, 2015 were $23.6 million and were primarily invested in money market interest bearing accounts and money market funds. A hypothetical 10% adverse change in the average interest rate on our cash and cash equivalents would have had no material effect on net loss for the three and nine months ended September 30, 2015.

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

We are not involved in any material legal proceedings as of September 30, 2015. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

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

101

The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: October 29, 2015	By:	/s/ YUICHI IWAKI
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

101

The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements.