Form 10-K
period 2015-12-31
MEDICINOVA INC
filed 2016-02-25
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $86,941,000 based on the closing price of the registrant’s common stock on The NASDAQ Global Market of $3.95 per share on June 30, 2015. Shares of common stock held by each executive officer and director and each person who beneficially owns 10% or more of the outstanding common stock have been excluded from this calculation. This determination of affiliate status may not be conclusive for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 18, 2016 was 30,001,495.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

MEDICINOVA, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2015

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

MN-166 (ibudilast) is currently in development for several different neurological disorders. We completed a Phase 2 clinical trial of MN-166 (ibudilast) for the treatment of relapsing multiple sclerosis (MS) in 2008, in which positive safety and neuroprotective efficacy indicators were observed. We have successfully partnered with investigators on an ongoing Phase 2b clinical trial of MN-166 (ibudilast) in primary progressive and secondary progressive MS which is conducted by NeuroNEXT and funded by the NIH’s National Institute on Neurological Diseases and Stroke (NINDS). In June 2015, we announced that the progressive MS trial completed randomization of 255 subjects, which exceeded the goal of 250 subjects that were planned for participation.  In August 2014, we announced plans to initiate a clinical trial of MN-166 (ibudilast) in amyotrophic lateral sclerosis (ALS), and this trial is currently ongoing. In February 2015, we announced that the ALS study had enrolled 30 of the 60 subjects planned for participation. In April 2015, we announced that interim safety data from the ongoing ALS study was presented at the American Academy of Neurology (AAN) 67th Annual Meeting in Washington, DC. There were no safety or tolerability concerns in the MN-166 (ibudilast) treatment group compared with the placebo treatment group after three months of treatment, and the independent safety medical monitor recommended that the ALS study continue as planned. In September 2015, we announced that the first advanced ALS patient, using non-invasive ventilation (NIV), enrolled in the ongoing ALS study. We amended the protocol to expand its recruitment to include advanced ALS patients in the trial, and this amendment was approved by the FDA (U.S. Food and Drug Administration). The amended protocol plans enrollment of 60 advanced ALS patients with NIV support in the study in addition to 60 patients without NIV support.  In November 2015, we announced that the FDA approved the protocol of a new clinical trial in ALS patients to evaluate MN-166 (ibudilast) by measuring its effects using a novel imaging technology that will complement the conventional assays typically utilized in ALS trials. On February 17, 2016, we entered into an agreement to collaborate with Massachusetts General Hospital (MGH) to study the effects of MN-166 (ibudilast) on reducing brain microglial activation in ALS subjects which can be monitored by a biomarker. In December 2015, we announced that the FDA granted Fast Track designation to MN-166 (ibudilast) for the treatment of patients with ALS. In June 2015, we announced that the FDA granted orphan-drug designation to MN-166 (ibudilast) for treatment of Krabbe disease.  In January 2016, we announced that the FDA granted Rare Pediatric Disease Designation to MN-166 (ibudilast) for treatment of Type 1 - Early Infantile Krabbe disease.  In the area of addiction, investigators at UCLA completed a Phase 1b clinical trial of MN-166 (ibudilast) in methamphetamine (MA)-dependent volunteers, funded by the National Institute on Drug Abuse (NIDA), and the results were presented at the Annual Meeting of the College on Problems of Drug Dependence (CPDD) in June 2013. In September 2012 we announced approval and funding by NIDA of a Phase 2 clinical trial studying the use of MN-166 (ibudilast) for the treatment of MA addiction. In collaboration with UCLA, this clinical trial commenced in 2013 and is currently ongoing. In 2010, investigators at Columbia University and the New York State Psychiatric Institute (NYSPI) completed a Phase 1b/2a clinical trial of MN-166 (ibudilast) in opioid withdrawal that was funded by NIDA. Investigators at Columbia University and the NYSPI are currently conducting a NIDA-funded, Phase 2a clinical trial to evaluate the efficacy of MN-166 (ibudilast) in the treatment of patients addicted to prescription opioids or heroin. Positive interim data from this study was reported in August 2014, and data from this study was presented at the 77th Annual Meeting of the College on Problems of Drug Dependence (CPDD) in June 2015. In August 2013, we announced that researchers at UCLA were granted approval and funding by National Institute on Alcoholism and Alcohol Abuse (NIAAA) of a clinical trial to evaluate the use of MN-166 (ibudilast) for the treatment of alcohol dependence, and we announced in June 2015 that the study completed enrollment of 24 subjects. In December 2015, we announced that results of the alcohol dependence study were presented at the American College of Neuropsychopharmacology (ACNP)’s 54th Annual Meeting.  MN-166 (ibudilast), but not placebo, significantly decreased basal, daily alcohol craving over the course of the study (p<0.05). MN-166 (ibudilast) did not affect cue- and stress-induced alcohol craving. However, MN-166 (ibudilast) increased positive mood during both the cue reactivity and stress procedures.  MN-166 (ibudilast) was safe and well-tolerated during the study.

MN-001 (tipelukast) is currently in development for fibrotic diseases including nonalcoholic steatohepatitis (NASH) and idiopathic pulmonary fibrosis (IPF). In 2014, we announced positive results of MN-001 (tipelukast) in two different NASH mouse models and began preparing for clinical development of MN-001 (tipelukast) for the treatment of NASH in the U.S. In January 2015, we announced that the IND (Investigation New Drug) application for MN-001 (tipelukast) for the treatment of NASH is open with the FDA (U.S. Food and Drug Administration) and the FDA agreed that we may proceed with a Phase 2 study. In April 2015, the FDA granted Fast Track designation to MN-001 (tipelukast) for the treatment of patients with NASH with fibrosis.  In July 2015, we announced that the FDA approved a second protocol for a clinical trial evaluating MN-001 (tipelukast) for a NASH indication which targets NASH patients with hypertriglyceridemia.  In November 2015, we announced initiation of a clinical trial to investigate MN-001 (tipelukast) for the treatment of hypertriglyceridemia in NASH patients. In June 2014, we announced positive results of MN-001 (tipelukast) in a mouse model of pulmonary fibrosis and began preparations to pursue clinical development of MN-001 (tipelukast) in IPF. In October 2014, we announced that the FDA granted Orphan-Drug designation to MN-001 (tipelukast) for treatment of IPF, which will provide seven years of marketing exclusivity if MN-001 (tipelukast) is approved for IPF. In February 2015, we announced that the FDA approved the protocol for a clinical trial of MN-001 (tipelukast) for the treatment of moderate to severe IPF. Importantly, due to safety data from previous clinical studies of MN-001 (tipelukast), the FDA agreed that we may proceed with a Phase 2 study as the first clinical trial of MN-001 (tipelukast) in IPF. In September 2015, we announced that the FDA granted Fast Track designation to MN-001 (tipelukast) for the treatment of patients with idiopathic pulmonary fibrosis (IPF).  In October 2015, we announced initiation of a Phase 2 clinical trial of MN-001 (tipelukast) to treat moderate to severe IPF at Penn State.

We completed a Phase 2 clinical trial of MN-221 for the treatment of acute exacerbations of asthma treated in the emergency room and conducted an End-of-Phase 2 (EOP2) meeting with the U.S. Food and Drug Administration (FDA) in October 2012. We plan to conduct further development of MN-221 according to the feedback received from the FDA following the EOP2 meeting. In that meeting, the FDA identified the risk/benefit profile of MN-221 as a focal point for further development and advised that a clinical outcome, such as a reduction in hospitalizations, would need to be a pivotal trial primary endpoint. Previously completed Phase 2 studies have evaluated the potential for MN-221 to reduce hospitalizations due to acute exacerbations of asthma. We believe the appropriate clinical development for MN-221 will involve conducting dose regimen and acute exacerbations of asthma trial design optimization studies prior to commencing pivotal trials. Currently, we are working to identify a partner for financial support before further clinical development is commenced.

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

Our Strategy

Our goal is to build a sustainable biopharmaceutical business through the successful development of differentiated products for the treatment of serious diseases with unmet medical needs in high-value therapeutic areas. Key elements of our strategy are as follows:

•	Pursue the development of MN-166 (ibudilast) for multiple potential indications primarily through non-dilutive financings.

We intend to advance our diverse MN-166 (ibudilast) program primarily through a combination of investigator-sponsored trials and trials funded through government grants or other grants. In addition to providing drug supply and regulatory support, we are funding portions of the consortium-sponsored trials. For example, we have contributed financially to the Secondary and Primary Progressive Ibudilast NeuroNEXT Trial in Multiple Sclerosis (SPRINT-MS) Phase 2 clinical trial of MN-166 (ibudilast) for the treatment of progressive MS, which is primarily funded by the National Institutes of Health (NIH), and are contributing financially to the Carolinas Neuromuscular ALS-MDA Center clinical trial of MN-166 (ibudilast) for the treatment of ALS. We intend to enter into additional strategic alliances to support further clinical development of MN-166 (ibudilast).

•	Pursue the development of MN-001 (tipelukast) for fibrotic diseases such as NASH and IPF.

We intend to advance development of MN-001 (tipelukast) through a combination of investigator-sponsored trials with or without grant funding as well as trials we may fund.

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

Following are the details of our product development programs:

MN-166 (ibudilast)

MN-166 (ibudilast) is a novel, first-in-class, oral, anti-inflammatory and neuroprotective agent. Ibudilast inhibits macrophage migration inhibitory factor (MIF) and certain phosphodiesterases (PDEs). Ibudilast also attenuates activated glia cells, which play a major role in certain neurological conditions. While it has been in use for more than 20 years in Japan and Korea for the treatment of asthma and post-stroke dizziness, we are developing ibudilast for the treatment of primary progressive and secondary progressive MS, ALS, and drug dependence. We licensed MN-166 (ibudilast) from Kyorin Pharmaceuticals (Kyorin) in 2004. FDA has granted Fast Track designation to MN-166 (ibudilast) for the treatment of methamphetamine dependence and for the treatment of ALS.

We have filed patent applications for multiple uses of ibudilast for the treatment of neurological conditions, as well as patent applications on analogs that have the potential to be second generation molecules. Some of the patent estate has received allowance in the U.S. and foreign countries.

Primary and Secondary Progressive Multiple Sclerosis: MS is a complex disease with predominantly unknown etiology and affects approximately 2.3 million people worldwide, according to the National Multiple Sclerosis Society, or NMSS. Also according to NMSS, approximately 85 percent of people with MS are initially diagnosed with relapsing-remitting MS, or RRMS, and most people who are initially diagnosed with RRMS will eventually transition to secondary progressive MS, or SPMS.  About 10 percent of people with MS are diagnosed with primary progressive MS, or PPMS. There are no therapies generally considered safe and efficacious in PPMS or SPMS in the absence of relapses. There is a great need for a safe, effective, and conveniently administered therapy for patients with PPMS and SPMS. MN-166 (ibudilast) may meet these needs. Based on promising results from a Phase 2a trial in relapsing MS completed in 2008, investigators from NeuroNEXT, a NIH-funded Phase 2 clinical trial network, have begun to evaluate ibudilast in PPMS and SPMS patients in the U.S. SPRINT-MS is a Phase 2, randomized, placebo-controlled trial evaluating the safety and tolerability of ibudilast (up to 100 mg/day) over two years in PPMS and SPMS patients. Recruitment and enrollment at 28 medical centers in the U.S. commenced in late 2013 and randomization of 255 subjects was completed in June 2015.  The trial is expected to be completed in 2017.

Amyotrophic Lateral Sclerosis (ALS): ALS, also known as Lou Gehrig’s disease, is a progressive neurodegenerative disease that affects nerve cells in the brain and the spinal cord. The nerves lose the ability to trigger specific muscles, which causes the muscles to become weak. As a result, ALS affects voluntary movement and patients in the later stages of the disease may become totally paralyzed. Life expectancy of an ALS patient is usually 2-5 years. According to the ALS Association, there are approximately 30,000 ALS patients in the U.S. and approximately 5,600 people in the U.S. are diagnosed with ALS each year. Riluzole is the only pharmaceutical treatment approved for ALS in the U.S., but it has limited efficacy. We are working with Carolinas Neuromuscular/ALS-MDA Center at Carolinas HealthCare System Neurosciences Institute, which is conducting an ongoing clinical trial of ibudilast in ALS. The trial is a randomized, double-blind, placebo-controlled study which includes a six-month treatment period followed by a six-month open-label extension. The study will evaluate several efficacy endpoints in addition to monitoring the safety and tolerability of MN-166 (ibudilast) 60 mg/day versus placebo when administered in combination with riluzole in 60 subjects with ALS. Subject enrollment began in October 2014. In February 2015, we announced that the ALS study had enrolled 30 of the 60 subjects planned for participation. In September 2015, we announced that the first advanced ALS patient, using non-invasive ventilation (NIV), enrolled in the ongoing ALS study. We amended the protocol to expand its recruitment to include advanced ALS patients in the trial. The amended protocol plans enrollment of 60 advanced ALS patients with NIV support in the study in addition to 60 patients without NIV support.  In December 2015, we announced that the FDA granted Fast Track designation to MN-166 (ibudilast) for the treatment of patients with ALS.

Methamphetamine addiction: Methamphetamine (MA) is a central nervous system stimulant drug that is similar in structure to amphetamine. It is a Schedule II drug, meaning that it has high abuse potential and low therapeutic potential. According to the SAMHSA 2014 National Survey on Drug Use and Health, there are approximately 569,000 current MA abusers age 12 and older in the U.S. According to the Rand Corporation, the national estimate of the economic burden of MA use, based on the most recent year for which data are available, is approximately $23.4 billion. Currently, there is no pharmaceutical treatment approved for MA dependence. Based on non-clinical results with ibudilast’s effects in an animal model of MA relapse, investigators at UCLA conducted a Phase 1b clinical trial funded by NIDA to examine the safety and preliminary efficacy of ibudilast in non-treatment-seeking, MA-dependent users in an inpatient trial that was completed in 2012. Subsequently, UCLA investigators received NIDA grant funding for an ongoing Phase 2 clinical trial that commenced in 2013 for evaluation of ibudilast in MA-dependent users in an outpatient trial setting.

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

Opioid withdrawal and dependency: According to the Substance Abuse and Mental Health Services Administration’s (SAMHSA) 2014 National Survey on Drug Use and Health, there are approximately 1.9 million people age 12 or older with pain reliever use disorder (includes those with dependence or abuse) and approximately 586,000 people age 12 or older with heroin use disorder (includes those with dependence or abuse) in the U.S. Access to prescription opioids has recently become more difficult due to more stringent policies on prescribing opioids. An unintended consequence of this policy is increased use of heroin. Heroin is attractive to prescription opioid addicts because it is cheaper and more accessible than prescription opioids. Heroin poses serious health issues, such as risk of HIV and Hepatitis C infection, overdose and death (Knopf, 2012). The economic costs of nonmedical use of prescription opioids in the U.S. in 2006 (Hansen et al., 2011) was estimated to total more than $50 billion annually; lost productivity and crime accounted for 94% of the total economic burden. There is an urgent, significant unmet medical need for a safe, effective non-addictive, non-opioid therapy for the treatment of prescription opioid and heroin addiction. In 2010, investigators at Columbia University and NYSPI completed a double-blind, randomized, placebo-controlled in-unit Phase 1b/2a clinical trial to evaluate the ability of ibudilast to reduce opioid withdrawal symptoms in humans. The trial was funded by NIDA. Subsequently, investigators at Columbia/NYSPI commenced a NINDA-funded Phase 2a clinical trial of ibudilast for the treatment of prescription opioid dependency. In August 2014, we announced positive interim results of this ongoing study and data from this study was presented at the 77th Annual Meeting of the College on Problems of Drug Dependence (CPDD) in June 2015.

Alcohol addiction: According to SAMHSA’s 2014 National Survey on Drug Use and Health, there are approximately 17.0 million people with alcohol use disorder (includes those with dependence or abuse) aged 12 and older in the U.S. The Centers for

Disease Control and Prevention (CDC) reports that alcohol abuse costs the U.S. $249 billion in 2010, the latest year for which complete data are available. Currently, medicines approved by the FDA to treat alcohol dependence include Antabuse®, Vivitrol®, Campral® and Revia®. However, the search for a safe and effective drug remains elusive due to limited success of these FDA-approved compounds (Witkiewitz et al., 2012). In a non-clinical trial (Bell et al., 2013), ibudilast was examined in rats and mice and was found to reduce alcohol drinking in alcohol-preferring P rats and high-alcohol drinking (HAD1) rats by 50%, and in mice made dependent on alcohol at doses which had no effect on non-dependent mice. Concurrently, investigators at UCLA received funding from the NIAAA to initiate a Phase 2a study to evaluate ibudilast in a randomized, double-blind, placebo-controlled within-subject crossover design to determine the safety, tolerability and initial human laboratory efficacy of ibudilast in a sample of 24 non-treatment seeking individuals with either alcohol abuse or dependence. Participants will be treated with ibudilast and placebo. The study was initiated in early 2014 and completed enrollment of 24 subjects June 2015. Results of the alcohol dependence study were presented at the American College of Neuropsychopharmacology (ACNP)’s 54th Annual Meeting in December 2015.  MN-166 (ibudilast), but not placebo, significantly decreased basal, daily alcohol craving over the course of the study (p<0.05). MN-166 (ibudilast) did not affect cue- and stress-induced alcohol craving. However, MN-166 (ibudilast) increased positive mood during both the cue reactivity and stress procedures.  MN-166 (ibudilast) was safe and well-tolerated during the study.

MN-221 (bedoradrine)

MN-221 (bedoradrine) is a novel, highly selective ß2-adrenergic receptor agonist being developed for the treatment of acute exacerbations of asthma. We licensed MN-221 from Kissei Pharmaceutical Co., Ltd. (Kissei) in February 2004. Current inhaled beta-agonist treatments for asthma exacerbations are limited by bronchoconstriction or insufficient airflow due to inflammation and airway constriction, which reduces the amount of inhaled drug that can get into the lungs. In addition, the amount of inhaled treatments a patient can tolerate is limited due to the potential for cardiovascular side effects (e.g. increased heart rate).

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

MN-001 (tipelukast)

MN-001 (tipelukast) is a novel, orally bioavailable small molecule compound which exerts its effects through several mechanisms to produce its anti-fibrotic and anti-inflammatory activity in preclinical models, including leukotriene (LT) receptor antagonism, inhibition of PDEs (mainly 3 and 4), and inhibition of 5-lipoxygenase (5-LO). The 5-LO/LT pathway has been postulated as a pathogenic factor in fibrosis development and MN-001 (tipelukast)’s inhibitory effect on 5-LO and the 5-LO/LT pathway is considered to be a novel approach to treat fibrosis. MN-001 (tipelukast) has been shown to down-regulate expression of genes that promote fibrosis including LOXL2, Collagen Type 1 and TIMP-1. MN-001 (tipelukast) has also been shown to down-regulate expression of genes that promote inflammation including CCR2 and MCP-1. In addition, histopathological data shows that MN-001 (tipelukast) reduces fibrosis in multiple animal models. We licensed MN-001 (tipelukast) from Kyorin in 2002. In addition to granting

MN-001 (tipelukast) Fast-Track designation for the treatment of NASH with fibrosis, the FDA has also granted MN-001 (tipelukast) Orphan-Drug designation and Fast-Track designation for treatment of idiopathic pulmonary fibrosis (IPF).

Previously, we evaluated MN-001 (tipelukast) for its potential clinical efficacy in asthma and completed a Phase 2 study in asthma with positive results. MN-001 (tipelukast) has been exposed to more than 600 subjects and is considered generally safe and well-tolerated.

Nonalcoholic Steatohepatitis (NASH):  Nonalcoholic steatohepatitis (NASH) is a condition in which there is fat in the liver along with inflammation and damage to liver cells. NASH is a common liver disease that resembles alcoholic liver disease but occurs in people who drink little or no alcohol. According to the U.S. National Institute of Diabetes and Digestive and Kidney Diseases (NIDDK), NASH prevalence in the U.S. is 2-5%, and an additional 10-20% of Americans have "fatty liver." The underlying cause of NASH is unclear, but it most often occurs in persons who are middle-aged and overweight or obese. Many patients with NASH have elevated serum lipids, diabetes or pre-diabetes. Progression of NASH can lead to liver cirrhosis. Liver transplantation is the only treatment for advanced cirrhosis with liver failure. At this time, there is no treatment for NASH.  We completed a pre-clinical study evaluating MN-001 (tipelukast)’s potential clinical efficacy for the treatment of NASH. MN-001 (tipelukast) administered orally once daily (10, 30, and 100 mg/kg for three weeks) was evaluated in the STAM™ (NASH-HCC) mouse model of NASH, as measured by liver biochemistry and histopathology, NAFLD activity score (NAS), and percent of fibrosis and gene expression. MN-001 (tipelukast), in a dose-dependent manner, significantly reduced fibrosis area compared with placebo (p<0.01) as demonstrated by a reduction in liver hydroxyproline content, supporting MN-001 (tipelukast)’s anti-fibrotic properties. MN-001 (tipelukast) significantly improved NAS (p<0.01). MN-001 (tipelukast), in this animal model, improved NASH pathology by inhibiting hepatocyte damage (p<0.01) and ballooning (p<0.01). At the same time, MN-001 (tipelukast) was also shown to reduce certain gene expression levels in the liver, thus implying that MN-001 (tipelukast) prevents the formation of fibrosis in the NASH model. We completed a second preclinical study that examined the potential clinical efficacy of MN-001 (tipelukast) for the treatment of advanced NASH. This study used mice in more advanced stages of NASH as compared to the first study of MN-001 (tipelukast) in a NASH mouse model. MN-001 (tipelukast) showed anti-NASH and anti-fibrotic effects in the advanced NASH mouse model. NAFLD activity score was significantly reduced in the MN-001 (tipelukast) treated group compared to the non-treated group (p<0.001). The reduction was observed consistently in all NAS components including hepatocyte ballooning score (p<0.001), lobular inflammation score (p<0.01), and steatosis score (p<0.05). Percent fibrosis area was also reduced in the MN-001 (tipelukast) treated group (p<0.01). In addition, alpha-SMA-positive staining area was significantly reduced in the MN-001 treated group (p<0.001). Collectively, these results provide compelling evidence that MN-001 (tipelukast) warrants further evaluation for the treatment of NASH in humans. We have an open IND and the FDA has approved two different Phase 2 clinical trial protocols, one of which targets NASH patients with hypertriglyceridemia, for MN-001 (tipelukast) for the treatment of NASH in the U.S. We have initiated a Phase 2 clinical trial to investigate MN-001 (tipelukast) for the treatment of hypertriglyceridemia in NASH patients.  The FDA has granted Fast Track designation to MN-001 (tipelukast) for the treatment of patients with NASH with fibrosis.

Idiopathic Pulmonary Fibrosis (IPF):  Pulmonary fibrosis (PF) is a progressive disease characterized by scarring of the lungs that thickens the lining, causing an irreversible loss of the tissue's ability to transport oxygen. The causes of PF vary and can be due to anti-cancer drug therapy or exposure to chemicals. Idiopathic pulmonary fibrosis (IPF) is one type of PF without a clear cause. According to the Pulmonary Fibrosis Foundation, IPF affects between 132,000 – 200,000 people in the U.S., and an estimated 50,000 new cases are diagnosed annually. The prognosis for IPF is poor with a median survival of only two to three years following diagnosis and more than two-thirds of IPF patients die within five years.  We completed a pre-clinical study evaluating MN-001 (tipelukast)’s potential clinical efficacy for the treatment of pulmonary fibrosis. MN-001 (tipelukast), which was administered orally once daily (30, 100 and 300 mg/kg) for 2 weeks, was evaluated in a mouse model of bleomycin-induced pulmonary fibrosis (PF) as measured by CT evaluation of lung density, degree of pulmonary fibrosis using the Ashcroft score based on histopathological staining, and hydroxyproline content, which is an indicator of fibrosis or storage of collagen in tissue. MN-001 (tipelukast) significantly decreased the Ashcroft score compared to Vehicle group (p<0.05) after 2 weeks of treatment and MN-001 (tipelukast) reduced lung density when compared to the Vehicle-treated group. Moreover, lung hydroxyproline content was significantly reduced compared to the Vehicle group (p<0.01). These results show that treatment with MN-001 (tipelukast) has significant anti-fibrogenic effects in bleomycin-induced pulmonary fibrosis in mice. We have an open IND and FDA has approved a Phase 2 clinical trial protocol for MN-001 (tipelukast) for the treatment of moderate to severe IPF in the U.S.  We have initiated this Phase 2 clinical trial of MN-001 (tipelukast) to treat moderate to severe IPF at Penn State.  The FDA has granted orphan-drug designation to MN-001 (tipelukast) for treatment of IPF. Orphan-drug designation will provide MediciNova with seven years of marketing exclusivity for MN-001 (tipelukast) for the treatment of IPF if it is approved for this indication. The FDA has also granted Fast Track designation to MN-001 (tipelukast) for the treatment of patients with IPF.

MN-029 (denibulin)

MN-029 (denibulin) is a novel tubulin binding agent (TBA) under development for the treatment of solid tumors. It exerts its activity through reversible inhibition of tubulin polymerization resulting in disruption of the cell cytoskeleton, which causes the cancer cells to deform in shape and ultimately leads to extensive central necrosis of the solid tumor. We licensed MN-029 from Angiogene Pharmaceuticals, Ltd. (Angiogene) in 2002.

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

In January 2014, we were granted a new patent from the U.S. Patent and Trademark Office which covers MN-029 (denibulin) di-hydrochloride. The patent, which will expire no earlier than July 2032, has claims that cover a compound, pharmaceutical composition and method of treating certain cell proliferation diseases, including solid tumors, based on denibulin di-hydrochloride. We have filed patent applications based on this U.S. patent in certain foreign countries, and some of them have been granted. We plan to pursue further development of MN-029 for the treatment of solid tumors.

Table 1 Product Candidates and Programs—MN-166 (ibudilast)

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

		Benjamin R. Brooks, M.D. Carolinas HealthCare System Neurosciences Institute MediciNova, Inc.	Ongoing

Addiction

Methamphetamine Dependence	Randomized Trial of Ibudilast for Methamphetamine Dependence	Keith Heinzerling, M.D., MPH UCLA National Institute on Drug Abuse	Ongoing

Opioid Dependence	Effects of Ibudilast (MN-166), a Glial Activation Inhibitor, on Oxycodone Self-Administration in Opioid Abusers	Sandra D. Comer, Ph.D. Columbia University/NYSPI National Institute on Drug Abuse MediciNova, Inc.	Ongoing

Alcohol Dependence	Development of Ibudilast (MN-166) as a Novel Treatment for Alcoholism	Lara Ray, Ph.D. UCLA National Institute on Alcohol Abuse and Alcoholism	Completed

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

For the MN-166 (ibudilast) development program, we have sourced and imported delayed-release ibudilast capsules, marketed in Japan as Pinatos®, from Taisho Pharmaceutical Co., Ltd. (Taisho).

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

Intellectual Property and License Agreements

Since our inception in September 2000, we have entered into license agreements with pharmaceutical companies which cover our current product candidates. We have also entered into license agreements with universities, including the University of Colorado, which cover additional intellectual property related to our product candidates. In general, we seek to procure patent protection for our anticipated products, or obtain such protection from the relevant patents owned by our licensors. We hold licensed rights under two issued and active U.S. patents. We also hold licensed rights to 52 issued foreign patents corresponding to these U.S. patents. In addition to these licensed rights, we hold 20 issued U.S. patents and have filed 11 additional U.S. patent applications. We also hold 57 issued and pending foreign patents and applications corresponding to these U.S. patents and patent applications. We are not aware of any third-party infringement of the patents owned or licensed by us and are not party to any material claims by third parties of infringement by us of such third parties’ intellectual property rights. The following is a description of our existing license agreements and intellectual property rights for each of our product candidates.

MN-166 (ibudilast)

On October 22, 2004, we entered into an exclusive license agreement with Kyorin for the development and commercialization of MN-166 (ibudilast). Kyorin is a fully integrated Japanese pharmaceutical company and is listed on the First Section of the Tokyo Stock Exchange. We obtained an exclusive, worldwide (excluding Japan, China, South Korea and Taiwan), sub-licensable license to the patent rights and know-how related to MN-166 (ibudilast) for the treatment of MS, except for ophthalmic solution formulations. MN-166 (ibudilast) is not covered by a composition of matter patent. The U.S. method of use patent for MN-166 (ibudilast) in MS underlying the license is set to expire on August 10, 2018. Corresponding method of use patents in certain foreign countries are set to expire on August 10, 2018. Under the terms of the agreement, we granted to Kyorin an exclusive, royalty-free, sub-licensable license to use the preclinical, clinical and regulatory databases to develop ophthalmic products incorporating the MN-166 (ibudilast) compound anywhere in the world and non-ophthalmic products incorporating the MN-166 (ibudilast) compound outside of our territory.

The license agreement may be terminated by either party following an uncured breach of any material provision in the agreement by the other party. We may terminate the agreement for any reason with 90 days’ written notice to Kyorin or, in the event that a third party claims that MN-166 (ibudilast) infringes upon such third party’s intellectual property rights, with 30 days’ written notice.

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

We own, co-own or hold licenses to six issued U.S. patents and four pending U.S. patent applications as well as 29 issued and pending foreign patent applications covering MN-166 (ibudilast) and its analogs. These patents and patent applications are primarily related to our development portfolio of small molecule-based products and are currently directed to methods of treating various indications using ibudilast and its analogs.

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

MN-221 (bedoradrine)

On February 25, 2004, we entered into an exclusive license agreement with Kissei for the development and commercialization of MN-221. Kissei is a fully integrated Japanese pharmaceutical company and is listed on the First Section of the Tokyo Stock Exchange. We obtained an exclusive, worldwide (excluding Japan), sub-licensable license to various patent rights and know-how related to MN-221 and other compounds disclosed or included in, or covered by, these patent rights, for all indications. This license includes an exclusive license under one U.S. patent and certain corresponding patents in foreign countries and is sub-licensable upon receipt of the written consent of Kissei. The U.S. patent for MN-221 has composition of matter and method of use claims. The U.S. composition of matter patent underlying the license issued on October 17, 2000 and is set to expire no earlier than February 18, 2017, which does not include a potential extension under patent term restoration rules. Corresponding composition of matter patents in various other countries are set to expire no earlier than February 18, 2017.

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

MN-001 (tipelukast)

On March 14, 2002, we entered into an exclusive license agreement with Kyorin for the development and commercialization of MN-001 (tipelukast). We obtained an exclusive, worldwide (excluding Japan, China, South Korea and Taiwan) sub-licensable license to the patent rights and know-how related to MN-001 (tipelukast) and its active metabolite, MN-002, disclosed and included in, or covered by, these patents, in all indications, except for ophthalmic solution formulations. This license includes an exclusive, sub-licensable license under two U.S. patents and certain corresponding patents in foreign countries. The U.S. composition of matter patent for MN-001 (tipelukast) underlying the license expired on February 23, 2009, and the U.S. composition of matter patent for MN-002 underlying the license expired on December 30, 2011. Foreign composition of matter patents for MN-001 (tipelukast) and MN-002 have also expired. We have been granted 11 U.S. patents covering certain compositions, uses and manufacturing processes associated with MN-001 (tipelukast) and MN-002. Some of the uses covered by these patents include non-alcoholic steatohepatitis (NASH), non-alcoholic fatty liver disease (NAFLD), steatosis, ulcerative colitis, and irritable bowel syndrome. We also received a notice of allowance in January 2016 for a pending U.S. patent application which covers MN-001 (tipelukast) and MN-002 for the treatment of advanced NASH with fibrosis.  Patent applications corresponding to these U.S. patents were filed in certain foreign countries and some of the foreign patents have issued.

Under the terms of the agreement, we granted to Kyorin an exclusive, royalty-free, sub-licensable license to use the preclinical, clinical and regulatory databases to develop ophthalmic products incorporating MN-001 (tipelukast) anywhere in the world and non-ophthalmic products incorporating MN-001 (tipelukast) outside of our territory. The license agreement may be terminated by either party following an uncured breach of any material provision in the agreement by the other party, and we may terminate the agreement for any reason with 90 days’ written notice to Kyorin or, in the event that a third party claims that the licensed patent rights or know-how infringe upon such third party’s intellectual property rights, with 30 days’ written notice.

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

MN-029 (denibulin)

On June 19, 2002, we entered into an exclusive license agreement with Angiogene for the development and commercialization of the ANG-600 series of compounds. Angiogene is a privately held, British drug discovery company. We obtained an exclusive, worldwide, sub-licensable license to the patent rights and know-how related to the ANG-600 series of compounds disclosed in and included or covered by these patents for all indications. MN-029 is one of the ANG-600 series compounds covered by this license. We have been granted a U.S. patent which covers MN-029 (denibulin) di-hydrochloride and expires no earlier than July 2032. The allowed claims cover a compound, pharmaceutical composition and method of treating certain cell proliferation diseases, including solid tumors, based on denibulin di-hydrochloride. Patent applications corresponding to this U.S. patent were filed in certain foreign countries and patents have been granted or allowed in some of those countries.

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

There can be no assurance that patent applications filed by us or others, in which we have an interest as assignee, licensee or prospective licensee, will result in patents being issued or that, if issued, any of such patents will afford protection against competitors with similar technology or products or could not be circumvented or challenged. For example, we have U.S. patents covering the method of using MN-166 (ibudilast) to treat MS and progressive MS, the method of using MN-166 (ibudilast) to treat addiction and the method of using MN-166 (ibudilast) to treat neuropathic pain, but we do not have any composition of matter patent claims for MN-166 (ibudilast) because that patent has expired. As a result, unrelated third parties may develop products with the same API as MN-166 (ibudilast) so long as such parties do not infringe our method of use patents, other patents we have exclusive rights to through our licensor or any patents we may obtain for MN-166 (ibudilast).

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

MN-166 (ibudilast) for Progressive Multiple Sclerosis (Progressive MS)

Our MN-166 (ibudilast) product candidate is in development for the treatment of progressive MS. Only one drug, mitoxantrone, is approved for treating progressive MS. However, mitoxantrone cannot be used on a long-term basis because of the potential for cardiac toxicity. Other programs in clinical development for progressive MS include Roche’s ocrelizumab, Novartis’s BAF312 (siponimod), and AB Science’s masitinib.

MN-166 (ibudilast) for Amyotrophic Lateral Sclerosis (ALS)

Our MN-166 (ibudilast) product candidate is in development for the treatment of ALS. Only one drug, riluzole, is approved for treating ALS, and it has limited efficacy. We are aware of additional compounds in clinical development for the treatment of ALS at other companies including Cytokinetics, BrainStorm Cell Therapeutics Inc. and AB Science.

MN-166 (ibudilast) for Drug Addiction

Our MN-166 (ibudilast) product candidate has been in development for treatment of opioid withdrawal and dependence, methamphetamine addiction, and alcohol dependence. Current treatments for opioid withdrawal symptoms include narcotics such as generic methadone and Reckitt Benckiser Pharmaceuticals, Inc.’s Subutex® (buprenorphine) and Suboxone® (buprenorphine + the opioid antagonist naloxone). Other products approved for opioid dependence include Alkermes’ Vivitrol® (naltrexone monthly injection), Orexo’s Zubsolv® (buprenorphine and naloxone), and BioDelivery Sciences’s Bunavail® (buprenorphine and naloxone). We are aware of additional compounds in development for the treatment of opioid dependence at companies including Titan Pharmaceuticals. Limited non-narcotic drug candidates for opioid withdrawal symptoms exist. Britannia Pharmaceuticals Limited’s BritLofex® (Lofexidine), licensed for development in U.S. clinical trials to US WorldMeds LLC, is an a2 adrenergic receptor agonist like clonidine which may have somewhat less orthostatic hypotension limitations. There are no pharmaceuticals currently approved for the treatment of methamphetamine addiction. Current treatments for alcohol dependence include Antabuse® (disulfiram), Vivitrol® (naltrexone), Campral® (acamprosate), and Revia® (naltrexone). We are aware of additional compounds in development for the treatment of alcohol dependence at other companies including XenoPort, Inc.

MN-221 (bedoradrine) for Acute Exacerbations of Asthma

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

MN-001 (tipelukast) for Nonalcoholic Steatohepatitis (NASH)

Our MN-001 (tipelukast) product candidate is being developed for the treatment of NASH. There are currently no therapeutic products approved for the treatment of NASH. We are aware of compounds in clinical development for the treatment of NASH at other companies including Intercept Pharmaceuticals, Genfit, Galectin Therapeutics, Gilead Sciences, Tobira Therapeutics, Galmed Pharmaceuticals and Conatus Pharmaceuticals.

MN-001 (tipelukast) for Idiopathic Pulmonary Fibrosis (IPF)

Our MN-001 (tipelukast) product candidate is also being developed for the treatment of IPF. Products approved in the U.S. for treatment of IPF include Roche’s (formerly InterMune) Esbriet® (pirfenidone) and Boehringer Ingelheim’s OFEV® (nintedanib). Other companies working on clinical development programs for treatment of IPF include MedImmune (AstraZeneca) and FibroGen.

MN-029 (denibulin) for Solid Tumor Cancer

Our MN-029 product candidate is being developed for the treatment of solid tumor cancers. Genentech’s Kadcyla®, a HER2-targeted antibody and microtubule inhibitor conjugate, is approved for treatment of patients with HER2-positive metastatic breast cancer who previously were treated with trastuzumab and/or a taxane. Bayer’s Stivarga®, a kinase inhibitor approved for metastatic colorectal cancer, was also approved for patients with advanced, unresectable (not subject to surgical removal) or metastatic gastrointestinal stromal tumor. We are aware of additional compounds in development for the treatment of solid tumor cancers at companies including Eli Lilly & Company, Hoffmann-La Roche, Novartis AG, and Celgene.

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

We have incurred significant net losses since our inception. For the year ended December 31, 2015, we had a net loss of $8.8 million. At December 31, 2015, from inception, our accumulated deficit was $319.4 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development candidates, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own. As of December 31, 2015, we had available cash and cash equivalents of $22.1 million and working capital of $21.2 million. There can be no assurances that there will be adequate financing available to us in the future on acceptable terms, or at all. If we are unable to obtain additional financing, we may have to out-license or sell one or more of our programs or cease operations.

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

•	our ability to establish and maintain strategic collaborations, including licensing agreements and other arrangements;
•	the time and costs involved in obtaining regulatory approvals;
•	the costs of securing manufacturing arrangements for clinical or commercial production of our product candidates;
•	the costs associated with any expansion of our management, personnel, systems and facilities;
•	the costs associated with any litigation;
•	the costs associated with the operations or wind-down of any business we may acquire;
•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights; and
•	the costs of establishing or contracting for sales and marketing capabilities and commercialization activities if we obtain regulatory approval to market our product candidates.

We expect our research and development expenses to increase in 2016 relative to 2015 as we continue our focus on the development of MN-001 (tipelukast) and MN-166 (ibudilast) in 2016. Our estimate of cash requirements for future operating expenses assumes that we do not incur significant additional new clinical development expenditures unless we raise additional capital and/or enter into one or more strategic alliances. We do expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing drug products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

To date, we have funded our operations primarily from sales of our securities and, to a lesser extent, debt financing. We do not expect to receive any revenues from the commercialization of our product candidates for at least the next several years, if at all. We anticipate that, prior to our commercialization of a product candidate, out-licensing upfront and milestone payments will be our primary source of revenue if we can enter into collaborations, strategic alliances or other agreements that would provide us with such revenues. To obtain revenues from sales of our product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing drugs with commercial potential. We may never succeed in these activities, and we may not generate sufficient revenues to continue our business operations or achieve and maintain profitability.

We are largely dependent on the success of our MN-166 (ibudilast) and MN-001 (tipelukast) product candidates and we cannot be certain that these product candidates will receive regulatory approval or be successfully commercialized.

We currently have no products for sale, and we cannot guarantee that we will ever have any drug products approved for sale. The research, testing, manufacturing, labeling, approval, sales, marketing and distribution of drug products are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries. We are not permitted to market any of our product candidates in the U.S. until we submit and receive approval of a New Drug Application, or NDA, for a product candidate from the FDA or its foreign equivalent from a foreign regulatory authority. Obtaining FDA approval is a lengthy, expensive and uncertain process. The success of our business currently depends primarily on the successful development and commercialization of our MN-166 (ibudilast) and MN-001 (tipelukast) product candidates. These product candidates have not completed the clinical development process, and therefore we have not submitted an NDA or foreign equivalent or received marketing approval.

The clinical development program for our product candidates may not lead to commercial products for a number of reasons, including our clinical trials’ failure to demonstrate to the FDA’s satisfaction that this product candidate is safe and effective, or our failure to obtain necessary approvals from the FDA or similar foreign regulatory authorities for any reason. We may also fail to obtain the necessary approvals if we have inadequate financial or other resources to advance our product candidates through the clinical trial process or are unable to secure a strategic collaboration or partnership with a third party. Any failure or delay in completing clinical trials or obtaining regulatory approval for our product candidates in a timely manner would have a material and adverse impact on our business and our stock price.

Because the results of early clinical trials are not necessarily predictive of future results, our product candidates we advance into clinical trials in any indication may not have favorable results in later clinical trials, if any, or receive regulatory approval.

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

Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. Any of our planned clinical trials for our product candidates may not be successful for a variety of reasons, including the clinical trial designs, the failure to enroll a sufficient number of patients, undesirable side effects and other safety concerns and the inability to demonstrate sufficient efficacy. If a product candidate fails to demonstrate sufficient safety or efficacy, we would experience potentially significant delays in, or be required to abandon, development of such product candidate.

Our attempts to develop MN-001 (tipelukast) in NASH and IPF may detract from our efforts to develop other product candidates and may limit the effectiveness of our product development efforts as a whole.

We have decided to pursue development of MN-001 (tipelukast) in NASH and IPF. These activities will divert financial and management resources from our other product development activities and may limit our ability to complete or continue those other programs.

We will rely on the joint venture company formed in China in 2011 to develop and commercialize our product candidates in China and there is no assurance that the joint venture will be successful in doing so.

We entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Medfron Technologies Co., Ltd. (formerly Beijing Make-Friend Medicine Technology Co., Ltd.) effective September 27, 2011. The joint venture agreement provides for the joint venture company, Zhejiang Sunmy Bio-Medical Co., Ltd. (“Zhejiang Sunmy”), to develop and commercialize MN-221 in China and search for additional compounds to develop. A sublicense would be required under which Zhejiang Sunmy would license MN-221 from us. In accordance with the joint venture agreement, in March 2012 we paid $680,000 for our 30% interest in Zhejiang Sunmy. The other parties to the joint venture agreement provided funding for their combined 70% interest. In December 2013, the Board of Directors of Zhejiang Sunmy agreed to amend the joint venture agreement to allow for the departure of Zhejiang Medicine Co., Ltd. subject to the approval of the government of the People’s Republic of China. In August 2014, the Chinese government approved the amendment to the joint venture agreement to allow for the departure of Zhejiang Medicine Co., Ltd. As of December 31, 2015, Beijing Medfron Medical Technologies Co., Ltd. and MediciNova each have a 50% interest in Zhejiang Sunmy. No additional capital was contributed by either remaining party. We have not entered into the sublicense of MN-221 with Zhejiang Sunmy as of the date of this report. There is no assurance the sublicense will be executed and there is no assurance that Zhejiang Sunmy will be able to proceed with the development of MN-221 in China.

Zhejiang Sunmy is a variable interest entity for which we are not the primary beneficiary as we do not have a majority of the board seats and we do not have power to direct or significantly influence the actions of the entity. We therefore account for the activities of Zhejiang Sunmy under the equity method whereby we absorb any loss or income generated by Zhejiang Sunmy according to our percentage ownership. At December 31, 2015, we reflect a long-term asset on our consolidated balance sheet which represents our investment in Zhejiang Sunmy, net of our portion of any generated loss or income.

In order to commercialize a therapeutic drug successfully, a product candidate must receive regulatory approval after the successful completion of clinical trials, which are long, complex and costly, have a high risk of failure and can be delayed or terminated at any time.

Our product candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is costly, time-consuming, uncertain and subject to unanticipated delays. To receive regulatory approval for the commercial sale of any of our product candidates, we must conduct, at our own expense, adequate and well-controlled clinical trials in human patients to demonstrate the efficacy and safety of the product candidate. Clinical testing is expensive, takes many years and has an uncertain outcome. To date, we have obtained regulatory authorization to conduct clinical trials for our product development programs. INDs were approved by the FDA and are active for our product candidates.

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

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies, including additional research and development and clinical trials. Any of these restrictions or requirements could adversely affect our potential product revenues. For example, the label ultimately approved for any of our other product candidates or any other product candidates that we may in-license or acquire, if any, may include a restriction on the terms of its use, or it may not include one or more of our intended indications.

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

Any of our product candidates that we advance into clinical trials may cause undesirable side effects or have other properties that could delay or prevent regulatory approval or commercialization or limit its commercial potential.

Undesirable side effects caused by any of our product candidates that we advance into clinical trials could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, or cause us to evaluate the future of our development programs. This, in turn, could prevent us from commercializing the affected product candidate and generating revenues from its sale.

In addition, if any of our product candidates we may develop receives marketing approval and we or others later identify undesirable side effects caused by the product, a number of significant negative consequences could result, including:

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

The terms under which we enter collaborations or raise additional equity or debt financing may harm our business and may significantly dilute stockholders’ ownership interests.

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

Reliance on third-party manufacturers limits our ability to control certain aspects of the manufacturing process and therefore exposes us to a variety of significant risks, including risks related to our ability to commercialize any products approved by regulatory authorities or conduct clinical trials, reliance on such third parties for regulatory compliance and quality assurance, and the refusal or inability of a third-party manufacturer to supply our requirements on a long-term basis. In addition, manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel and compliance with federal, state and foreign regulations. Also, our manufacturers may not perform as agreed. If our manufacturers were to encounter any of these difficulties, our ability to timely produce our product candidates for clinical trials and commercial sale may be interrupted, which could result in delayed clinical trials or delayed regulatory approval and lost or delayed revenues.

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

If we acquire or license new product candidates, our success may depend on our ability to attract, retain and motivate highly qualified management and scientific personnel to manage the development of these new product candidates. In particular, our product development programs depend on our ability to attract and retain highly experienced clinical development personnel. However, we face competition for experienced professional personnel from numerous companies and academic and other research institutions. Competition for qualified personnel is particularly intense in the San Diego, California area, where our corporate headquarters is located. Our short operating history and the uncertainties could impair our ability to attract and retain personnel and impede the achievement of our development and commercialization objectives. In addition, we have scientific and clinical advisors who assist us in our product development and clinical strategies. These third parties are not our employees and may have commitments to, or contracts with, other entities that may limit their availability to us, or may have arrangements with other companies to assist in the development of products that may compete with our product candidates.

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

The Sarbanes-Oxley Act requires that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Our listing obligations under the JASDAQ Market of the Tokyo Stock Exchange, or TSE, also require that we comply either with Section 404 of the Sarbanes-Oxley Act or equivalent regulations in Japan and we elected to comply with Section 404. As a result, we are required to perform an evaluation of our internal control over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404. We are subject to attestation by our independent registered public accounting firm regarding our internal controls over financial reporting as of December 31, 2015 under Japanese securities laws. Our efforts to comply with Section 404 and related regulations have required, and continue to require, the commitment of significant financial and managerial resources. We cannot be certain that a material weakness will not be identified when we test the effectiveness of our controls in the future. If a material weakness is identified, we could be subject to sanctions or investigations by NASDAQ, the SEC, the TSE or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

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

There is the risk that our patents (both those owned by us and those in-licensed) may not provide a competitive advantage, including the risk that our patents expire before we obtain regulatory and marketing approval for one or more of our product candidates, particularly our in-licensed patents. Also, our competitors may develop products similar to ours using methods and technologies that are beyond the scope of our intellectual property rights. Composition of matter patents on APIs may provide protection for pharmaceutical products without regard to formulation, method of use, or other type of limitation. We do not have compound patent protection for the API in our MN-166 (ibudilast) and MN-001 (tipelukast) product candidates, although we do have patent protection for a particular crystalline polymorph of MN-001 (tipelukast) and we have composition of matter protection on an analog of ibudilast. As a result, competitors that obtain the requisite regulatory approval will be able to offer products with the same API as found in our MN-166 (ibudilast) and MN-001 (tipelukast) product candidates so long as such competitors do not infringe any methods of use, methods of manufacture, formulation or, in the case of MN-001 (tipelukast), specific polymorph patents that we hold or have exclusive rights to through our licensors. For example, we currently rely on method of use patents for MN-166 (ibudilast) and MN-001 (tipelukast) although we have compound patents for MN-029 and MN-221.

It is our policy to consult with our licensors in the maintenance of granted patents we have licensed and in their pursuit of patent applications that we have licensed, but each of our licensors generally remains primarily responsible for or in control of the maintenance of the granted patents. We have limited control, if any, over the amount or timing of resources that each licensor devotes on our behalf. As a result of this lack of control, we cannot be sure that our licensed patents will be maintained and that any additional patents will ever mature from our licensed applications. Issued U.S. patents require the payment of maintenance fees to continue to be in force. We typically rely on our licensors to do this and their failure to do so could result in the forfeiture of patents not timely maintained. Many foreign patent offices also require the payment of periodic annuities to keep patents and patent applications in good standing. As we generally do not maintain control over the payment of annuities, we cannot be certain that our licensors will timely pay such annuities and that the granted patents will not become abandoned. For example, certain annuities were not paid in a timely manner with respect to foreign patents licensed under MN-002 (the active metabolite of MN-001) and, as a result, our patent rights may be impaired in those territories. In addition, our licensors may have selected a limited amount of foreign patent protection, and therefore applications have not been filed in, and foreign patents may not have been perfected in, all commercially significant countries.

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

Despite the listing of our common stock on The NASDAQ Global Market and the JASDAQ Market of the Tokyo Stock Exchange in Japan, trading volume in our securities has been light and an active trading market may not develop for our common stock. In December 2015, our average trading volume was approximately 31,300 shares per day on The NASDAQ Global Market and approximately 113,300 shares per day on the JASDAQ Market.

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like us in particular, have historically been highly volatile and may continue to be highly volatile in the future. For example, since the date of our initial public offering in Japan on February 8, 2005 through December 31, 2015, our common stock has traded as high as approximately $42.00 and as low as approximately $1.30. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

The sale of additional common stock to MLV & Co. LLC (MLV) may cause substantial dilution to our existing stockholders and/or the price of our common stock to decline.

Pursuant to the at-the-market equity issuance sales agreement with MLV dated May 22, 2015, we may sell additional shares of our common stock to MLV in the future. Depending upon market liquidity at the time, sales of shares of our common stock under the agreement may cause the trading price of our common stock to decline and may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock to MLV, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

Future sales of our common stock may cause our stock price to decline and may make it difficult for us to raise additional capital or for you to sell your shares.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We executed a sublease agreement for our headquarters effective March 1, 2013 (the “Sublease”) with Denali Advisors, LLC, the sublessor, to which Irvine Company, the master landlord, has provided its consent. The Sublease is for 5,219 square feet, and has a term of four years and nine months. In June 2005, we leased office space in Tokyo, Japan under a non-cancelable operating lease with an original expiration date of May 2013 and an auto-renewal two-year extension, which we have extended through May 2017, with the acceptance of the extensions for those given periods. We have no laboratory, research or manufacturing facilities, and we currently do not plan to purchase or lease any such facilities, as such services are provided to us by third-party service providers. We believe that our current facilities are adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

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

The following table sets forth the high and low sale prices per share of our common stock as reported on The NASDAQ Global Market.

	Common Stock Price
	High	Low
Fiscal year ended December 31, 2014
First quarter	$5.25	$1.99
Second quarter	$2.25	$1.66
Third quarter	$3.38	$1.86
Fourth quarter	$4.80	$2.82

Fiscal year ended December 31, 2015
First quarter	$4.25	$3.03
Second quarter	$5.90	$3.33
Third quarter	$5.35	$2.62
Fourth quarter	$3.65	$2.62

Holders of Common Stock

As of the date of this filing, there were approximately 8,200 holders of record of our common stock.

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

	Years ended December 31,
	2015	2014
Statements of Operations Data:
Operating expenses:
Research, development and patent	$3,017	$3,260
General and administrative	5,805	5,963
Total operating expenses	8,822	9,223
Operating loss	(8,822)	(9,223)
Other expense	(54)	(12)
Interest expense	(1)	(1)
Other income	39	37
Loss before income taxes	(8,838)	(9,199)
Income taxes	(7)	4
Net loss	$(8,845)	$(9,195)
Net loss applicable to common stockholders	$(8,845)	$(9,195)
Basic and diluted net loss per share	$(0.33)	$(0.38)
Shares used to compute basic and diluted net loss per share	26,578,770	24,067,781

	As of December 31,
	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$22,077	$11,669
Working capital	21,236	10,539
Total assets	37,906	27,273
Accumulated deficit	(319,427)	(310,582)
Total stockholders’ equity	32,753	22,011

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have incurred significant net losses since our inception. For the year ended December 31, 2015, we had a net loss of $8.8 million. At December 31, 2015, from inception, our accumulated deficit was $319.4 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

We entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Make-Friend Medicine Technology Co., Ltd. effective September 27, 2011. The joint venture agreement provides for the joint venture company, Zhejiang Sunmy Bio-Medical Co., Ltd. (Zhejiang Sunmy), to develop and commercialize MN-221 in China and search for additional compounds to develop. A sublicense would be required under which Zhejiang Sunmy would license MN-221 from us. In accordance with Zhejiang Sunmy, in March 2012 we paid $680,000 for our 30% interest in Zhejiang Sunmy. The other parties to the joint venture agreement provided funding for their combined 70% interest. In December 2013, the Board of Directors of the Zhejiang Sunmy agreed to amend the joint venture agreement to allow for the departure of Zhejiang Medicine Co., Ltd. subject to the approval of the government of the People’s Republic of China. In August 2014, the Chinese government approved the amendment to the joint venture agreement to allow for the departure of Zhejiang Medicine Co., Ltd. As of December 31, 2015, Beijing Medfron Medical Technologies Co., Ltd. and MediciNova each have a 50% interest in Zhejiang Sunmy. No additional capital was contributed by either remaining party. We have not entered into the sublicense of MN-221 with Zhejiang Sunmy. There is no assurance the sublicense will be executed and there is no assurance that Zhejiang Sunmy will be able to proceed with the development of MN-221 in China.

Zhejiang Sunmy is a variable interest entity for which we are not the primary beneficiary as we do not have a majority of the board seats and we will not have power to direct or significantly influence the actions of the entity. We therefore account for the activities of Zhejiang Sunmy under the equity method whereby we absorb any loss or income generated by Zhejiang Sunmy according to our percentage ownership. At December 31, 2015 we reflect a long-term asset on our consolidated balance sheet which represents our investment in Zhejiang Sunmy, net of our portion of any generated loss or income.

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

Revenues and Cost of Revenues

We did not recognize any revenue for the years ending December 31, 2015 and 2014.

In October 2011 we entered into an agreement with Kissei to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, we are responsible for all costs incurred and to be incurred in the performance of these services. Certain of the development services were completed in 2013 and 2012, and the remaining services are expected to be delivered and completed at a future date. We assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, which was research and development services. The $2.5 million was initially recorded as deferred revenue of which $0.8 million has been recognized through December 31, 2015. No revenue was recorded in 2015 and 2014 associated with the Kissei agreement.

Research, Development and Patent Expenses

Our research, development and patent expenses consist primarily of the license fees related to our product candidates, salaries and related employee benefits, costs associated with the preclinical and clinical development of our product development programs, costs associated with non-clinical activities, such as regulatory expenses, and pre-commercialization manufacturing development activities. We use external service providers to manufacture our compounds to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. Research, development and patent expenses include fees paid to consultants, contract research organizations, contract manufacturers and other external service providers, including professional fees and costs associated with legal services, patents and patent applications for our intellectual property. Internal research and development expenses include costs of compensation and other expenses for research and development personnel, supplies, facility costs and depreciation. Research, development and patent costs are expensed as incurred, and we expect to increase such costs in 2016 as our development programs progress.

The following table summarizes our research, development and patent expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Year Ended December 31,
	2015	2014
External development expense:
MN-221	$9	$11
MN-166	802	1,065
MN-001	191	421
MN-029	14	2
Total external development expense	1,016	1,499
R&D personnel expense	1,404	1,199
R&D facility and depreciation expense	55	47
Patent expenses	356	399
Other R&D expense	186	116
Total research, development and patent expense	$3,017	$3,260

Our goal is to build a sustainable biopharmaceutical business through the successful development of differentiated products for the treatment of serious diseases with unmet medical needs in high-value therapeutic areas. Our focus is on the U.S. market. Key elements of our strategy are as follows:

•	Pursue the development of MN-166 (ibudilast) for multiple potential indications primarily through non-dilutive financings.

We intend to advance our diverse MN-166 (ibudilast) program through a combination of investigator-sponsored trials and trials funded through government grants or other grants. In addition to providing drug supply and regulatory support, we are funding portions of the consortium-sponsored trials. For example, we have contributed financially to the Secondary and Primary Progressive Ibudilast NeuroNEXT Trial in Multiple Sclerosis (SPRINT-MS) Phase 2 clinical trial of MN-166 (ibudilast) for the treatment of progressive MS, which is primarily funded by the National Institutes of Health (NIH), and are contributing financially to the Carolinas Neuromuscular ALS-MDA Center clinical trial of MN-166 (ibudilast) for the treatment of ALS. We intend to enter into additional strategic alliances to support further clinical development of MN-166 (ibudilast).

•	Pursue the development of MN-001 (tipelukast) for fibrotic diseases including NASH and IPF.

We intend to advance development of MN-001 (tipelukast) through a combination of investigator-sponsored trials with or without grant funding as well as trials we may fund.

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

Other Income and Expense

Other income primarily consists of interest earned on our cash and cash equivalents. In 2015 and 2014, other expense primarily consists of losses from the joint venture and net foreign exchange losses related to vendor invoices denominated in foreign currencies. We had no outstanding debt and had no interest expense in 2015 or 2014.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities. We review our estimates on an ongoing basis, including those related to our significant accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our most critical accounting estimates include research, development and patent expenses which impacts operating expenses and accrued liabilities, share-based compensation which impacts operating expenses and goodwill and purchased intangibles. We review our estimates and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that the following accounting policies are critical to the judgments and estimates used in preparation of our consolidated financial statements.

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

Share-Based Compensation

We grant options to purchase our common stock to our employees and directors under our 2013 Stock Incentive Plan. Additionally, we have outstanding stock options that were granted under our Amended and Restated 2004 Stock Incentive Plan. Under our 2007 Employee Stock Purchase Plan, full-time employees are permitted to purchase common stock through payroll deduction at the lower of 85% of fair market value at the beginning of the offering period or the end of each six-month offering period. The benefits provided under all of these plans requires share-based compensation for an award of equity instruments, including stock options and employee stock purchase rights issued to employees to be recognized as a cost in the consolidated financial statements. The cost of these awards is measured according to the grant date fair value of the stock award and is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. We occasionally issue employee performance-based stock options, the vesting of which is subsequently based on a determination made by our board of directors as to the achievement of certain corporate objectives. The grant date of such awards is the date on which our board of directors makes its determination. For periods preceding the grant date, the cost of these awards is measured according to their fair value at each reporting date. In the absence of an observable market price for the stock award, the grant date fair value of the award would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate.

Valuation of our stock option grants requires us to estimate certain variables, such as estimated volatility and expected life. If any of our estimations change, such changes could have a significant impact on the share-based compensation amount we recognize.

Goodwill and Purchased Intangibles

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets of acquired businesses. The allocation of purchase price for acquisitions require extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets as a portion of the purchase price can only be allocated to goodwill in a business combination. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets that have finite useful lives require the use of estimates and the exercise of judgment. These judgments can significantly affect our net operating results. We recorded goodwill and in-process research and development, or IPR&D, of $9.6 million and $4.8 million, respectively, as of December 31, 2015 and 2014.

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

Recent Accounting Pronouncements

The impact of recent accounting pronouncements is more fully described in Note 1 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations

Comparison of the Years ended December 31, 2015 and 2014

Revenues

We did not recognize any revenue for the years ended December 31, 2015 and 2014.

Research, Development and Patent Expenses

Research, development and patent expenses for the year ended December 31, 2015 were $3.0 million, a decrease of $0.3 million compared to $3.3 million for the year ended December 31, 2014. This decrease in research, development and patent expenses primarily relates to a decrease in patent expenses and external development costs associated with MN-166 and MN-001 of $0.5 million in 2015 as compared to 2014, partially offset by an increase in personnel costs of $0.2 million driven by increased share-based compensation expense in 2015.

General and Administrative

General and administrative expenses for the year ended December 31, 2015 were $5.8 million, a decrease of $0.2 million compared to $6.0 million for the year ended December 31, 2014. The decrease in general and administrative expenses relates to a decrease in professional fees of $0.1 million for 2015 as compared to 2014 along with a $100,000 payment received from a vendor to offset the cost of manufactured drug product that was inadvertently destroyed by the vendor, which was offset against general and administrative expenses.

Other Expense

Other expense for the year ended December 31, 2015 was approximately $54,000, as compared to approximately $13,000 for the year ended December 31, 2014. In 2015 and 2014, other expense consisted of losses from the joint venture accounted for under the equity method according to our percentage ownership, and net transaction losses related to vendor invoices denominated in foreign currencies. The increase in other expense is primarily due to the fluctuation of the exchange rate for the Chinese Yuan Renminbi resulting in additional loss in the joint venture translation for 2015.

Other Income

Other income for the year ended December 31, 2015 was approximately $39,000, as compared to approximately $37,000 for the year ended December 31, 2014. Other income consisted of interest income on our cash and cash equivalents in both 2015 and 2014.

Liquidity and Capital Resources

We incurred losses of $8.8 million and $9.2 million for the years ended December 31, 2015, and 2014, respectively. At December 31, 2015, our accumulated deficit was $319.4 million. For the year ended December 31, 2015, we used net cash of $7.2 million to fund operating activities. For the year ended December 31, 2014, net cash of $0.8 million was provided by operating activities. Our operating losses to date have been funded primarily through the private placement of our equity securities, the public sale of our common stock, long-term debt, development agreements with partners and the exercise of founders’ warrants, net of treasury stock repurchases.

Equity Financing

On October 16, 2013, we entered into an at-the-market equity distribution agreement with Macquarie Capital (USA) Inc., or MCUSA, pursuant to which we could sell our common stock through MCUSA from time to time up to an aggregate offering price of $10.0 million. The at-the-market equity distribution agreement with MCUSA was terminated on May 22, 2015, and as of such date, we had completed sales to MCUSA totaling 2,127,500 shares of common stock at prices ranging from $2.01 to $4.45 per share, generating gross and net proceeds of $5.3 million and $4.5 million, respectively. For the year ended December 31, 2015, we generated gross and net proceeds of $0.9 million and $0.7 million, respectively, on the sale of 225,000 shares of common stock under this agreement. For the year ended December 31, 2014, we generated gross and net proceeds of $4.1 million and $3.7 million, respectively, on the sale of 1,785,000 shares of common stock. Net proceeds are calculated as gross proceeds less commissions and other issuance costs.

On May 22, 2015, we entered into an at-the-market issuance sales agreement with MLV & Co. LLC, or MLV, pursuant to which we may sell common stock through MLV from time to time up to an aggregate offering price of $30.0 million. Sales of our common stock through MLV, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NASDAQ, on any other existing trading market for the common stock or to or through a market maker. MLV may also sell the common stock in privately negotiated transactions, subject to our prior approval.  We agreed to pay MLV an aggregate commission rate of up to 4.0% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock will depend on the number of shares of common stock sold to MLV and the per share purchase price of each transaction. We are not obligated to make any sales of common stock under the sales agreement and may terminate the sales agreement at any time upon written notice. For the year ended December 31, 2015, we generated gross proceeds of $32,700 and incurred issuance costs of $121,500 under this agreement on sales of 7,800 shares of our common stock at prices ranging from $4.16 to $4.23 per share.

On August 24, 2015, we completed a firm-commitment underwritten public offering of 5,000,000 shares of common stock at a purchase price of $3.50 per share for gross proceeds of $17.5 million, and received net proceeds of approximately $16.0 million, net of underwriting discounts and commissions and offering expenses.

Warrants

As of December 31, 2015, we have the following warrants outstanding:

•	2,339,300 common stock warrants at an exercise price of $3.56 and expire on March 29, 2016
•	750,000 common stock warrants at an exercise price of $3.15 and expire on May 9, 2018
•	198,020 common stock warrants at an exercise price of $6.06 and expire on May 10, 2017
•	119,047 common stock warrants at an exercise price of $3.38 and expire on May 9, 2018

Factors That May Affect Future Financial Condition and Liquidity

As of December 31, 2015, we had available cash and cash equivalents of $22.1 million and working capital of $21.2 million. As of the date of this report, we believe we have working capital sufficient to fund operations into the second half of 2017.

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

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements, and to complete acquisitions of additional product candidates;
•	the time and costs involved in obtaining regulatory approvals;
•	the costs of securing manufacturing arrangements for clinical or commercial production of our product candidates;
•	the costs associated with expanding our management, personnel, systems and facilities;
•	the costs associated with any litigation;
•	the costs associated with the operations or wind-down of any business we may acquire;
•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights; and
•	the costs of establishing or contracting for sales and marketing capabilities and commercialization activities if we obtain regulatory approval to market our product candidates.

Other Significant Contractual Obligations

The following summarizes our scheduled long-term contractual obligations that may affect our future liquidity as of December 31, 2015 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$439	$259	$180	$—	$—
Research and development services(1)	2,351	—	2,351	—	—
Total(2)	$2,790	$259	$2,531	$—	$—

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

Off-Balance Sheet Arrangements

At December 31, 2015, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

MediciNova, Inc.

La Jolla, California

We have audited the accompanying consolidated balance sheet of MediciNova, Inc. (“Company”) as of December 31, 2015 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MediciNova, Inc. at December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MediciNova, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

La Jolla, California

February 25, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of MediciNova, Inc.

We have audited the accompanying consolidated balance sheet of MediciNova, Inc. as of December 31, 2014, and the related consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MediciNova, Inc. at December 31, 2014, and the consolidated results of its operations and its cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

March 12, 2015

MEDICINOVA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$22,076,749	$11,669,435
Prepaid expense and other current assets	649,457	463,486
Total current assets	22,726,206	12,132,921
Goodwill	9,600,240	9,600,241
In-process research and development	4,800,000	4,800,000
Investment in joint venture	650,470	684,789
Property and equipment, net	20,430	44,844
Other long-term assets	108,977	10,699
Total assets	$37,906,323	$27,273,494

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$170,786	$461,970
Accrued liabilities	1,319,720	1,132,024
Total current liabilities	1,490,506	1,593,994
Long-term deferred rent and lease liability	12,680	18,748
Deferred tax liability	1,956,000	1,956,000
Long-term deferred revenue	1,694,163	1,694,163
Total liabilities	5,153,349	5,262,905
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 3,000,000 shares authorized at December 31, 2015 and 2014; 220,000 shares issued and outstanding at December 31, 2015 and 2014	2,200	2,200
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2015 and 2014; 29,956,495 and 24,436,317 shares issued and outstanding at December 31, 2015 and 2014, respectively	29,957	24,437
Additional paid-in capital	352,250,667	332,666,935
Accumulated other comprehensive loss	(102,765)	(100,977)
Accumulated deficit	(319,427,085)	(310,582,006)
Total stockholders’ equity	32,752,974	22,010,589
Total liabilities and stockholders’ equity	$37,906,323	$27,273,494

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
	2015	2014
Operating expenses:
Research, development and patent	$3,017,169	$3,259,694
General and administrative	5,805,217	5,963,317
Total operating expenses	8,822,386	9,223,011
Operating loss	(8,822,386)	(9,223,011)
Other expense	(54,206)	(12,518)
Interest expense	(514)	(628)
Other income	39,386	36,893
Loss before income taxes	(8,837,720)	(9,199,264)
Income tax (expense) benefit	(7,359)	3,972
Net loss applicable to common stockholders	$(8,845,079)	$(9,195,292)
Basic and diluted net loss per common share	$(0.33)	$(0.38)
Shares used to compute basic and diluted net loss per share	26,578,770	24,067,781
Net loss applicable to common stockholders	$(8,845,079)	$(9,195,292)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(1,788)	(20,174)
Comprehensive loss	$(8,846,867)	$(9,215,466)

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock			Accumulated
	Shares	Amount	Shares	Amount	Additional paid-in capital	other comprehensive loss	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2013	220,000	$2,200	22,495,443	$22,495	$326,868,578	$(80,803)	$(301,386,714)	$25,425,756
Share-based compensation	—	—	—	—	1,638,038	—	—	1,638,038
Issuance of common stock for option exercises	—	—	20,000	20	51,330	—	—	51,350
Issuance of shares under an employee stock purchase plan	—	—	33,374	34	60,422	—	—	60,456
Issuance of common stock under at-the-market equity distribution agreement	—	—	1,785,000	1,785	3,683,770	—	—	3,685,555
Exercise of warrants	—	—	102,500	103	364,797	—	—	364,900
Net loss	—	—	—	—	—	—	(9,195,292)	(9,195,292)
Foreign currency translation adjustments	—	—	—	—	—	(20,174)	—	(20,174)
Balance at December 31, 2014	220,000	2,200	24,436,317	24,437	332,666,935	(100,977)	(310,582,006)	22,010,589
Share-based compensation	—	—	—	—	2,025,500	—	—	2,025,500
Issuance of shares under an employee stock purchase plan	—	—	35,178	35	89,874	—	—	89,909
Issuance of common stock under at-the-market equity distribution and sales agreements	—	—	232,800	233	607,295	—	—	607,528
Issuance of common stock, net of offering costs	—	—	5,000,000	5,000	15,988,683	—	—	15,993,683
Exercise of warrants	—	—	252,200	252	872,380	—	—	872,632
Net loss	—	—	—	—	—	—	(8,845,079)	(8,845,079)
Foreign currency translation adjustments	—	—	—	—	—	(1,788)		(1,788)
Balance at December 31, 2015	220,000	$2,200	29,956,495	$29,957	$352,250,667	$(102,765)	$(319,427,085)	$32,752,974

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2015	2014
Operating activities:
Net loss	$(8,845,079)	$(9,195,292)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash share-based compensation	2,025,500	1,638,038
Depreciation and amortization	26,704	40,186
Tax benefit from fluctuations in other comprehensive income	—	(9,557)
Change in equity method investment	34,319	(3,807)
Changes in assets and liabilities:
Prepaid expenses and other assets	(284,538)	1,186,352
Receivables	—	6,008,553
Accounts payable, income tax payable, accrued expenses and deferred rent	(181,932)	551,955
Accrued compensation and related expenses	72,656	600,101
Net cash (used in) provided by operating activities	(7,152,370)	816,529
Investing activities:
Acquisitions of property and equipment	(2,320)	(3,523)
Net cash used in investing activities	(2,320)	(3,523)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	16,691,120	3,797,361
Proceeds from exercise of warrants	872,632	364,900
Net cash provided by financing activities	17,563,752	4,162,261
Effects of foreign exchange rates on cash	(1,748)	(6,325)
Net increase in cash and cash equivalents	10,407,314	4,968,942
Cash and cash equivalents, beginning of period	11,669,435	6,700,493
Cash and cash equivalents, end of period	$22,076,749	$11,669,435
Supplemental disclosure of cash flow information:
Income taxes paid	$7,443	$5,562

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

As of December 31, 2015, the Company had available cash and cash equivalents of $22.1 million and working capital of $21.2 million.

Principles of Consolidation

The consolidated financial statements include the accounts of MediciNova, Inc. and its wholly-owned subsidiaries MediciNova (Europe) Limited, MediciNova Japan, Inc. and Avigen, Inc. All intercompany transactions and balances are eliminated in consolidation. MediciNova (Europe) Limited was incorporated under the laws of England in 2006. As of December 31, 2015, there have been no significant transactions related to MediciNova (Europe) Limited. MediciNova Japan, Inc. was incorporated in Japan in 2007. On December 18, 2009, the Company acquired Avigen, Inc., a Delaware corporation (Avigen), and it became a wholly-owned subsidiary.

Segment Reporting

The Company operates in a single operating segment – the acquisition and development of small molecule therapeutics for the treatment of serious diseases with unmet medical needs.

Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and other highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents at December 31, 2015 consisted of money market funds.

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

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

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

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $2.7 million and $2.9 million for the years ended December 31, 2015 and 2014, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents on developments in Research, Development and Patents expenses. Such patent-related expenses totaled $0.3 million and $0.4 million for the years ended December 31, 2015 and 2014, respectively.

Share-Based Compensation

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

Potentially dilutive outstanding securities excluded from diluted net loss per common share because of their anti-dilutive effect:

	December 31,
	2015	2014
Convertible preferred stock, as converted	2,200,000	2,200,000
Stock options	4,133,969	3,447,969
Warrants	3,406,367	3,658,567
Total	9,740,336	9,306,536

Reclassifications

Certain reclassifications have been made to the consolidated financial statements to conform to the current year’s presentation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for said goods or services. The Company is required to adopt the amendments beginning January 1, 2018. Early adoption is permitted as of January 1, 2017. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact these amendments will have on its consolidated financial statements and has not decided on the method of adoption.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern, which is new guidance requiring management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable).  Management will be required to make this evaluation for both annual and interim reporting periods and will have to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. The standard is effective for annual periods ending after December 15, 2016. Early adoption is permitted. After adoption the Company will apply this guidance to assess going concern.

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

The development milestones outlined in the Genzyme Agreement do not meet the definition of a substantive milestone obligation under authoritative guidance on revenue recognition for milestone payments, as Genzyme is responsible for the development of the product and there is no further substantive service effort required by the Company. The Company determined that a non-substantive milestone in the Genzyme Agreement had been earned in 2013, and license revenue and a receivable of $6.0 million were recorded as no future performance obligation exists. The Company received payment of the amount receivable in January 2014.

Kissei Pharmaceutical Co., Ltd

In October 2011, the Company entered into an agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement the Company is responsible for all costs to be incurred in the performance of these services. Certain of these research and development services were completed in 2013 and 2012, and the remaining services are expected to be delivered and completed after 2015. The Company assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, research and development services. As such, revenue is being recognizing as the research and development services are performed. The amount received from Kissei, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue and will be recognized as revenue as the remaining services are performed. No revenue was recorded in 2015 or 2014 in connection with the agreement with Kissei.

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

Cash equivalents, including money market accounts of $21.9 million and $11.5 million measured at fair value as of December 31, 2015 and 2014, respectively, are classified within Level 1.

4. Balance Sheet Details

Property and Equipment

Property and equipment, net, consist of the following:

	December 31,
	2015	2014
Leasehold improvements	$14,735	$14,787
Furniture and equipment	250,286	253,350
Software	238,651	238,655
	503,672	506,792
Less accumulated depreciation and amortization	(483,242)	(461,948)
Property and equipment, net	$20,430	$44,844
Depreciation expense	$26,704	$40,186

The Company uses the straight-line method to record depreciation expense with useful lives of three to five years.

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2015	2014
Research and development costs	$218,096	$151,126
Professional services fees	83,914	66,761
Accrued compensation	859,151	786,494
Other	158,559	127,643
	$1,319,720	$1,132,024

5. Related Party Transactions

On October 13, 2011, the Company entered into a services agreement with Kissei to perform two separate studies relating to MN-221 in exchange for $2.5 million paid to the Company in October 2011. The Company is responsible for all costs to be incurred in the performance of these studies. The amount received from Kissei, net of the amount recorded as revenue through December 31, 2015, is included on the balance sheet at December 31, 2015 as deferred revenue and will be recognized as revenue in future periods as the Company performs the remaining services.

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

6. Commitments and Contingencies

Lease Commitments

The Company subleases its office space under an operating lease with an initial term of four years and nine months, expiring in November 2017. Rent expense for the years ended December 31, 2015 and 2014 was $240,419 and $231,143, respectively. The difference between the minimum lease payments and the straight-line amount of total rent expense is recorded as deferred rent. Deferred rent at December 31, 2015 and 2014 was $16,921 and $16,536, respectively.

As of December 31, 2015, the total estimated future annual minimum lease payments under the Company’s non-cancelable building and copier leases for the years ending after December 31, 2015 are as follows:

Years ending December 31:
2016	$259,455
2017	178,574
2018	1,026
2019	86
2020	—
Total minimum payments	$439,141

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

No amounts have been expended under these agreements during the years ended December 31, 2015 or 2014. For products currently in development, future potential milestone payments based on product development are $10.0 million as of December 31, 2015. For all other products, future potential milestone payments related to development milestones and commercialization milestones totaled $50.8 million as of December 31, 2015. There are no minimum royalties required under any of the license agreements. The Company is unable to estimate with certainty the timing on when these milestone payments will occur as these payments are dependent upon the progress of the Company’s product development programs.

Legal Proceedings

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any such proceedings or claims that it believes will have, individually or in aggregate, a material adverse effect on its business, financial condition or results of operations.

7. Joint Venture

The Company entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Medfron Medical Technologies Co., Ltd. (formerly Beijing Make-Friend Medicine Technology Co., Ltd.) effective September 27, 2011. The joint venture agreement provides for the joint venture company, Zhejiang Sunmy Bio-Medical Co., Ltd. (Zhejiang Sunmy), to develop and commercialize MN-221 in China and pursue additional compounds to develop. A sublicense agreement would be required under which Zhejiang Sunmy would license MN-221 from the Company and, as of the date of this filing, no such sublicense agreement has been entered into. In accordance with the joint venture agreement, in March 2012 the Company paid $680,000 for a 30% interest in Zhejiang Sunmy. The other parties to the joint venture agreement provided funding for their combined 70% interest. In December 2013, the Board of Directors of Zhejiang Sunmy agreed to amend the joint venture agreement to allow for the departure of Zhejiang Medicine Co., Ltd. subject to the approval of the government of the People’s Republic of China. In August 2014, the Chinese government approved the amendment to the joint venture agreement to allow for the departure of Zhejiang Medicine Co., Ltd. As of December 31, 2015, Beijing Medfron Medical Technologies Co., Ltd. and MediciNova each have a 50% interest in Zhejiang Sunmy. No additional capital was contributed by either remaining party and the Company has no future funding obligations.

Zhejiang Sunmy is a variable interest entity for which the Company is not the primary beneficiary as the Company does not have a majority of the board seats and does not have power to direct or significantly influence the actions of the entity. The activities of Zhejiang Sunmy are accounted for under the equity method whereby the Company absorbs any loss or income generated by Zhejiang Sunmy according to the Company’s percentage ownership. At December 31, 2015, the investment is reflected as a long-term asset on the Company’s consolidated balance sheet which represents the investment and maximum loss exposure in Zhejiang Sunmy, net of the Company’s portion of any generated loss or income.

8. Share-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan, or 2013 Plan, under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan, or 2004 Plan. A total of 2,500,000 shares of common stock were initially reserved for issuance under the 2013 Plan, plus “returning shares” that may become available from time to time. “Returning shares” are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2004 Plan, all outstanding stock awards granted under the 2004 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan. As of December 31, 2015, 1,673,825 options remain available for future grant under the 2013 Plan.

Stock Options

Options granted under the 2013 Plan and 2004 Plan have terms of ten years from the date of grant unless earlier terminated and generally vest over a three or four-year period.

The exercise price of all options granted during the years ended December 31, 2015 and 2014 was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information for the years ended December 31, 2015 and 2014 is as follows:

	2015
	Number of Option Shares	Weighted Average Exercise Price
Outstanding at January 1, 2015	3,447,969	$5.00
Granted	689,000	$3.14
Exercised	—	$—
Cancelled	(3,000)	$9.27
Outstanding at December 31, 2015	4,133,969	$4.69
Exercisable at December 31, 2015	3,252,473	$5.10
Vested and expected to vest at December 31, 2015	4,133,969	$4.69

	2014
	Number of Option Shares	Weighted Average Exercise Price
Outstanding at January 1, 2014	3,217,043	$5.06
Granted	300,000	$3.90
Exercised	(20,000)	$2.57
Cancelled	(49,074)	$3.30
Outstanding at December 31, 2014	3,447,969	$5.00
Exercisable at December 31, 2014	3,008,317	$5.26

Cash received from stock option exercises for the years ended December 31, 2015 and 2014 was $0 and $51,350, respectively. The aggregate intrinsic value of options exercised during 2014 was $8,485. Options outstanding and exercisable at December 31, 2015 had a weighted average contractual life of 5.76 and 4.92 years, respectively.

As of December 31, 2015, the total intrinsic value of options outstanding and exercisable was $1.9 million and $1.6 million, respectively.

Employee Stock Purchase Plan

Under the Company’s 2007 Employee Stock Purchase Plan, or ESPP, 300,000 shares of common stock were originally reserved for issuance. In addition, the shares reserved automatically increase each year by a number equal to the lesser of: (i) 15,000 shares; (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year; or (iii) such lesser amount as determined by the Board. The ESPP permits full-time employees to purchase common stock through payroll deductions (which cannot exceed 15% of each employee’s compensation) at the lower of 85% of fair market value at the beginning of the offering period or the end of each six-month offering period. The ESPP is considered a compensatory plan and the Company records compensation expense.

For the year ended December 31, 2015, an aggregate of 35,178 shares were issued under the ESPP, leaving 195,775 shares available for future issuance.

Compensation Expense

The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Year Ended December 31,
	2015	2014
Stock Options
Risk-free interest rate	1.48%	1.19%
Expected volatility of common stock	79.28%	76.42%
Dividend yield	0.00%	0.00%
Expected option term (in years)	5.49	4.35

The estimated fair value of employee stock purchase rights under the Company’s ESPP was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Year Ended December 31,
	2015	2014
Employee Stock Purchase Plan
Risk-free interest rate	0.10%	0.05%
Expected volatility of common stock	76.52%	62.65%
Dividend yield	0.00%	0.00%
Expected option term (in years)	0.5	0.5

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

The weighted-average fair value of each stock option granted during the years ended December 31, 2015 and 2014, estimated as of the grant date using the Black-Scholes option valuation model, was $2.08 per option and $1.58 per option, respectively.

Share-based compensation expense for stock option awards and ESPP shares are reflected in total operating expense for each respective year. For the years ended December 31, 2015 and 2014, share-based compensation expense related to stock options and the ESPP was $2.0 million and $1.6 million, respectively, of which $1.5 million and $1.2 million was recorded as a component of general and administrative expense, respectively, and $0.5 million and $0.4 million was recorded as a component of research, development and patents expense, respectively.

As of December 31, 2015, there was $0.6 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.5 years, on a straight-line basis.

9. Stockholders’ Equity

Public Offering

On August 24, 2015, the Company completed a firm-commitment underwritten public offering of 5,000,000 shares of common stock at a purchase price of $3.50 per share for aggregate gross proceeds of $17.5 million, and received aggregate net proceeds of approximately $16.0 million, net of underwriting discounts and commissions and offering expenses.

At-The-Market Issuance Sales Agreements

On May 22, 2015, the Company entered into an at-the-market issuance sales agreement with MLV & Co. LLC, or MLV, pursuant to which the Company may sell common stock through MLV from time to time up to an aggregate offering price of $30.0 million. Sales of the Company’s common stock through MLV, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NASDAQ, on any other existing trading market for the common stock or to or through a market maker. MLV may also sell the common stock in privately negotiated transactions, subject to the Company’s prior approval.  The Company agreed to pay MLV an aggregate commission rate of up to 4.0% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock will depend on the number of shares of common stock sold to MLV and the per share purchase price of each transaction. The Company is not obligated to make any sales of common stock under the sales agreement and may terminate the sales agreement at any time upon written notice. For the year ended December 31, 2015, the Company has generated gross proceeds of $32,700 and incurred issuance costs of $121,500 under this agreement on sales of 7,800 shares of the Company’s common stock at prices ranging from $4.16 to $4.23 per share.

On October 16, 2013, the Company entered into an at-the-market equity distribution agreement with Macquarie Capital (USA) Inc., or MCUSA, pursuant to which the Company could sell common stock through MCUSA from time to time up to an aggregate offering price of $10.0 million. The at-the-market equity distribution agreement with MCUSA was terminated on May 22, 2015, and as of such date, the Company had completed sales to MCUSA totaling 2,127,500 shares of common stock at prices ranging from $2.01 to $4.45 per share, generating gross and net proceeds of $5.3 million and $4.5 million, respectively. For the year ended December 31, 2015, the Company generated gross and net proceeds of $0.9 million and $0.7 million, respectively, on the sale of 225,000 shares of common stock under this agreement. For the year ended December 31, 2014, the Company generated gross and net proceeds of $4.1 million and $3.7 million, respectively, on the sale of 1,785,000 shares of common stock. Net proceeds are calculated as gross proceeds less commissions and other issuance costs.

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

Warrants

The Company has the following warrants outstanding as of December 31, 2015:

•	2,339,300 common stock warrants at an exercise price of $3.56 and expire on March 29, 2016
•	750,000 common stock warrants at an exercise price of $3.15 and expire on May 9, 2018
•	198,020 common stock warrants at an exercise price of $6.06 and expire on May 10, 2017
•	119,047 common stock warrants at an exercise price of $3.38 and expire on May 9, 2018

Common Stock Reserved for Future Issuance

The following table summarizes common stock reserved for future issuance at December 31, 2015:

Common Stock reserved for issuance upon conversion of Series B Convertible Preferred Stock	2,200,000
Common Stock reserved for issuance under the ESPP	195,775
Common stock reserved for issuance upon exercise of warrants outstanding	3,406,367
Common stock reserved for issuance upon exercise of options outstanding (under the 2004 Plan and 2013 Plan)	4,133,969
Common stock reserved for future equity awards (under the 2013 Plan)	1,673,825
11,609,936

10. Income Taxes

A reconciliation of loss before income taxes for domestic and foreign locations for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,
	2015	2014
United States	$(8,866,201)	$(9,227,509)
Foreign	28,481	28,245
Loss before income taxes	$(8,837,720)	$(9,199,264)

A reconciliation of income tax expense for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,
Current:	2015	2014
Federal	$—	$(7,517)
State	—	(2,082)
Foreign	7,359	5,627
Total current income tax expense (benefit)	7,359	(3,972)
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred income tax expense	—	—
Total income tax expense (benefit)	$7,359	$(3,972)

The significant components of deferred income taxes at December 31, 2015 and 2014 are as follows:

	Year Ended December 31,
Deferred tax assets:	2015	2014
Net operating loss carryforwards	$88,900,000	$87,370,000
Capitalized licenses	1,084,000	1,330,000
Research tax credits	7,677,000	7,557,000
Stock options	2,624,000	2,145,000
Other, net	763,000	1,448,000
Total deferred tax assets	101,048,000	99,850,000
Deferred tax liabilities
In process R&D	(1,956,000)	(1,956,000)
Total deferred tax liabilities	(1,956,000)	(1,956,000)
Net deferred tax assets	99,092,000	97,894,000
Valuation allowance	(101,048,000)	(99,850,000)
Net deferred tax liability	$(1,956,000)	$(1,956,000)

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

At December 31, 2015, the Company has federal and California net operating losses, or NOL, carryforwards of approximately $223.1 million and $188.1 million, respectively. The federal NOL carryforwards begin to expire in 2020, and the California NOL carryforwards continue to expire in 2016. The Company expects that $74.3 million in California NOL carryforwards will expire by 2017 and the remaining $113.8 million in California NOL carryforwards will begin to expire in 2028. At December 31, 2015, the Company also had federal and California research tax credit carryforwards of approximately $6.6 million and $1.6 million, respectively. The federal research tax credit carryforwards begin to expire in 2024, and the California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized. As of December 31, 2015, the Company’s federal and California capital loss carryovers have expired.

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

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2015	2014
Federal statutory income tax rate	35.0%	35.0%
State income taxes, net of federal benefit	5.2	5.3
Tax credits	1.4	1.2
Change in valuation allowance	(13.5)	(33.4)
Permanent differences	(0.1)	(0.1)
Expiration of attributes	(24.6)	(5.4)
Stock compensation	(3.4)	(2.6)
Other	(0.1)	—
Provision for income taxes	(0.1)%	0.0%

The Company files income tax returns in the United States, California and foreign jurisdictions. Due to the Company’s losses incurred, the Company is essentially subject to income tax examination by tax authorities from inception to date. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2015, there are no unrecognized tax benefits, and there are not significant accruals for interest related to unrecognized tax benefits or tax penalties.

11. Employee Savings Plan

The Company has an employee savings plan available to substantially all employees. Under the plan, an employee may elect salary reductions which are contributed to the plan. The plan provides for discretionary contributions by us, which totaled $64,749 and $63,935 for the years ended December 31, 2015 and 2014, respectively.

12. Quarterly Financial Data (Unaudited)

The following table presents certain quarterly financial data for eight consecutive quarters ended December 31, 2015. The unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all adjustments, necessary for a fair presentation of this data (in thousands, except per share data).

	Year Ended December 31, 2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Total operating expenses	$2,215	$2,277	$1,594	$2,736
Net loss	(2,215)	(2,287)	(1,608)	(2,735)
Net loss applicable to common stockholders	(2,215)	(2,287)	(1,608)	(2,735)
Basic and diluted net loss per common share(1)	(0.09)	(0.09)	(0.06)	(0.09)

	Year Ended December 31, 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Total operating expenses	$2,364	$2,131	$2,345	$2,383
Net loss	(2,352)	(2,122)	(2,340)	(2,381)
Net loss applicable to common stockholders	(2,352)	(2,122)	(2,340)	(2,381)
Basic and diluted net loss per common share(1)	(0.10)	(0.09)	(0.10)	(0.10)

(1)	Income and loss per share is computed independently for each of the quarters presented. The sum of the quarterly net income and loss per share will not necessarily equal the total for the year.

13. Subsequent Events

Subsequent to December 31, 2015 through the date of this report, the Company has generated gross proceeds of $0.4 million from the exercise of warrants to purchase an aggregate of 125,300 shares of common stock and gross proceeds of $40,000 from the exercise of options to purchase 16,715 shares of common stock.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

BDO USA, LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2015.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

MediciNova, Inc.

La Jolla, California

We have audited MediciNova, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MediciNova, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MediciNova, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MediciNova, Inc. as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

La Jolla, California

February 25, 2016

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be contained in the sections titled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance, “Corporate Governance,” “Meetings and Committees of the Board, and “Executive Officers” in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the conclusion of our fiscal year ended December 31, 2015 and is incorporated in this Annual Report on Form 10-K by reference.

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

The following table provides information as of December 31, 2015 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders(1)	4,133,969	$4.69	1,869,600
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	4,133,969	$4.69	1,869,600

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

1. Financial Statements. The following financial statements of MediciNova, Inc. and Reports of BDO USA, LLP and Ernst & Young, LLP, each an independent registered public accounting firm, are included in this Annual Report on Form 10-K:

2. Financial Statement Schedules. None.

3. Exhibits.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-119433) filed October 1, 2004).

3.3

Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed September 27, 2011).

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

4.3	Warrant, dated May 10, 2010, issued to Oxford Finance Corporation (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed May 14, 2010).

4.4	Form of Warrant to Purchase Common Stock, dated March 29, 2011 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report 8-K (File No. 001-33185) filed March 24, 2011).

4.5	Warrant, dated August 22, 2012, issued to Redington, Inc., as amended (incorporated by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2012).

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

10.16†

Asset Purchase Agreement, dated December 17, 2008, between Baxter Healthcare Corporation, Baxter International Inc., and Baxter Healthcare S.A. and Avigen, Inc. (incorporated by reference to Exhibit 2.2 of Avigen, Inc.’s Annual Report on Form 10-K (File No. 000-28272) filed March 16, 2009).

10.17*

Form of Amendment to Employment Agreement, dated December 31, 2011, between the Registrant and Yuichi Iwaki, M.D., Ph.D. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed January 4, 2011).

10.18†

Joint Venture Agreement, dated June 29, 2011, among the Registrant, Zhejiang Medicine Co., Ltd. and Beijing Make-Friend Medicine Technology Co., Ltd. (incorporated by reference to Exhibit 10.44 of the Registrant’s Current Report on Form 10-Q (File No. 001-33185) filed August 15, 2011).

10.19

Stock Purchase Agreement, dated September 26, 2011, between the Registrant and Kissei Pharmaceutical Co. Ltd., (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed September 27, 2011).

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

Exhibit Number	Description

10.22*	2013 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 4.8 of the Registrant’s Annual Report on Form 10-K filed March 27, 2014).

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

10.30*

Engagement Agreement, effective April 3, 2015, by and between MediciNova, Inc. and van den Boom & Associates, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 3, 2015).

10.31

At-the-Market Issuance Sales Agreement, dated May 22, 2015, by and between MediciNova, Inc. and MLV & Co. LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 22, 2015).

21.1	List of subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-33185) filed March 24, 2010).

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (see signature page).

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Act of 1933.

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Act of 1933.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from MediciNova, Inc. on Form 10-K as of and for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements.

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

MEDICINOVA, INC.
A Delaware Corporation

Date: February 25, 2016	By:	/s/ Yuichi Iwaki
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

Signature	Title	Date

/s/ Yuichi Iwaki Yuichi Iwaki, M.D., Ph.D.	Director, President and Chief Executive Officer (Principal executive officer)	February 25, 2016

/s/ Esther van den Boom Esther van den Boom	Chief Financial Officer (Principal financial and accounting officer)	February 25, 2016

/s/ Jeff Himawan Jeff Himawan, Ph.D.	Chairman of the Board of Directors	February 25, 2016

/s/ Yoshio Ishizaka Yoshio Ishizaka	Director	February 25, 2016

/s/ Yutaka Kobayashi Yutaka Kobayashi	Director	February 25, 2016

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-119433) filed October 1, 2004).

3.3

Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed September 27, 2011).

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

4.3	Warrant, dated May 10, 2010, issued to Oxford Finance Corporation (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed May 14, 2010).

4.4	Form of Warrant to Purchase Common Stock, dated March 29, 2011 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report 8-K (File No. 001-33185) filed March 24, 2011).

4.5	Warrant, dated August 22, 2012, issued to Redington, Inc., as amended (incorporated by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2012).

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

10.16†

Asset Purchase Agreement, dated December 17, 2008, between Baxter Healthcare Corporation, Baxter International Inc., and Baxter Healthcare S.A. and Avigen, Inc. (incorporated by reference to Exhibit 2.2 of Avigen, Inc.’s Annual Report on Form 10-K (File No. 000-28272) filed March 16, 2009).

10.17*

Form of Amendment to Employment Agreement, dated December 31, 2011, between the Registrant and Yuichi Iwaki, M.D., Ph.D. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed January 4, 2011).

10.18†

Joint Venture Agreement, dated June 29, 2011, among the Registrant, Zhejiang Medicine Co., Ltd. and Beijing Make-Friend Medicine Technology Co., Ltd. (incorporated by reference to Exhibit 10.44 of the Registrant’s Current Report on Form 10-Q (File No. 001-33185) filed August 15, 2011).

10.19

Stock Purchase Agreement, dated September 26, 2011, between the Registrant and Kissei Pharmaceutical Co. Ltd., (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed September 27, 2011).

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

Exhibit Number	Description
10.29*

Severance Protection Agreement, dated July 14, 2014, by and between MediciNova, Inc. and Geoffrey O’Brien (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed August 13, 2014).

10.30*

Engagement Agreement, effective April 3, 2015, by and between MediciNova, Inc. and van den Boom & Associates, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 3, 2015).

10.31

At-the-Market Issuance Sales Agreement, dated May 22, 2015, by and between MediciNova, Inc. and MLV & Co. LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 22, 2015).

21.1	List of subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-33185) filed March 24, 2010).

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (see signature page).

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Act of 1933.

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Act of 1933.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from MediciNova, Inc. on Form 10-K as of and for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements.

†	Portions of this Exhibit have been omitted pursuant to a grant of confidential treatment by the SEC.
*	Indicates management contract or compensatory plan.