Form 10-Q
period 2016-03-31
MEDICINOVA INC
filed 2016-04-27
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

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

As of April 25, 2016, the registrant had 32,258,195 shares of Common Stock ($0.001 par value) outstanding.

MEDICINOVA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,618,393	$22,076,749
Prepaid expenses and other current assets	1,069,103	649,457
Total current assets	28,687,496	22,726,206
Goodwill	9,600,241	9,600,240
In-process research and development	4,800,000	4,800,000
Investment in joint venture	650,457	650,470
Property and equipment, net	38,602	20,430
Other long-term assets	81,761	108,977
Total assets	$43,858,557	$37,906,323
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$77,121	$170,786
Accrued expenses	972,675	1,319,720
Total current liabilities	1,049,796	1,490,506
Long-term deferred rent and lease liability	18,455	12,680
Deferred tax liability	1,956,000	1,956,000
Long-term deferred revenue	1,694,163	1,694,163
Total liabilities	4,718,414	5,153,349
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 3,000,000 shares authorized at March 31, 2016 and December 31, 2015; 220,000 shares issued and outstanding at March 31, 2016 and December 31, 2015	2,200	2,200
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2016 and December 31, 2015; 32,238,729 and 29,956,495 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	32,239	29,957
Additional paid-in capital	362,007,445	352,250,667
Accumulated other comprehensive loss	(93,058)	(102,765)
Accumulated deficit	(322,808,683)	(319,427,085)
Total stockholders’ equity	39,140,143	32,752,974
Total liabilities and stockholders' equity	$43,858,557	$37,906,323

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended March 31,
	2016	2015
Operating expenses:
Research, development and patents	$1,075,321	$719,728
General and administrative	2,316,254	1,495,227
Total operating expenses	3,391,575	2,214,955
Operating loss	(3,391,575)	(2,214,955)
Other expense	(3,267)	(4,154)
Other income	14,749	6,992
Loss before income taxes	(3,380,093)	(2,212,117)
Income taxes	(1,505)	(2,946)
Net loss applicable to common stockholders	$(3,381,598)	$(2,215,063)
Basic and diluted net loss per common share	$(0.11)	$(0.09)
Shares used to compute basic and diluted net loss per common share	30,356,674	24,538,539
Net loss applicable to common stockholders	$(3,381,598)	$(2,215,063)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	9,707	(645)
Comprehensive loss	$(3,371,891)	$(2,215,708)

See accompanying notes

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2016	2015
Operating activities:
Net loss	$(3,381,598)	$(2,215,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,439,149	513,305
Depreciation and amortization	4,105	9,180
Change in value of equity method investment	13	1,057
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(41,744)	(800,373)
Accounts payable, accrued expenses and deferred rent	41,435	(301,151)
Accrued compensation and related expenses	(480,726)	(440,471)
Net cash used in operating activities	(2,419,366)	(3,233,516)
Investing activities:
Acquisition of property and equipment	(22,005)	—
Net cash used in investing activities	(22,005)	—
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	580,679
Proceeds from exercise of common stock options and warrants	7,926,410	—
Proceeds from issuance of equity awards under ESPP	49,923	57,467
Net cash provided by financing activities	7,976,333	638,146
Effect of exchange rate changes on cash and cash equivalents	6,682	(616)
Net increase (decrease) in cash and cash equivalents	5,541,644	(2,595,986)
Cash and cash equivalents, beginning of period	22,076,749	11,669,435
Cash and cash equivalents, end of period	$27,618,393	$9,073,449
Supplemental disclosures of cash flow information:
Income taxes paid	$2,743	$4,387

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $1.0 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents on developments in Research, Development and Patents expenses. Such patent-related expenses totaled $0.1 million for the three months ended March 31, 2016 and 2015.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for said goods or services. The Company is required to adopt the amendments beginning January 1, 2018. Early adoption is permitted as of January 1, 2017. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact these amendments will have on its consolidated financial statements and has not decided on the method of adoption.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern, which is new guidance requiring management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable).  Management will be required to make this evaluation for both annual and interim reporting periods and will have to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. The standard is effective for annual periods ending after December 15, 2016. Early adoption is permitted. After adoption, the Company will apply this guidance to assess going concern.

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact that the adoption of this standard will have on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact that the adoption of this standard will have on our financial statements.

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

Kissei Pharmaceutical Co., Ltd

In October 2011, the Company entered into an agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, the Company is responsible for all costs to be incurred in the performance of these services. Certain of these research and development services were completed in 2013 and 2012, and the remaining services are expected to be delivered and completed at a future date. The Company assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, research and development services. As such, revenue is being recognized as the research and development services are performed. The amount received from Kissei, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue and will be recognized as revenue as the remaining services are performed. No revenue was recorded in the three months ended March 31, 2016 and 2015.

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

Included in cash and cash equivalents are $27.5 million and $21.9 million of money market funds as of March 31, 2016 and December 31, 2015, respectively, that are classified within Level 1 of the fair value hierarchy.

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

Zhejiang Sunmy is a variable interest entity for which the Company is not the primary beneficiary as the Company does not have a majority of the board seats and does not have power to direct or significantly influence the actions of the entity. The activities of Zhejiang Sunmy are accounted for under the equity method whereby the Company absorbs any loss or income generated by Zhejiang Sunmy according to the Company’s percentage ownership. At March 31, 2016, the investment is reflected as a long-term asset on the Company’s consolidated balance sheet which represents the investment and maximum loss exposure in Zhejiang Sunmy, net of the Company’s portion of any generated loss or income.

5. Stock-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan, or 2013 Plan, under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan, or 2004 Plan. A total of 2,500,000 shares of common stock were initially reserved for issuance under the 2013 Plan, plus “returning shares” that may become available from time to time. “Returning shares” are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2004 Plan, all outstanding stock awards granted under the 2004 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan. As of March 31, 2016, 613,625 options remain available for future grant under the 2013 Plan.

Stock Options

Options granted under the 2013 Plan and Prior Plans have terms of ten years from the date of grant and generally vest over a three or four year period.

The exercise price of all options granted was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of March 31, 2016 is as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	4,133,969	$4.72
Granted	1,118,000	$3.91
Exercised	(129,819)	$5.25
Cancelled	(57,800)	$12.41
Outstanding at March 31, 2016	5,064,350	$4.40	6.63	$17,274,158
Exercisable at March 31, 2016	3,777,308	$4.59	5.64	$12,771,424

During the three months ended March 31, 2016, there were 129,819 options exercised, from which gross proceeds of $681,136 were received. No options were exercised during the three months ended March 31, 2015. The intrinsic value of options exercised during the three months ended March 31, 2016 was $222,185.

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

For the three months ended March 31, 2016, an aggregate of 20,715 shares were issued under the ESPP. As of March 31, 2016, there are 190,060 shares available for future issuance under the ESPP.

Compensation Expense

During the three months ended March 31, 2016, options to purchase 1,118,000 shares of common stock were granted. Stock-based compensation expense for stock option awards and ESPP shares are reflected in total operating expenses for each respective year. For the three months ended March 31, 2016 and 2015, stock-based compensation related to stock options and ESPP was $1.4 million and $513,000, respectively.

The Company uses the Black-Scholes valuation model for determining the estimated fair value and the stock-based compensation for stock-based awards granted to employees. The following table provides the assumptions used in the Black-Scholes valuation model for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Stock Option assumptions:
Risk-free interest rate	1.61%	1.47%
Expected volatility of common stock	78.3%	79.2%
Dividend yield	0.0%	0.0%
Expected term (in years)	5.6	5.5

As of March 31, 2016, there was $2.2 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 1.3 years, on a straight-line basis.

6. Stockholders’ Equity

At-The-Market Issuance Sales Agreements

On May 22, 2015, the Company entered into an at-the-market issuance sales agreement with MLV & Co. LLC, or MLV, pursuant to which the Company may sell common stock through MLV from time to time up to an aggregate offering price of $30.0 million. Sales of the Company’s common stock through MLV, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NASDAQ, on any other existing trading market for the common stock or to or through a market maker. MLV may also sell the common stock in privately negotiated transactions, subject to the Company’s prior approval.  The Company agreed to pay MLV an aggregate commission rate of up to 4.0% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock will depend on the number of shares of common stock sold to MLV and the per share purchase price of each transaction. The Company is not obligated to make any sales of common stock under the sales agreement and may terminate the sales agreement at any time upon written notice. For the year ended December 31, 2015, the Company generated gross proceeds of $32,700 and incurred issuance costs of $121,500 under this agreement on sales of 7,800 shares of the Company’s common stock at prices ranging from $4.16 to $4.23 per share. No shares of common stock were sold in the three months ended March 31, 2016.

Common Stock Warrants

During the three months ended March 31, 2016, 2,131,700 warrants were exercised for gross proceeds of $7.6 million. No warrants were exercised during the three months ended March 31, 2015. As of March 29, 2016, 207,600 warrants expired unexercised.

As of March 31, 2016, the Company had the following warrants outstanding:

•	750,000 common stock warrants at an exercise price of $3.15 and expire on May 9, 2018;
•	198,020 common stock warrants at an exercise price of $6.06 and expire on May 10, 2017; and
•	119,047 common stock warrants at an exercise price of $3.38 and expire on May 9, 2018.

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

Potentially dilutive outstanding securities excluded from diluted net loss per common share because of their anti-dilutive effect:

	March 31
	2016	2015
Convertible preferred stock, as converted	2,200,000	2,200,000
Stock options	5,064,350	4,096,969
Warrants	1,067,067	3,658,567
Total	8,331,417	9,955,536

8. Related Party Transactions

On October 13, 2011, the Company entered into a services agreement with Kissei to perform two separate studies relating to MN-221 in exchange for $2.5 million paid to the Company in October 2011. The Company is responsible for all costs to be incurred in the performance of these studies. The amount received from Kissei, net of the amount recorded as revenue through March 31, 2016, is included on the balance sheet at March 31, 2016 as long-term deferred revenue and will be recognized as revenue in future periods upon the Company’s performance of the remaining services.

9. Subsequent Events

Subsequent to March 31, 2016 and through the date of this report, the Company has generated gross proceeds of $86,750 from the exercise of 19,466 stock options.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 25, 2016. Past operating results are not necessarily indicative of results that may occur in future periods.

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

We have incurred significant net losses since our inception. As of March 31, 2016, we had an accumulated deficit of $322.8 million and expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

Zhejiang Sunmy is a variable interest entity for which we are not the primary beneficiary as we do not have a majority of the board seats and we do not have power to direct or significantly influence the actions of the entity. We therefore account for the activities of Zhejiang Sunmy under the equity method whereby we absorb any loss or income generated by Zhejiang Sunmy according to our percentage ownership. At March 31, 2016, we reflect a long-term asset on our consolidated balance sheet which represents our investment in Zhejiang Sunmy, net of our portion of any generated loss or income.

Depending on decisions we may make as to further clinical development, we may seek to raise additional capital. We may also pursue potential partnerships and potential acquirers of license rights to our programs in markets outside the United States.

Revenues and Cost of Revenues

In October 2011, we entered into an agreement with Kissei to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, we are responsible for all costs incurred and to be incurred in the performance of these services. Certain of the development services were completed in 2013 and 2012, and the remaining services are expected to be delivered and completed at a future date. We assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, which was research and development services. The $2.5 million was initially recorded as deferred revenue. During the three months ended March 31, 2016 and 2015, we recognized zero revenues associated with this agreement.

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

The following table presents our total research, development, and patent expenses by category during the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
External development expense:
MN-221	$2	$2
MN-166	201	204
MN-001	86	35
MN-029	1	3
Total external development expense	290	244
R&D personnel expense	620	359
R&D facility and depreciation expense	14	13
Patent expenses	101	52
Other R&D expense	50	52
Total research, development and patent expense	$1,075	$720

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

Goodwill and Purchased Intangibles

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets of acquired businesses. The allocation of purchase price for acquisitions require extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets as a portion of the purchase price can only be allocated to goodwill in a business combination. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets that have finite useful lives require the use of estimates and the exercise of judgment. These judgments can significantly affect our net operating results. As of March 31, 2016, goodwill and in-process research and development, or IPR&D, was $9.6 million and $4.8 million, respectively.

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

Results of Operations

Comparison of the three months ended March 31, 2016 and 2015

Research, Development and Patent Expenses

Research, development and patent expenses were $1.1 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively. This $0.4 million increase was due primarily to higher stock compensation expense for performance-based stock options due in part to an increase in our stock price.

General and Administrative

General and administrative expenses for the three months ended March 31, 2016 were $2.3 million, an increase of $0.8 million when compared to $1.5 million for the three months ended March 31, 2015. This increase in general and administrative expenses was due primarily to higher stock compensation expense for performance-based stock options due in part to an increase in our stock price.

Liquidity and Capital Resources

Net cash used in operating activities during the three months ended March 31, 2016 was $2.4 million compared to $3.2 million during the same period in 2015.  Net cash primarily reflects the net loss for those periods, which was partially offset by non-cash stock-based compensation and changes in operating assets and liabilities.

Net cash provided by financing activities during the three months ended March 31, 2016 was $8.0 million primarily due to the exercise of 2,131,700 warrants and 129,819 stock options for gross proceeds of $7.6 million and $0.3 million respectively.

On May 22, 2015, we entered into an at-the-market issuance sales agreement with MLV & Co. LLC, or MLV, pursuant to which we may sell common stock through MLV from time to time up to an aggregate offering price of $30.0 million. Sales of our common stock through MLV, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NASDAQ, on any other existing trading market for the common stock or to or through a market maker. MLV may also sell the common stock in privately negotiated transactions, subject to our prior approval.  We agreed to pay MLV an aggregate commission rate of up to 4.0% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock will depend on the number of shares of common stock sold to MLV and the per share purchase price of each transaction. We are not obligated to make any sales of common stock under the sales agreement and may terminate the sales agreement at any time upon written notice. For the year ended

December 31, 2015, we generated gross proceeds of $32,700 and incurred issuance costs of $121,500 under this agreement on sales of 7,800 shares of our common stock at prices ranging from $4.16 to $4.23 per share. No shares of common stock were sold in the three months ended March 31, 2016.

On August 24, 2015, we completed a firm-commitment underwritten public offering of 5,000,000 shares of common stock at a purchase price of $3.50 per share for gross proceeds of $17.5 million, and received net proceeds of approximately $16.0 million, net of underwriting discounts and commissions and offering expenses.

As of March 31, 2016, we had available cash and cash equivalents of $27.6 million and working capital of $27.6 million. As of the date of this report, we believe we have working capital sufficient to fund operations through December 31, 2017. However, we cannot provide assurance that these capital resources will be sufficient to conduct all of our research and development programs as planned.

Off-Balance Sheet Arrangements

At March 31, 2016, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

Cash and cash equivalents as of March 31, 2016 were $27.6 million and were primarily invested in money market interest bearing accounts and money market funds. A hypothetical 10% adverse change in the average interest rate on our cash and cash equivalents would have had no material effect on net loss for the three months ended March 31, 2016.

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

We are not involved in any material legal proceedings as of March 31, 2016. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which are incorporated herein by reference and which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

10.1

Services Agreement, effective March 31, 2016, by and between MediciNova, Inc. and Signature Analytics San Diego LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 31, 2016).

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

101

The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: April 27, 2016	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D.
President and Chief Executive Officer
(on behalf of the registrant and
as the registrant’s Principal Executive Officer)

	By:	/s/ Ryan Selhorn
Ryan Selhorn
Chief Financial Officer
(on behalf of the registrant and
as the registrant’s Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1

Services Agreement, effective March 31, 2016, by and between MediciNova, Inc. and Signature Analytics San Diego LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 31, 2016).

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

101

The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements.