Form 10-Q
period 2016-06-30
MEDICINOVA INC
filed 2016-07-26
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

As of July 26, 2016, the registrant had 34,471,495 shares of Common Stock ($0.001 par value) outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, in particular "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the information incorporated by reference herein contains “forward-looking statements”. The forward-looking statements are contained principally in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this report. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as "believe," "may," "will," "estimate," "continue," "anticipate," "design," "intend," "expect," "could," "plan," "potential," "predict," "seek," "should," "would" or the negative version of these words and similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those described in "Risk Factors" and elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our beliefs and assumptions only as of the date of this report. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Inability to raise additional capital if needed;
•	Inability to generate revenues from product sales to continue business operations;
•	Inability to develop and commercialize our product candidates;
•	Failure or delay in completing clinical trials or obtaining FDA or foreign regulatory approval for our product candidates in a timely manner;
•	Unsuccessful clinical trials stemming from clinical trial designs, failure to enroll a sufficient number of patients, undesirable side effects and other safety concerns;
•	Inability to demonstrate sufficient efficacy of product candidates;
•	Reliance on the success of our MN-166 (ibudilast) and MN-001 (tipelukast) product candidates;
•	Reliance on a joint venture entity in China to develop and commercialize our product candidates in China;
•	Delays in commencement or completion of clinical trials or suspension or termination of clinical trials;
•	Loss of our licensed rights to develop and commercialize a product candidate as a result of the termination of the underlying licensing agreement;
•	Competitors may develop products rendering our product candidates obsolete and noncompetitive;
•	Inability to successfully attract partners and enter into collaborations on acceptable terms;
•	Dependence on third parties to conduct clinical trials and to manufacture product candidates;
•	Dependence on third parties to market and distribute products;
•	Our product candidates, if approved, may not gain market acceptance or obtain adequate coverage for third party reimbursement;
•	Disputes or other developments concerning our intellectual property rights;
•	Actual and anticipated fluctuations in our quarterly or annual operating results;
•	Price and volume fluctuations in the overall stock markets;
•	Litigation or public concern about the safety of our potential products;
•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange;
•	High quality material for our products may become difficult to obtain or expensive;
•	Strict government regulations on our business;
•	Regulations governing the production or marketing of our product candidates;
•	Loss of, or inability to attract, key personnel; and
•	Economic, political, foreign exchange and other risks associated with international operations.

MEDICINOVA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,565,423	$22,076,749
Prepaid expenses and other current assets	655,928	649,457
Total current assets	27,221,351	22,726,206
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Investment in joint venture	635,516	650,470
Property and equipment, net	45,962	20,430
Other long-term assets	60,217	108,977
Total assets	$42,363,286	$37,906,323
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$209,724	$170,786
Accrued expenses	1,123,647	1,319,720
Total current liabilities	1,333,371	1,490,506
Long-term deferred rent and lease liability	7,023	12,680
Deferred tax liability	1,956,000	1,956,000
Long-term deferred revenue	1,694,163	1,694,163
Total liabilities	4,990,557	5,153,349
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 3,000,000 shares authorized at June 30, 2016 and December 31, 2015; 0 shares and 220,000 shares outstanding at June 30, 2016 and December 31, 2015, respectively	—	2,200
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2016 and December 31, 2015; 34,468,195 and 29,956,495 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	34,468	29,957
Additional paid-in capital	363,433,819	352,250,667
Accumulated other comprehensive loss	(87,555)	(102,765)
Accumulated deficit	(326,008,003)	(319,427,085)
Total stockholders’ equity	37,372,729	32,752,974
Total liabilities and stockholders' equity	$42,363,286	$37,906,323

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating expenses:
Research, development and patents	$962,706	$797,008	$2,038,028	$1,516,735
General and administrative	2,242,051	1,480,120	4,558,305	2,975,348
Total operating expenses	3,204,757	2,277,128	6,596,333	4,492,083
Operating loss	(3,204,757)	(2,277,128)	(6,596,333)	(4,492,083)
Other expense	(11,745)	(14,289)	(15,008)	(18,441)
Other income	18,192	6,256	32,939	13,247
Loss before income taxes	(3,198,310)	(2,285,161)	(6,578,402)	(4,497,277)
Income taxes	(1,011)	(1,661)	(2,516)	(4,608)
Net loss applicable to common stockholders	$(3,199,321)	$(2,286,822)	$(6,580,918)	$(4,501,885)
Basic and diluted net loss per common share	$(0.10)	$(0.09)	$(0.21)	$(0.18)
Shares used to compute basic and diluted net loss per common share	32,576,350	24,827,878	31,466,512	24,684,008
Net loss applicable to common stockholders	$(3,199,321)	$(2,286,822)	$(6,580,918)	$(4,501,885)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	5,502	(1,681)	15,209	(2,326)
Comprehensive loss	$(3,193,819)	$(2,288,503)	$(6,565,709)	$(4,504,211)

See accompanying notes

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
	2016	2015
Operating activities:
Net loss	$(6,580,918)	$(4,501,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	2,768,824	1,059,671
Depreciation and amortization	8,204	18,025
Change in equity method investment	14,954	5,101
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	57,805	(559,783)
Accounts payable, accrued expenses and deferred rent	140,158	(166,068)
Accrued compensation and related expenses	(314,117)	(321,237)
Net cash used in operating activities	(3,905,090)	(4,466,176)
Investing activities:
Acquisition of property and equipment	(33,134)	—
Net cash used in investing activities	(33,134)	—
Financing activities:
Proceeds from issuance of common stock, exercise of common stock options and warrants, net of issuance costs	8,366,716	1,321,799
Proceeds from issuance of equity awards under ESPP	49,923	57,467
Net cash provided by financing activities	8,416,639	1,379,266
Effect of exchange rate changes on cash and cash equivalents	10,259	(1,718)
Net increase (decrease) in cash and cash equivalents	4,488,674	(3,088,628)
Cash and cash equivalents, beginning of period	22,076,749	11,669,435
Cash and cash equivalents, end of period	$26,565,423	$8,580,807
Supplemental disclosures of cash flow information:
Income taxes paid	$2,743	$4,387

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

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $0.9 million and $0.7 million for the three months ended June 30, 2016 and 2015, respectively. Research and development costs totaled $1.8 million and $1.3 million for the six months ended June 30, 2016 and 2015, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents on developments in Research, Development and Patents expenses. Such patent-related expenses totaled $0.1 million for the three months ended June 30, 2016 and 2015 and $0.2 million for the six months ended June 30, 2016 and 2015, respectively.

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

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern, which is new guidance requiring management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable).  Management will be required to make this evaluation for both annual and interim reporting periods and make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. The standard is effective for annual periods ending after December 15, 2016. Early adoption is permitted. After adoption, the Company will apply this guidance to assess going concern.

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

Kissei Pharmaceutical Co., Ltd

In October 2011, the Company entered into an agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, the Company is responsible for all costs to be incurred in the performance of these services. Certain of these research and development services were completed in 2013 and 2012, and the remaining services are expected to be delivered and completed at a future date. The Company assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, research and development services. As such, revenue is being recognized as the research and development services are performed. The amount received from Kissei, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue and will be recognized as revenue as the remaining services are performed. No services were performed and no revenue was recorded in the three and six months ended June 30, 2016 and 2015.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs are quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active near the measurement date; and

Level 3:	Unobservable inputs due to little or no market data, which require the reporting entity to develop its own assumptions.

Included in cash and cash equivalents are $26.4 million and $21.9 million of money market funds as of June 30, 2016 and December 31, 2015, respectively, that are classified within Level 1 of the fair value hierarchy.

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

Zhejiang Sunmy is a variable interest entity for which the Company is not the primary beneficiary as the Company does not have a majority of the board seats and does not have power to direct or significantly influence the actions of the entity. The activities of Zhejiang Sunmy are accounted for under the equity method whereby the Company absorbs any loss or income generated by Zhejiang Sunmy according to the Company’s percentage ownership. At June 30, 2016, the investment is reflected as a long-term asset on the Company’s consolidated balance sheet which represents the investment and maximum loss exposure in Zhejiang Sunmy, net of the Company’s portion of any generated loss or income.

5. Stock-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan, or 2013 Plan, under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan, or 2004 Plan. A total of 2,500,000 shares of common stock were initially reserved for issuance under the 2013 Plan, plus “returning shares” that may become available from time to time. “Returning shares” are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2004 Plan, all outstanding stock awards granted under the 2004 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan. As of June 30, 2016, 576,625 shares  remain available for future grant under the 2013 Plan.

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

The exercise price of all options granted was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of June 30, 2016 is as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	4,133,969	$5.00
Granted	1,158,000	$4.00
Exercised	(159,285)	$4.95
Cancelled	(60,800)	$12.45
Outstanding at June 30, 2016	5,071,884	$4.42	6.43	$18,125,724
Exercisable at June 30, 2016	3,817,132	$4.57	5.47	$13,600,064

 During the six months ended June 30, 2016, there were 159,285 options exercised, from which gross proceeds of $787,885 were received. No options were exercised during six months ended June 30, 2015. The intrinsic value of options exercised during the six months ended June 30, 2016 was $358,783.

Employee Stock Purchase Plan

Under the Company’s 2007 Employee Stock Purchase Plan, or ESPP, 300,000 shares of common stock were originally reserved for issuance. In addition, the shares reserved automatically increase each year by a number equal to the lesser of: (i) 15,000 shares; (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year; or (iii) such lesser amount as determined by the Board. The ESPP permits full-time employees to purchase common stock through payroll deductions (which cannot exceed 15% of each employee’s compensation) at the lower of 85% of fair market value at the beginning of the offering period or the end of each six-month offering period. The ESPP is considered a compensatory plan and the Company records compensation expense included in the Company’s statement of operations.

For the six months ended June 30, 2016, an aggregate of 20,715 shares were issued under the ESPP. As of June 30, 2016, there are 190,060 shares available for future issuance under the ESPP.

Compensation Expense

Stock-based compensation expense for stock option awards and ESPP shares are reflected in total operating expenses for each respective year. For the three months ended June 30, 2016 and 2015, stock-based compensation expense related to stock options and the ESPP was $1.3 million and $0.5 million, respectively. For the six months ended June 30, 2016 and 2015 stock-based compensation expense related to stock options and the ESPP was $2.8 million and $1.0 million, respectively.

The Company uses the Black-Scholes valuation model for determining the estimated fair value for stock-based awards granted to employees. The following table provides the assumptions used in the Black-Scholes valuation model used to estimate the fair value of options granted during the six months ended June 30, 2016 and 2015 and to estimate the fair value of performance based stock options as of June 30, 2016.

	Six months ended	Six months ended
	June 30, 2016	June 30, 2015
Stock Option assumptions:
Risk-free interest rate	1.22% - 1.61%	1.47%
Expected volatility of common stock	77.20 - 78.46%	79.24%
Dividend yield	0%	0.0%
Expected term (in years)	5.3 - 5.7	5.5
ESPP assumptions:
Risk-free interest rate	0.40%	0.12%
Expected volatility of common stock	52.7%	82.3%
Dividend yield	0.0%	0%
Expected term (in years)	0.5	0.5

As of June 30, 2016, there was $1.1 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 1.0 years, on a straight-line basis.

6. Stockholders’ Equity

At-The-Market Issuance Sales Agreements

On May 22, 2015, the Company entered into an at-the-market issuance sales agreement with MLV & Co. LLC, or MLV, pursuant to which the Company may sell common stock through MLV from time to time up to an aggregate offering price of $30.0 million. Sales of the Company’s common stock through MLV, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NASDAQ, on any other existing trading market for the common stock or to or through a market maker. MLV may also sell the common stock in privately negotiated transactions, subject to the Company’s prior approval.  The Company agreed to pay MLV an aggregate commission rate of up to 4.0% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock will depend on the number of shares of common stock sold to MLV and the per share purchase price of each transaction. The Company is not obligated to make any sales of common stock under the sales agreement and may terminate the sales agreement at any time upon written notice. For the year ended December 31, 2015, the Company generated gross proceeds of $32,700 and incurred issuance costs of $121,500 under this agreement on sales of 7,800 shares of the Company’s common stock at prices ranging from $4.16 to $4.23 per share.  No shares of common stock were sold in the six months ended June 30, 2016.

Common Stock Warrants

During the six months ended June 30, 2016 and 2015, 2,131,700 and 202,500 warrants were exercised for gross proceeds of $7.6 million and $0.7 million, respectively.   On March 29, 2016, 207,600 warrants expired unexercised.

As of June 30, 2016, the Company had the following warrants outstanding:

•	198,020 common stock warrants at an exercise price of $6.06 per share which expire on May 10, 2017;
•	750,000 common stock warrants at an exercise price of $3.15 per share which expire on May 9, 2018; and
•	119,047 common stock warrants at an exercise price of $3.38 per share which expire on May 9, 2018.

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

The following potentially dilutive outstanding securities excluded from diluted net loss per common share because of their anti-dilutive effect:

	June 30,
	2016	2015
Convertible preferred stock, as converted	—	2,200,000
Stock options	5,071,884	4,096,969
Warrants	1,067,067	3,456,067
Total	6,138,951	9,753,036

8. Related Party Transactions

On October 13, 2011, the Company entered into a services agreement with Kissei to perform two separate studies relating to MN-221 in exchange for $2.5 million paid to the Company in October 2011. The Company is responsible for all costs to be incurred in the performance of these studies. The amount received from Kissei, net of the amount recorded as revenue through June 30, 2016, is included on the balance sheet at June 30, 2016 as long-term deferred revenue and will be recognized as revenue in future periods upon the Company’s performance of the remaining services.

9. Preferred Stock

On September 26, 2011, the Company issued and sold to Kissei 220,000 shares of Series B Convertible Preferred Stock. Each share of the Series B Preferred stock is convertible into shares of common stock at a conversion rate of 1:10 at the option of the holder. On June 15, 2016, Kissei elected to convert all 220,000 preferred shares into 2,200,000 shares of common stock.

10. Subsequent Events

Subsequent to June 30, 2016 and through the date of this report, the Company has received gross proceeds of $15,840 from the exercise of 3,300 stock options.

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

We have incurred significant net losses since our inception. As of June 30, 2016, we had an accumulated deficit of $326.0 million and expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

Zhejiang Sunmy is a variable interest entity for which we are not the primary beneficiary as we do not have a majority of the board seats and we do not have power to direct or significantly influence the actions of the entity. We therefore account for the activities of Zhejiang Sunmy under the equity method whereby we absorb any loss or income generated by Zhejiang Sunmy according to our percentage ownership. At June 30, 2016, we reflect a long-term asset on our consolidated balance sheet which represents our investment in Zhejiang Sunmy, net of our portion of any generated loss or income.

Depending on decisions we may make as to further clinical development, we may seek to raise additional capital. We may also pursue potential partnerships and potential acquirers of license rights to our programs in markets outside the United States.

Revenues and Cost of Revenues

In October 2011, we entered into an agreement with Kissei to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, we are responsible for all costs incurred and to be incurred in the performance of these services. Certain of the development services were completed in 2013 and 2012, and the remaining services are expected to be delivered and completed at a future date. We assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, which was research and development services. The $2.5 million was initially recorded as deferred revenue. During the three and six months ended June 30, 2016 and 2015, we recognized zero revenues associated with this agreement.

Research, Development and Patent Expenses

Our research, development and patent expenses consist primarily of  license fees related to our product candidates, salaries and related employee benefits, costs associated with the preclinical and clinical development of our product development programs, costs associated with non-clinical activities, such as regulatory expenses, and pre-commercialization manufacturing development activities. We use external service providers to manufacture our compounds to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. Research, development and patent expenses include fees paid to consultants, contract research organizations, contract manufacturers and other external service providers, including professional fees and costs associated with legal services, patents and patent applications for our intellectual property. Internal research and development expenses include costs of compensation and other expenses for research and development personnel, supplies, facility costs and depreciation. Research, development and patent costs are expensed as incurred.

The following table presents our total research, development, and patent expenses by category during the periods presented (in thousands):

	Three months ended
	June 30,
	2016	2015
External development expense:
MN-221	$2	$2
MN-166	196	201
MN-001	98	51
MN-029	1	10
Total external development expense	297	264
R&D personnel expense	575	345
R&D facility and depreciation expense	14	13
Patent expenses	60	130
Other R&D expense	17	45
Total research, development and patent expense	$963	$797

	Six months ended
	June 30,
	2016	2015
External development expense:
MN-221	$4	$4
MN-166	397	405
MN-001	184	85
MN-029	1	11
Total external development expense	586	505
R&D personnel expense	1,196	704
R&D facility and depreciation expense	28	27
Patent expenses	161	182
Other R&D expense	67	99
Total research, development and patent expense	$2,038	$1,517

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to research and development and patent expense, stock-based compensation,  goodwill and purchased intangibles, lease related activities, investments, and fixed assets. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The items in our financial statements requiring significant estimates and judgments are as follows:

Research, Development and Patent Expenses

Research, development and patent costs are expensed as incurred based on contractual factors such as estimates of work performed, milestones achieved, patient enrollment and experience with similar contracts. As actual costs become known, accruals are adjusted. To date, our accrued research, development and patent expenses have not differed significantly from the actual expenses incurred.

Stock-Based Compensation

We grant options to purchase our common stock to our employees and directors under our 2013 Stock Incentive Plan. Additionally, we have outstanding stock options that were granted under our Amended and Restated 2004 Stock Incentive Plan. Under our 2007 Employee Stock Purchase Plan, full-time employees are permitted to purchase common stock through payroll deductions at the lower of 85% of fair market value at the beginning of the offering period or the end of each six-month offering period. The benefits provided under all of these plans require stock-based compensation for an award of equity instruments, including stock options and employee stock purchase rights issued to employees, to be recognized as a cost in the consolidated financial statements. The cost of these awards is measured according to the grant date fair value of the stock award and is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. We occasionally issue employee performance-based stock options, the vesting of which is based on a determination made by our board of directors as to the achievement of certain corporate objectives. The grant date of such awards is the date on which our board of directors makes its determination. For periods preceding the grant date, the cost of these awards is measured according to their fair value at each reporting date. In the absence of an observable market price for the stock award, the grant date fair value of the award would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate.

Valuation of our stock option grants requires us to estimate certain variables, such as estimated volatility and expected life. If any of our estimations change, such changes could have a significant impact on the amount of stock-based compensation expense that we recognize.

Goodwill and Purchased Intangibles

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets of an acquired business. The allocation of purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets as a portion of the purchase price can only be allocated to goodwill in a business combination. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets that have finite useful lives require the use of estimates and the exercise of judgment. These judgments can significantly affect our net operating results. As of June 30, 2016, goodwill and in-process research and development, or IPR&D, was $9.6 million and $4.8 million, respectively.

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

Results of Operations

Comparison of the three months ended June 30, 2016 and 2015

Research, Development and Patent Expenses

Research, development and patent expenses were $1.0 million and $0.8 million for the three months ended June 30, 2016 and 2015, respectively.

General and Administrative

General and administrative expenses for the three months ended June 30, 2016 were $2.2million, an increase of $0.7 million when compared to $1.5 million for the three months ended June 30, 2015. This increase in general and administrative expenses was due primarily to higher stock compensation expense for performance-based stock options due in part to an increase in our stock price.

Comparison of the six months ended June 30, 2016 and 2015

Research, development and patent expenses were $2.0 million and $1.5 million for the six months ended June 30, 2016 and 2015, respectively. This $0.5 million increase was due primarily to higher stock compensation expense for performance-based stock options due in part to an increase in our stock price.

General and Administrative

General and administrative expenses were $4.6 million and $3.0 million for the six months ended June 30, 2016 and 2015, respectively. The increase of $1.6 million was due primarily to higher stock compensation expense for performance based stock options due in part to an increase in our stock price.

Liquidity and Capital Resources

Net cash used in operating activities during the six months ended June 30, 2016 was $3.9 million compared to $4.5 million during the same period in 2015.  Net cash primarily reflects the net loss for those periods, which was partially offset by non-cash stock-based compensation and changes in operating assets and liabilities.

Net cash provided by financing activities during the six months ended June 30, 2016 was $8.4 million primarily due to the exercise of 2,131,700 warrants and 159,285 stock options for gross proceeds of $7.6 million and $0.8 million respectively.

On May 22, 2015, we entered into an at-the-market issuance sales agreement with MLV & Co. LLC, or MLV, pursuant to which we may sell common stock through MLV from time to time up to an aggregate offering price of $30.0 million. Sales of our common stock through MLV, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NASDAQ, on any other existing trading market for the common stock or to or through a market maker. MLV may also sell the common stock in privately negotiated transactions, subject to our prior approval.  We agreed to pay MLV an aggregate commission rate of up to 4.0% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock will depend on the number of shares of common stock sold to MLV and the per share purchase price of each transaction. We are not obligated to make any sales of common stock under the sales agreement and may terminate the sales agreement at any time upon written notice. For the year ended December 31, 2015, we generated gross proceeds of $32,700 and incurred issuance costs of $121,500 under this agreement on sales of 7,800 shares of our common stock at prices ranging from $4.16 to $4.23 per share. No shares of common stock were sold in the three and six months ended June 30, 2016.

On August 24, 2015, we completed a firm-commitment underwritten public offering of 5,000,000 shares of common stock at a purchase price of $3.50 per share for gross proceeds of $17.5 million, and received net proceeds of approximately $16.0 million, net of underwriting discounts and commissions and offering expenses.

As of June 30, 2016, we had available cash and cash equivalents of $26.6 million and working capital of $25.9 million. As of the date of this report, we believe we have working capital sufficient to fund operations at least through December 31, 2018. However, we cannot provide assurance that these capital resources will be sufficient to conduct all of our research and development programs as planned.

Off-Balance Sheet Arrangements

At June 30, 2016, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

Cash and cash equivalents as of June 30, 2016 were $26.6 million and were primarily invested in money market interest bearing accounts and money market funds. A hypothetical 10% adverse change in the average interest rate on our cash and cash equivalents would have had no material effect on net loss for the three and six months ended June 30, 2016.

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

We are not involved in any material legal proceedings as of June 30, 2016. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECUTITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101

The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: July 26, 2016	By:	/s/ YUICHI IWAKI
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

101

The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements.