Form 10-K
period 2016-12-31
MEDICINOVA INC
filed 2017-02-14
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.           to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $244,267,000 based on the closing price of the registrant’s common stock on The NASDAQ Global Market of $7.55 per share on June 30, 2016. Shares of common stock held by each executive officer and director and each affiliated entity has been excluded from this calculation. This determination of affiliate status may not be conclusive for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 13, 2017 was 34,527,678.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

MEDICINOVA, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2016

The MediciNova logo is a registered trademark of MediciNova, Inc. All other product and company names are registered trademarks or trademarks of their respective companies.

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Item 1. Business

Overview

We are a biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of serious diseases with unmet medical needs and a commercial focus on the U.S. market. Our current strategy is to focus our development activities on MN-166 (ibudilast) for neurological disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS) and substance dependence and addiction (e.g., methamphetamine dependence, opioid dependence, and alcohol dependence), and MN-001 (tipelukast) for fibrotic diseases such as nonalcoholic steatohepatitis (NASH) and idiopathic pulmonary fibrosis (IPF). Our pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma and MN-029 (denibulin) for solid tumor cancers.

MN-166 (ibudilast) is currently in development for several different neurological diseases as described below.

•

Multiple Sclerosis: We completed a Phase 2 clinical trial of MN-166 (ibudilast) for the treatment of relapsing multiple sclerosis (MS) in 2008, in which positive safety and neuroprotective efficacy indicators were observed.

We have successfully partnered with investigators on an ongoing Phase 2b clinical trial of MN-166 (ibudilast) in primary progressive and secondary progressive MS which is conducted by NeuroNEXT and funded by the National Institute of Health’s (NIH) National Institute of Neurological Diseases and Stroke (NINDS). The progressive MS trial completed randomization of 255 subjects in 2015, which exceeded the goal of 250 subjects that were planned for participation. In December 2016, we announced that the external Data and Safety Monitoring Board (DSMB) reviewed the results of the interim efficacy analysis from the ongoing Phase 2b clinical trial of MN-166 (ibudilast) in progressive MS and made a recommendation to the NIH NINDS that the trial should continue as planned and this recommendation was accepted by NINDS.

In March 2016, we announced that the U.S. Food and Drug Administration (FDA) granted Fast Track designation for the development of MN-166 (ibudilast) for the treatment of patients with progressive MS.

•

Amyotrophic Lateral Sclerosis (ALS): We initiated a clinical trial of MN-166 (ibudilast) in amyotrophic lateral sclerosis (ALS) in the second half of 2014, and this trial is currently ongoing. The trial began enrolling ALS patients not using non-invasive ventilation (NIV) and the protocol was amended to also include advanced ALS patients using NIV.

In March 2016, we announced that we received a Notice of Allowance from the U.S. Patent and Trademark Office (PTO) for a new patent which covers MN-166 (ibudilast) for the treatment of amyotrophic lateral sclerosis (ALS).

In April 2016, we announced that interim efficacy data from a mid-study analysis of the ongoing clinical trial of MN-166 (ibudilast) in ALS was presented at the American Academy of Neurology (AAN) 68th Annual Meeting. In addition to the encouraging interim efficacy data, no cluster of adverse events was differentially present in MN-166 treatment and placebo treatment subjects in this ALS study.

In October 2016, we announced that the FDA granted Orphan-Drug designation to MN-166 (ibudilast) for the treatment of ALS, which will provide seven years of marketing exclusivity if it is approved for ALS. In December 2016, we announced that the European Commission granted Orphan Medicinal Product Designation for MN-166 (ibudilast) for the treatment of ALS. The FDA previously granted Fast Track designation to MN-166 (ibudilast) for the treatment of ALS.

In February 2016, we entered into an agreement to collaborate with Massachusetts General Hospital (MGH) to study the effects of MN-166 (ibudilast) on reducing brain microglial activation in ALS subjects which can be monitored by a biomarker. This clinical trial, which we refer to as the ALS / Biomarker study, will also evaluate several clinical outcomes and is currently enrolling patients.

•

Substance Dependence and Addiction: In the area of addiction, the National Institute on Drug Abuse (NIDA) has funded a Phase 2 clinical trial studying the use of MN-166 (ibudilast) for the treatment of methamphetamine addiction. In collaboration with UCLA, this clinical trial commenced in 2013 and is currently ongoing.

Investigators at Columbia University and the New York State Psychiatric Institute (NYSPI) previously completed a Phase 1b/2a clinical trial of MN-166 (ibudilast) in opioid withdrawal that was funded by NIDA. Investigators at Columbia University and the NYSPI also conducted a NIDA-funded, Phase 2a clinical trial to evaluate the efficacy of MN-166 (ibudilast) in the treatment of patients addicted to prescription opioids or heroin. In March 2016, we announced that positive findings from the results of this completed study in opioid dependence were presented at the Behavior, Biology and Chemistry: Translational Research in Addiction Meeting. Researchers at UCLA were granted approval and funding by the National Institute on Alcoholism and Alcohol Abuse (NIAAA) for a clinical trial to evaluate MN-166 (ibudilast) for the treatment of alcohol dependence. This clinical trial has been completed and results were presented at the American College of Neuropsychopharmacology (ACNP)’s 54th Annual Meeting in December 2015.

•

Type I – Early Infantile Krabbe disease: In January 2016, we announced that the FDA granted Rare Pediatric Disease Designation to MN-166 (ibudilast) for treatment of Type 1 - Early Infantile Krabbe disease.

MN-001 (tipelukast) is currently in development for fibrotic diseases including nonalcoholic steatohepatitis (NASH) and idiopathic pulmonary fibrosis (IPF), which are described below.

•

Nonalcoholic Steatohepatitis (NASH): We announced positive results of MN-001 (tipelukast) in two different NASH mouse models in 2014 and we opened the IND (Investigational New Drug) application for MN-001 (tipelukast) for the treatment of NASH with the FDA in 2015. The FDA subsequently granted Fast Track designation to MN-001 (tipelukast) for the treatment of patients with NASH with fibrosis.

In November 2015, we announced initiation of a clinical trial to investigate MN-001 (tipelukast) for the treatment of hypertriglyceridemia in NASH patients. This clinical trial began enrolling NASH patients with hypertriglyceridemia and the protocol was amended to also allow enrollment of NAFLD (nonalcoholic fatty liver disease) patients with hypertriglyceridemia.

In January 2016, we announced that we received a Notice of Allowance from the U.S. PTO for a new patent which covers MN-001 (tipelukast) and MN-002 (a major metabolite of MN-001) for the treatment of advanced NASH with fibrosis.

In March 2016, we announced that we received a Notice of Allowance from the U.S. PTO for a new patent which covers MN-001 (tipelukast) and MN-002 for the treatment of hypertriglyceridemia, hypercholesterolemia, and hyperlipoproteinemia.

•

Idiopathic Pulmonary Fibrosis (IPF): In 2014, we announced positive results of MN-001 (tipelukast) in a mouse model of pulmonary fibrosis. The FDA subsequently granted Orphan-Drug designation to MN-001 (tipelukast) for treatment of IPF which will provide seven years of marketing exclusivity if MN-001 (tipelukast) is approved for IPF. The FDA granted Fast Track designation to MN-001 (tipelukast) for the treatment of patients with IPF in September 2015.

In October 2015, we announced initiation of a Phase 2 clinical trial of MN-001 (tipelukast) to treat moderate to severe IPF at Penn State and this trial is currently enrolling patients.

In July 2016, we announced that we received a Notice of Allowance from the U.S. PTO for a new patent which covers MN-001 (tipelukast) and MN-002 for the treatment of fibrosis.

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

Our Strategy

Our goal is to build a sustainable biopharmaceutical business through the successful development of differentiated products for the treatment of serious diseases with unmet medical needs in high-value therapeutic areas. Key elements of our strategy are as follows:

•	Pursue the development of MN-166 (ibudilast) for multiple potential indications with the support of non-dilutive financings.

We intend to advance our diverse MN-166 (ibudilast) program through a combination of investigator-sponsored clinical trials, trials funded through government grants or other grants, and trials funded by us. In addition to providing drug supply and regulatory support, we are funding portions of the consortium-sponsored trials. For example, we have contributed financially to the Secondary and Primary Progressive Ibudilast NeuroNEXT Trial in Multiple Sclerosis (SPRINT-MS) Phase 2 clinical trial of MN-166 (ibudilast) for the treatment of progressive MS, which is primarily funded by the NIH. In addition, we are contributing financially to the ongoing clinical trial of MN-166 (ibudilast) for the treatment of ALS as well as the ongoing ALS / Biomarker study. We intend to pursue additional strategic alliances to help support further clinical development of MN-166 (ibudilast).

•	Pursue the development of MN-001 (tipelukast) for fibrotic diseases such as NASH and IPF.

We intend to advance development of MN-001 (tipelukast) through a variety of means, which may include investigator-sponsored trials with or without grant funding as well as trials funded by us.

•	Strategically partner with one or more leading pharmaceutical companies to complete late-stage product development and successfully commercialize our products.

We develop and maintain relationships with pharmaceutical companies that are therapeutic category leaders. Upon completion of proof-of-concept Phase 2 clinical trials, we intend to enter into strategic alliances with leading pharmaceutical companies who seek late-stage product candidates, such as MN-166, MN-001, MN-221 and MN-029, to support further clinical development and product commercialization.

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

Following are the details of our product development programs:

MN-166 (ibudilast)

MN-166 (ibudilast) is a novel, first-in-class, oral, anti-inflammatory and neuroprotective agent. Ibudilast inhibits macrophage migration inhibitory factor (MIF) and certain phosphodiesterases (PDEs). Ibudilast also attenuates activated glia cells, which play a major role in certain neurological conditions. While it has been in use for more than 20 years in Japan and Korea for the treatment of asthma and post-stroke dizziness, we are developing ibudilast for the treatment of primary progressive and secondary progressive MS, ALS, and substance dependence. We licensed MN-166 (ibudilast) from Kyorin Pharmaceuticals (Kyorin) in 2004. The FDA has granted Fast Track designations to MN-166 (ibudilast) for three separate indications: the treatment of progressive MS, the treatment of ALS, and the treatment of methamphetamine dependence. In addition, the FDA granted Orphan-Drug designation to MN-166 (ibudilast) for the treatment of ALS, which will provide seven years of marketing exclusivity if it is approved for ALS in the U.S. The European Commission also granted Orphan Medicinal Product Designation for MN-166 (ibudilast) for the treatment of ALS which offers potential benefits including 10 years of marketing exclusivity if it is approved for ALS in Europe.

We have filed patent applications for multiple uses of ibudilast for the treatment of neurological conditions. Some of the patent estate has received allowance in the U.S. and foreign countries. For example, we have been granted separate U.S. patents that cover the use of ibudilast for the treatment of progressive MS, for the treatment of ALS, and for the treatment of drug addiction or dependence.

Primary and Secondary Progressive Multiple Sclerosis: MS is a complex disease with predominantly unknown etiology and affects approximately 2.3 million people worldwide, according to the National Multiple Sclerosis Society, or NMSS. Also, according to NMSS, approximately 85 percent of people with MS are initially diagnosed with relapsing-remitting MS, or RRMS, and most people who are initially diagnosed with RRMS will eventually transition to secondary progressive MS, or SPMS. About 15 percent of people with MS are diagnosed with primary progressive MS, or PPMS. There are no approved therapies generally considered safe and efficacious in PPMS or SPMS in the absence of relapses. There is a significant medical need for a safe, effective, and conveniently administered therapy for patients with PPMS and SPMS. MN-166 (ibudilast) may meet these needs. Based on promising results from a Phase 2a trial in relapsing MS completed in 2008, investigators from NeuroNEXT, a NIH-funded Phase 2 clinical trial network, are evaluating ibudilast in PPMS and SPMS patients in the U.S. SPRINT-MS is a Phase 2, randomized, double-blind, placebo-controlled trial evaluating the safety and tolerability of ibudilast (up to 100 mg/day) in PPMS and SPMS patients. Recruitment and enrollment at 28 medical centers in the U.S. commenced in late 2013 and randomization of 255 subjects was completed in June 2015. In December 2016, we announced that the external Data and Safety Monitoring Board (DSMB) reviewed the results of the interim efficacy analysis from the ongoing Phase 2b clinical trial of MN-166 (ibudilast) in progressive MS and made a recommendation to the NIH NINDS that the trial should continue as planned and this recommendation was accepted by NINDS. Final results of this trial are expected in the second half of 2017.

Amyotrophic Lateral Sclerosis (ALS): ALS, also known as Lou Gehrig’s disease, is a progressive neurodegenerative disease that affects nerve cells in the brain and the spinal cord. The nerves lose the ability to trigger specific muscles, which causes the muscles to become weak. As a result, ALS affects voluntary movement and patients in the later stages of the disease may become totally paralyzed. Life expectancy of an ALS patient is usually 2-5 years. According to the ALS Association, there are approximately 20,000 ALS patients in the U.S. and approximately 6,000 people in the U.S. are diagnosed with ALS each year. Riluzole is the only pharmaceutical treatment approved for ALS in the U.S., but it has limited efficacy. We are working with Carolinas Neuromuscular/ALS-MDA Center at Carolinas HealthCare System Neurosciences Institute, which is conducting an ongoing clinical trial of ibudilast in ALS. The trial is a randomized, double-blind, placebo-controlled study which includes a six-month treatment period followed by a six-month open-label extension. The study will evaluate several efficacy endpoints in addition to monitoring the safety and tolerability of MN-166 (ibudilast) 60 mg/day versus placebo when administered in combination with riluzole in subjects with ALS. Subject enrollment began in October 2014. In September 2015, we announced that the first advanced ALS patient, using non-invasive ventilation (NIV), enrolled in the ongoing ALS study. We amended the protocol to expand its recruitment to include advanced ALS patients in the trial. In December 2015, we announced that the FDA granted Fast Track designation to MN-166 (ibudilast) for the treatment of patients with ALS. In March 2016, we announced that we received a Notice of Allowance from the U.S. Patent and Trademark Office (PTO) for a new patent which covers MN-166 (ibudilast) for the treatment of amyotrophic lateral sclerosis (ALS). In April 2016, we announced that interim efficacy data from a mid-study analysis of the ongoing clinical trial of MN-166 (ibudilast) in ALS was presented at the American Academy of Neurology (AAN) 68th Annual Meeting. In addition to the encouraging interim efficacy data, no cluster of adverse events was differentially present in MN-166 treatment and placebo treatment subjects in this ALS study. In October 2016, we announced that the FDA granted Orphan-Drug designation to MN-166 (ibudilast) for the treatment of ALS, which will provide seven years of marketing exclusivity if it is approved for ALS. In December 2016, we announced that the European Commission granted Orphan Medicinal Product Designation for MN-166 (ibudilast) for the treatment of ALS.

In February 2016, we entered into an agreement to collaborate with Massachusetts General Hospital (MGH) to study the effects of MN-166 (ibudilast) on reducing brain microglial activation in ALS subjects measured by a positron emission tomography (PET) biomarker. This clinical trial, which we refer to as the ALS / Biomarker study, will also evaluate safety and tolerability as well as several clinical outcomes including ALS functional rating scale (ALSFRS-R), slow vital capacity (SVC), and muscle strength measured by hand-held dynamometry (HHD). This trial is currently enrolling patients.

Methamphetamine addiction: Methamphetamine (MA) is a central nervous system stimulant drug that is similar in structure to amphetamine. It is a Schedule II drug, meaning that it has high abuse potential and low therapeutic potential. According to the Substance Abuse and Mental Health Services Administration’s (SAMHSA) 2015 National Survey on Drug Use and Health, there are approximately 872,000 people age 12 or older with methamphetamine use disorder (includes those with dependence or abuse) in the U.S. According to the Rand Corporation, the estimate of the economic burden in the U.S. of methamphetamine use, based on the most recent year for which data are available, is approximately $23.4 billion. Currently, there is no pharmaceutical treatment approved for methamphetamine dependence. Based on non-clinical results with ibudilast’s effects in an animal model of methamphetamine relapse, investigators at UCLA conducted a Phase 1b clinical trial funded by NIDA to examine the safety and preliminary efficacy of ibudilast in non-treatment-seeking, methamphetamine-dependent users in an inpatient trial that was completed in 2012. Subsequently, UCLA investigators received NIDA grant funding for an ongoing Phase 2 clinical trial that commenced in 2013 for evaluation of ibudilast in methamphetamine-dependent users in an outpatient trial setting.

We were granted Fast Track designation from the FDA for ibudilast for the treatment of MA dependence in 2013. Fast track designation is a process designed to facilitate the development and expedite the review of drugs that are intended to treat serious diseases and have the potential to fill an unmet medical need. An important feature of the FDA’s Fast Track program is that it emphasizes early and frequent communication between the FDA and the sponsor throughout the entire drug development and review process to improve the efficiency of product development. Accordingly, Fast Track status can potentially lead to a shortened timeline to ultimate drug approval.

Opioid withdrawal and dependency: According to the SAMHSA’s 2015 National Survey on Drug Use and Health, there are approximately 2.0 million people age 12 or older with pain reliever use disorder (includes those with dependence or abuse) and approximately 591,000 people age 12 or older with heroin use disorder (includes those with dependence or abuse) in the U.S. Access to prescription opioids has recently become more difficult due to more stringent policies on prescribing opioids. An unintended consequence of this policy is increased use of heroin. Heroin is attractive to prescription opioid addicts because it is cheaper and more accessible than prescription opioids. Heroin poses serious health issues, such as risk of HIV and Hepatitis C infection, overdose and death (Knopf, 2012). The economic costs of nonmedical use of prescription opioids in the U.S. in 2006 (Hansen et al., 2011) was estimated to total more than $50 billion annually, with lost productivity and crime accounting for 94% of the total economic burden. There is an urgent, significant unmet medical need for a safe, effective non-addictive, non-opioid therapy for the treatment of prescription opioid and heroin addiction. Investigators at Columbia University and NYSPI previously completed a NIDA-funded, double-blind, randomized, placebo-controlled in-unit Phase 1b/2a clinical trial to evaluate the ability of ibudilast to reduce opioid withdrawal symptoms in humans. Subsequently, investigators at Columbia University and NYSPI conducted a NIDA-funded Phase 2a clinical trial of ibudilast for the treatment of prescription opioid or heroin dependency. In March 2016, we announced that positive findings from the results of this completed study in opioid dependence were presented at the Behavior, Biology and Chemistry: Translational Research in Addiction Meeting.

Alcohol addiction: According to SAMHSA’s 2015 National Survey on Drug Use and Health, there are approximately 15.7 million people with alcohol use disorder (includes those with dependence or abuse) aged 12 and older in the U.S. The Centers for Disease Control and Prevention (CDC) reports that excessive alcohol use cost the U.S. $249 billion in 2010, the latest year for which complete data are available. Currently, medicines approved by the FDA to treat alcohol dependence include Antabuse®, Vivitrol®, Campral® and Revia®. However, the search for a safe and effective drug remains elusive due to limited success of these FDA-approved compounds (Witkiewitz et al., 2012). In a non-clinical trial (Bell et al., 2013), ibudilast was examined in rats and mice and was found to reduce alcohol drinking in alcohol-preferring P rats and high-alcohol drinking (HAD1) rats by 50%, and in mice made dependent on alcohol at doses which had no effect on non-dependent mice. Investigators at UCLA received funding from the NIAAA to initiate a Phase 2a study to evaluate ibudilast in a randomized, double-blind, placebo-controlled within-subject crossover design to determine the safety, tolerability and initial human laboratory efficacy of ibudilast in a sample of 24 non-treatment seeking individuals with either alcohol abuse or dependence. The study was initiated in early 2014 and completed enrollment of 24 subjects in June 2015. Results of the alcohol dependence study were presented at the American College of Neuropsychopharmacology (ACNP)’s 54th Annual Meeting in December 2015. MN-166 (ibudilast), but not placebo, significantly decreased basal, daily alcohol craving over the course of the study (p<0.05). MN-166 (ibudilast) did not affect cue- and stress-induced alcohol craving. However, MN-166 (ibudilast) increased positive mood during both the cue reactivity and stress procedures. MN-166 (ibudilast) was safe and well-tolerated during the study.

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

MN-221 is designed to treat acute exacerbations of asthma via intravenous (i.v.) infusion, bypassing constricted airways to deliver the drug to the lungs. Preclinical studies showed MN-221 to have a high affinity for the ß2-adrenergic receptor, found primarily in the lungs, and a much lower affinity for the ß1-adrenergic receptor found primarily in cardiac tissue. MN-221’s improved delivery to the lungs and its cardiac safety profile may help fill an unmet need for patients with acute exacerbations of asthma, helping them to breathe easier and avoid a costly hospital stay.

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

We completed a Phase 2b randomized, double-blind, placebo-controlled clinical trial (N=175) evaluating MN-221 in patients with acute exacerbations of asthma in the emergency department setting. MN-221 did not statistically meet the primary endpoint, improvement in FEV1 (Forced Expiratory Volume in One Second) compared to placebo. However, MN-221 showed a significant benefit over placebo for FEV1 (liters) Area Under the Curve (AUCHr 0-1,0-2,0-3) of change from baseline (p=0.043, p=0.050, p=0.066 respectively). The trial also demonstrated a reduction in hospital admissions and return ER visits with MN-221 added to standard drug treatments. Moreover, there was a significant improvement in clinical symptoms with MN-221-treated patients, and the safety profile of MN-221 continues to be positive as no safety/tolerability issues of clinical significance were observed.

In October 2012, we met with the FDA to review future development of this product candidate. The FDA identified the risk/benefit profile of MN-221 as a focal point for further development and advised that a clinical outcome, such as a reduction in hospitalizations, would need to be a pivotal trial primary endpoint. We have decided that future MN-221 development will be designed based on the feedback received from the FDA and that any future MN-221 clinical trial development for asthma will be partner-dependent from a funding perspective.

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

Nonalcoholic Steatohepatitis (NASH): Nonalcoholic steatohepatitis (NASH) is a condition in which there is fat in the liver along with inflammation and damage to liver cells. NASH is a common liver disease that resembles alcoholic liver disease but occurs in people who drink little or no alcohol. According to the U.S. National Institute of Diabetes and Digestive and Kidney Diseases (NIDDK), NASH prevalence in the U.S. is 2-5%, and an additional 10-20% of Americans have "fatty liver." The underlying cause of NASH is unclear, but it most often occurs in persons who are middle-aged and overweight or obese. Many patients with NASH have elevated serum lipids, diabetes or pre-diabetes. Progression of NASH can lead to liver cirrhosis. Liver transplantation is the only treatment for advanced cirrhosis with liver failure. At this time, there is no treatment for NASH. We completed a pre-clinical study evaluating MN-001 (tipelukast)’s potential clinical efficacy for the treatment of NASH. MN-001 (tipelukast) administered orally once daily (10, 30, and 100 mg/kg for three weeks) was evaluated in the STAM™ (NASH-HCC) mouse model of NASH, as measured by liver biochemistry and histopathology, NAFLD activity score (NAS), and percent of fibrosis and gene expression. MN-001 (tipelukast), in a dose-dependent manner, significantly reduced fibrosis area compared with placebo (p<0.01) as demonstrated by a reduction in liver hydroxyproline content, supporting MN-001 (tipelukast)’s anti-fibrotic properties. MN-001 (tipelukast) significantly improved NAS (p<0.01). MN-001 (tipelukast), in this animal model, improved NASH pathology by inhibiting hepatocyte damage (p<0.01) and ballooning (p<0.01). At the same time, MN-001 (tipelukast) was also shown to reduce certain gene expression levels in the liver, thus implying that MN-001 (tipelukast) prevents the formation of fibrosis in the

NASH model. We completed a second preclinical study that examined the potential clinical efficacy of MN-001 (tipelukast) for the treatment of advanced NASH. This study used mice in more advanced stages of NASH as compared to the first study of MN-001 (tipelukast) in a NASH mouse model. MN-001 (tipelukast) showed anti-NASH and anti-fibrotic effects in the advanced NASH mouse model. NAFLD activity score was significantly reduced in the MN-001 (tipelukast) treated group compared to the non-treated group (p<0.001). The reduction was observed consistently in all NAS components including hepatocyte ballooning score (p<0.001), lobular inflammation score (p<0.01), and steatosis score (p<0.05). Percent fibrosis area was also reduced in the MN-001 (tipelukast) treated group (p<0.01). In addition, alpha-SMA-positive staining area was significantly reduced in the MN-001 treated group (p<0.001). Collectively, these results provide compelling evidence that MN-001 (tipelukast) warrants further evaluation for the treatment of NASH in humans. We have an open IND and the FDA has approved two different Phase 2 clinical trial protocols for MN-001 (tipelukast) for the treatment of NASH in the U.S. A Phase 2 clinical trial is currently ongoing to investigate MN-001 (tipelukast) for the treatment of hypertriglyceridemia in NASH patients and NAFLD patients. The FDA has granted Fast Track designation to MN-001 (tipelukast) for the treatment of patients with NASH with fibrosis.

Idiopathic Pulmonary Fibrosis (IPF): Pulmonary fibrosis (PF) is a progressive disease characterized by scarring of the lungs that thickens the lining, causing an irreversible loss of the tissue's ability to transport oxygen. The causes of PF vary and can be due to anti-cancer drug therapy or exposure to chemicals. Idiopathic pulmonary fibrosis (IPF) is one type of PF without a clear cause. According to the Pulmonary Fibrosis Foundation, IPF affects between 132,000 – 200,000 people in the U.S., and an estimated 50,000 new cases are diagnosed annually. The prognosis for IPF is poor with a median survival of only two to three years following diagnosis and more than two-thirds of IPF patients die within five years. We completed a pre-clinical study evaluating MN-001 (tipelukast)’s potential clinical efficacy for the treatment of pulmonary fibrosis. MN-001 (tipelukast), which was administered orally once daily (30, 100 and 300 mg/kg) for 2 weeks, was evaluated in a mouse model of bleomycin-induced pulmonary fibrosis (PF) as measured by CT evaluation of lung density, degree of pulmonary fibrosis using the Ashcroft score based on histopathological staining, and hydroxyproline content, which is an indicator of fibrosis or storage of collagen in tissue. MN-001 (tipelukast) significantly decreased the Ashcroft score compared to Vehicle group (p<0.05) after 2 weeks of treatment and MN-001 (tipelukast) reduced lung density when compared to the Vehicle-treated group. Moreover, lung hydroxyproline content was significantly reduced compared to the Vehicle group (p<0.01). These results show that treatment with MN-001 (tipelukast) has significant anti-fibrogenic effects in bleomycin-induced pulmonary fibrosis in mice. We have an open IND and the FDA approved a Phase 2 clinical trial protocol for MN-001 (tipelukast) for the treatment of moderate to severe IPF in the U.S. A Phase 2 clinical trial of MN-001 (tipelukast) to treat moderate to severe IPF is currently ongoing at Penn State. The FDA has granted Orphan-Drug designation to MN-001 (tipelukast) for treatment of IPF. Orphan-Drug designation will provide us with seven years of marketing exclusivity for MN-001 (tipelukast) for the treatment of IPF if it is approved for this indication. The FDA has also granted Fast Track designation to MN-001 (tipelukast) for the treatment of patients with IPF.

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

The first Phase 1 trial determined the safety, tolerability, and maximum tolerated dose (MTD) level of single doses of MN-029 given every three weeks in 34 subjects with refractory cancer. The MTD was determined to be 180 mg/m2 and appeared to be safe as a single i.v. dose administered every three weeks for as many as 25 cycles. There were no clinically significant changes in routine laboratory assessments, vital signs, or ECG monitoring. The most commonly reported adverse events (AEs) were similar to other chemotherapies—vomiting, nausea, diarrhea, and fatigue. There were a total of nine serious adverse events (SAEs) and study discontinuations due to AEs. In a preliminary evaluation of anti-tumor activity, no patient had a complete response or partial response; however stable disease was seen in 12 patients. MN-029 had a desired vascular effect in seven of 11 patients that were administered drug at dose levels of ≥120 mg/m2. Nine patients continued into extended cycles of treatment.

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

Amyotrophic Lateral Sclerosis (ALS) ALS / Biomarker

A Single-Center, Randomized, Double-Blind, Placebo-Controlled, Six Month Clinical Trial Followed by an Open-Label Extension to Evaluate the Safety, Tolerability, and Clinical Endpoint Responsiveness of Ibudilast (MN-166) in Subjects with Amyotrophic Lateral Sclerosis (ALS)

A Biomarker Study to Evaluate MN-166 (Ibudilast) in Subjects With Amyotrophic Literal Sclerosis (ALS)

		Benjamin R. Brooks, M.D. Carolinas HealthCare System Neurosciences Institute MediciNova, Inc. Nazem Atassi, M.D., MMSc Massachusetts General Hospital MediciNova, Inc.	Ongoing Ongoing

Substance Dependence / Addiction:

Methamphetamine Dependence	Randomized Trial of Ibudilast for Methamphetamine Dependence	Keith Heinzerling, M.D., MPH UCLA National Institute on Drug Abuse	Ongoing

Opioid Dependence	Effects of Ibudilast (MN-166), a Glial Activation Inhibitor, on Oxycodone Self-Administration in Opioid Abusers	Sandra D. Comer, Ph.D. Columbia University/NYSPI National Institute on Drug Abuse MediciNova, Inc.	Completed

Alcohol Dependence	Development of Ibudilast (MN-166) as a Novel Treatment for Alcoholism	Lara Ray, Ph.D. UCLA National Institute on Alcohol Abuse and Alcoholism	Completed

Sales and Marketing

We currently have no marketing and sales capabilities and we expect to rely on strategic partners to commercialize our products.

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

Pursuant to the terms of our license agreement with Kissei for MN-221, Kissei has the exclusive right to manufacture the commercial supply of the API for MN-221. If we enter into a supply agreement with Kissei, we will purchase from Kissei all API that we require for the commercial supply of MN-221, if this product candidate is approved for commercial sale by the FDA or other regulatory authorities.

Intellectual Property and License Agreements

Since our inception in September 2000, we have entered into license agreements with pharmaceutical companies which cover our current product candidates. We have also entered into license agreements with universities which cover additional intellectual property related to our product candidates. In general, we seek to procure patent protection for our anticipated products, or obtain such protection from the relevant patents owned by our licensors. We hold licensed rights under two issued U.S. patents. We also hold licensed rights to 52 issued foreign patents corresponding to these U.S. patents. In addition to these licensed rights, we hold 24 issued U.S. patents and have filed 6 additional U.S. patent applications. We also hold 35 issued foreign patents and 48 pending foreign patent applications corresponding to these U.S. patents and patent applications. We are not aware of any third-party infringement of the patents owned or licensed by us and are not party to any material claims by third parties of infringement by us of such third parties’ intellectual property rights. The following is a description of our existing license agreements and intellectual property rights for each of our product candidates.

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

We own, co-own or hold licenses to seven issued U.S. patents and four pending U.S. patent applications as well as 21 issued foreign patents and four pending foreign patent applications covering MN-166 (ibudilast) and its analogs. These patents and patent applications are primarily related to our development portfolio and are currently directed to methods of treating various indications using ibudilast and its analogs.

We have been granted a U.S. patent which covers the use of MN-166 (ibudilast) for the treatment of progressive forms of MS. This patent will expire no earlier than November 2029, not including a potential extension under patent term restoration rules, and covers a method of treating PPMS or SPMS by administering ibudilast. Counterparts of this patent application have been granted in certain foreign jurisdictions. We have been granted a U.S. patent which covers the use of MN-166 (ibudilast) for the treatment of amyotrophic lateral sclerosis (ALS) and it expires no earlier than January 2029. We have been granted a patent which covers the use of MN-166 (ibudilast) for the treatment of neuropathic pain in the U.S. and it expires no earlier than December 2025. We have been granted a patent which covers the use of MN-166 (ibudilast) for the treatment of drug addiction or drug dependence or withdrawal syndrome in the U.S. and it expires no earlier than January 2030. Counterparts of this patent application have been granted in certain foreign jurisdictions.

MN-221 (bedoradrine)

On February 25, 2004, we entered into an exclusive license agreement with Kissei for the development and commercialization of MN-221. Kissei is a fully integrated Japanese pharmaceutical company and is listed on the Tokyo Stock Exchange. We obtained an exclusive, worldwide (excluding Japan), sub-licensable license to various patent rights and know-how related to MN-221 and other compounds disclosed or included in, or covered by, these patent rights, for all indications. This license includes an exclusive license under one U.S. patent and certain corresponding patents in foreign countries and is sub-licensable upon receipt of the written consent of Kissei. The U.S. patent for MN-221 has composition of matter and method of use claims. The U.S. composition of matter patent underlying the license issued on October 17, 2000 and is set to expire on February 18, 2017. Corresponding composition of matter patents in various other countries are set to expire on February 18, 2017.

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

Under the license agreement, we have paid Kissei $1.0 million to date, and we are obligated to make payments of up to $17.0 million based on the achievement of certain clinical and regulatory milestones. We are also obligated to pay a royalty on net sales of the licensed products. Under the terms of a letter agreement we entered into with Kissei in September 2011, we agreed to renegotiate in good faith with Kissei the existing levels of the milestone payment amounts and royalty rates.

MN-001 (tipelukast)

On March 14, 2002, we entered into an exclusive license agreement with Kyorin for the development and commercialization of MN-001 (tipelukast). We obtained an exclusive, worldwide (excluding Japan, China, South Korea and Taiwan) sub-licensable license to the patent rights and know-how related to MN-001 (tipelukast) and its active metabolite, MN-002, disclosed and included in, or covered by, these patents, in all indications, except for ophthalmic solution formulations. This license includes an exclusive, sub-licensable license under two U.S. patents and certain corresponding patents in foreign countries. The U.S. composition of matter patent for MN-001 (tipelukast) underlying the license expired on February 23, 2009, and the U.S. composition of matter patent for MN-002 underlying the license expired on December 30, 2011. Foreign composition of matter patents for MN-001 (tipelukast) and MN-002 have also expired. We have been granted 14 U.S. patents covering certain compositions, uses and manufacturing processes associated with MN-001 (tipelukast) and MN-002. Uses covered by these patents include nonalcoholic steatohepatitis (NASH), advanced NASH with fibrosis, nonalcoholic fatty liver disease (NAFLD), steatosis, hypertriglyceridemia, hypercholesterolemia, hyperlipoproteinemia, fibrosis, ulcerative colitis, interstitial cystitis, and irritable bowel syndrome. Patent applications corresponding to these U.S. patents have been filed in certain foreign countries and some of the foreign patents have issued.

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

Under the license agreement, we have paid Kyorin $4.0 million to date, and we are obligated to make payments of up to $5.0 million based on the achievement of clinical and regulatory milestones. We are also obligated to pay a royalty on net sales of the licensed products.

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

Under the license agreement, we have paid Angiogene $1.4 million to date and are obligated to make payments of up to $16.5 million based on the achievement of clinical and regulatory milestones. We are also obligated to pay a royalty on net sales of the licensed products.

General

Our proposed commercial activities may conflict with patents which have been or may be granted to competitors, universities and/or others. Third parties could bring legal action against us, our licensors or our sub-licensees claiming patent infringement and could seek damages or enjoin manufacturing and marketing of the affected product or its use or the use of a process for the manufacturing of such products. If any such actions were to be successful, in addition to any potential liability for indemnification, damages and attorneys’ fees in certain cases, we could be required to obtain a license, which may not be available on commercially reasonable terms or at all, in order to continue to manufacture, use or market the affected product. We also rely upon unpatented proprietary technology because, in some cases, our interests would be better served by reliance on trade secrets or confidentiality agreements than by patents. However, others may independently develop substantially equivalent proprietary information and techniques or gain access to or disclose such proprietary technology. We may not be able to meaningfully protect our rights in such unpatented proprietary technology. We may also conduct research on other pharmaceutical compounds or technologies, the rights to which may be held by, or be subject to patent rights of, third parties. Accordingly, if products based on such research are commercialized, such commercial activities may infringe patents or other rights, which may require us to obtain a license to such patents or other rights. We are not aware of any third-party infringements of patents we hold or have licensed and have not received any material claims by third parties of infringement by us of such parties’ intellectual property rights.

There can be no assurance that patent applications filed by us or others, in which we have an interest as assignee, licensee or prospective licensee, will result in patents being issued or that, if issued, any of such patents will afford protection against competitors with similar technology or products or could not be circumvented or challenged. For example, we have U.S. patents covering the method of using MN-166 (ibudilast) to treat MS and progressive MS, the method of using MN-166 (ibudilast) to treat ALS, the method of using MN-166 (ibudilast) to treat addiction and the method of using MN-166 (ibudilast) to treat neuropathic pain, but we do not have any composition of matter patent claims for MN-166 (ibudilast) because that patent has expired. As a result, unrelated third parties may develop products with the same API as MN-166 (ibudilast) so long as such parties do not infringe our method of use patents, other patents we have exclusive rights to through our licensor or any patents we may obtain for MN-166 (ibudilast).

In addition, if we develop certain products that are not covered by any patents, we will be dependent on obtaining market exclusivity under the new chemical entity exclusivity provisions of Hatch-Waxman Act for such products in the U.S. and/or data exclusivity provisions in Europe. If we are unable to obtain strong proprietary protection for our products after obtaining regulatory approval, competitors may be able to market competing generic products by taking advantage of an abbreviated procedure for obtaining regulatory clearance, including the ability to demonstrate bioequivalency to our product(s) without being required to conduct lengthy clinical trials. Certain of our license agreements provide for reduced or foregone royalties in the event of generic competition.

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

MN-166 (ibudilast) for Progressive Multiple Sclerosis (Progressive MS)

Our MN-166 (ibudilast) product candidate is in development for the treatment of progressive MS. Only one drug, mitoxantrone, is approved for treating progressive MS. However, mitoxantrone cannot be used on a long-term basis because of the potential for cardiac toxicity. Other programs in clinical development for progressive MS include Roche’s Ocrevus (ocrelizumab), Novartis’s BAF312 (siponimod), Teva’s Nerventra (laquinimod), and AB Science’s masitinib.

MN-166 (ibudilast) for Amyotrophic Lateral Sclerosis (ALS)

Our MN-166 (ibudilast) product candidate is also in development for the treatment of ALS. Only one drug, riluzole, is approved for treating ALS, and it has limited efficacy. We are aware of additional compounds in clinical development for the treatment of ALS at other companies including Cytokinetics, BrainStorm Cell Therapeutics Inc., AB Science, Mallinckrodt, Biogen, Neuraltus Pharmaceuticals, and Amylyx Pharmaceuticals.

MN-166 (ibudilast) for Drug Addiction

Our MN-166 (ibudilast) product candidate is also in development for treatment of opioid withdrawal and dependence, methamphetamine addiction, and alcohol dependence. Current treatments for opioid withdrawal symptoms include narcotics such as generic methadone and Indivior, Inc.’s Suboxone® Film (buprenorphine + the opioid antagonist naloxone). Other products approved for opioid dependence include Alkermes’ Vivitrol® (naltrexone monthly injection), Orexo’s Zubsolv® (buprenorphine and naloxone), BioDelivery Sciences’s Bunavail® (buprenorphine and naloxone), and Braeburn Pharmaceuticals Inc.’s Probuphine (buprenorphine) implant. Indivior and Braeburn Pharmaceuticals are developing injectable buprenorphine products for the treatment of opioid dependence. Limited non-narcotic drug candidates for opioid withdrawal symptoms exist. Britannia Pharmaceuticals Limited’s BritLofex® (Lofexidine), licensed for development in U.S. clinical trials to US WorldMeds LLC, is an a2 adrenergic receptor agonist like clonidine which may have somewhat less orthostatic hypotension limitations. There are no pharmaceuticals currently approved for the treatment of methamphetamine addiction. Current treatments for alcohol dependence include Antabuse® (disulfiram), Vivitrol® (naltrexone), generic acamprosate, and Revia® (naltrexone). We are aware of additional compounds in development for the treatment of alcohol dependence at other companies including Indivior.

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

MN-001 (tipelukast) for Nonalcoholic Steatohepatitis (NASH)

Our MN-001 (tipelukast) product candidate is being developed for the treatment of NASH. There are currently no therapeutic products approved for the treatment of NASH. We are aware of compounds in clinical development for the treatment of NASH at other companies including Intercept Pharmaceuticals, Genfit, Galectin Therapeutics, Gilead Sciences, Allergan (which acquired Tobira Therapeutics), Galmed Pharmaceuticals, Bristol-Myers Squibb, Shire and Conatus Pharmaceuticals.

MN-001 (tipelukast) for Idiopathic Pulmonary Fibrosis (IPF)

Our MN-001 (tipelukast) product candidate is also being developed for the treatment of IPF. Products approved in the U.S. for treatment of IPF include Roche’s (formerly InterMune) Esbriet® (pirfenidone) and Boehringer Ingelheim’s OFEV® (nintedanib). Other companies working on clinical development programs for treatment of IPF include Roche, Sanofi, Biogen and FibroGen.

MN-029 (denibulin) for Solid Tumor Cancer

Our MN-029 product candidate is being developed for the treatment of solid tumor cancers. Genentech’s Kadcyla®, a HER2-targeted antibody and microtubule inhibitor conjugate, is approved for treatment of patients with HER2-positive metastatic breast cancer who previously were treated with trastuzumab and/or a taxane. Bayer’s Stivarga®, a kinase inhibitor approved for metastatic colorectal cancer, was also approved for patients with advanced, unresectable (not subject to surgical removal) or metastatic gastrointestinal stromal tumor. Other drugs approved for solid tumor cancers include Genentech’s Avastin and Xeloda, Amgen’s Xgeva, Pfizer’s Sutent, and Novartis’s Afinitor. We are aware of additional compounds in development for the treatment of solid tumor cancers at companies including Eli Lilly & Company, Roche, Novartis, Pfizer, Amgen and Celgene.

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

Clinical Trials. Human clinical trials are typically conducted in three sequential phases that may overlap:

•

Phase 1: The drug candidate is initially introduced into a small number of healthy human subjects or patients and tested for safety, dosage tolerance, absorption, distribution, excretion and metabolism. If the investigational product is considered inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in the target population.

•

Phase 2: The drug candidate is introduced into a limited patient population to assess the efficacy of the drug in specific, targeted indications, assess dosage tolerance and optimal dosage, and to identify possible adverse effects and safety risks.

•

Phase 3: The drug candidate is introduced into an expanded patient population at geographically dispersed clinical trial sites to further evaluate clinical efficacy and safety. The purpose of the Phase 3 trial is to conduct a risk/benefit analysis of the potential drug and provide an adequate basis for product labeling. It is common to have two adequate and well-controlled Phase 3 trials for the FDA to approve an NDA.

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

We have incurred significant net losses since our inception. For the year ended December 31, 2016, we had a net loss of $10.9 million. At December 31, 2016, from inception, our accumulated deficit was $330.3 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development candidates, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own. As of December 31, 2016, we had available cash and cash equivalents of $24.1 million and working capital of $23.1 million. There can be no assurances that there will be adequate financing available to us in the future on acceptable terms, or at all. If we are unable to obtain additional financing, we may have to out-license or sell one or more of our programs or cease operations.

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

We expect our research and development expenses to increase in 2017 relative to 2016 as we continue our focus on the development of MN-001 (tipelukast) and MN-166 (ibudilast) in 2017. Our estimate of cash requirements for future operating expenses assumes that we do not incur significant additional new clinical development expenditures unless we raise additional capital and/or enter into one or more strategic alliances. We do expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing drug products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Medfron Technologies Co., Ltd. (formerly Beijing Make-Friend Medicine Technology Co., Ltd.) effective September 27, 2011. The joint venture agreement provides for the joint venture company, Zhejiang Sunmy Bio-Medical Co., Ltd. (“Zhejiang Sunmy”), to develop and commercialize MN-221 in China and search for additional compounds to develop. A sublicense would be required under which Zhejiang Sunmy would license MN-221 from us. In accordance with the joint venture agreement, in March 2012 we paid $680,000 for our 30% interest in Zhejiang Sunmy. The other parties to the joint venture agreement provided funding for their combined 70% interest. In December 2013, the Board of Directors of Zhejiang Sunmy agreed to amend the joint venture agreement to allow for the departure of Zhejiang Medicine Co., Ltd. subject to the approval of the government of the People’s Republic of China. In August 2014, the Chinese government approved the amendment to the joint venture agreement to allow for the departure of Zhejiang Medicine Co., Ltd. As of December 31, 2016, Beijing Medfron Medical Technologies Co., Ltd. and MediciNova each have a 50% interest in Zhejiang Sunmy. No additional capital was contributed by either remaining party. We have not entered into the sublicense of MN-221 with Zhejiang Sunmy as of the date of this report. There is no assurance the sublicense will be executed and there is no assurance that Zhejiang Sunmy will be able to proceed with the development of MN-221 in China.

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

In addition, if any product candidates we may develop receives marketing approval and we or others later identify undesirable side effects caused by the product, a number of significant negative consequences could result, including:

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

•	lower than anticipated enrollment or retention rates of patients in clinical trials;
•	new information suggesting unacceptable risk to subjects or unforeseen safety issues or any determination that a clinical trial presents unacceptable health risks;
•	insufficient supply or deficient quality of product candidates or other materials necessary for the conduct of our clinical trials;
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

If any of our license agreements is terminated, we would have no further rights to develop and commercialize the product candidate that is the subject of the license. The termination of any of our license agreements could materially and adversely affect our business.

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

We have no manufacturing facilities, and we do not intend to develop facilities for the manufacture of our product candidates for clinical trials or commercial purposes in the foreseeable future. We contract with third-party manufacturers to produce, in collaboration with us, sufficient quantities of our product candidates for clinical trials, and we plan to contract with third-party manufacturers to produce sufficient quantities of any product candidates that may be approved by the FDA or other regulatory authorities for commercial sale. While we believe that there are competitive sources available to manufacture our product candidates, we may not be able to enter into arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty.

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

The Sarbanes-Oxley Act requires that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Our listing obligations under the JASDAQ Market of the Tokyo Stock Exchange, or TSE, also require that we comply either with Section 404 of the Sarbanes-Oxley Act or equivalent regulations in Japan and we elected to comply with Section 404. As a result, we are required to perform an evaluation of our internal control over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404. We are subject to attestation by our independent registered public accounting firm regarding our internal controls over financial reporting as of December 31, 2016 under Japanese securities laws. Our efforts to comply with Section 404 and related regulations have required, and continue to require, the commitment of significant financial and managerial resources. We cannot be certain that a material weakness will not be identified when we test the effectiveness of our controls in the future. If a material weakness is identified, we could be subject to sanctions or investigations by NASDAQ, the SEC, the TSE or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

Additionally, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with such compliance programs and rules and all other evolving standards. These investments may result in increased general and administrative costs and a diversion of our management’s time and attention from strategic revenue generating and cost management activities.

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

As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. From time to time, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Risks Related to the Securities Markets and Investment in Our Common Stock

Our stock price may be volatile, and you may not be able to resell our shares at a profit or at all.

Despite the listing of our common stock on The NASDAQ Global Market and the JASDAQ Market of the Tokyo Stock Exchange in Japan, trading volume in our securities has been light and an active trading market may not develop for our common stock. In 2016, our average trading volume was approximately 153,100 shares per day on The NASDAQ Global Market and approximately 306,300 shares per day on the JASDAQ Market.

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like us in particular, have historically been highly volatile and may continue to be highly volatile in the future. For example, since the date of our initial public offering in Japan on February 8, 2005 through December 31, 2016, our common stock has traded as high as approximately $42.00 and as low as approximately $1.30. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

The sale of additional common stock under our existing at-the-market issuance sales agreement may cause substantial dilution to our existing stockholders and/or the price of our common stock to decline.

On May 22, 2015, we entered into an at-the-market issuance sales agreement, or the ATM Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may sell common stock through MLV from time to time up to an aggregate offering price of $30.0 million. On September 16, 2016, we entered into an amendment to the ATM Agreement to also include FBR Capital Markets & Co as a sales agent thereunder. From time to time, we may sell additional shares of our common stock under the ATM Agreement. Depending upon market liquidity at the time, sales of shares of our common stock under the ATM Agreement may cause the trading price of our common stock to decline and may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock under the ATM Agreement, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

The following table sets forth the high and low sale prices per share of our common stock as reported on The NASDAQ Global Market.

	Common Stock Price
	High	Low
Fiscal year ended December 31, 2015
First quarter	$4.25	$3.03
Second quarter	$5.90	$3.33
Third quarter	$5.35	$2.62
Fourth quarter	$3.65	$2.62

Fiscal year ended December 31, 2016
First quarter	$8.34	$3.50
Second quarter	$10.16	$5.66
Third quarter	$8.00	$5.65
Fourth quarter	$7.78	$6.00

Holders of Common Stock

As of December 31, 2016, there were approximately 13,041 holders of record of our common stock.

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

Performance Measurement Comparison

The following graph illustrates the total stockholder return of an investment of $100 in cash made on December 31, 2011 in each of our common stock and two indices: the Nasdaq Composite Index and the Nasdaq Biotechnology Index.

The performance graph assumes an initial investment of $100 on December 31, 2011 and that all dividends were reinvested. No dividends have been declared nor paid on our common stock. The comparisons in the graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

This performance graph is furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act except to the extent we specifically incorporate it by reference into such filing.

Comparison of Cumulative Total Return on Investment

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
MediciNova, Inc. - MNOV	$ 100.00	$ 96.47	$ 125.88	$ 178.82	$ 208.82	$ 354.71
Nasdaq Composite Index - IXIC	$ 100.00	$ 115.91	$ 160.32	$ 181.80	$ 192.21	$ 206.63
Nasdaq Biotechnology Index - NBI	$ 100.00	$ 131.91	$ 218.45	$ 292.93	$ 326.39	$ 255.62

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

	Years ended December 31,
	2016	2015	2014	2013	2012
Statements of Operations Data:
Revenues	$—	$—	$—	$6,003	$803
Operating expenses:
Research, development and patent	3,519	3,017	3,260	3,366	5,013
General and administrative	7,363	5,805	5,963	6,658	6,735
Total operating expenses	10,882	8,822	9,223	10,024	11,748
Operating loss	(10,882)	(8,822)	(9,223)	(4,021)	(10,945)
Other expense	(47)	(54)	(12)	(25)	(30)
Interest expense	—	(1)	(1)	—	—
Other income	67	39	37	21	25
Loss before income taxes	(10,862)	(8,838)	(9,199)	(4,025)	(10,950)
Income taxes	(4)	(7)	4	(4)	(11)
Net loss	$(10,866)	$(8,845)	$(9,195)	$(4,029)	$(10,961)
Net loss applicable to common stockholders	$(10,866)	$(8,845)	$(9,195)	$(4,029)	$(10,961)
Basic and diluted net loss per share	$(0.33)	$(0.33)	$(0.38)	$(0.19)	$(0.66)
Shares used to compute basic and diluted net loss per share	32,986,740	26,578,770	24,067,781	20,697,440	16,522,929

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$24,118	$22,077	$11,669	$6,700	$4,011
Working capital	23,074	21,236	10,539	13,922	3,384
Total assets	39,813	37,906	27,273	29,546	19,568
Accumulated deficit	(330,293)	(319,427)	(310,582)	(301,387)	(297,320)
Total stockholders’ equity	34,532	32,753	22,011	25,426	14,880

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

We have incurred significant net losses since our inception. For the year ended December 31, 2016, we had a net loss of $10.9 million. At December 31, 2016, from inception, our accumulated deficit was $330.3 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

Our current strategy is to focus our development activities on MN-166 (ibudilast) for neurological disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS) and substance dependence and addiction (e.g., methamphetamine dependence, opioid dependence, and alcohol dependence), and MN-001 (tipelukast) for nonalcoholic steatohepatitis (NASH), idiopathic pulmonary fibrosis (IPF) and other fibrotic diseases. Our pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma and MN-029 (denibulin) for solid tumor cancers.

We entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Medfron Medical Technologies Co. Ltd., (formerly Beijing Make-Friend Medicine Technology Co., Ltd.) effective September 27, 2011. The joint venture agreement provides for the joint venture company, Zhejiang Sunmy Bio-Medical Co., Ltd. (Zhejiang Sunmy), to develop and commercialize MN-221 in China and search for additional compounds to develop. A sublicense would be required under which Zhejiang Sunmy would license MN-221 from us. In accordance with Zhejiang Sunmy, in March 2012 we paid $680,000 for our 30% interest in Zhejiang Sunmy. The other parties to the joint venture agreement provided funding for their combined 70% interest. In December 2013, the Board of Directors of the Zhejiang Sunmy agreed to amend the joint venture agreement to allow for the departure of Zhejiang Medicine Co., Ltd. subject to the approval of the government of the People’s Republic of China. In August 2014, the Chinese government approved the amendment to the joint venture agreement to allow for the departure of Zhejiang Medicine Co., Ltd. As of December 31, 2016, Beijing Medfron Medical Technologies Co., Ltd. and MediciNova each have a 50% interest in Zhejiang Sunmy. No additional capital was contributed by either remaining party. We have not entered into the sublicense of MN-221 with Zhejiang Sunmy to date. There is no assurance the sublicense will be executed and there is no assurance that Zhejiang Sunmy will be able to proceed with the development of MN-221 in China.

Zhejiang Sunmy is a variable interest entity for which we are not the primary beneficiary as we do not have a majority of the board seats and we will not have power to direct or significantly influence the actions of the entity. We therefore account for the activities of Zhejiang Sunmy under the equity method whereby we absorb any loss or income generated by Zhejiang Sunmy according to our percentage ownership. At December 31, 2016, we reflect a long-term asset on our consolidated balance sheet which represents our investment in Zhejiang Sunmy, net of our portion of any generated loss or income.

Upon completion of proof-of-concept Phase 2 clinical trials, we intend to enter into strategic alliances with leading pharmaceutical or biotechnology companies who seek late stage product candidates to support further clinical development and product commercialization. Depending on decisions we may make as to further clinical development, we may seek to raise additional capital. We may also pursue potential partnerships and potential acquirers of license rights to our programs in markets outside the U.S.

Revenues and Cost of Revenues

We did not recognize any revenue for the years ended December 31, 2016, 2015 or 2014.

In October 2011, we entered into an agreement with Kissei to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, we are responsible for all costs incurred and to be incurred in the performance of these services. Certain of the development services were completed in 2013 and 2012, and the remaining services are expected to be delivered and completed at a future date. We assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, which was research and development services. The $2.5 million was initially recorded as deferred revenue of which $0.8 million was recognized through 2013. No revenue was recorded in 2016, 2015 and 2014 associated with the Kissei agreement.

Research, Development and Patent Expenses

Our research, development and patent expenses consist primarily of the license fees related to our product candidates, salaries and related employee benefits, costs associated with the preclinical and clinical development of our product development programs, costs associated with non-clinical activities, such as regulatory expenses, and pre-commercialization manufacturing development activities. We use external service providers to manufacture our compounds to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. Research, development and patent expenses include fees paid to consultants, contract research organizations, contract manufacturers and other external service providers, including professional fees and costs associated with legal services, patents and patent applications for our intellectual property. Internal research and development expenses include costs of compensation and other expenses for research and development personnel, supplies, facility costs and depreciation. Research, development and patent costs are expensed as incurred, and we expect to increase such costs in 2017 as our development programs progress.

The following table summarizes our research, development and patent expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Year Ended December 31,
	2016	2015	2014
External development expense:
MN-221	$6	$9	$11
MN-166	707	802	1,065
MN-001	364	191	421
MN-029	3	14	2
Total external development expense	1,080	1,016	1,499
R&D personnel expense	1,951	1,404	1,199
R&D facility expense	57	55	47
Patent expense	369	356	399
Other R&D expense	62	186	116
Total research, development and patent expense	$3,519	$3,017	$3,260

Our goal is to build a sustainable biopharmaceutical business through the successful development of differentiated products for the treatment of serious diseases with unmet medical needs in high-value therapeutic areas. Our focus is on the U.S. market. Key elements of our strategy are as follows:

•	Pursue the development of MN-166 (ibudilast) for multiple potential indications with the support of non-dilutive financings.

We intend to advance our diverse MN-166 (ibudilast) program through a combination of investigator-sponsored clinical trials, trials funded through government grants or other grants, and trials funded by us. In addition to providing drug supply and regulatory support, we are funding portions of the consortium-sponsored trials. For example, we have contributed financially to the Secondary and Primary Progressive Ibudilast NeuroNEXT Trial in Multiple Sclerosis (SPRINT-MS) Phase 2 clinical trial of MN-166 (ibudilast) for the treatment of progressive MS, which is primarily funded by the National Institutes of Health (NIH). In addition, we are contributing financially to the ongoing clinical trial of MN-166 (ibudilast) for the treatment of ALS as well as the ongoing ALS/Biomarker study. We intend to pursue additional strategic alliances to help further clinical development of MN-166 (ibudilast).

•	Pursue the development of MN-001 (tipelukast) for fibrotic diseases such as NASH and IPF.

We intend to advance development of MN-001 (tipelukast) through a variety of means, which may include investigator-sponsored trials with or without grant funding as well as trials funded by us.

•	Strategically partner with one or more leading pharmaceutical companies to complete late-stage product development and successfully commercialize our products.

We develop and maintain relationships with pharmaceutical companies that are therapeutic category leaders. Upon completion of proof-of-concept Phase 2 clinical trials, we intend to enter into strategic alliances with leading pharmaceutical companies who seek late-stage product candidates, such as MN-166, MN-001, MN-221, and MN-029, to support further clinical development and product commercialization.

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

Other Income and Expense

Other income primarily consists of interest earned on our cash and cash equivalents. In 2016, 2015 and 2014, other expense primarily consists of losses from the joint venture and net foreign exchange losses related to vendor invoices denominated in foreign currencies.

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

Goodwill and Purchased Intangibles

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets of acquired businesses. The allocation of purchase price for acquisitions require extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets as a portion of the purchase price can only be allocated to goodwill in a business combination. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets that have finite useful lives require the use of estimates and the exercise of judgment. These judgments can significantly affect our net operating results. Goodwill and In-Process Research and Development, or IPR&D are considered to have indefinite lives and are carried at cost. As of December 31, 2016 and 2015, we have goodwill and IPR&D, of $9.6 million and $4.8 million, respectively.

At least annually in the fourth quarter, or more frequently if indicators of impairment exist, we complete an impairment test for goodwill and purchased indefinite life intangibles. The impairment evaluation is performed assuming that the Company operates in a single operating segment and reporting unit. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves consideration of qualitative information to determine if it is more likely than not, that the fair value of a reporting unit is less than its carrying value. If such a determination is made, then the traditional two-step goodwill impairment test is applied. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill for all periods presented.

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

Results of Operations

Comparison of the Years ended December 31, 2016 and 2015

Revenues

We did not recognize any revenue for the years ended December 31, 2016 and 2015.

Research, Development and Patent Expenses

Research, development and patent expenses for the year ended December 31, 2016 increased by $0.5 million as compared to the same period in 2015, primarily due to higher stock compensation expense for performance-based stock options due in part to an increase in our stock price.

General and Administrative

General and administrative expenses for the year ended December 31, 2016 increased by $1.6 million compared to the same period in 2015, primarily due to higher stock compensation expense for performance-based stock options due to an increase in our stock price as well as an increase in legal fees related to corporate matters.

Other Expense

Other expense for the years ended 2016 and 2015 was approximately $47,000 and $54,000, respectively. Other expense consisted of losses from the joint venture accounted for under the equity method according to our percentage ownership, and net transaction losses related to vendor invoices denominated in foreign currencies. The decrease in other expense is primarily due to the fluctuation of the exchange rate for the Chinese Yuan Renminbi resulting in additional loss in the joint venture translation for 2016 and 2015.

Other Income

Other income for the year ended December 31, 2016 was approximately $67,000, as compared to approximately $39,000 for the same period in 2015.

Other income consisted of interest income on our cash and cash equivalents in 2016 and 2015.

Comparison of the Years ended December 31, 2015 and 2014

Revenues

We did not recognize any revenue for the years ended December 31, 2015 and 2014.

Research, Development and Patent Expenses

Research, development and patent expenses for the year ended December 31, 2015 decreased by $0.3 million compared to the same period in 2014. The decrease is primarily due to a decrease in costs associated with MN-166 and MN-001, offset partially by an increase in stock compensation expense for performance-based stock options in 2015.

General and Administrative

General and administrative expenses for the year ended December 31, 2015 decreased by $0.2 million compared to the same period in 2014, primarily due to a decrease in professional fees of $0.1 million along with a $100,000 payment received from a vendor to offset the cost of manufactured drug product that was inadvertently destroyed by the vendor, which was offset against general and administrative expenses.

Other Expense

Other expense for the years ended 2015 and 2014 was approximately $54,000 and $13,000, respectively. Other expense consisted of losses from the joint venture accounted for under the equity method according to our percentage ownership, and net transaction losses related to vendor invoices denominated in foreign currencies. The increase in other expense is primarily due to the fluctuation of the exchange rate for the Chinese Yuan Renminbi resulting in additional loss in the joint venture translation for 2015 and 2014.

Other Income

Other income for the year ended December 31, 2015 was approximately $39,000, as compared to approximately $37,000 for the same period in 2014.

Other income consisted of interest income on our cash and cash equivalents in 2015 and 2014.

Liquidity and Capital Resources

We incurred losses of $10.9 million, $8.8 million, and $9.2 million for the years ended December 31, 2016, 2015, and 2014, respectively. At December 31, 2016, our accumulated deficit was $330.3 million. Our operating losses to date have been funded primarily through the private placement of our equity securities, the public sale of our common stock, long-term debt, development agreements with partners and the exercise of founder’s warrants, net of treasury stock repurchases.

The following table shows a summary of our cash flows for the years ended December 31:

	2016	2015	2014
Net cash (used in) provided by:
Operating activities	(6,546)	(7,152)	817
Investing activities	(84)	(2)	(4)
Financing activities	8,666	17,564	4,162
Total	$2,036	$10,410	$4,975

Equity Financing

On May 22, 2015, we entered into an at-the-market issuance sales agreement (the “ATM Agreement”) with MLV & Co. LLC, or MLV, pursuant to which we may sell common stock through MLV from time to time up to an aggregate offering price of $30.0 million. Sales of our common stock through MLV, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NASDAQ, on any other existing trading market for the common stock or to or through a market maker. MLV may also sell the common stock in privately negotiated transactions, subject to our prior approval. We agreed to pay MLV an aggregate commission rate of up to 4.0% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock will depend on the number of shares of common stock sold to MLV and the per share purchase price of each transaction. We are not obligated to make any sales of common stock under the sales agreement and may terminate the sales agreement at any time upon written notice.

On August 24, 2015, we completed a firm-commitment underwritten public offering of 5,000,000 shares of common stock at a purchase price of $3.50 per share for gross proceeds of $17.5 million, and received net proceeds of approximately $16.0 million, net of underwriting discounts and commissions and offering expenses.

On September 16, 2016, we entered into an amendment No. 1 to the ATM Agreement with MLV to also include FBR Capital Markets & Co (“FBR”) as a sales agent.

For the year ended December 31, 2016, we generated gross proceeds of $264,000 from sales of our common stock under the ATM Agreement and incurred issuance costs of $95,000 on sales of 36,248 shares of our common stock at prices ranging from $6.90 to $7.54 per share. For the year ended December 31, 2015, we generated gross proceeds of $32,700 and incurred issuance costs of $121,500 on sales of 7,800 shares of our common stock at prices ranging from $4.16 to $4.23 per share.

Warrants

During the year ended December 31, 2016, 2,131,700 warrants were exercised for gross proceeds of $7.6 million with 207,600 warrants expiring unexercised. During the year ended December 31, 2015, 252,200 warrants were exercised for gross proceeds of $0.9 million.

As of December 31, 2016, we have the following warrants outstanding:

•	198,020 common stock warrants at an exercise price of $6.06 per share, which expire on May 10, 2017;
•	750,000 common stock warrants at an exercise price of $3.15 per share, which expire on May 9, 2018; and
•	119,047 common stock warrants at an exercise price of $3.38 per share, which expire on May 9, 2018.

Factors That May Affect Future Financial Condition and Liquidity

As of December 31, 2016, we had available cash and cash equivalents of $24.1 million and working capital of $23.1 million. As of the date of this report, we believe we have working capital sufficient to fund operations through the end of 2018.

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

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements, and to complete acquisitions of additional product candidates;
•	the time and costs involved in obtaining regulatory approvals;
•	the costs of securing manufacturing arrangements for clinical or commercial production of our product candidates;

•	the costs associated with any expansion of our management, personnel, systems and facilities;
•	the costs associated with any litigation;
•	the costs associated with the operations or wind-down of any business we may acquire;
•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights; and
•	the costs of establishing or contracting for sales and marketing capabilities and commercialization activities if we obtain regulatory approval to market our product candidates.

Other Significant Contractual Obligations

The following summarizes our scheduled long-term contractual obligations that may affect our future liquidity as of December 31, 2016 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$181	$180	$1	$—	$—
Research and development services(1)	2,351	—	2,351	—	—
Total(2)	$2,532	$180	$2,352	$—	$—

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

Off-Balance Sheet Arrangements

At December 31, 2016, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

MediciNova, Inc.

La Jolla, California

We have audited the accompanying consolidated balance sheets of MediciNova, Inc. (“Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MediciNova, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MediciNova, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 14, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Diego, California

February 14, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of MediciNova, Inc.

We have audited the accompanying consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flows of MediciNova, Inc. for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of MediciNova, Inc. for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

March 12, 2015

MEDICINOVA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$24,118,037	$22,076,749
Prepaid expense and other current assets	585,810	649,457
Total current assets	24,703,847	22,726,206
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Investment in joint venture	618,330	650,470
Property and equipment, net	90,717	20,430
Other long-term assets	—	108,977
Total assets	$39,813,134	$37,906,323

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$367,275	$170,786
Accrued liabilities	1,262,800	1,319,720
Total current liabilities	1,630,075	1,490,506
Long-term deferred rent and lease liability	967	12,680
Deferred tax liability	1,956,000	1,956,000
Long-term deferred revenue	1,694,163	1,694,163
Total liabilities	5,281,205	5,153,349
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 3,000,000 shares authorized at December 31, 2016 and December 31, 2015; 0 shares and 220,000 shares outstanding at December 31, 2016 and December 31, 2015, respectively	—	2,200
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2016 and December 31, 2015; 34,523,678 and 29,956,495 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	34,525	29,957
Additional paid-in capital	364,886,468	352,250,667
Accumulated other comprehensive loss	(96,000)	(102,765)
Accumulated deficit	(330,293,064)	(319,427,085)
Total stockholders’ equity	34,531,929	32,752,974
Total liabilities and stockholders’ equity	$39,813,134	$37,906,323

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
	2016	2015	2014
Operating expenses:
Research, development and patent	$3,519,172	$3,017,169	$3,259,694
General and administrative	7,362,662	5,805,217	5,963,317
Total operating expenses	10,881,834	8,822,386	9,223,011
Operating loss	(10,881,834)	(8,822,386)	(9,223,011)
Other expense	(46,584)	(54,206)	(12,518)
Interest expense	(454)	(514)	(628)
Other income	66,647	39,386	36,893
Loss before income taxes	(10,862,225)	(8,837,720)	(9,199,264)
Income tax (expense) benefit	(3,754)	(7,359)	3,972
Net loss applicable to common stockholders	$(10,865,979)	$(8,845,079)	$(9,195,292)
Basic and diluted net loss per common share	$(0.33)	$(0.33)	$(0.38)
Shares used to compute basic and diluted net loss per share	32,986,740	26,578,770	24,067,781
Net loss applicable to common stockholders	$(10,865,979)	$(8,845,079)	$(9,195,292)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6,765	(1,788)	(20,174)
Comprehensive loss	$(10,859,214)	$(8,846,867)	$(9,215,466)

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2013	220,000	$2,200.00	22,495,443	$22,495.00	$326,868,578.00	$(80,803.00)	$(301,386,714.00)	$25,425,756.00
Share-based compensation	—	—	—	—	1,638,038	—	—	1,638,038
Issuance of common stock for option exercises	—	—	20,000	20	51,330	—	—	51,350
Issuance of shares under an employee stock purchase plan	—	—	33,374	34	60,422	—	—	60,456
Issuance of common stock under at-the-market equity distribution and sales agreements	—	—	1,785,000	1,785	3,683,770	—	—	3,685,555
Exercise of warrants	—	—	102,500	103	364,797	—	—	364,900
Net loss	—	—	—	—	—	—	(9,195,292)	(9,195,292)
Foreign currency translation adjustments	—	—	—	—	—	(20,174)		(20,174)
Balance at December 31, 2014	220,000	2,200	24,436,317	24,437	332,666,935	(100,977)	(310,582,006)	22,010,589
Share-based compensation	—	—	—	—	2,025,500	—	—	2,025,500
Issuance of shares under an employee stock purchase plan	—	—	35,178	35	89,874	—	—	89,909
Issuance of common stock under at-the-market equity distribution and sales agreements	—	—	232,800	233	607,295	—	—	607,528
Issuance of common stock, net of offering costs	—	—	5,000,000	5,000	15,988,683	—	—	15,993,683
Exercise of warrants	—	—	252,200	252	872,380	—	—	872,632
Net loss	—	—	—	—	—	—	(8,845,079)	(8,845,079)
Foreign currency translation adjustments	—	—	—	—	—	(1,788)		(1,788)
Balance at December 31, 2015	220,000	2,200	29,956,495	29,957	352,250,667	(102,765)	(319,427,085)	32,752,974
Share-based compensation	—	—	—	—	3,972,533	—	—	3,972,533
Issuance of shares under an employee stock purchase plan	—	—	26,650	27	87,702	—	—	87,729
Issuance of common stock under at-the-market equity distribution and sales agreements, net of offering costs	—	—	36,248	36	159,493	—	—	159,529
Conversion of preferred stock to common stock	(220,000)	(2,200)	2,200,000	2,200	—	—	—	—
Issuance of common stock for option exercises			172,585	173	829,353	—	—	829,526
Exercise of warrants	—	—	2,131,700	2,132	7,586,720	—	—	7,588,852
Net loss	—	—	—	—	—	—	(10,865,979)	(10,865,979)
Foreign currency translation adjustments	—	—	—	—	—	6,765	—	6,765
Balance at December 31, 2016	—	$—	34,523,678	$34,525	$364,886,468	$(96,000)	$(330,293,064)	$34,531,929

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2016	2015	2014
Operating activities:
Net loss	$(10,865,979)	$(8,845,079)	$(9,195,292)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash share-based compensation	3,972,533	2,025,500	1,638,038
Depreciation and amortization	14,127	26,704	40,186
Tax benefit from fluctuations in other comprehensive income	(1,901)	—	(9,557)
Change in equity method investment	32,139	34,319	(3,807)
Changes in assets and liabilities:
Prepaid expenses and other assets	175,495	(284,538)	1,186,352
Receivables	—	—	6,008,553
Accounts payable, accrued liabilities and other current liabilities	127,373	(109,276)	1,152,056
Net cash (used in) provided by operating activities	(6,546,213)	(7,152,370)	816,529
Investing activities:
Acquisitions of property and equipment	(84,483)	(2,320)	(3,523)
Net cash used in investing activities	(84,483)	(2,320)	(3,523)
Financing activities:
Proceeds from issuance of common stock, exercise of common stock options and warrants, net of issuance costs	8,577,907	17,473,843	4,101,805
Proceeds from issuance of equity under ESPP	87,729	89,909	60,456
Net cash provided by financing activities	8,665,636	17,563,752	4,162,261
Effects of foreign exchange rates on cash	6,348	(1,748)	(6,325)
Net increase in cash and cash equivalents	2,041,288	10,407,314	4,968,942
Cash and cash equivalents, beginning of period	22,076,749	11,669,435	6,700,493
Cash and cash equivalents, end of period	$24,118,037	$22,076,749	$11,669,435
Supplemental disclosure of cash flow information:
Income taxes paid	$6,035	$7,443	$5,562

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

The Company was incorporated in the state of Delaware in September 2000 and is a public company. The Company’s common stock is listed in both the U.S. and Japan and trades on The NASDAQ Global Market and the JASDAQ Market of the Tokyo Stock Exchange. The Company is a biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of serious diseases with unmet medical needs with a commercial focus on the U.S. market. The Company’s current strategy is to focus its development activities on MN-166 (ibudilast) for neurological disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS) and substance dependence and addiction (e.g., methamphetamine dependence, opioid dependence, and alcohol dependence), and MN-001 (tipelukast) for fibrotic diseases such as nonalcoholic steatohepatitis (NASH) and idiopathic pulmonary fibrosis (IPF). The Company’s pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma and MN-029 (denibulin) for solid tumor cancers.

As of December 31, 2016, the Company had available cash and cash equivalents of $24.1 million and working capital of $23.1 million.

Principles of Consolidation

The consolidated financial statements include the accounts of MediciNova, Inc. and its wholly-owned subsidiaries MediciNova (Europe) Limited, MediciNova Japan, Inc. and Avigen, Inc. All intercompany transactions and balances are eliminated in consolidation. MediciNova (Europe) Limited was incorporated under the laws of England in 2006. As of December 31, 2016, there have been no significant transactions related to MediciNova (Europe) Limited. MediciNova Japan, Inc. was incorporated in Japan in 2007.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and other highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents at December 31, 2016 consisted of money market funds.

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

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

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

The Company assesses goodwill and indefinite lived intangible assets for impairment using fair value measurement techniques on an annual basis during the fourth quarter of the year, or more frequently if indicators of impairment exist. The impairment evaluation is performed assuming that the Company operates in a single operating segment and reporting unit. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves consideration of qualitative information to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If such a determination is made, then the traditional two-step goodwill impairment test is applied. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill for all periods presented.

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

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $3.1 million, $2.7 million and $2.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents on developments in Research, Development and Patents expenses. Such patent-related expenses totaled $0.4 million, $0.3 million and $0.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Net Loss Per Share

The Company computes basic net loss per share using the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares and potentially dilutive securities (common share equivalents) outstanding during the period. Common share equivalents outstanding, determined using the treasury stock method, are comprised of shares that may be issued under the Company’s stock option agreements and warrants. Common share equivalents were excluded from the diluted net loss per share calculation because of their anti-dilutive effect for all periods presented.

Potentially dilutive outstanding securities excluded from diluted net loss per common share because of their anti-dilutive effect for the periods presented are as follows:

	December 31,
	2016	2015	2014
Convertible preferred stock, as converted	—	2,200,000	2,200,000
Stock options	4,432,017	4,133,969	3,447,969
Warrants	1,067,067	3,406,367	3,658,567
Total	5,499,084	9,740,336	9,306,536

Reclassifications

Certain reclassifications have been made to the consolidated financial statements to conform to the current year’s presentation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for said goods or services. The Company is required to adopt the amendments beginning January 1, 2018. Early adoption is permitted as of January 1, 2017. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. Management is evaluating the impact that the adoption of this standard will have on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern, which is new guidance requiring management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). Management is required to make this evaluation for both annual and interim reporting periods and make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. The standard is effective for annual periods ending after December 15, 2016. Early adoption is permitted. The Company adopted this guidance at December 31, 2016. The adoption did not have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplified the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted after January 1, 2017. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

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

Genzyme Corporation

In December 2005, Avigen and Genzyme entered into an Assignment Agreement (Genzyme Agreement) in which Genzyme acquired certain gene therapy intellectual property, programs and other related assets from Avigen in exchange for an initial $12.0 million payment, and Avigen could receive additional development milestone payments, sublicensing fees and royalty payments based on the successful development of products by Genzyme utilizing technologies previously developed by the Company. Avigen was subsequently acquired by the Company in December 2009 along with Avigen’s rights and obligations under the Genzyme Agreement. If Genzyme fails to diligently pursue the commercialization or marketing of products using the assigned technology, as specified in the Genzyme Agreement, some of the rights assigned could revert back to the Company at a future date.

The development milestones outlined in the Genzyme Agreement do not meet the definition of a substantive milestone obligation under authoritative guidance on revenue recognition for milestone payments, as Genzyme is responsible for the development of the product and there is no further substantive service effort required by the Company. The Company determined that a non-substantive milestone of $6.0 million in the Genzyme Agreement had been earned in 2013. No other milestones were earned in the periods presented.

Kissei Pharmaceutical Co., Ltd

In October 2011, the Company entered into an agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement the Company is responsible for all costs to be incurred in the performance of these services. Certain of these research and development services were completed in 2013 and 2012, and the remaining services are expected to be delivered and completed after 2016. The Company assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, research and development services. As such, revenue is being recognizing as the research and development services are performed. The amount received from Kissei, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue and will be recognized as revenue as the remaining services are performed. No revenue was recorded in 2016, 2015 or 2014 in connection with the agreement with Kissei.

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

Cash equivalents including money market accounts of $661,287 and $659,755 measured at fair value as of December 31, 2016 and 2015, respectively, are classified within Level 1.

4. Balance Sheet Details

Property and Equipment

Property and equipment, net, consist of the following:

	December 31,
	2016	2015
Leasehold improvements	$20,157	$14,735
Furniture and equipment	284,585	250,286
Software	285,375	238,651
	590,117	503,672
Less accumulated depreciation and amortization	(499,400)	(483,242)
Property and equipment, net	$90,717	$20,430
Depreciation expense	$14,127	$26,704

The Company uses the straight-line method to record depreciation expense with useful lives of three to five years. Depreciation and amortization of property and equipment of $14,127, $26,704, $40,186, was recorded for the years ended December 31, 2016, 2015 and 2014, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2016	2015
Accrued compensation	$882,090	$859,151
Research and development costs	191,343	218,096
Professional services fees	43,767	83,914
Other	145,600	158,559
	$1,262,800	$1,319,720

5. Related Party Transactions

On October 13, 2011, the Company entered into a services agreement with Kissei to perform two separate studies relating to MN-221 in exchange for $2.5 million paid to the Company in October 2011. The Company is responsible for all costs to be incurred in the performance of these studies. The amount received from Kissei, net of the amount recorded as revenue through December 31, 2016, is included on the balance sheet at December 31, 2016 and 2015 as deferred revenue and will be recognized as revenue in future periods as the Company performs the remaining services. On September 26, 2011, the Company issued and sold to Kissei 220,000 shares of Series B Convertible Preferred Stock. Each share of the Series B Preferred stock was convertible into shares of common stock at a conversion rate of 1:10 at the option of the holder. On June 15, 2016, Kissei elected to convert all 220,000 preferred shares into 2,200,000 shares of common stock. As of December 31, 2016, Kissei is no longer considered a related party.

6. Commitments and Contingencies

Lease Commitments

The Company subleases its office space under an operating lease with an initial term of four years and nine months, expiring in November 2017. Rent expense for the years ended December 31, 2016, 2015 and 2014 was $256,314, $240,419 and $231,143, respectively. The difference between the minimum lease payments and the straight-line amount of total rent expense is recorded as deferred rent. Deferred rent at December 31, 2016 and 2015 was $11,042 and $16,921, respectively.

As of December 31, 2016, the total estimated future annual minimum lease payments under the Company’s non-cancelable building and copier leases for the years ending after December 31, 2016 are as follows:

Years ending December 31:
2017	$179,705
2018	1,056
2019	88
Total minimum payments	$180,849

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

No amounts have been expended under these agreements during the years ended December 31, 2016, 2015 or 2014. For products currently in development, future potential milestone payments based on product development are $10.0 million as of December 31, 2016. For all other products, future potential milestone payments related to development milestones and commercialization milestones totaled $33.5 million as of December 31, 2016. There are no minimum royalties required under any of the license agreements. The Company is unable to estimate with certainty the timing on when these milestone payments will occur as these payments are dependent upon the progress of the Company’s product development programs.

Legal Proceedings

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any such proceedings or claims that it believes will have, individually or in aggregate, a material adverse effect on its business, financial condition or results of operations.

7. Joint Venture

The Company entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Medfron Medical Technologies Co., Ltd. (formerly Beijing Make-Friend Medicine Technology Co., Ltd.) effective September 27, 2011. The joint venture agreement provides for the joint venture company, Zhejiang Sunmy Bio-Medical Co., Ltd. (Zhejiang Sunmy), to develop and commercialize MN-221 in China and pursue additional compounds to develop. A sublicense agreement would be required under which Zhejiang Sunmy would license MN-221 from the Company and, as of the date of this filing, no such sublicense agreement has been entered into. In accordance with the joint venture agreement, in March 2012 the Company paid $680,000 for a 30% interest in Zhejiang Sunmy. The other parties to the joint venture agreement provided funding for their combined 70% interest. In December 2013, the Board of Directors of Zhejiang Sunmy agreed to amend the joint venture agreement to allow for the departure of Zhejiang Medicine Co., Ltd. subject to the approval of the government of the People’s Republic of China. In August 2014, the Chinese government approved the amendment to the joint venture agreement to allow for the departure of Zhejiang Medicine Co., Ltd. As of December 31, 2016, Beijing Medfron Medical Technologies Co., Ltd. and the Company each have a 50% interest in Zhejiang Sunmy. No additional capital was contributed by either remaining party and the Company has no future funding obligations.

Zhejiang Sunmy is a variable interest entity for which the Company is not the primary beneficiary as the Company does not have a majority of the board seats and does not have power to direct or significantly influence the actions of the entity. The activities of Zhejiang Sunmy are accounted for under the equity method whereby the Company absorbs any loss or income generated by Zhejiang Sunmy according to the Company’s percentage ownership. At December 31, 2016 and 2015, the investment is reflected as a long-term asset on the Company’s consolidated balance sheets which represents the investment and maximum loss exposure in Zhejiang Sunmy, net of the Company’s portion of any generated loss or income.

8. Share-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan, or 2013 Plan, under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan, or 2004 Plan. A total of 2,500,000 shares of common stock were initially reserved for issuance under the 2013 Plan, plus “returning shares” that may become available from time to time. “Returning shares” are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2004 Plan, all outstanding stock awards granted under the 2004 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan. As of December 31, 2016, 1,203,192 options remain available for future grant under the 2013 Plan.

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

The exercise price of all options granted during the years ended December 31, 2016, 2015 and 2014 was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information for the years ended December 31, 2016 and 2015 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	3,217,043	$5.06
Granted	300,000	3.90
Exercised	(20,000)	2.57
Cancelled	(49,074)	3.30
Outstanding at December 31, 2014	3,447,969	$5.00
Granted	689,000	3.14
Exercised	—	0.00
Cancelled	(3,000)	9.27
Outstanding at December 31, 2015	4,133,969	$4.69
Granted	1,158,000	4.00
Exercised	(172,585)	4.81
Cancelled	(687,367)	11.27
Outstanding at December 31, 2016	4,432,017	$3.47
Exercisable at December 31, 2016	3,315,131	3.44
Vested and expected to vest at December 31, 2016	4,432,017	$3.47

Cash received from stock option exercises for the years ended December 31, 2016, 2015 and 2014 was $829,526, $0 and $51,350, respectively. The aggregate intrinsic value of options exercised was $414,572, $0 and $8,485 for the years ended December 31, 2016, 2015 and 2014, respectively. Options outstanding and exercisable at December 31, 2016 had a weighted average contractual life of 6.79 and 6.06 years, respectively.

As of December 31, 2016 and 2015, the total intrinsic value of options outstanding was $11.5 million and $1.9 million, respectively. Total intrinsic value of options exercisable was $9.2 million and $1.6 million as of December 31, 2016 and 2015, respectively.

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

For the year ended December 31, 2016, an aggregate of 26,650 shares were issued under the ESPP, leaving 184,125 shares available for future issuance.

Compensation Expense

The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Year Ended December 31,
	2016	2015	2014
Stock Options
Risk-free interest rate	1.60%	1.48%	1.19%
Expected volatility of common stock	78.30%	79.28%	76.42%
Dividend yield	0.00%	0.00%	0.00%
Expected option term (in years)	5.57	5.49	4.35

The estimated fair value of employee stock purchase rights under the Company’s ESPP was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Year Ended December 31,
	2016	2015	2014
Employee Stock Purchase Plan
Risk-free interest rate	0.44%	0.10%	0.05%
Expected volatility of common stock	51.65%	76.52%	62.65%
Dividend yield	0.00%	0.00%	0.00%
Expected option term (in years)	0.5	0.5	0.5

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

The weighted-average fair value of each stock option granted during the years ended December 31, 2016, 2015 and 2014, estimated as of the grant date using the Black-Scholes option valuation model, was $2.64 per option, $2.08 per option and $1.58 per option, respectively.

Share-based compensation expense for stock option awards and ESPP shares are reflected in total operating expense for each respective year. For the years ended December 31, 2016, 2015 and 2014, share-based compensation expense related to stock options and the ESPP was $4.0 million, $2.0 million and $1.6 million, respectively, of which $2.9 million, $1.5 million and $1.2 million was recorded as a component of general and administrative expense, respectively, and $1.1 million, $0.5 million and $0.4 million was recorded as a component of research, development and patents expense, respectively.

As of December 31, 2016, there was $1.0 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 1.14 years, on a straight-line basis.

9. Stockholders’ Equity

Equity Offerings

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

On May 22, 2015, the Company entered into an at-the-market issuance sales agreement (the “ATM Agreement”) with MLV & Co. LLC, or MLV, pursuant to which the Company may sell common stock through MLV from time to time up to an aggregate offering price of $30.0 million. Sales of the Company’s common stock through MLV, if any, can be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NASDAQ, on any other existing trading market for the common stock or to or through a market maker. MLV may also sell the common stock in privately negotiated transactions, subject to the Company’s prior approval. The Company agreed to pay MLV an aggregate commission rate of up to 4.0% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock will depend on the number of shares of common stock sold to MLV and the per share purchase price of each transaction. The Company is not obligated to make any sales of common stock under the sales agreement and may terminate the sales agreement at any time upon written notice. On September 16, 2016, the Company entered into an amendment No. 1 to the ATM Agreement to also include FBR Capital Markets & Co as a sales agent.

For the year ended December 31, 2016, the Company generated gross proceeds of $264,000 from sales of the Company’s common stock under the ATM Agreement and incurred issuance costs of $95,000 offset against proceeds on the statement of equity on sales of 36,248 shares of common stock at prices ranging from $6.90 to $7.54 per share. For the year ended December 31, 2015, the Company generated gross proceeds of $32,700 and incurred issuance costs of $121,500 on sales of 7,800 shares of common stock at prices ranging from $4.16 to $4.23 per share.

Preferred Stock

On September 26, 2011, the Company issued and sold to Kissei 220,000 shares of Series B Convertible Preferred Stock. Each share of the Series B Preferred stock was convertible into shares of common stock at a conversion rate of 1:10 at the option of the holder. On June 15, 2016, Kissei elected to convert all 220,000 preferred shares into 2,200,000 shares of common stock.

Warrants

During the year ended December 31, 2016,  2,131,700 warrants were exercised for gross proceeds of $7.6 million with 207,600 warrants expiring unexercised. During the year ended December 31, 2015, 252,200 warrants were exercised for gross proceeds of $0.9 million.

The Company has the following warrants outstanding as of December 31, 2016:

•	198,020 common stock warrants at an exercise price of $6.06 per share, which expire on May 10, 2017;
•	750,000 common stock warrants at an exercise price of $3.15 per share, which expire on May 9, 2018; and
•	119,047 common stock warrants at an exercise price of $3.38 per share, which expire on May 9, 2018.

These warrants were accounted for as equity at issuance.

Common Stock Reserved for Future Issuance

The following table summarizes common stock reserved for future issuance at December 31, 2016:

Common Stock reserved for issuance under the ESPP	184,125
Common stock reserved for issuance upon exercise of warrants outstanding	1,067,067
Common stock reserved for issuance upon exercise of options outstanding (under the 2004 Plan and 2013 Plan)	4,432,017
Common stock reserved for future equity awards (under the 2013 Plan)	1,203,192
6,886,401

Public Offering

On August 24, 2015, we completed a firm-commitment underwritten public offering of 5,000,000 shares of common stock at a purchase price of $3.50 per share for gross proceeds of $17.5 million, and received net proceeds of approximately $16.0 million, net of underwriting discounts and commissions and offering expenses.

10. Income Taxes

A reconciliation of loss before income taxes for domestic and foreign locations for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
United States	$(10,892,276)	$(8,866,201)	$(9,227,509)
Foreign	30,050	28,481	28,245
Loss before income taxes	$(10,862,226)	$(8,837,720)	$(9,199,264)

A reconciliation of income tax expense for the years ended December 31, 2016, 2015 and 2014   is as follows:

Current:	2016	2015	2014
Federal	$(1,489)	$—	$(7,517)
State	(412)	—	(2,082)
Foreign	5,655	7,359	5,627
Total current income tax expense (benefit)	3,754	7,359	(3,972)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred income tax expense	—	—	—
Total income tax expense (benefit)	$3,754	$7,359	$(3,972)

The significant components of deferred income taxes at December 31, 2016, 2015 and 2014 are as follows:

Deferred tax assets:	2016	2015	2014
Net operating loss carryforwards	$90,211,000	$88,900,000	$87,370,000
Capitalized licenses	838,000	1,084,000	1,330,000
Research tax credits	7,776,000	7,677,000	7,557,000
Stock options	2,384,000	2,624,000	2,145,000
Other, net	777,000	763,000	1,448,000
Total deferred tax assets	101,986,000	101,048,000	99,850,000
Deferred tax liabilities
In process R&D	(1,956,000)	(1,956,000)	(1,956,000)
Total deferred tax liabilities	(1,956,000)	(1,956,000)	(1,956,000)
Net deferred tax assets	100,030,000	99,092,000	97,894,000
Valuation allowance	(101,986,000)	(101,048,000)	(99,850,000)
Net deferred tax liability	$(1,956,000)	$(1,956,000)	$(1,956,000)

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

At December 31, 2016, the Company has federal and California net operating losses, or NOL, carryforwards of approximately $230.9 million and $163.5 million, respectively. The federal NOL carryforwards begin to expire in 2020, and the California NOL carryforwards will continue to expire in 2017. The Company expects that $41.9 million in California NOL carryforwards will expire by 2017 and the remaining $121.6 million in California NOL carryforwards will begin to expire in 2028. At December 31, 2016, the Company also had federal and California research tax credit carryforwards of approximately $6.7 million and $1.7 million, respectively. The federal research tax credit carryforwards begin to expire in 2024, and the California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized.

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

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2016	2015	2014
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.5	5.2	5.3
Tax credits	0.9	1.4	1.2
Change in valuation allowance	(8.4)	(13.5)	(33.4)
Permanent differences	(0.1)	(0.1)	(0.1)
Expiration of attributes	(17.2)	(24.6)	(5.4)
Stock compensation	(13.6)	(3.4)	(2.6)
Other	(0.1)	(0.1)	—
Provision for income taxes	0.0%	(0.1)%	0.0%

The Company files income tax returns in the United States, California and foreign jurisdictions. Due to the Company’s losses incurred, the Company is essentially subject to income tax examination by tax authorities from inception to date. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2016, there are no unrecognized tax benefits, and there are not significant accruals for interest related to unrecognized tax benefits or tax penalties.

11. Employee Savings Plan

The Company has an employee savings plan available to substantially all employees. Under the plan, an employee may elect salary reductions which are contributed to the plan. The plan provides for discretionary contributions by the Company, which totaled $66,289, $64,749 and $63,935 for the years ended December 31, 2016, 2015 and 2014, respectively.

12. Quarterly Financial Data (Unaudited)

The following table presents certain quarterly financial data for eight consecutive quarters ended December 31, 2016. The unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all adjustments, necessary for a fair presentation of this data (in thousands, except per share data).

	Year Ended December 31, 2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Total operating expenses	$3,392	$3,205	$2,845	$1,440
Net loss	(3,382)	(3,199)	(2,836)	(1,449)
Net loss applicable to common stockholders	(3,382)	(3,199)	(2,836)	(1,449)
Basic and diluted net loss per common share(1)	(0.11)	(0.10)	(0.08)	(0.04)

	Year Ended December 31, 2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Total operating expenses	$2,215	$2,277	$1,594	$2,736
Net loss	(2,215)	(2,287)	(1,608)	(2,735)
Net loss applicable to common stockholders	(2,215)	(2,287)	(1,608)	(2,735)
Basic and diluted net loss per common share(1)	(0.09)	(0.09)	(0.06)	(0.09)

(1)

Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income and loss per share will not necessarily equal the Annual Per Share Calculation.

13. Subsequent Events

The Company has evaluated all subsequent events that have occurred after the date of the accompanying financial statements through February 14, 2017 and determined that there were no events or transactions occurring which require recognition or disclosure in the Company’s consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

BDO USA, LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2016.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

MediciNova, Inc.

La Jolla, California

We have audited MediciNova, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MediciNova, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MediciNova, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MediciNova, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended and our report dated February 14, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Diego, California

February 14, 2017

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be contained in the sections titled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance, “Corporate Governance,” “Meetings and Committees of the Board, and “Executive Officers” in our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the conclusion of our fiscal year ended December 31, 2016 and is incorporated in this Annual Report on Form 10-K by reference.

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

The following table provides information as of December 31, 2016 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders(1)	4,432,017	$3.47	1,387,317
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	4,432,017	$3.47	1,387,317

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

1. Financial Statements. The following financial statements of MediciNova, Inc. and Reports of BDO USA, LLP, an independent registered public accounting firm, are included in this Annual Report on Form 10-K:

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

10.32

Services Agreement, effective March 31, 2016, by and between MediciNova, Inc. and Signature Analytics San Diego, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 31, 2016).

10.33

Amendment No. 1 to At-the Market Issuance Sales Agreement, dated September 16, 2016, by and among MediciNova, Inc., MLV & Co. LLC and FBR Capital Markets & Co. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed September 16, 2016).

Exhibit Number	Description

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (see signature page).

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Act of 1933.

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Act of 1933.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from MediciNova, Inc. on Form 10-K as of and for the year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements.

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

MEDICINOVA, INC.
A Delaware Corporation

Date: February 14, 2017	By:	/s/ Yuichi Iwaki
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

Signature	Title	Date

/s/ Yuichi Iwaki Yuichi Iwaki, M.D., Ph.D.	Director, President and Chief Executive Officer (Principal executive officer)	February 14, 2017

/s/ Ryan Selhorn Ryan Selhorn	Chief Financial Officer (Principal financial and accounting officer)	February 14, 2017

/s/ Jeff Himawan Jeff Himawan, Ph.D.	Chairman of the Board of Directors	February 14, 2017

/s/ Yoshio Ishizaka Yoshio Ishizaka	Director	February 14, 2017

/s/ Yutaka Kobayashi Yutaka Kobayashi	Director	February 14, 2017

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-119433) filed October 1, 2004).

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

10.32

Services Agreement, effective March 31, 2016, by and between MediciNova, Inc. and Signature Analytics San Diego, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 31, 2016).

10.33

Amendment No. 1 to At-the Market Issuance Sales Agreement, dated September 16, 2016, by and among MediciNova, Inc., MLV & Co. LLC and FBR Capital Markets & Co. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed September 16, 2016).

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

101

The following financial statements from MediciNova, Inc. on Form 10-K as of and for the year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements.

†	Portions of this Exhibit have been omitted pursuant to a grant of confidential treatment by the SEC.
*	Indicates management contract or compensatory plan.