Form 10-Q
period 2017-03-31
MEDICINOVA INC
filed 2017-04-26
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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

Emerging growth company           ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 26, 2017, the registrant had 34,540,543 shares of Common Stock ($0.001 par value) outstanding.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Inability to raise additional capital if needed;
•	Inability to generate revenues from product sales to continue business operations;
•	Inability to develop and commercialize our product candidates;
•	Failure or delay in completing clinical trials or obtaining FDA or foreign regulatory approval for our product candidates in a timely manner;
•	Unsuccessful clinical trials stemming from clinical trial designs, failure to enroll a sufficient number of patients, undesirable side effects and other safety concerns;
•	Inability to demonstrate sufficient efficacy of product candidates;
•	Reliance on the success of our MN-166 (ibudilast) and MN-001 (tipelukast) product candidates;
•	Reliance on a joint venture entity in China to develop and commercialize our product candidates in China;
•	Delays in commencement or completion of clinical trials or suspension or termination of clinical trials;
•	Loss of our licensed rights to develop and commercialize a product candidate as a result of the termination of the underlying licensing agreement;
•	Competitors may develop products rendering our product candidates obsolete and noncompetitive;
•	Inability to successfully attract partners and enter into collaborations on acceptable terms;
•	Dependence on third parties to conduct clinical trials and to manufacture product candidates;
•	Dependence on third parties to market and distribute products;
•	Our product candidates, if approved, may not gain market acceptance or obtain adequate coverage for third party reimbursement;
•	Disputes or other developments concerning our intellectual property rights;
•	Actual and anticipated fluctuations in our quarterly or annual operating results;
•	Price and volume fluctuations in the overall stock markets;
•	Litigation or public concern about the safety of our potential products;
•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange;
•	High quality material for our products may become difficult to obtain or expensive;
•	Strict government regulations on our business;
•	Regulations governing the production or marketing of our product candidates;
•	Loss of, or inability to attract, key personnel; and
•	Economic, political, foreign exchange and other risks associated with international operations.

MEDICINOVA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,637,156	$24,118,037
Prepaid expenses and other current assets	687,188	585,810
Total current assets	22,324,344	24,703,847
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Investment in joint venture	615,968	618,330
Property and equipment, net	83,793	90,717
Total assets	$37,424,345	$39,813,134
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$158,140	$367,275
Accrued expenses	863,812	1,262,800
Total current liabilities	1,021,952	1,630,075
Long-term deferred rent and lease liability	798	967
Deferred tax liability	1,956,000	1,956,000
Long-term deferred revenue	1,694,163	1,694,163
Total liabilities	4,672,913	5,281,205
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2017 and December 31, 2016; 34,540,453 and 34,523,678 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	34,541	34,525
Additional paid-in capital	366,120,763	364,886,468
Accumulated other comprehensive loss	(94,284)	(96,000)
Accumulated deficit	(333,309,588)	(330,293,064)
Total stockholders’ equity	32,751,432	34,531,929
Total liabilities and stockholders' equity	$37,424,345	$39,813,134

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended
	March 31,
	2017	2016
Operating expenses:
Research, development and patents	$900,661	$1,075,321
General and administrative	2,122,861	2,316,254
Total operating expenses	3,023,522	3,391,575
Operating loss	(3,023,522)	(3,391,575)
Other expense	(4,447)	(3,267)
Other income	15,505	14,749
Loss before income taxes	(3,012,464)	(3,380,093)
Income taxes	(4,060)	(1,505)
Net loss applicable to common stockholders	$(3,016,524)	$(3,381,598)
Basic and diluted net loss per common share	$(0.09)	$(0.11)
Shares used to compute basic and diluted net loss per common share	34,527,100	30,356,674
Net loss applicable to common stockholders	$(3,016,524)	$(3,381,598)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	1,716	9,707
Comprehensive loss	$(3,014,808)	$(3,371,891)

See accompanying notes

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	March 31,
	2017	2016
Operating activities:
Net loss	$(3,016,524)	$(3,381,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,168,155	1,439,149
Depreciation and amortization	7,217	4,105
Change in equity method investment	2,362	13
Changes in assets and liabilities:
Prepaid expenses and other assets	(96,699)	(41,744)
Accounts payable, accrued liabilities and other current liabilities	(611,782)	(439,291)
Net cash used in operating activities	(2,547,271)	(2,419,366)
Investing activities:
Acquisition of property and equipment	—	(22,005)
Net cash used in investing activities	—	(22,005)
Financing activities:
Proceeds from issuance of common stock, exercise of common stock options and warrants, net of issuance costs	1,132	7,926,410
Proceeds from issuance of equity awards under ESPP	65,025	49,923
Net cash provided by financing activities	66,157	7,976,333
Effect of exchange rate changes on cash and cash equivalents	233	6,682
Net (decrease) increase in cash and cash equivalents	(2,480,881)	5,541,644
Cash and cash equivalents, beginning of period	24,118,037	22,076,749
Cash and cash equivalents, end of period	$21,637,156	$27,618,393
Supplemental disclosures of cash flow information:
Income taxes paid	$5,080	$2,743

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $0.8 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents on developments in Research, Development and Patents expenses. Such patent-related expenses totaled $0.1 million for each of the three months ended March 31, 2017 and 2016.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The adoption of ASU 2016-09 in fiscal year 2017 had an immaterial effect on our financial statements.

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

Kissei Pharmaceutical Co., Ltd

In October 2011, the Company entered into an agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, the Company is responsible for all costs to be incurred in the performance of these services. Certain of these research and development services were completed in 2013 and 2012, and the remaining services are expected to be delivered and completed at a future date. The Company assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, research and development services. As such, revenue is being recognized as the research and development services are performed. The amount received from Kissei, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue and will be recognized as revenue as the remaining services are performed. No services were performed and no revenue was recorded in the three months ended March 31, 2017 and 2016.

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

Cash and cash equivalents, including money market accounts of $662,064 and $661,287 measured at fair value as of March 31, 2017 and December 31, 2016, respectively, are classified within Level 1 of the fair value hierarchy.

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

Zhejiang Sunmy is a variable interest entity for which the Company is not the primary beneficiary as the Company does not have a majority of the board seats and does not have power to direct or significantly influence the actions of the entity. The activities of Zhejiang Sunmy are accounted for under the equity method whereby the Company absorbs any loss or income generated by Zhejiang Sunmy according to the Company’s percentage ownership. At March 31, 2017 and December 31, 2016, the investment is reflected as a long-term asset on the Company’s consolidated balance sheet which represents the investment and maximum loss exposure in Zhejiang Sunmy, net of the Company’s portion of any generated loss or income.

5. Stock-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan, or 2013 Plan, under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan, or 2004 Plan. A total of 2,500,000 shares of common stock were initially reserved for issuance under the 2013 Plan, plus “returning shares” that may become available from time to time. “Returning shares” are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2004 Plan, all outstanding stock awards granted under the 2004 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan. As of March 31, 2017, 83,192 shares remain available for future grant under the 2013 Plan.

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

Stock Options

Options granted under the 2013 Plan and the 2004 Plan have terms of ten years from the date of grant and generally vest over a three or four year period. The exercise price of all options granted through March 31, 2017 and in 2016 was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of March 31, 2017 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	4,432,017	$3.47
Granted	1,120,000	$6.10
Exercised	—	—
Cancelled	—	—
Outstanding at March 31, 2017	5,552,017	$4.00
Exercisable at March 31, 2017	4,177,422	$3.45

No options were exercised during the three months ended March 31, 2017. During the three months ended March 31, 2016, there were 129,819 options exercised, from which gross proceeds of $681,136 were received.

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

For the three months ended March 31, 2017, an aggregate of 12,775 shares were issued under the ESPP. As of March 31, 2017, there are 186,350 shares available for future issuance under the ESPP.

Compensation Expense

Stock-based compensation expense for stock option awards and ESPP shares are reflected in total operating expenses for each respective year. For the three months ended March 31, 2017 and 2016 stock-based compensation expense related to stock options and the ESPP was $1.2 million and $1.4 million, respectively.

The Company uses the Black-Scholes valuation model for determining the estimated fair value for stock-based awards granted to employees. The following table provides the assumptions used in the Black-Scholes valuation model used to estimate the fair value of options granted during the three months ended March 31, 2017 and 2016 and to estimate the fair value of performance-based stock options as of March 31, 2017.

	March 31, 2017	March 31, 2016
Stock Option assumptions:
Risk-free interest rate	1.93 - 2.08%	1.61%
Expected volatility of common stock	67.77 - 72.13%	78.3%
Dividend yield	0%	0%
Expected term (in years)	4.47 - 5.30	5.6

As of March 31, 2017, there was $4.1 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.45 years, on a straight-line basis.

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

For the three months ended March 31, 2017, the Company generated gross proceeds of $24,800 and incurred issuance costs of $23,668 under this agreement on sales of 4,000 shares of the Company’s common stock at $6.20 per share. No shares of common stock were sold in the three months ended March 31, 2016.

On September 26, 2011, the Company issued and sold to Kissei 220,000 shares of Series B Convertible Preferred Stock. Each share of the Series B Preferred stock was convertible into shares of common stock at a conversion rate of 1:10 at the option of the holder. On June 15, 2016, Kissei elected to convert all 220,000 preferred shares into 2,200,000 shares of common stock.

Common Stock Warrants

No warrants were exercised during the three months ended March 31, 2017. During the three months ended March 31, 2016, warrants to purchase 2,131,700 shares of the Company’s common stock were exercised for gross proceeds of $7.6 million. On March 29, 2016, warrants to purchase 207,600 shares of the Company’s common stock expired unexercised.

As of March 31, 2017, the Company had the following warrants outstanding:

•	198,020 common stock warrants at an exercise price of $6.06 per share, which expire on May 10, 2017;
•	750,000 common stock warrants at an exercise price of $3.15 per share, which expire on May 9, 2018; and
•	119,047 common stock warrants at an exercise price of $3.38 per share, which expire on May 9, 2018.

7. Net Loss Per Share

The Company computes basic net loss per share using the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares and potentially dilutive securities (common share equivalents) outstanding during the period. Common share equivalents outstanding, determined using the treasury stock method, are comprised of shares that may be issued under the Company’s stock option agreements, and warrants. Common share equivalents are excluded from the diluted net loss per share calculation if their effect is anti-dilutive.

The following potentially dilutive outstanding securities were excluded from diluted net loss per common share because of their anti-dilutive effect:

	March 31,
	2017	2016
Convertible preferred stock, as converted	—	2,200,000
Stock options	5,552,017	5,064,350
Warrants	1,067,067	1,067,067
Total	6,619,084	8,331,417

8. Related Party Transactions

On October 13, 2011, the Company entered into a services agreement with Kissei to perform two separate studies relating to MN-221 in exchange for $2.5 million paid to the Company in October 2011. The Company is responsible for all costs to be incurred in the performance of these studies. The amount received from Kissei, net of the amount recorded as revenue through March 31, 2017, is included on the balance sheet at March 31, 2017 as long-term deferred revenue and will be recognized as revenue in future periods upon the Company’s performance of the remaining services. No services were performed and no revenues related to this services agreements were recognized during three months ended March 31, 2017 and 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 14, 2017. Past operating results are not necessarily indicative of results that may occur in future periods.

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

Overview

We are a biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of serious diseases with unmet medical needs and a commercial focus on the U.S. market. Our current strategy is to focus our development activities on MN-166 (ibudilast) for neurological disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS) and substance dependence and addiction ( e.g.,  methamphetamine dependence, opioid dependence, and alcohol dependence), and MN-001 (tipelukast) for fibrotic diseases such as nonalcoholic steatohepatitis (NASH) and idiopathic pulmonary fibrosis (IPF). Our pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma and MN-029 (denibulin) for solid tumor cancers. We were incorporated in Delaware in September 2000.

We have incurred significant net losses since our inception. As of March 31, 2017, we had an accumulated deficit of $333.3 million and expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

Our goal is to build a sustainable biopharmaceutical business through the successful development of differentiated products for the treatment of serious diseases with unmet medical needs in high-value therapeutic areas. Key elements of our strategy are as follows:

•	Pursue the development of MN-166 (ibudilast) for multiple potential indications with the support of non-dilutive financings.

We intend to advance our diverse MN-166 (ibudilast) program through a combination of investigator-sponsored clinical trials, trials funded through government grants or other grants, and trials funded by us. In addition to providing drug supply and regulatory support, we are funding portions of the consortium-sponsored trials. For example, we have contributed financially to the Secondary and Primary Progressive Ibudilast NeuroNEXT Trial in Multiple Sclerosis (SPRINT-MS) Phase 2 clinical trial of MN-166 (ibudilast) for the treatment of progressive MS, which is primarily funded by the NIH. In addition, we are contributing financially to the ongoing clinical trial of MN-166 (ibudilast) for the treatment of ALS as well as the ongoing ALS / Biomarker study. We intend to pursue additional strategic alliances to help support further clinical development of MN-166 (ibudilast

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

Zhejiang Sunmy is a variable interest entity for which we are not the primary beneficiary as we do not have a majority of the board seats and we do not have power to direct or significantly influence the actions of the entity. We therefore account for the activities of Zhejiang Sunmy under the equity method whereby we absorb any loss or income generated by Zhejiang Sunmy according to our percentage ownership. At March 31, 2017, we reflect a long-term asset on our consolidated balance sheet which represents our investment in Zhejiang Sunmy, net of our portion of any generated loss or income.

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

Revenues and Cost of Revenues

In October 2011, we entered into an agreement with Kissei to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, we are responsible for all costs incurred and to be incurred in the performance of these services. Certain of the development services were completed in 2013 and 2012, and the remaining services are expected to be delivered and completed at a future date. We assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, which was research and development services. The $2.5 million was initially recorded as deferred revenue of which $0.8 million was recognized through 2013. No revenue associated with the Kissei agreement was recorded in the three months ended March 31, 2017 and 2016.

Research, Development and Patent Expenses

Our research, development and patent expenses consist primarily of license fees related to our product candidates, salaries and related employee benefits, costs associated with the preclinical and clinical development of our product development programs, costs associated with non-clinical activities, such as regulatory expenses, and pre-commercialization manufacturing development activities. We use external service providers to manufacture our compounds to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. Research, development and patent expenses include fees paid to consultants, contract research organizations, contract manufacturers and other external service providers, including professional fees and costs associated with legal services, patents and patent applications for our intellectual property. Internal research and development expenses include costs of compensation and other expenses for research and development personnel, supplies, facility costs and depreciation. Research, development and patent costs are expensed as incurred and we expect to increase such costs throughout 2017 as out development programs progress.

The following table summarizes our research, development and patent expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Three months ended
	March 31,
	2017	2016
External development expense:
MN-221	$2	$2
MN-166	137	201
MN-001	74	86
MN-029	1	1
Total external development expense	214	290
R&D personnel expense	597	620
R&D facility and depreciation expense	14	14
Patent expenses	60	101
Other R&D expense	16	50
Total research, development and patent expense	$901	$1,075

General and Administrative

Our general and administrative costs primarily consist of salaries, stock-based compensation, benefits and consulting and professional fees related to our administrative, finance, human resources, business development, legal, information systems support functions, facilities and insurance costs. General and administrative costs are expensed as incurred.

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

Goodwill and Purchased Intangibles

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets of an acquired business. The allocation of purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets as a portion of the purchase price can only be allocated to goodwill in a business combination. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets that have finite useful lives require the use of estimates and the exercise of judgment. These judgments can significantly affect our net operating results. As of March 31, 2017, goodwill and in-process research and development, or IPR&D, was $9.6 million and $4.8 million, respectively.

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

Results of Operations

Comparison of the three months ended March 31, 2017 and 2016

Research, Development and Patent Expenses

Research, development and patent expenses were $0.9 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively. This $0.2 million decrease was due to lower clinical trial expense for certain studies winding down in 2017.

General and Administrative

General and administrative expenses were $2.1 million and $2.3 million for the three months ended March 31, 2017 and 2016, respectively. The decrease of $0.2 million was due to lower stock compensation expense for performance-based stock options for the three months ended March 31, 2017 relative to the same period in 2016 which was impacted by an increase in stock price.

Liquidity and Capital Resources

Net cash used in operating activities during the three months ended March 31, 2017 was $2.5 million compared to $2.4 million during the same period in 2016. Net cash primarily reflects the net loss for those periods, which was partially offset by non-cash stock-based compensation expense and changes in operating assets and liabilities.

Net cash provided by financing activities was $0.1 million during the three months ended March 31, 2017 compared to $8.0 million during the same period in 2016. Net cash provided by financing activities at March 31, 2016 was primarily due to the exercise of 2,131,700 warrants and 129,819 stock options for gross proceeds of $7.6 million and $0.3 million, respectively. Net cash provided by financing activities at March 31, 2017 is primarily due to the issuance of 12,775 shares under the ESPP for gross proceeds of $65,025. Cash proceeds from financing activities are used for working capital and general corporate purposes.

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

For the three months ended March 31, 2017, we generated gross proceeds of $24,800 and incurred issuance costs of $23,668 under this agreement on sales of 4,000 shares of our common stock at $6.20 per share. No shares of common stock were sold in the three months ended March 31, 2016.

As of March 31, 2017, we had available cash and cash equivalents of $21.6 million and working capital of $21.3 million. As of the date of this report, we believe we have working capital sufficient to fund operations at least through December 31, 2018. However, we cannot provide assurance that these capital resources will be sufficient to conduct all of our research and development programs as planned.

Off-Balance Sheet Arrangements

At March 31, 2017, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

Cash and cash equivalents as of March 31, 2017 were $21.6 million and were primarily invested in money market interest bearing accounts and money market funds. A hypothetical 10% adverse change in the average interest rate on our cash and cash equivalents would have had no material effect on net loss for the three months ended March 31, 2017.

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

We are not involved in any material legal proceedings as of March 31, 2017. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which are incorporated herein by reference and which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

101

The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: April 26, 2017	By:	/s/ YUICHI IWAKI
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

101

The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements.