Form 10-Q
period 2017-09-30
MEDICINOVA INC
filed 2017-10-23
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

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

As of October 20, 2017, the registrant had 36,100,733 shares of Common Stock ($0.001 par value) outstanding.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Inability to raise additional capital if needed or on favorable terms;
•	Inability to generate revenues from product sales to continue business operations;
•	Inability to develop and commercialize our product candidates;
•	Failure or delay in completing clinical trials or obtaining FDA or foreign regulatory approval for our product candidates in a timely manner;
•	Unsuccessful clinical trials stemming from clinical trial designs, failure to enroll a sufficient number of patients, undesirable side effects and other safety concerns;
•	Inability to demonstrate sufficient efficacy of product candidates;
•	Reliance on the success of our MN-166 (ibudilast) and MN-001 (tipelukast) product candidates;
•	Delays in commencement or completion of clinical trials or suspension or termination of clinical trials;
•	Loss of our licensed rights to develop and commercialize a product candidate as a result of the termination of the underlying licensing agreement;
•	Competitors may develop products rendering our product candidates obsolete and noncompetitive;
•	Inability to successfully attract partners and enter into collaborations on acceptable terms;
•	Dependence on third parties to conduct clinical trials and to manufacture product candidates;
•	Dependence on third parties to market and distribute products;
•	Our product candidates, if approved, may not gain market acceptance or obtain adequate coverage for third party reimbursement;
•	Disputes or other developments concerning our intellectual property rights;
•	Actual and anticipated fluctuations in our quarterly or annual operating results;
•	Price and volume fluctuations in the overall stock markets;
•	Litigation or public concern about the safety of our potential products;
•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange;
•	High quality material for our products may become difficult to obtain or expensive;
•	Strict government regulations on our business;
•	Regulations governing the production or marketing of our product candidates;
•	Loss of, or inability to attract, key personnel; and
•	Economic, political, foreign exchange and other risks associated with international operations.

MEDICINOVA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,535,427	$24,118,037
Prepaid expenses and other current assets	474,740	585,810
Total current assets	25,010,167	24,703,847
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Investment in joint venture	616,657	618,330
Property and equipment, net	69,542	90,717
Other assets	10,958	—
Total assets	$40,107,564	$39,813,134
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$301,709	$367,275
Accrued expenses	1,436,020	1,263,767
Total current liabilities	1,737,729	1,631,042
Deferred tax liability	1,956,000	1,956,000
Long-term deferred revenue	1,694,163	1,694,163
Total liabilities	5,387,892	5,281,205
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2017 and December 31, 2016; 35,672,265 and 34,523,678 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	35,672	34,525
Additional paid-in capital	374,631,602	364,886,468
Accumulated other comprehensive loss	(94,273)	(96,000)
Accumulated deficit	(339,853,329)	(330,293,064)
Total stockholders’ equity	34,719,672	34,531,929
Total liabilities and stockholders' equity	$40,107,564	$39,813,134

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating expenses:
Research, development and patents	$1,268,417	$889,578	$3,066,287	$2,927,606
General and administrative	2,523,119	1,955,167	6,553,760	6,513,472
Total operating expenses	3,791,536	2,844,745	9,620,047	9,441,078
Operating loss	(3,791,536)	(2,844,745)	(9,620,047)	(9,441,078)
Other expense	(3,309)	(2,777)	(13,783)	(17,785)
Other income	41,796	13,385	81,709	46,323
Loss before income taxes	(3,753,049)	(2,834,137)	(9,552,121)	(9,412,540)
Income taxes	(2,054)	(1,675)	(8,144)	(4,191)
Net loss applicable to common stockholders	$(3,755,103)	$(2,835,812)	$(9,560,265)	$(9,416,731)
Basic and diluted net loss per common share	$(0.11)	$(0.08)	$(0.27)	$(0.29)
Shares used to compute basic and diluted net loss per common share	35,156,080	34,476,244	34,778,921	32,477,079
Net loss applicable to common stockholders	$(3,755,103)	$(2,835,812)	$(9,560,265)	$(9,416,731)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	511	2,598	1,727	17,807
Comprehensive loss	$(3,754,592)	$(2,833,214)	$(9,558,538)	$(9,398,924)

See accompanying notes

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2017	2016
Operating activities:
Net loss	$(9,560,265)	$(9,416,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	3,451,807	3,961,341
Depreciation and amortization	21,452	10,803
Change in equity method investment	1,673	18,920
Changes in assets and liabilities:
Prepaid expenses and other current and non-current assets	104,133	60,668
Accounts payable, accrued liabilities and other current liabilities	103,246	(122,621)
Net cash used in operating activities	(5,877,954)	(5,487,620)
Investing activities:
Acquisition of property and equipment	—	(66,843)
Net cash used in investing activities	—	(66,843)
Financing activities:
Proceeds from issuance of common stock, exercise of common stock options and warrants, net of issuance costs	6,217,156	8,342,698
Proceeds from issuance of equity awards under ESPP	77,319	87,729
Net cash provided by financing activities	6,294,475	8,430,427
Effect of exchange rate changes on cash and cash equivalents	869	19,089
Net increase in cash and cash equivalents	417,390	2,895,053
Cash and cash equivalents, beginning of period	24,118,037	22,076,749
Cash and cash equivalents, end of period	$24,535,427	$24,971,802
Supplemental disclosures of cash flow information:
Income taxes paid	$9,203	$6,035

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

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $1.2 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively. Research and development costs totaled $2.9 million and $2.7 million for the nine months ended September 30, 2017 and 2016, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents on developments in Research, Development and Patents expenses. Such patent-related expenses totaled $0.1 million for the three months ended September 30, 2017 and 2016 and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for said goods or services. The Company is required to adopt the amendments beginning January 1, 2018. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application (“modified retrospective method”). We are currently evaluating our open contract and plan to apply the modified retrospective method.

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

Kissei Pharmaceutical Co., Ltd

In October 2011, the Company entered into an agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, the Company is responsible for all costs to be incurred in the performance of these services. Certain of these research and development services were completed in 2013 and 2012, and the remaining services are expected to be delivered and completed at a future date. The Company assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, research and development services. As such, revenue is being recognized as the research and development services are performed. The amount received from Kissei, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue and will be recognized as revenue as the remaining services are performed. No services were performed and no revenue was recorded for the three and nine months ended September 30, 2017 and 2016.

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

Cash and cash equivalents, including money market accounts of $664,648 and $661,287 measured at fair value as of September 30, 2017 and December 31, 2016, respectively, are classified within Level 1 of the fair value hierarchy.

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

Zhejiang Sunmy is a variable interest entity for which the Company is not the primary beneficiary as the Company does not have a majority of the board seats and does not have power to direct or significantly influence the actions of the entity. The activities of Zhejiang Sunmy are accounted for under the equity method whereby the Company absorbs any loss or income generated by Zhejiang Sunmy according to the Company’s percentage ownership. At September 30, 2017 and December 31, 2016, the investment is reflected as a long-term asset on the Company’s consolidated balance sheet which represents the investment and maximum loss exposure in Zhejiang Sunmy, net of the Company’s portion of any generated loss or income. On July 24, 2017, the Company and Beijing Medfron Medical Technologies Co., Ltd. agreed to dissolve Zhejiang Sunmy, subject to approval by applicable Chinese regulatory authorities.

5. Stock-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan, or 2013 Plan, under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan, or 2004 Plan. A total of 2,500,000 shares of common stock were initially reserved for issuance under the 2013 Plan. At the annual meeting of stockholders held in June 2017, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of common stock reserved for issuance under the plan by 1,200,000 shares. In addition, “returning shares” that may become available from time to time are added back to the plan. “Returning shares” are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2004 Plan, all outstanding stock awards granted under the 2004 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan. As of September 30, 2017, 1,250,592 shares remain available for future grant under the 2013 Plan.

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

Stock Options

Options granted under the 2013 Plan and the 2004 Plan have terms of ten years from the date of grant and generally vest over a three or four year period. The exercise price of all options granted through September 30, 2017 and in 2016 was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of September 30, 2017 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	4,432,017	3.47
Granted	1,160,000	6.08
Exercised	(36,512)	3.31
Cancelled	(7,400)	7.76
Outstanding at September 30, 2017	5,548,105	$4.02
Exercisable at September 30, 2017	4,245,595	$3.46

During the nine months ended September 30, 2017 and 2016, 36,512 and 172,585 options were exercised, from which gross proceeds of $120,738 and $829,525 were received, respectively.

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

For the nine months ended September 30, 2017, an aggregate of 15,153 shares were issued under the ESPP. As of September 30, 2017, there are 183,972 shares available for future issuance under the ESPP.

Compensation Expense

Stock-based compensation expense for stock option awards and ESPP shares are reflected in total operating expenses for each respective year. For the three months ended September 30, 2017 and 2016 stock-based compensation expense related to stock options and the ESPP was $1.5 million and $1.2 million, respectively. For the nine months ended September 30, 2017 and 2016 stock-based compensation expense related to stock options and the ESPP was $3.5 million and $4.0 million, respectively.

The Company uses the Black-Scholes valuation model for determining the estimated fair value for stock-based awards granted to employees. The following table provides the assumptions used in the Black-Scholes valuation model used to estimate the fair value of options granted during the nine months ended September 30, 2017 and 2016 and to estimate the fair value of performance-based stock options as of September 30, 2017.

	Nine months ended	Nine months ended
	September 30, 2017	September 30, 2016
Stock Option assumptions:
Risk-free interest rate	1.75 - 1.92%	1.14 - 1.61%
Expected volatility of common stock	65.72 - 70.93%	75.1 - 78.46%
Dividend yield	0%	0%
Expected term (in years)	4.8 - 5.3	4.8 - 5.7
ESPP assumptions:
Risk-free interest rate	0.92%	0.45%
Expected volatility of common stock	34.9%	50.6%
Dividend yield	0.0%	0.0%
Expected term (in years)	0.5	0.5

As of September 30, 2017, there was $0.6 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.75 years, on a straight-line basis.

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

For the nine months ended September 30, 2017, the Company generated gross proceeds of $6.4 million and incurred issuance costs of $0.3 million under this agreement on sales of 1,096,922 shares of the Company’s common stock at a weighted average price of $5.79 per share. No shares of common stock were sold under this agreement in the three and nine months ended September 30, 2016. Subsequent to September 30, 2017, we have generated gross proceeds of $2.8 million on sales of 428,468 of our common stock through October 20, 2017.

Common Stock Warrants

No warrants were exercised during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, warrants to purchase 2,131,700 shares of the Company’s common stock were exercised for gross proceeds of $7.6 million. On May 10, 2017, warrants to purchase 198,020 shares expired unexercised.

As of September 30, 2017, the Company had the following warrants outstanding:

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

The following potentially dilutive outstanding securities were excluded from diluted net loss per common share because of their anti-dilutive effect:

	September 30,
	2017	2016
Stock options	5,548,105	4,980,584
Warrants	869,047	1,067,067
Total	6,417,152	6,047,651

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We have incurred significant net losses since our inception. As of September 30, 2017, we had an accumulated deficit of $339.9 million and expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

•	Consider strategic partnerships with one or more leading pharmaceutical companies to complete late-stage product development and successfully commercialize our products.

We develop and maintain relationships with pharmaceutical companies that are therapeutic category leaders. Upon completion of proof-of-concept Phase 2 clinical trials, we intend to discuss strategic alliances with leading pharmaceutical companies who seek late-stage product candidates, such as MN-166, MN-001, MN-221 and MN-029, which could support further clinical development and product commercialization.

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

Zhejiang Sunmy is a variable interest entity for which we are not the primary beneficiary as we do not have a majority of the board seats and we do not have power to direct or significantly influence the actions of the entity. We therefore account for the activities of Zhejiang Sunmy under the equity method whereby we absorb any loss or income generated by Zhejiang Sunmy according to our percentage ownership. At September 30, 2017, we reflect a long-term asset on our consolidated balance sheet which represents our investment in Zhejiang Sunmy, net of our portion of any generated loss or income. On July 24, 2017, the Company and Beijing Medfron Medical Technologies Co., Ltd. agreed to dissolve Zhejiang Sunmy, subject to approval by applicable Chinese regulatory authorities.

Upon completion of proof-of-concept Phase 2 clinical trials, we intend to discuss strategic alliances with leading pharmaceutical or biotechnology companies who seek late stage product candidates which could support further clinical development and product commercialization.

Depending on decisions we may make as to further clinical development, we may seek to raise additional capital. We may also pursue potential partnerships and potential acquirers of license rights to our programs in markets outside the United States.

Revenues and Cost of Revenues

In October 2011, we entered into an agreement with Kissei to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, we are responsible for all costs incurred and to be incurred in the performance of these services. Certain of the development services were completed in 2013 and 2012, and the remaining services are expected to be delivered and completed at a future date. We assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, which was research and development services. The $2.5 million was initially recorded as deferred revenue of which $0.8 million was recognized through 2013. No revenue associated with the Kissei agreement was recorded for the three and nine months ended September 30, 2017 and 2016.

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

The following table summarizes our research, development and patent expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
External development expense:
MN-221	$2	$3	$7	$7
MN-166	290	187	714	584
MN-001	175	60	279	244
MN-029	1	1	2	2
Total external development expense	468	251	1,002	837
R&D personnel expense	682	533	1,732	1,729
R&D facility and depreciation expense	14	15	43	43
Patent expenses	66	58	215	219
Other R&D expense	38	33	74	100
Total research, development and patent expense	$1,268	$890	$3,066	$2,928

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

A total of 2,500,000 shares of common stock were initially reserved for issuance under the 2013 Plan. At the annual meeting of stockholders held in June 2017, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of common stock reserved for issuance under the plan by 1,200,000 shares. As of September 30, 2017, 1,250,592 shares remain available for future grant under the 2013 Plan.

Goodwill and Purchased Intangibles

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets of an acquired business. The allocation of purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets as a portion of the purchase price can only be allocated to goodwill in a business combination. Goodwill and intangible assets deemed to have indefinite lives, such as in-process research and development or IPR&D are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets that have finite useful lives require the use of estimates and the exercise of judgment. These judgments can significantly affect our net operating results. As of September 30, 2017, goodwill and in-process research and development, or IPR&D, were $9.6 million and $4.8 million, respectively.

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

Results of Operations

Comparison of the three months ended September 30, 2017 and 2016

Research, Development and Patent Expenses

Research, development and patent expenses were $1.3 million and $0.9 million for the three months ended September 30, 2017 and 2016, respectively. This $0.4 million increase was due to an increase in clinical trial activities related to the MN-001 and MN-166 trials in the three months ended September 30, 2017, compared to the same period in 2016.

General and Administrative

General and administrative expenses were $2.5 million and $2.0 million for the three months ended September 30, 2017 and 2016, respectively. The increase of $0.5 million was driven by primarily by higher stock compensation expense for performance-based stock options as well as an increase in legal fees related to the Company’s SEC filings and other legal matters for the three months ended September 30, 2017 relative to the same period in 2016.

Comparison of the nine months ended September 30, 2017 and 2016

Research, Development and Patent Expenses

Research, development and patent expenses were $3.1 million and $2.9 million for the nine months ended September 30, 2017 and 2016, respectively. This $0.2 million increase was due to an increase in clinical trial activities related to the MN-001 and MN-166 trials in the nine months ended September 30, 2017, compared to the same period in 2016.

General and Administrative

General and administrative expenses were $6.6 million and $6.5 million for the nine months ended September 30, 2017 and 2016, respectively. The increase of $0.1 million was driven by an increase in legal fees related to the Company’s SEC filings and other legal matters.

Liquidity and Capital Resources

Net cash used in operating activities during the nine months ended September 30, 2017 was $5.9 million compared to $5.5 million during the same period in 2016. Net cash used in operating activities primarily reflects the net loss for those periods, which was partially offset by non-cash stock-based compensation expense and changes in operating assets and liabilities.

Net cash provided by financing activities was $6.3 million during the nine months ended September 30, 2017 compared to $8.4 million during the same period in 2016. Net cash provided by financing activities during the nine months ended September 30, 2016 was primarily due to the exercise of 2,131,700 warrants and 172,585 stock options for gross proceeds of $7.6 million and $0.8 million, respectively. Net cash provided by financing activities during the nine months ended September 30, 2017 is primarily due to the issuance of 1,096,922 shares of common stock under the at-the-market sales agreement for net proceeds of $6.1 million. Cash proceeds from financing activities are used for working capital and general corporate purposes.

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

For the nine months ended September 30, 2017, we generated gross proceeds of $6.4 million and incurred issuance costs of $0.3 million under this agreement on sales of 1,096,922 shares of our common stock at a weighted average price of $5.79 per share. Subsequent to September 30, 2017, we have generated gross proceeds of $2.8 million on sales of 428,468 of our common stock through October 20, 2017. No shares of common stock were sold under this agreement in the nine months ended September 30, 2016.

Additionally, on September 22, 2017, we filed a shelf registration statement (the “Shelf Registration Statement”) on Form S-3 with the SEC that was declared effective by the SEC on October 2, 2017, which permits us to offer up to $200 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time. Our Shelf Registration Statement is intended to provide us with additional flexibility to access capital markets for general corporate purposes, which may include, among other purposes, working capital, capital expenditures, other corporate expenses and acquisitions of assets, licenses, products, technologies or businesses.

As of September 30, 2017, we had available cash and cash equivalents of $24.5 million and working capital of $23.3 million. As of the date of this report, we believe we have working capital sufficient to fund operations at least through December 31, 2019. However, we cannot provide assurance that these capital resources will be sufficient to conduct all of our research and development programs as planned.

Off-Balance Sheet Arrangements

At September 30, 2017, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

Cash and cash equivalents as of September 30, 2017 were $24.5 million and were primarily invested in money market interest bearing accounts and money market funds. A hypothetical 10% adverse change in the average interest rate on our cash and cash equivalents would have had no material effect on net loss for the three and nine months ended September 30, 2017.

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

We are not involved in any material legal proceedings as of September 30, 2017. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5.	OTHER INFORMATION.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

10.1

Sublease, by and between MediciNova, Inc. and Cardinal Health 127 Inc., dated August 31, 2017 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 7, 2017).

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

101

The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: October 23, 2017	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D.
President and Chief Executive Officer
(on behalf of the registrant and
as the registrant’s Principal Executive Officer)

	By:	/s/ Ryan Selhorn
Ryan Selhorn
Chief Financial Officer
(on behalf of the registrant and
as the registrant’s Principal Financial Officer)