Form 10-K
period 2017-12-31
MEDICINOVA INC
filed 2018-02-13
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.           to

Commission file number: 001-33185

MEDICINOVA, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0927979
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4275 Executive Square, Suite 300, La Jolla, CA	92037
(Address of Principal Executive Offices)	(Zip Code)

(858) 373-1500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $172,754,300 based on the closing price of the registrant’s common stock on The NASDAQ Global Market of $5.26 per share on June 30, 2017. Shares of common stock held by each executive officer and director and each affiliated entity has been excluded from this calculation. This determination of affiliate status may not be conclusive for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 12, 2018 was 40,928,546.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2018 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

ii

MEDICINOVA, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2017

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

Item 1. Business

Overview

We are a biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of serious diseases with unmet medical needs and a commercial focus on the United States market. Our current strategy is to focus our development activities on MN-166 (ibudilast) for neurological disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS), glioblastoma, and substance dependence and addiction (e.g., methamphetamine dependence, opioid dependence, and alcohol dependence), and MN-001 (tipelukast) for fibrotic diseases such as nonalcoholic steatohepatitis (NASH) and idiopathic pulmonary fibrosis (IPF). Our pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma and MN-029 (denibulin) for solid tumor cancers.

MN-166 (ibudilast) is currently in development for several different neurological diseases as described below.

•Progressive Multiple Sclerosis: We completed a Phase 2b clinical trial of MN-166 (ibudilast) for the treatment of relapsing multiple sclerosis (MS), in which positive safety and neuroprotective efficacy indicators were observed. The data from this trial indicated that MN-166 (ibudilast) may have potential in the treatment of progressive MS.

We partnered with investigators on a Phase 2b clinical trial of MN-166 (ibudilast) in primary progressive and secondary progressive MS which was conducted by NeuroNEXT and funded by the National Institute of Health’s (NIH) National Institute of Neurological Diseases and Stroke (NINDS). The progressive MS trial completed randomization of 255 subjects in 2015, which exceeded the goal of 250 subjects that were planned for participation. In October 2017, we announced the presentation of positive top-line results from the SPRINT-MS Phase 2b clinical trial of MN-166 (ibudilast) in progressive MS. The trial achieved both primary endpoints of whole brain atrophy and safety and tolerability.  MN-166 (ibudilast) demonstrated a statistically significant 48% reduction in the rate of progression of whole brain atrophy compared to placebo (p=0.04) as measured by MRI analysis using brain parenchymal fraction (BPF) and there was not an increased rate of serious adverse events in the MN-166 (ibudilast) group compared to the placebo group. In February 2018, we announced the presentation of positive clinical efficacy trends from this trial regarding the important secondary endpoint of confirmed disability progression. MN-166 (ibudilast) demonstrated a 26% reduction in the risk of confirmed disability progression compared to placebo (hazard ratio = 0.74), as measured by EDSS (Expanded Disability Status Scale).

The United States Food and Drug Administration (FDA) has granted Fast Track designation for the development of MN-166 (ibudilast) for the treatment of patients with progressive MS.

•Amyotrophic Lateral Sclerosis (ALS): We initiated a clinical trial of MN-166 (ibudilast) in amyotrophic lateral sclerosis (ALS) in the second half of 2014, and this trial was completed during the second half of 2017. In December 2017, we announced positive top-line results from this trial. The trial achieved the primary endpoint of safety and tolerability. In addition, there was a higher rate of responders on the ALSFRS-R total score in the MN-166 (ibudilast) group compared to the placebo group. The Amyotrophic Lateral Sclerosis Functional Rating Scale-Revised (ALSFRS-R) total score measures the functional activity of an ALS subject.

We have collaborated with Massachusetts General Hospital (MGH) to conduct a clinical trial to study the effects of MN-166 (ibudilast) on reducing brain microglial activation in ALS subjects which can be monitored by a biomarker. This ongoing clinical trial, which we refer to as the ALS / Biomarker study, will also evaluate several clinical outcomes.

The FDA has granted Fast Track designation to MN-166 (ibudilast) for the treatment of ALS as well as Orphan-Drug designation for the treatment of ALS, which will provide seven years of marketing exclusivity if it is approved for ALS. The European Commission also granted Orphan Medicinal Product Designation for MN-166 (ibudilast) for the treatment of ALS.

•Substance Dependence and Addiction: In the area of addiction, the National Institute on Drug Abuse (NIDA) has funded a Phase 2 clinical trial studying the use of MN-166 (ibudilast) for the treatment of methamphetamine addiction. In collaboration with UCLA, this clinical trial commenced in 2013 and enrollment was completed in September 2017. We expect results of this trial during the first quarter of 2018. In November 2017, we announced a collaboration with Oregon Health & Science University to initiate a biomarker study for evaluating MN-166 (ibudilast) in methamphetamine use disorder.

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

•Glioblastoma: We are planning to initiate clinical development to evaluate MN-166 (ibudilast) for the treatment of glioblastoma. In June 2017, we announced positive results from an animal model study that examined the potential clinical efficacy of MN-166 (ibudilast) for the treatment of glioblastoma. Results were presented at the 2017 American Society of Clinical Oncology (ASCO) Annual Meeting.

MN-001 (tipelukast) is currently in development for fibrotic diseases including nonalcoholic steatohepatitis (NASH) and idiopathic pulmonary fibrosis (IPF), which are described below.

•Nonalcoholic Steatohepatitis (NASH) and Nonalcoholic Fatty Liver Disease (NAFLD): A clinical trial is currently ongoing to investigate MN-001 (tipelukast) for the treatment of hypertriglyceridemia in NASH and NAFLD patients. We announced positive results of MN-001 (tipelukast) in two different NASH mouse models in 2014 and we opened the IND (Investigational New Drug) application for MN-001 (tipelukast) for the treatment of NASH with the FDA in 2015. The FDA subsequently granted Fast Track designation to MN-001 (tipelukast) for the treatment of patients with NASH with fibrosis.

•Idiopathic Pulmonary Fibrosis (IPF): A Phase 2 clinical trial of MN-001 (tipelukast) to treat moderate to severe IPF is currently enrolling patients. In 2014, we announced positive results of MN-001 (tipelukast) in a mouse model of pulmonary fibrosis. The FDA subsequently granted Orphan-Drug designation to MN-001 (tipelukast) for treatment of IPF which will provide seven years of marketing exclusivity if MN-001 (tipelukast) is approved for IPF. The FDA granted Fast Track designation to MN-001 (tipelukast) for the treatment of patients with IPF in September 2015.

We completed a Phase 2 clinical trial of MN-221 for the treatment of acute exacerbations of asthma treated in the emergency room and conducted an End-of-Phase 2 meeting with the United States Food and Drug Administration (FDA) in October 2012. In that meeting, the FDA identified the risk/benefit profile of MN-221 as a focal point for further development and advised that a clinical outcome, such as a reduction in hospitalizations, would need to be a pivotal trial primary endpoint. We believe the appropriate clinical development for MN-221 will involve conducting dose regimen and acute exacerbations of asthma trial design optimization studies prior to commencing pivotal trials. We are working to identify a partner for financial support before further clinical development is commenced.

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

Our Strategy

Our goal is to build a sustainable biopharmaceutical business through the successful development of differentiated products for the treatment of serious diseases with unmet medical needs in high-value therapeutic areas. Key elements of our strategy are as follows:

•Pursue the development of MN-166 (ibudilast) for multiple potential indications with the support of non-dilutive financings.

We intend to advance our diverse MN-166 (ibudilast) program through a combination of investigator-sponsored clinical trials, trials funded through government grants or other grants, and trials funded by us. In addition to providing drug supply and regulatory support, we are funding portions of the consortium-sponsored trials. For example, we contributed financially to the Secondary and Primary Progressive Ibudilast NeuroNEXT Trial in Multiple Sclerosis (SPRINT-MS) Phase 2b clinical trial of MN-166 (ibudilast) for the treatment of progressive MS, which was primarily funded by the NIH. In addition, we contributed financially to the clinical trial of MN-166 (ibudilast) for the treatment of ALS as well as the ongoing ALS / Biomarker study. We intend to pursue additional strategic alliances to help support further clinical development of MN-166 (ibudilast).

•Pursue the development of MN-001 (tipelukast) for fibrotic diseases such as NASH and IPF.

We intend to advance development of MN-001 (tipelukast) through a variety of means, which may include investigator-sponsored trials with or without grant funding as well as trials funded by us.

•Consider strategic partnerships with one or more leading pharmaceutical companies to complete late-stage product development and successfully commercialize our products.

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

Our product acquisitions have focused primarily on product candidates with significant preclinical and early clinical testing data that have been developed by the licensors outside of the United States. We utilize the existing data in preparing Investigational New Drug (INDs) Applications or their foreign equivalents, and in designing and implementing additional preclinical or clinical trials to advance the development programs in the United States or abroad.

Following are the details of our product development programs:

MN-166 (ibudilast)

MN-166 (ibudilast) is a novel, first-in-class, oral, anti-inflammatory and neuroprotective agent. MN-166 (ibudilast) inhibits macrophage migration inhibitory factor (MIF) and certain phosphodiesterases (PDEs). MN-166 (ibudilast) also attenuates activated glia cells, which play a major role in certain neurological conditions. While it has been in use for more than 20 years in Japan and Korea for the treatment of asthma and post-stroke dizziness, we are developing MN-166 (ibudilast) for the treatment of primary progressive and secondary progressive MS, ALS, glioblastoma, and substance dependence. We licensed MN-166 (ibudilast) from Kyorin Pharmaceuticals (Kyorin) in 2004.

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

The FDA has granted Orphan-Drug designation to MN-166 (ibudilast) for the treatment of ALS, which will provide seven years of marketing exclusivity if it is approved for ALS in the U.S. The European Commission also granted Orphan Medicinal Product Designation for MN-166 (ibudilast) for the treatment of ALS which offers potential benefits including 10 years of marketing exclusivity if it is approved for ALS in Europe.

We have filed patent applications for multiple uses of MN-166 (ibudilast) for the treatment of neurological conditions. Some of the patent estate has received allowance in the United States and foreign countries. For example, we have been granted separate U.S. patents that cover the use of MN-166 (ibudilast) for the treatment of progressive MS, for the treatment of ALS, and for the treatment of drug addiction or dependence.

Primary and Secondary Progressive Multiple Sclerosis: MS is a complex disease with predominantly unknown etiology and affects approximately 2.3 million people worldwide, according to the National Multiple Sclerosis Society, or NMSS. Also, according to NMSS, approximately 85 percent of people with MS are initially diagnosed with relapsing-remitting MS, or RRMS, and most people who are initially diagnosed with RRMS will eventually transition to secondary progressive MS, or SPMS. About 15 percent of people with MS are diagnosed with primary progressive MS, or PPMS. There is only one approved drug for PPMS and it is administered by intravenous infusion. There are no approved drugs generally considered safe and efficacious for SPMS in the absence of relapses. There is a significant medical need for a safe, effective, and conveniently administered therapy for patients with PPMS and SPMS. MN-166 (ibudilast) may meet these needs.

Based on promising results from a Phase 2 trial in relapsing MS completed in 2008, investigators from NeuroNEXT, a NIH-funded Phase 2 clinical trial network, evaluated MN-166 (ibudilast) in PPMS and SPMS patients in the United States. SPRINT-MS is the name of the Phase 2b, randomized, double-blind, placebo-controlled trial that evaluated the safety and tolerability of MN-166 (ibudilast) (up to 100 mg/day) in PPMS and SPMS patients. Recruitment and enrollment at 28 medical centers in the United States commenced in late 2013 and randomization of 255 subjects was completed in June 2015. In October 2017, we announced the presentation of positive top-line results from the SPRINT-MS Phase 2b clinical trial of MN-166 (ibudilast) in progressive MS. The trial achieved both primary endpoints of whole brain atrophy and safety and tolerability.  MN-166 (ibudilast) demonstrated a statistically significant 48% reduction in the rate of progression of whole brain atrophy compared to placebo (p=0.04) as measured by MRI analysis using brain parenchymal fraction (BPF) and there was not an increased rate of serious adverse events in the MN-166 (ibudilast) group compared to the placebo group. In February 2018, we announced the presentation of positive clinical efficacy trends from this trial regarding the important secondary endpoint of confirmed disability progression. MN-166 (ibudilast) demonstrated a 26% reduction in the risk of confirmed disability progression compared to placebo (hazard ratio = 0.74), as measured by EDSS (Expanded Disability Status Scale. We were granted Fast Track designation from the FDA for MN-166 (ibudilast) for the treatment of progressive MS in 2016.

Amyotrophic Lateral Sclerosis (ALS): ALS, also known as Lou Gehrig’s disease, is a progressive neurodegenerative disease that affects nerve cells in the brain and the spinal cord. The nerves lose the ability to trigger specific muscles, which causes the muscles to become weak. As a result, ALS affects voluntary movement and patients in the later stages of the disease may become totally paralyzed. Life expectancy of an ALS patient is usually two to five years. According to the ALS Association, there are approximately 20,000 ALS patients in the United States and approximately 6,000 people in the United States are diagnosed with ALS each year.

We have worked with Carolinas Neuromuscular/ALS-MDA Center at Carolinas HealthCare System Neurosciences Institute, which has conducted a clinical trial of MN-166 (ibudilast) in ALS. The trial was a randomized, double-blind, placebo-controlled study which included a six-month treatment period followed by a six-month open-label extension. The study evaluated the safety and tolerability of MN-166 (ibudilast) 60 mg/day versus placebo when administered in combination with riluzole in subjects with ALS, as well as several efficacy endpoints. Subject enrollment began in October 2014.

In December 2015, we announced that the FDA granted Fast Track designation to MN-166 (ibudilast) for the treatment of patients with ALS. In March 2016, we announced that we received a Notice of Allowance from the United States Patent and Trademark Office (PTO) for a new patent which covers MN-166 (ibudilast) for the treatment of amyotrophic lateral sclerosis (ALS). In April 2016, we announced that interim efficacy data from a mid-study analysis of the clinical trial of MN-166 (ibudilast) in ALS was presented at the American Academy of Neurology (AAN) 68th Annual Meeting.

In December 2017, we announced positive top-line results from the ALS trial at Carolinas Neuromuscular/ALS-MDA Center. The trial achieved the primary endpoint of safety and tolerability. In addition, there was a higher rate of responders on the ALSFRS-R total score in the MN-166 (ibudilast) group compared to the placebo group. The Amyotrophic Lateral Sclerosis Functional Rating Scale-Revised (ALSFRS-R) total score measures the functional activity of an ALS subject. There was also a higher rate of responders on the ALSAQ-5 score in the MN-166 (ibudilast) group compared to the placebo group. The Amyotrophic Lateral Sclerosis Assessment Questionnaire (ALSAQ-5) score measures the physical mobility, activities of daily living and independence, eating and drinking, communication, and emotional functioning of an ALS subject.

In October 2016, we announced that the FDA granted Orphan-Drug designation to MN-166 (ibudilast) for the treatment of ALS, which will provide seven years of marketing exclusivity if it is approved for ALS. In December 2016, we announced that the European Commission granted Orphan Medicinal Product Designation for MN-166 (ibudilast) for the treatment of ALS.

In February 2016, we entered into an agreement to collaborate with Massachusetts General Hospital (MGH) to study the effects of MN-166 (ibudilast) on reducing brain microglial activation in ALS subjects measured by a positron emission tomography (PET) biomarker. This ongoing clinical trial, which we refer to as the ALS / Biomarker study, will also evaluate safety and tolerability as well as several clinical outcomes including ALS functional rating scale (ALSFRS-R), slow vital capacity (SVC), and muscle strength measured by hand-held dynamometry (HHD).

Methamphetamine Addiction: Methamphetamine is a central nervous system stimulant drug that is similar in structure to amphetamine. It is a Schedule II drug, meaning that it has high abuse potential and low therapeutic potential. According to the Substance Abuse and Mental Health Services Administration’s (SAMHSA) 2016 National Survey on Drug Use and Health, there are approximately 684,000 people aged 12 or older with methamphetamine use disorder (includes those with dependence or abuse) in the United States. According to the Rand Corporation, the estimate of the economic burden in the United States of methamphetamine use, based on the most recent year for which data are available, is approximately $23.4 billion. Currently, there is no pharmaceutical treatment approved for methamphetamine dependence. Based on non-clinical results of the effects of MN-166 (ibudilast) in an animal model of methamphetamine relapse, investigators at UCLA conducted a Phase 1b clinical trial funded by NIDA to examine the safety and preliminary efficacy of MN-166 (ibudilast) in non-treatment-seeking, methamphetamine-dependent users in an inpatient trial that was completed in 2012. Subsequently, UCLA investigators received NIDA grant funding for a Phase 2 clinical trial to evaluate MN-166 (ibudilast) in methamphetamine-dependent users in an outpatient trial setting that commenced in 2013. Enrollment in this trial was completed in September 2017 and we expect results of this trial during the first quarter of 2018. In November 2017, we announced a collaboration with Oregon Health & Science University to initiate a biomarker study to evaluate MN-166 (ibudilast) in methamphetamine use disorder. We were granted Fast Track designation from the FDA for MN-166 (ibudilast) for the treatment of methamphetamine dependence in 2013.

Opioid Withdrawal and Dependency: According to the SAMHSA’s 2016 National Survey on Drug Use and Health, there are approximately 1.8 million people aged 12 or older with pain reliever use disorder (includes those with dependence or abuse) and approximately 626,000 people aged 12 or older with heroin use disorder (includes those with dependence or abuse) in the United States. Access to prescription opioids has recently become more difficult due to more stringent policies on prescribing opioids. An unintended consequence of this policy is increased use of heroin. Heroin is attractive to prescription opioid addicts because it is less expensive and more accessible than prescription opioids. Heroin poses serious health issues, such as risk of HIV and Hepatitis C infection, overdose and death (Knopf, 2012). The economic costs of nonmedical use of prescription opioids in the United States. in 2006 (Hansen et al., 2011), the most recent year for which data is available, was estimated to total more than $50 billion annually, with lost productivity and crime accounting for 94% of the total economic burden. There is an urgent, significant unmet medical need for a safe, effective non-addictive, non-opioid therapy for the treatment of prescription opioid and heroin addiction. Investigators at Columbia University and NYSPI previously completed a NIDA-funded, double-blind, randomized, placebo-controlled in-unit Phase 1b/2a clinical trial to evaluate the ability of MN-166 (ibudilast) to reduce opioid withdrawal symptoms in humans. Subsequently, investigators at Columbia University and NYSPI conducted a NIDA-funded Phase 2a clinical trial of MN-166 (ibudilast) for the treatment of prescription opioid or heroin dependency. In March 2016, we announced that positive findings from the results of this completed study in opioid dependence were presented at the Behavior, Biology and Chemistry: Translational Research in Addiction Meeting.

Alcohol Addiction: According to SAMHSA’s 2016 National Survey on Drug Use and Health, there are approximately 15.1 million people aged 12 or older with alcohol use disorder (includes those with dependence or abuse) in the United States. The Centers for Disease Control and Prevention (CDC) reports that excessive alcohol use cost the United States $249 billion in 2010, the latest year for which complete data are available. Currently, medicines approved by the FDA to treat alcohol dependence include Antabuse®, Vivitrol®, Campral® and Revia®. However, the search for a safe and effective drug remains elusive due to limited success of these FDA-approved compounds (Witkiewitz et al., 2012). In a non-clinical trial (Bell et al., 2013), MN-166 (ibudilast) was examined in rats and mice and was found to reduce alcohol drinking in alcohol-preferring P rats and high-alcohol drinking (HAD1) rats by 50%, and in mice made dependent on alcohol at doses which had no effect on non-dependent mice. Investigators at UCLA received funding from the NIAAA to conduct a study to evaluate MN-166 (ibudilast) in a randomized, double-blind, placebo-controlled within-subject crossover design to determine the safety, tolerability and initial human laboratory efficacy of MN-166 (ibudilast) in a sample of 24 non-treatment seeking individuals with either alcohol abuse or dependence. The study was initiated in early 2014 and completed enrollment of 24 subjects in June 2015. Results of the alcohol dependence study were presented at the American College of Neuropsychopharmacology (ACNP)’s 54th Annual Meeting in December 2015. MN-166 (ibudilast), but not placebo, significantly decreased basal, daily alcohol craving over the course of the study (p<0.05). MN-166 (ibudilast) did not affect cue- and stress-induced alcohol craving. However, MN-166 (ibudilast) increased positive mood during both the cue reactivity and stress procedures. MN-166 (ibudilast) was safe and well-tolerated during the study.

Glioblastoma: Malignant primary brain tumors represent the most frequent cause of cancer death in children. According to the American Association of Neurological Surgeons, glioblastoma (GBM) is an aggressive, extremely lethal form of brain malignancy that develops from glial cells (astrocytes and oligodendrocytes) and rapidly grows and commonly spreads into nearby brain tissue. GBM is classified as Grade IV, the highest grade, in the World Health Organization (WHO) brain tumor grading system. The American Brain Tumor Association reports that GBM represents 15% of all primary brain tumors and 55% of all gliomas and has the highest number of cases of all malignant tumors, with an estimated 12,390 new cases predicted for 2017. Despite decades of advancements in neuroimaging, neurosurgery, chemotherapy, and radiation therapy, only modest improvements have been achieved and the prognosis has not improved for individuals diagnosed with GBM. Median survival of GBM patients is 14.6 months. In June 2017, we announced positive results from an animal model study that examined the potential clinical efficacy of MN-166 (ibudilast) for the treatment of GBM which were presented at the 2017 American Society of Clinical Oncology (ASCO) Annual Meeting. Results of the GBM mouse model study showed that median survival was higher in the group that received combination treatment with MN-166 (ibudilast) plus temozolomide (TMZ) compared to the group that received TMZ alone.

MN-221 (bedoradrine)

MN-221 (bedoradrine) is a novel, highly selective ß2-adrenergic receptor agonist which has been developed for the treatment of acute exacerbations of asthma. We licensed MN-221 from Kissei Pharmaceutical Co., Ltd. (Kissei) in February 2004. Current inhaled beta-agonist treatments for asthma exacerbations are limited by bronchoconstriction or insufficient airflow due to inflammation and airway constriction, which reduces the amount of inhaled drug that can get into the lungs. In addition, the amount of inhaled treatments a patient can tolerate is limited due to the potential for cardiovascular side effects (e.g. increased heart rate).

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

Acute Exacerbation of Asthma: According to the most recent data available from the United States National Center for Health Statistics, there were 1.75 million emergency department visits, 439,000 hospitalizations, and

3,404 deaths due to asthma in 2010. According to the United States National Heart, Lung and Blood Institute, the direct costs associated with hospital care due to asthma were estimated at $5.5 billion in the United States in 2010.

We completed a Phase 2b randomized, double-blind, placebo-controlled clinical trial (N=175) evaluating MN-221 in patients with acute exacerbations of asthma in the emergency department setting. MN-221 did not statistically meet the primary endpoint, improvement in FEV1 (Forced Expiratory Volume in One Second) compared to placebo. However, MN-221 treatment demonstrated statistically significant improvements in endpoints associated with Dyspnea Index scores. MN-221 treatment significantly increased (improved) the change from baseline in Dyspnea Index scale score over Hours 0-3 compared to placebo (based on AUC [0-3 hr], p = 0.0405), significantly increased the change from baseline in Dyspnea Index scale scores at Hour 2 compared to placebo (based on mean score, p = 0.0042), and significantly increased the percentage of subjects who had improvement in the Dyspnea Index score ≥ 1 point at Hour 2 compared to placebo (p = 0.0323). A post-hoc analysis was performed to evaluate the Treatment Failure rate defined as the number of subjects who were either hospitalized or who returned to the emergency department during the course of the study. In subjects who received corticosteroids greater than 3 hours prior to study drug infusion, the number of treatment failures was significantly greater in the placebo group (74%) versus the MN-221 group (43%), p=0.0489. No safety/tolerability issues of clinical significance were observed.

In October 2012, we met with the FDA to review future development of this product candidate. The FDA identified the risk/benefit profile of MN-221 as a focal point for further development and advised that a clinical outcome, such as a reduction in hospitalizations, would need to be a pivotal trial primary endpoint. We have decided that any future MN-221 development will be designed based on the feedback received from the FDA and that any future MN-221 clinical trial development for asthma will be partner-dependent from a funding perspective.

MN-001 (tipelukast)

MN-001 (tipelukast) is a novel, orally bioavailable small molecule compound which exerts its effects through several mechanisms to produce its anti-fibrotic and anti-inflammatory activity in preclinical models, including leukotriene (LT) receptor antagonism, inhibition of PDEs (mainly 3 and 4), and inhibition of 5-lipoxygenase (5-LO). The 5-LO/LT pathway has been postulated as a pathogenic factor in fibrosis development and MN-001 (tipelukast)’s inhibitory effect on 5-LO and the 5-LO/LT pathway is considered to be a novel approach to treat fibrosis. MN-001 (tipelukast) has been shown to down-regulate expression of genes that promote fibrosis including LOXL2, Collagen Type 1 and TIMP-1. MN-001 (tipelukast) has also been shown to down-regulate expression of genes that promote inflammation including CCR2 and MCP-1. In addition, histopathological data shows that MN-001 (tipelukast) reduces fibrosis in multiple animal models. We licensed MN-001 (tipelukast) from Kyorin in 2002. In addition to granting MN-001 (tipelukast) Fast Track designation for the treatment of NASH with fibrosis, the FDA has also granted MN-001 (tipelukast) Orphan-Drug designation and Fast Track designation for treatment of idiopathic pulmonary fibrosis (IPF).

Previously, we evaluated MN-001 (tipelukast) for its potential clinical efficacy in asthma and completed a Phase 2 study in asthma with positive results. MN-001 (tipelukast) has been exposed to more than 600 subjects and is considered generally safe and well-tolerated.

Nonalcoholic Steatohepatitis (NASH) and Nonalcoholic Fatty Liver Disease (NAFLD): Nonalcoholic steatohepatitis (NASH) is a condition in which there is fat in the liver along with inflammation and damage to liver cells. NASH is a common liver disease that resembles alcoholic liver disease but occurs in people who drink little or no alcohol. According to the United States National Institute of Diabetes and Digestive and Kidney Diseases (NIDDK), NASH prevalence in adults in the United States is 3-12%, and an additional 30-40% of adult Americans have nonalcoholic fatty liver disease (NAFLD). The underlying cause of NASH is unclear, but it most often occurs in persons who are middle-aged and overweight or obese. Many patients with NASH have elevated serum lipids, diabetes or pre-diabetes. Progression of NASH can lead to liver cirrhosis. Liver transplantation is the only treatment for advanced cirrhosis with liver failure. At this time, there is no treatment for NASH.

We completed a pre-clinical study evaluating MN-001 (tipelukast)’s potential clinical efficacy for the treatment of NASH. MN-001 (tipelukast) administered orally once daily (10, 30, and 100 mg/kg for three weeks) was evaluated in the STAM™ (NASH-HCC) mouse model of NASH, as measured by liver biochemistry and histopathology, NAFLD activity score, and percent of fibrosis and gene expression. MN-001 (tipelukast), in a dose-

dependent manner, significantly reduced fibrosis area compared with placebo (p<0.01) as demonstrated by a reduction in liver hydroxyproline content, supporting MN-001 (tipelukast)’s anti-fibrotic properties. MN-001 (tipelukast) significantly improved NAS (p<0.01). MN-001 (tipelukast), in this animal model, improved NASH pathology by inhibiting hepatocyte damage (p<0.01) and ballooning (p<0.01). At the same time, MN-001 (tipelukast) was also shown to reduce certain gene expression levels in the liver, thus implying that MN-001 (tipelukast) reduces the formation of fibrosis in the NASH model. We completed a second preclinical study that examined the potential clinical efficacy of MN-001 (tipelukast) for the treatment of advanced NASH. This study used mice in more advanced stages of NASH as compared to the first study of MN-001 (tipelukast) in a NASH mouse model. MN-001 (tipelukast) showed anti-NASH and anti-fibrotic effects in the advanced NASH mouse model. NAFLD activity score (NAS) was significantly reduced in the MN-001 (tipelukast)-treated group compared to the non-treated group (p<0.001). The reduction was observed consistently in all NAS components including hepatocyte ballooning score (p<0.001), lobular inflammation score (p<0.01), and steatosis score (p<0.05). Percent fibrosis area was also reduced in the MN-001 (tipelukast) treated group (p<0.01). In addition, alpha-SMA-positive staining area was significantly reduced in the MN-001 (tipelukast)-treated group (p<0.001). Collectively, these results provide compelling evidence that MN-001 (tipelukast) warrants further evaluation for the treatment of NASH in humans. We have an open IND and the FDA has approved two different Phase 2 clinical trial protocols for MN-001 (tipelukast) for the treatment of NASH in the United States. A Phase 2 clinical trial is currently ongoing to investigate MN-001 (tipelukast) for the treatment of hypertriglyceridemia in NASH patients and NAFLD patients. The FDA has granted Fast Track designation to MN-001 (tipelukast) for the treatment of patients with NASH with fibrosis.

Idiopathic Pulmonary Fibrosis (IPF): Pulmonary fibrosis (PF) is a progressive disease characterized by scarring of the lungs that thickens the lining, causing an irreversible loss of the tissue's ability to transport oxygen. The causes of PF vary and can be due to anti-cancer drug therapy or exposure to chemicals. Idiopathic pulmonary fibrosis (IPF) is one type of PF without a clear cause. According to the Pulmonary Fibrosis Foundation, IPF affects between 132,000 – 200,000 people in the United States, and an estimated 50,000 new cases are diagnosed annually. The prognosis for IPF is poor with a median survival of only two to three years following diagnosis and more than two-thirds of IPF patients die within five years.

We completed a pre-clinical study evaluating MN-001 (tipelukast)’s potential clinical efficacy for the treatment of pulmonary fibrosis. MN-001 (tipelukast), which was administered orally once daily (30, 100 and 300 mg/kg) for two weeks, was evaluated in a mouse model of bleomycin-induced pulmonary fibrosis (PF) as measured by CT evaluation of lung density, degree of pulmonary fibrosis using the Ashcroft score based on histopathological staining, and hydroxyproline content, which is an indicator of fibrosis or storage of collagen in tissue. MN-001 (tipelukast) significantly decreased the Ashcroft score compared to Vehicle group (p<0.05) after two weeks of treatment and MN-001 (tipelukast) reduced lung density when compared to the Vehicle-treated group. Moreover, lung hydroxyproline content was significantly reduced compared to the Vehicle group (p<0.01). These results show that treatment with MN-001 (tipelukast) has significant anti-fibrogenic effects in bleomycin-induced pulmonary fibrosis in mice. We have an open IND and the FDA approved a Phase 2 clinical trial protocol for MN-001 (tipelukast) for the treatment of moderate to severe IPF in the United States. A Phase 2 clinical trial of MN-001 (tipelukast) to treat moderate to severe IPF is currently ongoing at Penn State. The FDA has granted Orphan-Drug designation to MN-001 (tipelukast) for treatment of IPF. Orphan-Drug designation will provide seven years of marketing exclusivity for MN-001 (tipelukast) for the treatment of IPF if it is approved for this indication. The FDA has also granted Fast Track designation to MN-001 (tipelukast) for the treatment of patients with IPF.

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

In January 2014, we were granted a new patent from the United States Patent and Trademark Office which covers MN-029 (denibulin) di-hydrochloride. The patent, which will expire no earlier than July 2032, has claims that cover a compound, pharmaceutical composition and method of treating certain cell proliferation diseases, including solid tumors, based on denibulin di-hydrochloride. We have filed patent applications based on this U.S. patent in certain foreign countries, and most of them have been granted. We plan to pursue further development of MN-029 for the treatment of solid tumors.

  Table 1 Product Candidates and Programs—MN-166 (ibudilast)

Indication	Clinical Study	Principal Investigator /Institution /Funding Agency(s)	Status

Primary Progressive and Secondary Progressive Multiple Sclerosis	A Randomized, Double-Blind, Placebo-Controlled Study to Evaluate the Safety, Tolerability and Activity of Ibudilast (MN-166) in Subjects with Progressive Multiple Sclerosis	Robert J. Fox, M.D., M.S., FAAN Cleveland Clinic National Institute on Neurological Diseases and Stroke MediciNova, Inc.	Completed

Amyotrophic Lateral Sclerosis (ALS) ALS / Biomarker

A Single-Center, Randomized, Double-Blind, Placebo-Controlled, Six Month Clinical Trial Followed by an Open-Label Extension to Evaluate the Safety, Tolerability, and Clinical Endpoint Responsiveness of Ibudilast (MN-166) in Subjects with Amyotrophic Lateral Sclerosis (ALS)

A Biomarker Study to Evaluate MN-166 (Ibudilast) in Subjects With Amyotrophic Literal Sclerosis (ALS)

		Benjamin R. Brooks, M.D. Carolinas HealthCare System Neurosciences Institute MediciNova, Inc. Nazem Atassi, M.D., MMSc Massachusetts General Hospital MediciNova, Inc.	Completed Ongoing

Substance Dependence / Addiction:

Methamphetamine Dependence	Randomized Trial of Ibudilast for Methamphetamine Dependence	Keith Heinzerling, M.D., MPH UCLA National Institute on Drug Abuse	Ongoing

Methamphetamine Dependence / Biomarker	Effect of Ibudilast on Neuroinflammation in Methamphetamine Users	William Hoffman, M.D., Ph.D. Oregon Health & Science Univ.	Ongoing

Opioid Dependence	Effects of Ibudilast (MN-166), a Glial Activation Inhibitor, on Oxycodone Self-Administration in Opioid Abusers	Sandra D. Comer, Ph.D. Columbia University/NYSPI National Institute on Drug Abuse MediciNova, Inc.	Completed

Alcohol Dependence	Development of Ibudilast (MN-166) as a Novel Treatment for Alcoholism	Lara Ray, Ph.D. UCLA National Institute on Alcohol Abuse and Alcoholism	Completed

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

Intellectual Property and License Agreements

Since our inception in September 2000, we have entered into license agreements with pharmaceutical companies which cover our current product candidates. We have also entered into license agreements with universities which cover additional intellectual property related to our product candidates. In general, we seek to procure patent protection for our anticipated products, or obtain such protection from the relevant patents owned by our licensors. We hold licensed rights to one issued U.S. patent and 19 issued foreign patents. In addition to these licensed rights, we hold 24 issued U.S. patents and have filed 6 additional U.S. patent applications. We also hold 36 issued foreign patents and 44 pending foreign patent applications corresponding to these U.S. patents and patent applications. We are not aware of any third-party infringement of the patents owned or licensed by us and are not party to any material claims by third parties of infringement by us of such third parties’ intellectual property rights. The following is a description of our existing license agreements and intellectual property rights for each of our product candidates.

MN-166 (ibudilast)

On October 22, 2004, we entered into an exclusive license agreement with Kyorin for the development and commercialization of MN-166 (ibudilast). Kyorin is a fully integrated Japanese pharmaceutical company and is listed on the First Section of the Tokyo Stock Exchange. We obtained an exclusive, worldwide (excluding Japan, China, South Korea and Taiwan), sub-licensable license to the patent rights and know-how related to MN-166 (ibudilast) for the treatment of MS, except for ophthalmic solution formulations. MN-166 (ibudilast) is not covered by a composition of matter patent. The United States method of use patent for MN-166 (ibudilast) in MS underlying the license is set to expire on August 10, 2018. Corresponding method of use patents in certain foreign countries are set to expire on August 10, 2018. Under the terms of the agreement, we granted to Kyorin an exclusive, royalty-free, sub-licensable license to use the preclinical, clinical and regulatory databases to develop ophthalmic products incorporating the MN-166 (ibudilast) compound anywhere in the world and non-ophthalmic products incorporating the MN-166 (ibudilast) compound outside of our territory.

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

We own, co-own or hold licenses to seven issued U.S. patents and five pending U.S. patent applications as well as 22 issued foreign patents and seven pending foreign patent applications covering MN-166 (ibudilast) and its analogs. These patents and patent applications are related to our development portfolio and are primarily directed to methods of treating various indications using MN-166 (ibudilast) and its analogs.

We have been granted a U.S. patent which covers the use of MN-166 (ibudilast) for the treatment of progressive forms of MS. This patent will expire no earlier than November 2029, not including a potential extension under patent term restoration rules, and covers a method of treating PPMS or SPMS by administering MN-166 (ibudilast). Counterparts of this patent application have been granted in certain foreign jurisdictions. We have been granted a U.S. patent which covers the use of MN-166 (ibudilast) for the treatment of amyotrophic lateral sclerosis (ALS) and it expires no earlier than January 2029. We have been granted a patent which covers the use of MN-166 (ibudilast) for the treatment of drug addiction or drug dependence or withdrawal syndrome in the United States and it expires no earlier than January 2030. Counterparts of this patent application have been granted in certain foreign jurisdictions. We have been granted a patent which covers the use of MN-166 (ibudilast) for the treatment of neuropathic pain in the United States and it expires no earlier than December 2025.

MN-221 (bedoradrine)

On February 25, 2004, we entered into an exclusive license agreement with Kissei for the development and commercialization of MN-221. Kissei is a fully integrated Japanese pharmaceutical company and is listed on the Tokyo Stock Exchange. We obtained an exclusive, worldwide (excluding Japan), sub-licensable license to various patent rights and know-how related to MN-221 and other compounds disclosed or included in, or covered by, these patent rights, for all indications. This license includes an exclusive license under one U.S. patent and certain corresponding patents in foreign countries and is sub-licensable upon receipt of the written consent of Kissei. The United States composition of matter patent underlying the license issued on October 17, 2000 and it expired on February 18, 2017. Most of the corresponding composition of matter patents in various other countries also expired on February 18, 2017.

In addition to the licensed patents, we have filed patent applications in the United States and certain foreign countries regarding additional uses and formulations of MN-221. We have been granted a U.S. patent which covers the use of MN-221 for the treatment of acute exacerbations of asthma and it expires no earlier than November 2030. This patent includes claims covering the use of MN-221 (bedoradrine) in combination with a standard of care treatment regimen and covers different routes of administration, including intravenous, oral and inhalation. We have been granted a U.S. patent that covers the use of MN-221 for the treatment of irritable bowel syndrome and it expires no earlier than April 2031.

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

MN-001 (tipelukast)

On March 14, 2002, we entered into an exclusive license agreement with Kyorin for the development and commercialization of MN-001 (tipelukast). We obtained an exclusive, worldwide (excluding Japan, China, South Korea and Taiwan) sub-licensable license to the patent rights and know-how related to MN-001 (tipelukast) and its active metabolite, MN-002, disclosed and included in, or covered by, these patents, in all indications, except for ophthalmic solution formulations. This license includes an exclusive, sub-licensable license under two U.S. patents and certain corresponding patents in foreign countries. The United States composition of matter patent for MN-001 (tipelukast) underlying the license expired on February 23, 2009, and the United States composition of matter patent for MN-002 underlying the license expired on December 30, 2011. Foreign composition of matter patents for MN-001 (tipelukast) and MN-002 have also expired. We have been granted 14 U.S. patents covering certain compositions, uses and manufacturing processes associated with MN-001 (tipelukast) and MN-002. Uses covered by these patents include nonalcoholic steatohepatitis (NASH), advanced NASH with fibrosis, nonalcoholic fatty liver disease (NAFLD), steatosis, hypertriglyceridemia, hypercholesterolemia, hyperlipoproteinemia, fibrosis, ulcerative colitis, interstitial cystitis, and irritable bowel syndrome. Patent applications corresponding to these U.S. patents have been filed in certain foreign countries and some of the foreign patents have issued.

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

There can be no assurance that patent applications filed by us or others, in which we have an interest as assignee, licensee or prospective licensee, will result in patents being issued or that, if issued, any of such patents will afford protection against competitors with similar technology or products or could not be circumvented or challenged. For example, we have U.S. patents covering the method of treating progressive MS with MN-166 (ibudilast), the method of treating ALS with MN-166 (ibudilast), the method of treating drug addiction or drug dependence with MN-166 (ibudilast), and the method of treating neuropathic pain with MN-166 (ibudilast), but we do not have any composition of matter patent claims for MN-166 (ibudilast) because that patent has expired. As a result, unrelated third parties may develop products with the same API as MN-166 (ibudilast) so long as such parties do not infringe our method of use patents, other patents we have exclusive rights to through our licensors or any patents we may obtain for MN-166 (ibudilast).

In addition, if we develop certain products that are not covered by any patents, we will be dependent on obtaining market exclusivity under the new chemical entity exclusivity provisions of Hatch-Waxman Act for such products in the United States and/or data exclusivity provisions in Europe. If we are unable to obtain strong proprietary protection for our products after obtaining regulatory approval, competitors may be able to market competing generic products by taking advantage of an abbreviated procedure for obtaining regulatory clearance, including the ability to demonstrate bioequivalency to our product(s) without being required to conduct lengthy clinical trials. Certain of our license agreements provide for reduced or foregone royalties in the event of generic competition.

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

MN-166 (ibudilast) for Progressive Multiple Sclerosis (Progressive MS)

Our MN-166 (ibudilast) product candidate is in development for the treatment of progressive MS. Only one drug, mitoxantrone, is approved for the treatment of secondary progressive MS. However, mitoxantrone cannot be used on a long-term basis because of the potential for cardiac toxicity. Only one drug, Ocrevus (ocrelizumab) is approved for the treatment of primary progressive MS. Other programs in clinical development for progressive MS include Novartis’s BAF312 (siponimod), Teva’s Nerventra (laquinimod), and AB Science’s masitinib.

MN-166 (ibudilast) for Amyotrophic Lateral Sclerosis (ALS)

Our MN-166 (ibudilast) product candidate is also in development for the treatment of ALS. Riluzole and Radicava (edaravone) are approved for the treatment of ALS. We are aware of additional compounds in clinical development for the treatment of ALS at other companies including Cytokinetics, BrainStorm Cell Therapeutics Inc., AB Science, Mallinckrodt, Biogen, Neuraltus Pharmaceuticals, and Amylyx Pharmaceuticals.

MN-166 (ibudilast) for Substance Dependence and Addiction

Our MN-166 (ibudilast) product candidate is also in development for treatment of opioid dependence, methamphetamine addiction, and alcohol dependence. Current treatments for opioid withdrawal symptoms include narcotics such as generic methadone and Indivior, Inc.’s Suboxone® Film (buprenorphine + the opioid antagonist naloxone). Other products approved for opioid dependence include Alkermes’ Vivitrol® (naltrexone monthly injection), Orexo’s Zubsolv® (buprenorphine and naloxone), BioDelivery Sciences’s Bunavail® (buprenorphine and naloxone), Braeburn Pharmaceuticals Inc.’s Probuphine (buprenorphine) implant, and Indivior’s Sublocade (buprenorphine extended-release injection). Braeburn Pharmaceuticals is developing an injectable buprenorphine product for the treatment of opioid dependence. Limited non-narcotic drug candidates for opioid withdrawal symptoms exist. Britannia Pharmaceuticals Limited’s BritLofex® (Lofexidine), an a2 adrenergic receptor agonist like clonidine which may have somewhat less orthostatic hypotension limitations, was licensed to US WorldMeds LLC for development in the United States for opioid withdrawal symptoms. There are no pharmaceuticals currently approved for the treatment of methamphetamine addiction. Current treatments for alcohol dependence include Antabuse® (disulfiram), Vivitrol® (naltrexone), and generic acamprosate. We are aware of additional compounds in development for the treatment of alcohol dependence at other companies including Indivior.

MN-221 (bedoradrine) for Acute Exacerbations of Asthma

Our MN-221 product candidate has been developed for the treatment of acute exacerbations of asthma in the emergency room setting. The current standard of care for acute exacerbations of asthma is inhaled albuterol (a ß 2 -adrenergic receptor agonist), inhaled ipratropium (an anticholinergic) and oral or injected corticosteroids. In addition, subcutaneously administered terbutaline (a ß 2 -adrenergic receptor agonist) is sometimes used to treat this condition, particularly in pediatric patients.

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

MN-001 (tipelukast) for Idiopathic Pulmonary Fibrosis (IPF)

Our MN-001 (tipelukast) product candidate is also being developed for the treatment of IPF. Products approved in the United States for treatment of IPF include Roche’s (formerly InterMune) Esbriet® (pirfenidone) and Boehringer Ingelheim’s OFEV® (nintedanib). Companies working on clinical development programs for treatment of IPF include Roche, Biogen and FibroGen.

MN-029 (denibulin) for Solid Tumor Cancer

Our MN-029 product candidate is being developed for the treatment of solid tumor cancers. Roche’s Kadcyla®, a HER2-targeted antibody and microtubule inhibitor conjugate, is approved for treatment of patients with HER2-positive metastatic breast cancer who previously were treated with trastuzumab and/or a taxane. Bayer’s Stivarga®, a kinase inhibitor approved for metastatic colorectal cancer, was also approved for patients with advanced, unresectable (not subject to surgical removal) or metastatic gastrointestinal stromal tumor. Other drugs approved for solid tumor cancers include Roche’s Avastin and Xeloda, Amgen’s Xgeva, Pfizer’s Sutent, and Novartis’s Afinitor. We are aware of additional compounds in development for the treatment of solid tumor cancers at companies including Eli Lilly, Roche, Novartis, Pfizer, Amgen and Celgene.

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

United States Regulatory Approval

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

During the development of a new drug, we may request to meet with the FDA at times such as prior to submitting an IND, at the End-of-Phase 2 meeting, and before an NDA is submitted, and meetings are not limited to these certain times. The purpose of the End-of-Phase 2 meeting is to discuss the Phase 2 clinical trial results and present plans for a pivotal Phase 3 trial that, in our opinion, will support the approval of the new drug. Additional animal safety studies, formulation studies and pharmacology studies are concurrently conducted with the ongoing clinical trials. Also, in compliance with cGMP requirements, the process for manufacturing commercial quantities of the new drug is finalized, with the expectation that the quality, purity, and potency of the drug will meet standards. A sponsor may also request a Special Protocol Assessment (SPA), the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim.

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

United States patent term restoration and marketing exclusivity: Depending upon the timing, duration and specifics of the FDA approval of a drug candidate, some U.S. patents covering the product candidates may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent terms for one or more of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications of other companies seeking to reference another company’s NDA. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (ANDA) or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Pediatric exclusivity is another type of regulatory market exclusivity in the United States

Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

Regulation outside the United States: In addition to regulations in the United States, we and our strategic alliance partners will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a clinical trial application (CTA) must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed.

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

Employees

We have assembled an experienced and cohesive management and support team, with core competencies in general management, clinical development, regulatory affairs and corporate development. We have 9 full-time employees as of the date of this report. We believe that our relations with our employees are good, and we have no history of work stoppages.

Company Information

We were originally incorporated in the State of Delaware in September 2000. Our principal executive offices are located at 4275 Executive Square, Suite 300, La Jolla, CA 92037. Our telephone number is 858-373-1500. Our website is www.medicinova.com, which includes links to reports we have filed with the Securities and Exchange Commission, or SEC. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

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

We have incurred significant net losses since our inception. For the year ended December 31, 2017, we had a net loss of $11.2 million. At December 31, 2017, from inception, our accumulated deficit was $341.5 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development candidates, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own. As of December 31, 2017, we had available cash and cash equivalents of $28.0 million and working capital of $25.4 million. There can be no assurances that there will be adequate financing available to us in the future on acceptable terms, or at all. If we are unable to obtain additional financing, we may have to out-license or sell one or more of our programs or cease operations.

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

We expect our research and development expenses to increase in 2018 relative to 2017 as we continue our focus on the development of MN-166 (ibudilast) and MN-001 (tipelukast) in 2018. Our estimate of cash requirements for future operating expenses assumes that we do not incur significant additional new clinical development expenditures unless we raise additional capital and/or enter into one or more strategic alliances. We do expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing drug products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

In order to market any of our products outside of the United States, we and our strategic partners and licensees must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods beyond the requirements of the FDA and the time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States Regulatory approval in one country, including FDA approval in the United States, does not ensure regulatory approval in another. In addition, a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. A product candidate may not be approved for all indications that we request, which would limit the uses of our product and adversely impact our potential royalties and product sales, and any approval that we receive may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies.

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

Market acceptance and sales of our current or future product candidates will depend in large part on global reimbursement policies and may be affected by future healthcare reform measures, both in the United States and other key international markets. For example, continuing health care reform in the United States will control or significantly influence the purchase of medical services and products, and may result in inadequate coverage of and reimbursement for our products. Many third-party payers are pursuing various ways to reduce pharmaceutical costs, including the use of formularies. The market for our products depends on access to such formularies, which are lists of medications for which third-party payers provide reimbursement. These formularies are increasingly restricted, and pharmaceutical companies face significant competition in their efforts to place their products on formularies.

This increased competition has led to a downward pricing pressure in the industry. The cost containment measures that third-party payers, including government payers, are instituting could have a material adverse effect on our ability to operate profitably.

We are dependent on our management team, particularly our President and Chief Executive Officer, and our and experienced scientific staff, and if we are unable to retain, motivate and attract key personnel, our product development programs may be delayed and we may be unable to develop successfully or commercialize our product candidates.

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

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payers to contain or reduce the costs of health care. In the United States and in foreign jurisdictions, there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system. For example, in some countries, pricing of prescription drugs is subject to government control, and we expect to continue to see proposals to implement similar controls in the United States to continue. Another example of proposed reform that could affect our business is drug reimportation into the United States. Moreover, the pendency or approval of such proposals could result in a decrease in our stock price or our ability to raise capital or to obtain strategic partnerships or licenses. More recently, the Patient Protection and Affordable Care Act imposed numerous reforms that may impact the costs, legal requirements and potential success of our operations.

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

The Sarbanes-Oxley Act requires that we (i) maintain effective internal controls for financial reporting and disclosure controls and procedures and (ii) perform an evaluation of our internal control over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404. Our listing obligations under the JASDAQ Market of the Tokyo Stock Exchange, or TSE, also require that we comply either with Section 404 of the Sarbanes-Oxley Act or equivalent regulations in Japan and we elected to comply with Section 404. Additionally, we are subject to attestation by our independent registered public accounting firm regarding our internal controls over financial reporting as of December 31, 2017 under Japanese securities laws. Our efforts to comply with Section 404 and related regulations have required, and continue to require, the commitment of significant financial and managerial resources. We cannot be certain that a material weakness will not be identified when we test the effectiveness of our controls in the future. If a material weakness is identified, we could be subject to sanctions or investigations by NASDAQ, the SEC, the TSE or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

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

•	foreign government taxes, regulations and permit requirements;
•	United States and foreign government tariffs, trade restrictions, price and exchange controls and other regulatory requirements;
•	economic weakness, including inflation, natural disasters, war, events of terrorism or political instability in particular foreign countries;
•	fluctuations in currency exchange rates, which could result in increased operating expenses and reduced revenues, and other obligations related to doing business in another country;
•	compliance with tax, employment, immigration and labor laws, regulations and restrictions for employees living or traveling abroad;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	changes in diplomatic and trade relationships; and
•

challenges in enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States

These and other risks associated with our international operations may materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

Our ability to compete may decline if we do not adequately protect our proprietary rights.

There is the risk that our patents (both those owned by us and those in-licensed) may not provide a competitive advantage, including the risk that our patents expire before we obtain regulatory and marketing approval for one or more of our product candidates, particularly our in-licensed patents. Also, our competitors may develop products similar to ours using methods and technologies that are beyond the scope of our intellectual property rights. Composition of matter patents on APIs may provide protection for pharmaceutical products without regard to formulation, method of use, or other type of limitation. We do not have compound patent protection for the API in our MN-166 (ibudilast), MN-001 (tipelukast), and MN-221 product candidates, although we do have patent protection for a particular crystalline polymorph of MN-001 (tipelukast) and we have composition of matter protection on an analog of MN-166 (ibudilast). As a result, competitors that obtain the requisite regulatory approval will be able to offer products with the same API as found in our MN-166 (ibudilast), MN-001 (tipelukast), and MN-221 product candidates so long as such competitors do not infringe any methods of use, methods of manufacture, formulation or, in the case of MN-001 (tipelukast), specific polymorph patents that we hold or have exclusive rights to through our licensors. For example, we currently rely on method of use patents for MN-166 (ibudilast), MN-001 (tipelukast), and MN-221 although we have a compound patent for MN-029.

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

Despite the listing of our common stock on The NASDAQ Global Market and the JASDAQ Market of the Tokyo Stock Exchange in Japan, trading volume in our securities has been light and an active trading market may not develop for our common stock. In 2017, our average trading volume was approximately 70,398 shares per day on The NASDAQ Global Market and approximately 136,536 shares per day on the JASDAQ Market.

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like us in particular, have historically been highly volatile and may continue to be highly volatile in the future. For example, since the date of our initial public offering in Japan on February 8, 2005 through December 31, 2017, our common stock has traded as high as approximately $42.00 and as low as approximately $1.30. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We executed a sublease agreement for our headquarters effective December 1, 2017 (the “Sublease”) with Cardinal Health 127 Inc., the sublessor, to which Irvine Company, the master lessor, has provided its consent. The Sublease is for approximately 4,400 square feet, and has a term of four years and one month. In June 2005, we leased office space in Tokyo, Japan under a non-cancelable operating lease with an original expiration date of May 2013 and an auto-renewal two-year extension, which we have extended through May 2019, with the acceptance of the extensions for those given periods. We have no laboratory, research or manufacturing facilities, and we currently do not plan to purchase or lease any such facilities, as such services are provided to us by third-party service providers. We believe that our current facilities are adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

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

The following table sets forth the high and low sale prices per share of our common stock as reported on The NASDAQ Global Market.

	Common Stock Price
	High	Low
Fiscal year ended December 31, 2016
First quarter	$8.34	$3.50
Second quarter	$10.16	$5.66
Third quarter	$8.00	$5.65
Fourth quarter	$7.78	$6.00

Fiscal year ended December 31, 2017
First quarter	$6.60	$5.49
Second quarter	$6.26	$4.85
Third quarter	$6.60	$4.40
Fourth quarter	$7.85	$5.75

Holders of Common Stock

As of December 31, 2017, there were approximately 13,200 holders of record of our common stock.

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

Performance Measurement Comparison

The following graph illustrates the total stockholder return of an investment of $100 in cash made on December 31, 2012 in each of our common stock and two indices: the Nasdaq Composite Index and the Nasdaq Biotechnology Index.

The performance graph assumes an initial investment of $100 on December 31, 2012 and that all dividends were reinvested. No dividends have been declared nor paid on our common stock. The comparisons in the graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

This performance graph is furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act except to the extent we specifically incorporate it by reference into such filing.

Comparison of Cumulative Total Return on Investment

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
MediciNova, Inc.	$100.00	$130.49	$185.37	$216.46	$367.68	$394.51
Nasdaq Composite Index	$100.00	$138.32	$156.85	$165.84	$178.28	$228.63
Nasdaq Biotechnology Index	$100.00	$165.61	$222.08	$247.44	$193.79	$234.60

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

	Years ended December 31,
	2017	2016	2015	2014	2013
Statements of Operations Data:
Revenues	$—	$—	$—	$—	$6,003
Operating expenses:
Research, development and patent	4,224	3,519	3,017	3,260	3,366
General and administrative	8,803	7,363	5,805	5,963	6,658
Total operating expenses	13,027	10,882	8,822	9,223	10,024
Operating loss	(13,027)	(10,882)	(8,822)	(9,223)	(4,021)
Other expense	(25)	(47)	(54)	(12)	(25)
Interest expense	(1)	0	(1)	(1)	—
Other income	146	67	39	37	21
Loss before income taxes	(12,907)	(10,862)	(8,838)	(9,199)	(4,025)
Income tax benefit (expense)	1,744	(4)	(7)	4	(4)
Net loss	$(11,163)	$(10,866)	$(8,845)	$(9,195)	$(4,029)
Net loss applicable to common stockholders	$(11,163)	$(10,866)	$(8,845)	$(9,195)	$(4,029)
Basic and diluted net loss per share	$(0.32)	$(0.33)	$(0.33)	$(0.38)	$(0.19)
Shares used to compute basic and diluted net loss per share	35,137,028	32,986,740	26,578,770	24,067,781	20,697,440

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$27,992	$24,118	$22,077	$11,669	$6,700
Working capital	25,447	23,074	21,236	10,539	13,922
Total assets	43,419	39,813	37,906	27,273	29,546
Accumulated deficit	(341,456)	(330,293)	(319,427)	(310,582)	(301,387)
Total stockholders’ equity	38,642	34,532	32,753	22,011	25,426

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

Overview

Background

We are a biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of serious diseases with unmet medical needs and a commercial focus on the United States market. We were incorporated in Delaware in September 2000.

We have incurred significant net losses since our inception. For the year ended December 31, 2017, we had a net loss of $11.2 million. At December 31, 2017, from inception, our accumulated deficit was $341.5 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

Our current strategy is to focus our development activities on MN-166 (ibudilast) for neurological disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS), glioblastoma, and substance dependence and addiction (e.g., methamphetamine dependence, opioid dependence, and alcohol dependence), and MN-001 (tipelukast) for fibrotic diseases such as nonalcoholic steatohepatitis (NASH) and idiopathic pulmonary fibrosis (IPF). Our pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma and MN-029 (denibulin) for solid tumor cancers.

 Upon completion of proof-of-concept Phase 2 clinical trials, we intend to enter into discussions regarding strategic alliances with leading pharmaceutical or biotechnology companies who seek late stage product candidates to support further clinical development and product commercialization. Depending on decisions we may make as to further clinical development, we may seek to raise additional capital. We may also pursue potential partnerships and potential acquirers of license rights to our programs in markets outside the United States.

We entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Medfron Medical Technologies Co. Ltd., (formerly Beijing Make-Friend Medicine Technology Co., Ltd.) effective September 27, 2011. The joint venture agreement provides for the joint venture company, Zhejiang Sunmy Bio-Medical Co., Ltd. (Zhejiang Sunmy), to develop and commercialize MN-221 in China and search for additional compounds to develop. On July 24, 2017, the Company and Beijing Medfron Medical Technologies Co., Ltd. agreed to dissolve Zhejiang Sunmy, subject to approval by applicable Chinese regulatory authorities which was granted on December 11, 2017. At December 31, 2017, we reflect a long-term asset on our consolidated balance sheet which represents our investment in Zhejiang Sunmy, net of our portion of any generated loss or income

Revenues and Cost of Revenues

We did not recognize any revenue for the years ended December 31, 2017, 2016 or 2015.

In October 2011, we entered into an agreement with Kissei to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, we are responsible for all costs incurred and to be incurred in the performance of these services. Certain of the development services were completed in 2013 and 2012, and the remaining services are expected to be delivered and completed at a future date. We assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, which was research and development services. The $2.5 million was initially recorded as deferred revenue of which $0.8 million was recognized through 2013. No revenue was recorded in 2017, 2016 and 2015 associated with the Kissei agreement.

Research, Development and Patent Expenses

Our research, development and patent expenses consist primarily of the license fees related to our product candidates, salaries and related employee benefits, costs associated with the preclinical and clinical development of our product development programs, costs associated with non-clinical activities, such as regulatory expenses, and pre-commercialization manufacturing development activities. We use external service providers to manufacture our compounds to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. Research, development and patent expenses include fees paid to consultants, contract research organizations, contract manufacturers and other external service providers, including professional fees and costs associated with legal services, patents and patent applications for our intellectual property. Internal research and development expenses include costs of compensation and other expenses for research and development personnel, supplies, facility costs and depreciation. Research, development and patent costs are expensed as incurred, and we expect to increase such costs in 2018 as our development programs progress.

The following table summarizes our research, development and patent expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Year Ended December 31,
	2017	2016	2015
External development expense:
MN-221	$12	$6	$9
MN-166	1,055	707	802
MN-001	420	364	191
MN-029	3	3	14
Total external development expense	1,490	1,080	1,016
R&D personnel expense	2,264	1,951	1,404
R&D facility expense	57	57	55
Patent expense	311	369	356
Other R&D expense	102	62	186
Total research, development and patent expense	$4,224	$3,519	$3,017

Our goal is to build a sustainable biopharmaceutical business through the successful development of differentiated products for the treatment of serious diseases with unmet medical needs in high-value therapeutic areas. Key elements of our strategy are as follows:

•Pursue the development of MN-166 (ibudilast) for multiple potential indications with the support of non-dilutive financings.

We intend to advance our diverse MN-166 (ibudilast) program through a combination of investigator-sponsored clinical trials, trials funded through government grants or other grants, and trials funded by us. In addition to providing drug supply and regulatory support, we are funding portions of the consortium-sponsored trials. For example, we contributed financially to the Secondary and Primary Progressive Ibudilast NeuroNEXT Trial in Multiple Sclerosis (SPRINT-MS) Phase 2b clinical trial of MN-166 (ibudilast) for the treatment of progressive MS, which was primarily funded by the NIH. In addition, we contributed financially to the clinical trial of MN-166 (ibudilast) for the treatment of ALS as well as the ongoing ALS / Biomarker study. We intend to pursue additional strategic alliances to help support further clinical development of MN-166 (ibudilast).

•Pursue the development of MN-001 (tipelukast) for fibrotic diseases such as NASH and IPF.

We intend to advance development of MN-001 (tipelukast) through a variety of means, which may include investigator-sponsored trials with or without grant funding as well as trials funded by us.

•Consider strategic partnerships with one or more leading pharmaceutical companies to complete late-stage product development and successfully commercialize our products.

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

Other Income and Expense

Other income primarily consists of interest earned on our cash and cash equivalents. In 2017, 2016 and 2015, other expense primarily consists of losses from the joint venture and net foreign exchange losses related to vendor invoices denominated in foreign currencies.

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

Goodwill and Purchased Intangibles

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets of acquired businesses. The allocation of purchase price for acquisitions require extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets as a portion of the purchase price can only be allocated to goodwill in a business combination. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets that have finite useful lives require the use of estimates and the exercise of judgment. These judgments can significantly affect our net operating results. Goodwill and In-Process Research and Development, or IPR&D are considered to have indefinite lives and are carried at cost. As of December 31, 2017 and 2016, we have goodwill and IPR&D, of $9.6 million and $4.8 million, respectively.

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

Results of Operations

Comparison of the Years ended December 31, 2017 and 2016

Revenues

We did not recognize any revenue for the years ended December 31, 2017 and 2016.

Research, Development and Patent Expenses

Research, development and patent expenses for the year ended December 31, 2017 increased by $0.7 million as compared to the same period in 2016, primarily due to an increase in clinical trial activities related to the MN-001 and MN-166 trials as well as higher stock compensation expense for performance-based stock options.

General and Administrative

General and administrative expenses for the year ended December 31, 2017 increased by $1.4 million compared to the same period in 2016, primarily driven by higher stock compensation expense for performance-based stock options as well as an increase in legal fees related to the Company’s SEC filings and other legal matters.

Other Expense

Other expense for the years ended 2017 and 2016 was approximately $25,000 and $47,000, respectively. Other expense consisted of losses from the joint venture accounted for under the equity method according to our percentage ownership, and net transaction losses related to vendor invoices denominated in foreign currencies.

Other Income

Other income for the year ended December 31, 2017 was approximately $146,000, as compared to approximately $67,000 for the same period in 2016. Other income consisted of interest income on our cash and cash equivalents in 2017 and 2016.

Comparison of the Years ended December 31, 2016 and 2015

Revenues

We did not recognize any revenue for the years ended December 31, 2016 and 2015.

Research, Development and Patent Expenses

Research, development and patent expenses for the year ended December 31, 2016 increased by $0.5 million compared to the same period in 2015, primarily due to higher stock compensation expense for performance-based stock options due in part to an increase in our stock price.

General and Administrative

General and administrative expenses for the year ended December 31, 2016 increased by $1.6 million compared to the same period in 2015 primarily due to higher stock compensation expense for performance-based stock options due to an increase in our stock price as well as an increase in legal fees related to corporate matters.

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

Liquidity and Capital Resources

We incurred losses of $11.2 million, $10.9 million, and $8.8 million for the years ended December 31, 2017, 2016, and 2015, respectively. At December 31, 2017, our accumulated deficit was $341.5 million. Our operating losses to date have been funded primarily through the private placement of our equity securities, the public sale of our common stock, long-term debt, development agreements with partners and the exercise of founder’s warrants, net of treasury stock repurchases.

The following table shows a summary of our cash flows for the years ended December 31:

	2017	2016	2015
Net cash (used in) provided by:
Operating activities	(6,924)	(6,546)	(7,152)
Investing activities	—	(84)	(2)
Financing activities	10,797	8,666	17,564
Total	$3,873	$2,036	$10,410

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

For the year ended December 31, 2017, we generated gross and net proceeds of $10.3 million and $9.9 million, respectively, on sales of 1,689,436 shares of our common stock at prices ranging from $5.30 to $6.98 per share. For the year ended December 31, 2016, we generated gross and net proceeds of $264,000 and $159,529, respectively, on sales of 36,248 shares of our common stock at prices ranging from $6.90 to $7.54 per share.

Warrants

During the years ended December 31, 2017 and 2016, warrants to purchase 119,047 and 2,131,700 shares were exercised for gross proceeds of $0.4 million and $7.6 million respectively. On May 10, 2017, warrants to purchase 198,020 shares expired unexercised.

As of December 31, 2017, we have 750,000 common stock warrants outstanding at an exercise price of $3.15 per share, which expire on May 9, 2018.

Factors That May Affect Future Financial Condition and Liquidity

As of December 31, 2017, we had available cash and cash equivalents of $28.0 million and working capital of $25.4 million. As of the date of this report, we believe we have working capital sufficient to fund operations through the end of 2019.

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

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements, and to complete acquisitions of additional product candidates;
•	the time and costs involved in obtaining regulatory approvals;
•	the costs of securing manufacturing arrangements for clinical or commercial production of our product candidates;
•	the costs associated with any expansion of our management, personnel, systems and facilities;
•	the costs associated with any litigation;
•	the costs associated with the operations or wind-down of any business we may acquire;
•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights; and
•	the costs of establishing or contracting for sales and marketing capabilities and commercialization activities if we obtain regulatory approval to market our product candidates.

Other Significant Contractual Obligations

The following summarizes our scheduled long-term contractual obligations that may affect our future liquidity as of December 31, 2017 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$690	$211	$479	$—	$—
Research and development services(1)	2,351	—	2,351	—	—
Total(2)	$3,041	$211	$2,830	$—	$—

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

Off-Balance Sheet Arrangements

At December 31, 2017, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

MediciNova, Inc.

La Jolla, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MediciNova, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2015.

San Diego, California

February 13, 2018

MEDICINOVA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$27,991,743	$24,118,037
Prepaid expense and other current assets	336,580	585,810
Total current assets	28,328,323	24,703,847
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Investment in joint venture	616,657	618,330
Property and equipment, net	62,886	90,717
Other long-term assets	10,958	—
Total assets	$43,419,064	$39,813,134

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,520,225	$367,275
Accrued liabilities	1,360,744	1,262,800
Total current liabilities	2,880,969	1,630,075
Long-term deferred rent and lease liability	—	967
Deferred tax liability	201,792	1,956,000
Long-term deferred revenue	1,694,163	1,694,163
Total liabilities	4,776,924	5,281,205
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2017 and December 31, 2016; 36,452,893 and 34,523,678 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	36,453	34,525
Additional paid-in capital	380,156,510	364,886,468
Accumulated other comprehensive loss	(94,623)	(96,000)
Accumulated deficit	(341,456,200)	(330,293,064)
Total stockholders’ equity	38,642,140	34,531,929
Total liabilities and stockholders’ equity	$43,419,064	$39,813,134

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
	2017	2016	2015
Operating expenses:
Research, development and patent	$4,223,746	$3,519,172	$3,017,169
General and administrative	8,803,347	7,362,662	5,805,217
Total operating expenses	13,027,093	10,881,834	8,822,386
Operating loss	(13,027,093)	(10,881,834)	(8,822,386)
Other expense	(25,303)	(46,584)	(54,206)
Interest expense	(298)	(454)	(514)
Other income	145,508	66,647	39,386
Loss before income taxes	(12,907,186)	(10,862,225)	(8,837,720)
Income tax benefit (expense)	1,744,050	(3,754)	(7,359)
Net loss applicable to common stockholders	$(11,163,136)	$(10,865,979)	$(8,845,079)
Basic and diluted net loss per common share	$(0.32)	$(0.33)	$(0.33)
Shares used to compute basic and diluted net loss per share	35,137,028	32,986,740	26,578,770
Net loss applicable to common stockholders	$(11,163,136)	$(10,865,979)	$(8,845,079)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,377	6,765	(1,788)
Comprehensive loss	$(11,161,759)	$(10,859,214)	$(8,846,867)

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2014	220,000	$2,200	24,436,317	$24,437	$332,666,935	$(100,977)	$(310,582,006)	$22,010,589
Share-based compensation	—	—	—	—	2,025,500	—	—	2,025,500
Issuance of shares under an employee stock purchase plan	—	—	35,178	35	89,874	—	—	89,909
Issuance of common stock under at-the-market equity distribution and sales agreements	—	—	232,800	233	607,295	—	—	607,528
Issuance of common stock, net of offering costs	—	—	5,000,000	5,000	15,988,683	—	—	15,993,683
Exercise of warrants	—	—	252,200	252	872,380	—	—	872,632
Net loss	—	—	—	—	—	—	(8,845,079)	(8,845,079)
Foreign currency translation adjustments	—	—	—	—	—	(1,788)		(1,788)
Balance at December 31, 2015	220,000	2,200	29,956,495	29,957	352,250,667	(102,765)	(319,427,085)	32,752,974
Share-based compensation	—	—	—	—	3,972,533	—	—	3,972,533
Issuance of shares under an employee stock purchase plan	—	—	26,650	27	87,702	—	—	87,729
Issuance of common stock under at-the-market equity distribution and sales agreements, net of offering costs	—	—	36,248	36	159,493	—	—	159,529
Conversion of preferred stock to common stock	(220,000)	(2,200)	2,200,000	2,200	—	—	—	—
Issuance of common stock for option exercises			172,585	173	829,353	—	—	829,526
Exercise of warrants	—	—	2,131,700	2,132	7,586,720	—	—	7,588,852
Net loss	—	—	—	—	—	—	(10,865,979)	(10,865,979)
Foreign currency translation adjustments	—	—	—	—	—	6,765	—	6,765
Balance at December 31, 2016	—	—	34,523,678	34,525	364,886,468	(96,000)	(330,293,064)	34,531,929
Share-based compensation	—	—	—	—	4,474,945	—	—	4,474,945
Issuance of shares under an employee stock purchase plan	—	—	15,153	15	77,304	—	—	77,319
Issuance of common stock under at-the-market equity distribution and sales agreements, net of offering costs	—	—	1,689,436	1,689	9,889,626	—	—	9,891,315
Issuance of common stock for option exercises			105,579	105	425,908	—	—	426,013
Exercise of warrants	—	—	119,047	119	402,259	—	—	402,378
Net loss	—	—	—	—	—	—	(11,163,136)	(11,163,136)
Foreign currency translation adjustments	—	—	—	—	—	1,377		1,377
Balance at December 31, 2017	—	$—	36,452,893	$36,453	$380,156,510	$(94,623)	$(341,456,200)	$38,642,140

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2017	2016	2015
Operating activities:
Net loss	$(11,163,136)	$(10,865,979)	$(8,845,079)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash share-based compensation	4,474,945	3,972,533	2,025,500
Depreciation and amortization	28,098	14,127	26,704
Tax benefit from fluctuations in other comprehensive income	—	(1,901)	—
Change in equity method investment	1,673	32,139	34,319
Changes in assets and liabilities:
Receivables, prepaid expenses and other assets	242,064	175,495	(284,538)
Accounts payable, accrued liabilities and other current liabilities	1,246,630	127,373	(109,276)
Deferred tax liability, deferred revenue and other long term liabilities	(1,754,208)	—	—
Net cash used in operating activities	(6,923,934)	(6,546,213)	(7,152,370)
Investing activities:
Acquisitions of property and equipment	—	(84,483)	(2,320)
Net cash provided by (used) in investing activities	—	(84,483)	(2,320)
Financing activities:
Proceeds from issuance of common stock, exercise of common stock options and warrants, net of issuance costs	10,719,707	8,577,907	17,473,843
Proceeds from issuance of equity under ESPP	77,319	87,729	89,909
Net cash provided by financing activities	10,797,026	8,665,636	17,563,752
Effects of foreign exchange rates on cash	614	6,348	(1,748)
Net increase in cash and cash equivalents	3,873,706	2,041,288	10,407,314
Cash and cash equivalents, beginning of period	24,118,037	22,076,749	11,669,435
Cash and cash equivalents, end of period	$27,991,743	$24,118,037	$22,076,749
Supplemental disclosure of cash flow information:
Income taxes paid	$9,203	$6,035	$7,443

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

The Company was incorporated in the state of Delaware in September 2000 and is a public company. The Company’s common stock is listed in both the United States and Japan and trades on The NASDAQ Global Market and the JASDAQ Market of the Tokyo Stock Exchange. The Company is a biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of serious diseases with unmet medical needs with a commercial focus on the United States market. The Company’s current strategy is to focus its development activities on MN-166 (ibudilast) for neurological disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS) and substance dependence and addiction (e.g., methamphetamine dependence, opioid dependence, and alcohol dependence), and MN-001 (tipelukast) for fibrotic diseases such as nonalcoholic steatohepatitis (NASH) and idiopathic pulmonary fibrosis (IPF). The Company’s pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma and MN-029 (denibulin) for solid tumor cancers.

As of December 31, 2017, the Company had available cash and cash equivalents of $28.0 million and working capital of $25.4 million.

Principles of Consolidation

The consolidated financial statements include the accounts of MediciNova, Inc. and its wholly-owned subsidiaries MediciNova (Europe) Limited, MediciNova Japan, Inc. and Avigen, Inc. All intercompany transactions and balances are eliminated in consolidation. MediciNova (Europe) Limited was incorporated under the laws of England in 2006. As of December 31, 2017, there have been no significant transactions related to MediciNova (Europe) Limited. MediciNova Japan, Inc. was incorporated in Japan in 2007.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and other highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents at December 31, 2017 consisted of money market funds.

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

The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flows in future periods as well as the strategic significance of any intangible assets in the Company’s business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. There was no impairment of long-lived assets for the periods presented.

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $3.9 million, $3.1 million and $2.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents on developments in Research, Development and Patents expenses. Such patent-related expenses totaled $0.3 million, $0.4 million and $0.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Potentially dilutive outstanding securities excluded from diluted net loss per common share because of their anti-dilutive effect for the periods presented are as follows:

	December 31,
	2017	2016	2015
Convertible preferred stock, as converted	—	—	2,200,000
Stock options	5,514,038	4,432,017	4,133,969
Warrants	750,000	1,067,067	3,406,367
Total	6,264,038	5,499,084	9,740,336

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for said goods or services. The Company is required to adopt the amendments beginning January 1, 2018. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application (“modified retrospective method”). We have adopted the standard as of January 1, 2018 and determined that there will be no impact on our financial statements as we currently do not have any revenue contracts within the scope of the new guidance. We will continue to account for our agreement to perform research and development services for Kissei Pharmaceutical Co., Ltd as a collaborative arrangement with no change to the method of recognizing revenues for this contract.

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

In March 2016, the FASB issued Accounting Standard Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting."Current GAAP requires an entity to recognize excess tax benefit or deficiency as additional paid-in capital. To simplify the presentation of stock compensation, the amendments in this Update require that the excess tax benefit or deficiency is recognized as expense. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The FASB further provides that this Update may be applied on a modified retrospective basis to all periods presented. The Company chose to adopt the update prospectively beginning in the year ended December 31, 2017. Prior periods have not been retrospectively adjusted, and given the Company's full valuation position there is no quantitative impact to the financial statements.

In November 2015, the FASB issued Accounting Standard Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes", an update to ASC 740, Income Taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The FASB further provides that this update may be applied to all deferred tax liabilities and assets prospectively to all periods presented. The Company has chosen to adopt the update prospectively for the year ended December 31, 2017 and thereafter.

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

Kissei Pharmaceutical Co., Ltd

In October 2011, the Company entered into a collaboration agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement the Company is responsible for all costs to be incurred in the performance of these services. Certain of these research and development services were completed in 2013 and 2012, and the remaining services are expected to be delivered and completed after 2018. The Company assessed the deliverables in accordance with the authoritative guidance and concluded the existence of one deliverable, research and development services. As such, revenue is being recognized as the research and development services are performed. The amount received from Kissei, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue and will be recognized as revenue as the remaining services are performed. No revenue was recorded in 2017, 2016 or 2015 in connection with the collaboration agreement with Kissei.

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

Cash equivalents including money market accounts of $666,265 and $661,287 measured at fair value as of December 31, 2017 and 2016, respectively, are classified within Level 1.

4. Balance Sheet Details

Property and Equipment

Property and equipment, net, consist of the following:

	December 31,
	2017	2016
Leasehold improvements	$15,742	$20,157
Furniture and equipment	233,441	284,585
Software	285,418	285,375
	534,601	590,117
Less accumulated depreciation and amortization	(471,715)	(499,400)
Property and equipment, net	$62,886	$90,717

The Company uses the straight-line method to record depreciation expense with useful lives of three to five years. Depreciation and amortization of property and equipment of $28,098, $14,127, $26,704, was recorded for the years ended December 31, 2017, 2016 and 2015, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2017	2016
Accrued compensation	$952,470	$882,090
Research and development costs	122,665	191,343
Professional services fees	144,105	43,767
Other	141,504	145,600
	$1,360,744	$1,262,800

5. Related Party Transactions

On October 13, 2011, the Company entered into a services agreement with Kissei to perform two separate studies relating to MN-221 in exchange for $2.5 million paid to the Company in October 2011. The Company is responsible for all costs to be incurred in the performance of these studies. The amount received from Kissei, net of the amount recorded as revenue through December 31, 2017, is included on the balance sheet at December 31, 2017 and 2016 as deferred revenue and will be recognized as revenue in future periods as the Company performs the remaining services. On September 26, 2011, the Company issued and sold to Kissei 220,000 shares of Series B Convertible Preferred Stock. Each share of the Series B Preferred stock was convertible into shares of common stock at a conversion rate of 1:10 at the option of the holder. On June 15, 2016, Kissei elected to convert all 220,000 preferred shares into 2,200,000 shares of common stock. As of December 31, 2016, Kissei is no longer considered a related party.

6. Commitments and Contingencies

Lease Commitments

The Company subleases its office space under an operating lease with an initial term of four years and one month, expiring in December 2021. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $254,593, $256,314 and $240,419, respectively. The difference between the minimum lease payments and the straight-line amount of total rent expense is recorded as deferred rent. Deferred rent at December 31, 2017 and 2016 was $253 and $11,042, respectively.

As of December 31, 2017, the total estimated future annual minimum lease payments under the Company’s non-cancelable building and copier leases for the years ending after December 31, 2017 are as follows:

Years ending December 31:
2018	$211,663
2019	187,574
2020	142,703
2021	148,419
Total minimum payments	$690,359

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

No amounts have been expended under these agreements during the years ended December 31, 2017, 2016 or 2015. For products currently in development, future potential milestone payments based on product development are $10.0 million as of December 31, 2017. For all other products, future potential milestone payments related to development milestones and commercialization milestones totaled $33.5 million as of December 31, 2017. There are no minimum royalties required under any of the license agreements. The Company is unable to estimate with certainty the timing on when these milestone payments will occur as these payments are dependent upon the progress of the Company’s product development programs.

Legal Proceedings

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any such proceedings or claims that it believes will have, individually or in aggregate, a material adverse effect on its business, financial condition or results of operations.

7. Joint Venture

The Company entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Medfron Medical Technologies Co., Ltd. (formerly Beijing Make-Friend Medicine Technology Co., Ltd.) effective September 27, 2011. The joint venture agreement provides for the joint venture company, Zhejiang Sunmy Bio-Medical Co., Ltd. (Zhejiang Sunmy), to develop and commercialize MN-221 in China and pursue additional compounds to develop, each with a 50% interest in Zhejiang Sunmy.

Zhejiang Sunmy was a variable interest entity for which the Company is not the primary beneficiary as the Company does not have a majority of the board seats and does not have power to direct or significantly influence the actions of the entity. The activities of Zhejiang Sunmy are accounted for under the equity method whereby the Company absorbs any loss or income generated by Zhejiang Sunmy according to the Company’s percentage ownership.

. At December 31, 2016, the investment is reflected as a long-term asset on the Company’s consolidated balance sheets which represents the investment and maximum loss exposure in Zhejiang Sunmy, net of the Company’s portion of any generated loss or income.

On July 24, 2017, the Company and Beijing Medfron Medical Technologies Co., Ltd. agreed to dissolve Zhejiang Sunmy, subject to approval by applicable Chinese regulatory authorities which was granted on December 11, 2017. At December 31, 2017, we reflect a long-term asset on our consolidated balance sheet which represents our investment in Zhejiang Sunmy, net of our portion of any generated loss or income.

8. Share-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan, or 2013 Plan, under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan, or 2004 Plan. A total of 2,500,000 shares of common stock were initially reserved for issuance under the 2013 Plan. At the annual meeting of stockholders held in June 2017, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of common stock reserved for issuance under the plan by 1,200,000 shares. In addition, “returning shares” that may become available from time to time are added back to the plan. “Returning shares” are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2004 Plan, all outstanding stock awards granted under the 2004 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan. As of December 31, 2017, 1,215,592 shares remain available for future grant under the 2013 Plan.

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

The exercise price of all options granted during the years ended December 31, 2017, 2016 and 2015 was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	3,447,969	$5.00
Granted	689,000	$3.14
Exercised	—	$-
Cancelled	(3,000)	$9.27
Outstanding at December 31, 2015	4,133,969	$4.69
Granted	1,158,000	$4.00
Exercised	(172,585)	$4.81
Cancelled	(687,367)	$11.27
Outstanding at December 31, 2016	4,432,017	$3.47
Granted	1,195,000	$6.10
Exercised	(105,579)	$4.04
Cancelled	(7,400)	$7.76
Outstanding at December 31, 2017	5,514,038	$4.03
Exercisable at December 31, 2017	4,252,201	$3.47
Vested and expected to vest at December 31, 2017	5,514,038	$4.03

Cash received from stock option exercises for the years ended December 31, 2017, 2016 and 2015 was $426,013, $829,526 and $0, respectively. The aggregate intrinsic value of options exercised was $198,164, $414,572 and $0 for the years ended December 31, 2017, 2016 and 2015, respectively. Options outstanding and exercisable at December 31, 2017 had a weighted average contractual life of 6.58 and 6.53 years, respectively.

As of December 31, 2017 and 2016, the total intrinsic value of options outstanding was $13.6 million and $11.5 million, respectively. Total intrinsic value of options exercisable was $12.9 million and $9.2 million as of December 31, 2017 and 2016, respectively.

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

For the year ended December 31, 2017, an aggregate of 15,153 shares were issued under the ESPP, leaving 183,972 shares available for future issuance.

Compensation Expense

The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Year Ended December 31,
	2017	2016	2015
Stock Options
Risk-free interest rate	2.06%	1.60%	1.48%
Expected volatility of common stock	72.55%	78.30%	79.28%
Dividend yield	0.00%	0.00%	0.00%
Expected option term (in years)	5.67	5.57	5.49

The estimated fair value of employee stock purchase rights under the Company’s ESPP was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Year Ended December 31,
	2017	2016	2015
Employee Stock Purchase Plan
Risk-free interest rate	1.09%	0.44%	0.10%
Expected volatility of common stock	38.34%	51.65%	76.52%
Dividend yield	0.00%	0.00%	0.00%
Expected option term (in years)	0.5	0.5	0.5

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

The weighted-average fair value of each stock option granted during the years ended December 31, 2017, 2016 and 2015, estimated as of the grant date using the Black-Scholes option valuation model, was $3.78 per option, $2.64 per option and $2.08 per option, respectively.

Share-based compensation expense for stock option awards and ESPP shares are reflected in total operating expense for each respective year. For the years ended December 31, 2017, 2016 and 2015, share-based compensation expense related to stock options and the ESPP was $4.5 million, $4.0 million and $2.0 million, respectively, of which $3.1 million, $2.9 million and $1.5 million was recorded as a component of general and administrative expense, respectively, and $1.4 million, $1.1 million and $0.5 million was recorded as a component of research, development and patents expense, respectively.

As of December 31, 2017, there was $0.4 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.91 years, on a straight-line basis.

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

The following table summarizes the activity under the ATM agreements for the following periods (in thousands except share price and shares sold):

	Year Ended December 31,
	2017	2016	2015
Gross proceeds	$10,303.0	$264.0	$884.0
Net proceeds	$9,891.3	$159.5	$607.5
Shares sold	1,689,436	36,248	232,800
Price range	$5.30 - 6.98	$6.90 - 7.54	$4.16 - 4.23

Warrants

During the year ended December 31, 2017, 119,047 shares of the Company’s common stock were issued upon exercise of warrants for gross proceeds of $0.4 million with warrants exercisable for 198,020 shares expiring unexercised on May 10, 2017. During the years ended December 31, 2016 and 2015, 2,131,700 and 252,200 shares of the Company’s common stock were issued upon exercise of warrants for gross proceeds of $7.6 million and $0.9 million, respectively, with warrants exercisable for 207,600 shares expiring unexercised in 2016.

As of December 31, 2017, the Company has warrants exercisable for 750,000 shares outstanding at an exercise price of $3.15 per share, which expire on May 9, 2018.

These warrants were accounted for as equity at issuance.

Common Stock Reserved for Future Issuance

The following table summarizes common stock reserved for future issuance at December 31, 2017:

Common Stock reserved for issuance under the ESPP	183,972
Common stock reserved for issuance upon exercise of warrants outstanding	750,000
Common stock reserved for issuance upon exercise of options outstanding (under the 2004 Plan and 2013 Plan)	5,514,038
Common stock reserved for future equity awards (under the 2013 Plan)	1,215,592
7,663,602

Public Offering

On August 24, 2015, the Company completed a firm-commitment underwritten public offering of 5,000,000 shares of common stock at a purchase price of $3.50 per share for gross proceeds of $17.5 million, and received net proceeds of approximately $16.0 million, net of underwriting discounts and commissions and offering expenses.

10. Income Taxes

A reconciliation of loss before income taxes for domestic and foreign locations for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
United States	$(12,940,362)	$(10,892,275)	$(8,866,201)
Foreign	33,176	30,050	28,481
Loss before income taxes	$(12,907,186)	$(10,862,225)	$(8,837,720)

A reconciliation of income tax benefit (expense) for the years ended December 31, 2017, 2016 and 2015 is as follows:

Current:	2017	2016	2015
Federal	$—	$1,489	$—
State	—	412	—
Foreign	(10,158)	(5,655)	(7,359)
Total current income tax benefit (expense)	(10,158)	(3,754)	(7,359)
Deferred:
Federal	1,329,888	—	—
State	424,320	—	—
Foreign	—	—	—
Total deferred income tax benefit (expense)	1,754,208	—	—
Total income tax benefit (expense)	$1,744,050	$(3,754)	$(7,359)

The significant components of deferred income taxes at December 31, 2017, 2016 and 2015 are as follows:

Deferred tax assets:	2017	2016	2015
Net operating loss carryforwards	$59,480,000	$90,211,000	$88,900,000
Capitalized licenses	429,000	838,000	1,084,000
Research tax credits	8,160,000	7,776,000	7,677,000
Stock options	2,585,000	2,384,000	2,624,000
Other, net	572,000	777,000	763,000
Total deferred tax assets	71,226,000	101,986,000	101,048,000
Deferred tax liabilities
In process R&D	(1,343,000)	(1,956,000)	(1,956,000)
Total deferred tax liabilities	(1,343,000)	(1,956,000)	(1,956,000)
Net deferred tax assets	69,883,000	100,030,000	99,092,000
Valuation allowance	(70,086,000)	(101,986,000)	(101,048,000)
Net deferred tax liability	$(203,000)	$(1,956,000)	$(1,956,000)

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

At December 31, 2017, the Company has federal and California net operating losses, or NOL, carryforwards of approximately $239.9 million and $130.5 million, respectively. The federal NOL carryforwards begin to expire in 2020, and the California NOL carryforwards begin to expire in 2028. At December 31, 2017, the Company also had federal and California research tax credit carryforwards of approximately $6.8 million and $1.8 million, respectively. The federal research tax credit carryforwards begin to expire in 2024, and the California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized.

The above NOL carryforward and the research tax credit carryforwards are subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions due to ownership change limitations that have occurred which will limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has not completed an IRC Section 382/383 analysis since 2011 regarding the limitation of net operating loss and research and development credit carryforwards. There is a risk that additional changes in ownership have occurred since the completion of the Company’s analysis, which was through December 2011. If a change in ownership were to have occurred, additional NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, related to the Company’s operations in the United States will not impact the Company’s effective tax rate.

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2017	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.2	3.5	5.2
Tax credits	1.1	0.9	1.4
Change in valuation allowance	247.4	(8.4)	(13.5)
Permanent differences	(0.3)	(0.1)	(0.1)
Expiration of attributes	(18.7)	(17.2)	(24.6)
Tax Cuts and Jobs Act	(253.7)	—	—
Stock compensation	(2.9)	(13.6)	(3.4)
Other	0.4	(0.1)	(0.1)
Provision for income taxes	13.5%	0.0%	(0.1)%

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Under the Act, NOL deductions are limited to 80% of taxable income in future periods and NOLs can be carried forward indefinitely. The Company has calculated its best estimate of the impact of the Act in its year end income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing and as a result of the rate reduction, the company has reduced the deferred tax asset balance as of December 31, 2017 by $32.7 million and the valuation allowance by $33.4 million.

Due to uncertainties which currently exist in the interpretation of the provisions of the Tax Cuts and Jobs Act of 2017 regarding Internal Revenue Code Section 162(m), the Company has not evaluated the potential impacts of IRC Section 162(m) as amended by the Tax Cuts and Jobs Act of 2017 on its financial statements. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $0.1 million additional taxable income based on cumulative foreign earnings of $0.2 million.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the $0.6 million of the deferred tax benefit recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the $0.1 million of additional taxable income recorded in connection with the transaction tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at December 31, 2017. Additional work is necessary to do a more detailed analysis of historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustments to these amounts will be recorded in the third quarter of 2018 when the analysis is complete.

The Company recorded a deferred tax benefit of $1.1 million of income tax benefit as management has reassessed the ability to utilize deferred tax liabilities associated with indefinite-lived intangibles as a source of income against tax attributes that can be carried forward indefinitely.

The Company files income tax returns in the United States, California and foreign jurisdictions. Due to the Company’s losses incurred, the Company is essentially subject to income tax examination by tax authorities from inception to date. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2017, there are no unrecognized tax benefits, and there are not significant accruals for interest related to unrecognized tax benefits or tax penalties.

11. Employee Savings Plan

The Company has an employee savings plan available to substantially all employees. Under the plan, an employee may elect salary reductions which are contributed to the plan. The plan provides for discretionary contributions by the Company, which totaled $65,995, $66,289 and $64,749 for the years ended December 31, 2017, 2016 and 2015, respectively.

12. Quarterly Financial Data (Unaudited)

The following table presents certain quarterly financial data for eight consecutive quarters ended December 31, 2017.and 2016. The unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all adjustments, necessary for a fair presentation of this data (in thousands, except per share data).

	Year Ended December 31, 2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Total operating expenses	$3,024	$2,805	$3,792	$3,406
Net loss	(3,017)	(2,789)	(3,755)	(1,602)
Net loss applicable to common stockholders	(3,017)	(2,789)	(3,755)	(1,602)
Basic and diluted net loss per common share(1)	(0.09)	(0.08)	(0.11)	(0.02)

	Year Ended December 31, 2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Total operating expenses	$3,392	$3,205	$2,845	$1,440
Net loss	(3,382)	(3,199)	(2,836)	(1,449)
Net loss applicable to common stockholders	(3,382)	(3,199)	(2,836)	(1,449)
Basic and diluted net loss per common share(1)	(0.11)	(0.10)	(0.08)	(0.04)

(1)

Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income and loss per share will not necessarily equal the Annual Per Share Calculation.

13. Subsequent Events

Public Offering

On February 12, 2018, the Company completed a firm-commitment underwritten public offering of 4,419,890 shares of common stock at a purchase price of $9.05 per share for aggregate gross proceeds of $40.0 million, and received aggregate net proceeds of approximately $37.4 million, net of underwriting discounts and commissions and offering expenses. Additionally, the Company granted the underwriters a 30-day option to purchase up to an additional 662,983 shares of commons stock at the public offering price.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

BDO USA, LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2017.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

MediciNova, Inc.

La Jolla, California

Opinion on Internal Control over Financial Reporting

We have audited MediciNova, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

San Diego, California

February 13, 2018

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be contained in the sections titled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance, “Corporate Governance,” “Meetings and Committees of the Board, and “Executive Officers” in our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the conclusion of our fiscal year ended December 31, 2017 and is incorporated in this Annual Report on Form 10-K by reference.

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

The following table provides information as of December 31, 2017 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders(1)	5,514,038	$4.03	1,399,564
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	5,514,038	$4.03	1,399,564

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

4.3	Warrant, dated August 22, 2012, issued to Redington, Inc., as amended (incorporated by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2012).

4.4

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

Exhibit Number	Description

10.20

Securities Purchase Agreement, dated May 9, 2013, between the Registrant and Samurai Investments San Diego LLC and Fountain Erika LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 10, 2013).

10.21*	2013 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K filed March 27, 2014).

10.22*	Amended and Restated 2013 Equity Incentive Plan of the Registrant.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed July 26, 2017).

10.23*

Form of Notice of Stock Option Grant and Stock Option Agreement for awards pursuant to the 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed November 7, 2013).

10.24*

Severance Protection Agreement, dated July 14, 2014, by and between MediciNova, Inc. and Dr. Yuichi Iwaki (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed August 13, 2014).

10.25*

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

10.28

At-the-Market Issuance Sales Agreement, dated May 22, 2015, by and between MediciNova, Inc. and MLV & Co. LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 22, 2015).

10.29

Services Agreement, effective March 31, 2016, by and between MediciNova, Inc. and Signature Analytics San Diego, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 31, 2016).

10.30

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

101

The following financial statements from MediciNova, Inc. on Form 10-K as of and for the year ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements.

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

MEDICINOVA, INC.
A Delaware Corporation

Date: February 13, 2018	By:	/s/ Yuichi Iwaki
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

Signature	Title	Date

/s/ Yuichi Iwaki Yuichi Iwaki, M.D., Ph.D.	Director, President and Chief Executive Officer (Principal executive officer)	February 13, 2018

/s/ Ryan Selhorn Ryan Selhorn	Chief Financial Officer (Principal financial and accounting officer)	February 13, 2018

/s/ Jeff Himawan Jeff Himawan, Ph.D.	Chairman of the Board of Directors	February 13, 2018

/s/ Yoshio Ishizaka Yoshio Ishizaka	Director	February 13, 2018

/s/ Yutaka Kobayashi Yutaka Kobayashi	Director	February 13, 2018

/s/ Hideki Nagao	Director	February 13, 2018
Hideki Nagao