Form 10-Q
period 2018-03-31
MEDICINOVA INC
filed 2018-04-25
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission file number: 001-33185

MEDICINOVA, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0927979
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4275 Executive Square, Suite 300 La Jolla, CA	92037
(Address of Principal Executive Offices)	(Zip Code)

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

As of April 24, 2018, the registrant had 41,129,073 shares of Common Stock ($0.001 par value) outstanding.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Inability to raise additional capital if needed;
•	Inability to generate revenues from product sales to continue business operations;
•	Inability to develop and commercialize our product candidates;
•	Failure or delay in completing clinical trials or obtaining FDA or foreign regulatory approval for our product candidates in a timely manner;
•	Unsuccessful clinical trials stemming from clinical trial designs, failure to enroll a sufficient number of patients, undesirable side effects and other safety concerns;
•	Inability to demonstrate sufficient efficacy of product candidates;
•	Reliance on the success of our MN-166 (ibudilast) and MN-001 (tipelukast) product candidates;
•	Delays in commencement or completion of clinical trials or suspension or termination of clinical trials;
•	Loss of our licensed rights to develop and commercialize a product candidate as a result of the termination of the underlying licensing agreement;
•	Competitors may develop products rendering our product candidates obsolete and noncompetitive;
•	Inability to successfully attract partners and enter into collaborations on acceptable terms;
•	Dependence on third parties to conduct clinical trials and to manufacture product candidates;
•	Dependence on third parties to market and distribute products;
•	Our product candidates, if approved, may not gain market acceptance or obtain adequate coverage for third party reimbursement;
•	Disputes or other developments concerning our intellectual property rights;
•	Actual and anticipated fluctuations in our quarterly or annual operating results;
•	Price and volume fluctuations in the overall stock markets;
•	Litigation or public concern about the safety of our potential products;
•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange;
•	High quality material for our products may become difficult to obtain or expensive;
•	Strict government regulations on our business;

•	Regulations governing the production or marketing of our product candidates;
•	Loss of, or inability to attract, key personnel; and
•	Economic, political, foreign exchange and other risks associated with international operations.

MEDICINOVA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,939,203	$27,991,743
Prepaid expenses and other current assets	632,674	336,580
Total current assets	63,571,877	28,328,323
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Investment in joint venture	616,657	616,657
Property and equipment, net	65,011	62,886
Other assets	10,959	10,958
Total assets	$78,664,744	$43,419,064
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$361,411	$1,520,225
Accrued expenses	837,571	1,360,744
Total current liabilities	1,198,982	2,880,969
Deferred tax liability	201,792	201,792
Long-term deferred revenue	1,694,163	1,694,163
Total liabilities	3,094,937	4,776,924
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2018 and December 31, 2017; 41,129,073 and 36,452,893 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	41,129	36,453
Additional paid-in capital	421,616,720	380,156,510
Accumulated other comprehensive loss	(88,791)	(94,623)
Accumulated deficit	(345,999,251)	(341,456,200)
Total stockholders’ equity	75,569,807	38,642,140
Total liabilities and stockholders' equity	$78,664,744	$43,419,064

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended
	March 31,
	2018	2017
Operating expenses:
Research, development and patents	$1,661,846	$900,661
General and administrative	3,004,735	2,122,861
Total operating expenses	4,666,581	3,023,522
Operating loss	(4,666,581)	(3,023,522)
Other expense	(7,815)	(4,447)
Other income	131,345	15,505
Loss before income taxes	(4,543,051)	(3,012,464)
Income taxes	—	(4,060)
Net loss applicable to common stockholders	$(4,543,051)	$(3,016,524)
Basic and diluted net loss per common share	$(0.12)	$(0.09)
Shares used to compute basic and diluted net loss per common share	39,132,124	34,527,100
Net loss applicable to common stockholders	$(4,543,051)	$(3,016,524)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	5,830	1,716
Comprehensive loss	$(4,537,221)	$(3,014,808)

See accompanying notes

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended
	March 31,
	2018	2017
Operating activities:
Net loss	$(4,543,051)	$(3,016,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	2,530,425	1,168,155
Depreciation and amortization	6,689	7,217
Change in equity method investment	—	2,362
Changes in assets and liabilities:
Prepaid expenses and other assets	(289,370)	(96,699)
Accounts payable, accrued liabilities and other current liabilities	(1,786,088)	(611,782)
Net cash used in operating activities	(4,081,395)	(2,547,271)
Investing activities:
Acquisition of property and equipment	(8,584)	—
Net cash used in investing activities	(8,584)	—
Financing activities:
Proceeds from issuance of common stock, exercise of common stock options and warrants, net of issuance costs	39,006,802	1,132
Proceeds from issuance of equity awards under ESPP	27,901	65,025
Net cash provided by financing activities	39,034,703	66,157
Effect of exchange rate changes on cash and cash equivalents	2,736	233
Net increase in cash and cash equivalents	34,947,460	(2,480,881)
Cash and cash equivalents, beginning of period	27,991,743	24,118,037
Cash and cash equivalents, end of period	$62,939,203	$21,637,156
Supplemental disclosures of cash flow information:
Income taxes paid	$2,725	$5,080
Supplemental disclosures of non cash financing activities:
Transaction costs for February 2018 public offering	$(100,242)	$—

See accompanying notes.

MEDICINOVA, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Interim Financial Information

Organization and Business

MediciNova, Inc. (the “Company” or “MediciNova”) was incorporated in the state of Delaware in September 2000 and is a public company. The Company’s common stock is listed in both the United States and Japan and trades on The NASDAQ Global Market and the JASDAQ Market of the Tokyo Stock Exchange. MediciNova is a biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of serious diseases with unmet medical needs with a commercial focus on the U.S. market. The Company’s current strategy is to focus its development activities on MN-166 (ibudilast) for neurological disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS) and substance dependence and addiction (e.g., methamphetamine dependence, opioid dependence and alcohol dependence), and MN-001 (tipelukast) for fibrotic diseases such as nonalcoholic steatohepatitis (NASH) and idiopathic pulmonary fibrosis (IPF). The Company’s pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma and MN-029 (denibulin) for solid tumor cancers.

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $1.6 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents on developments in Research, Development and Patents expenses. Such patent-related expenses totaled $0.1 million for each of the three months ended March 31, 2018 and 2017.

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

2. Revenue Recognition

Revenue Recognition Policy

Revenues consist mainly of research and development services performed under a contract with a customer. The Company evaluates the separate performance obligation(s) under each contract, allocates the transaction price to each performance obligation considering the estimated stand-alone selling prices of the services and recognizes revenue upon the satisfaction of such obligations over time or at a point in time dependent on the satisfaction of one of the following criteria: (1) the customer simultaneously receives and consumes the economic benefits provided by the vendor’s performance (2) the vendor creates or enhances an asset controlled by the customer (3) the vendor’s performance does not create an asset for which the vendor has an alternative use, and the vendor has an enforceable right to payment for performance completed to date.

Kissei Pharmaceutical Co., Ltd

In October 2011, the Company entered into a collaboration agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement the Company is responsible for all costs to be incurred in the performance of these services. The Company assessed the services in accordance with the authoritative guidance and concluded that there were two separate performance obligations under this agreement.  The transaction price was allocated among the studies deemed two separate performance obligations based on the expected costs to be incurred for each obligation. Revenue is recognized proportional to the total costs expected for each performance obligation as incurred over the service period.  The first study was completed in 2013 and 2012 and the second study has not begun as of March 31, 2018.   The Company expects that the study will be completed after 2018. The amount received from Kissei and allocated, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue and will be recognized as revenue as the remaining performance obligation is satisfied. No revenue was recognized for the three months ended March 31, 2018 and 2017 in connection with the collaboration agreement with Kissei.

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

Cash and cash equivalents, including money market accounts of $668,313 and $666,265 measured at fair value as of March 31, 2018 and December 31, 2017, respectively, are classified within Level 1 of the fair value hierarchy.

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

On July 24, 2017, the Company and Beijing Medfron Medical Technologies Co., Ltd. agreed to dissolve Zhejiang Sunmy, subject to approval by applicable Chinese regulatory authorities which was granted on December 11, 2017. At March 31, 2018 and December 31, 2017, we reflect a long-term asset on our consolidated balance sheet which represents our investment in Zhejiang Sunmy, net of our portion of any generated loss or income.

5. Stock-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan, or 2013 Plan, under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan, or 2004 Plan. A total of 3,700,000 shares of common stock are reserved for issuance under the 2013 Plan. In addition, “returning shares” that may become available from time to time are added back to the plan. “Returning shares” are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2004 Plan, all outstanding stock awards granted under the 2004 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan. As of March 31, 2018, 53,592 shares remain available for future grants under the 2013 Plan.

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

Stock Options

Options granted under the 2013 Plan and the 2004 Plan have terms of ten years from the date of grant and generally vest over a three or four year period. The exercise price of all options granted through March 31, 2018 and in 2017 was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of March 31, 2018 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	5,514,038	$4.03
Granted	1,162,000	7.00
Exercised	(125,391)	3.25
Cancelled	—	—
Outstanding at March 31,2018	6,550,647	$4.57
Exercisable at March 31, 2018	5,285,311	$4.04

During the three months ended March 31, 2018, 125,391 options were exercised, from which gross proceeds of $407,197 was received. No options were exercised during the three months ended March 31, 2017.

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

For the three months ended March 31, 2018, an aggregate of 4,861 shares were issued under the ESPP. As of March 31, 2018, there are 194,111 shares available for future issuance under the ESPP.

Compensation Expense

Stock-based compensation expense for stock option awards and ESPP shares are reflected in total operating expenses for each respective year. For the three months ended March 31, 2018 and 2017 stock-based compensation expense related to stock options and the ESPP was $2.5 million and $1.2 million, respectively.

The Company uses the Black-Scholes valuation model for determining the estimated fair value for stock-based awards granted to employees. The following table provides the weighted-average assumptions for stock option grants used in the Black-Scholes valuation model used to estimate the fair value of options granted during the three months ended March 31, 2018 and 2017 and to estimate the fair value of performance-based stock options as of March 31, 2018.

	March 31, 2018	March 31, 2017
Stock Option assumptions:
Risk-free interest rate	2.29%	2.08%
Expected volatility of common stock	65.0%	72.1%
Dividend yield	0%	0%
Expected term (in years)	5.5	5.3

As of March 31, 2018, there was $6.4 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.76 years, on a straight-line basis.

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

 No shares of common stock were sold under this agreement in the three months ended March 31, 2018.  For the three months ended March 31, 2017, the Company generated gross proceeds of $24,800 and incurred issuance costs of $23,668 on sales of 4,000 shares of the Company’ common stock at $6.20 per share.

Common Stock Warrants

No warrants were exercised during the three months ended March 31, 2018 and 2017.  As of March 31, 2018, the Company had outstanding warrants exercisable for 750,000 shares at an exercise price of $3.15 per share, which expire on May 9, 2018.

Public Offering

On February 12, 2018, the Company completed a firm-commitment underwritten public offering of 4,419,890 shares of common stock at a purchase price of $9.05 per share for aggregate gross proceeds of $40.0 million, and received aggregate net proceeds of approximately $37.4 million, net of underwriting discounts and commissions and offering expenses. Additionally, the Company granted the underwriters a 30-day option to purchase up to an additional 662,983 shares of commons stock at the public offering price, and on February 21, 2018, the Company sold an additional 126,038 shares of Common Stock for gross proceeds of $1.1 million pursuant to the partial exercise by the underwriters of their over-allotment option.

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

The following potentially dilutive outstanding securities were excluded from diluted net loss per common share because of their anti-dilutive effect:

	March 31,
	2018	2017
Stock options	6,550,647	5,552,017
Warrants	750,000	1,067,067
Total	7,300,647	6,619,084

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 13, 2018. Past operating results are not necessarily indicative of results that may occur in future periods.

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

We have incurred significant net losses since our inception. As of March 31, 2018, we had an accumulated deficit of $346.0 million and expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

 Revenues and Cost of Revenues

In October 2011, we entered into a collaboration agreement with Kissei to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, we are responsible for all costs incurred and to be incurred in the performance of these services. Revenue is recognized proportional to the total costs expected for each performance obligation as incurred over the service period.  The first study was completed in 2013 and 2012 and the second study has not begun as of March 31, 2018.   The Company expects that the study will be completed after 2018. The amount received from Kissei and allocated, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue and will be recognized as revenue as the remaining performance obligation is satisfied. No revenue associated with the Kissei agreement was recognized for the three months ended March 31, 2018 and 2017 in connection with the collaboration agreement with Kissei.

Research, Development and Patent Expenses

Our research, development and patent expenses consist primarily of license fees related to our product candidates, salaries and related employee benefits, costs associated with the preclinical and clinical development of our product development programs, costs associated with non-clinical activities, such as regulatory expenses, and pre-commercialization manufacturing development activities. We use external service providers to manufacture our compounds to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. Research, development and patent expenses include fees paid to consultants, contract research organizations, contract manufacturers and other external service providers, including professional fees and costs associated with legal services, patents and patent applications for our intellectual property. Internal research and development expenses include costs of compensation and other expenses for research and development personnel, supplies, facility costs and depreciation. Research, development and patent costs are expensed as incurred and we expect to increase such costs throughout 2018 as our development programs progress.

The following table summarizes our research, development and patent expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Three months ended
	March 31,
	2018	2017
External development expense:
MN-221	$8	$2
MN-166	350	137
MN-001	150	74
MN-029	—	1
Total external development expense	508	214
R&D personnel expense	1,008	597
R&D facility and depreciation expense	12	14
Patent expenses	74	60
Other R&D expense	60	16
Total research, development and patent expense	$1,662	$901

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

Goodwill and Purchased Intangibles

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets of an acquired business. The allocation of purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets as a portion of the purchase price can only be allocated to goodwill in a business combination. Goodwill and intangible assets deemed to have indefinite lives, such as in-process research and development or IPR&D are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets that have finite useful lives require the use of estimates and the exercise of judgment. These judgments can significantly affect our net operating results. As of March 31, 2018, goodwill IPR&D, were $9.6 million and $4.8 million, respectively.

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

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017

Research, Development and Patent Expenses

Research, development and patent expenses were $1.7 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively. The increases of $0.8 million was due to higher stock compensation expense for performance-based stock options   as a direct result of the increase in our stock price as well as an increase in clinical trial activities related to the MN-166 trials in the three months ended March 31, 2018, compared to the same period in 2017.

General and Administrative

General and administrative expenses were $3.0 million and $2.1 million for the three months ended March 31, 2018 and 2017, respectively. The increase of $0.9 million primarily was due to higher stock compensation expense for performance-based stock options for the three months ended March 31, 2018 compared to the same period in 2017 which was a direct result of the increase in our stock price.

Liquidity and Capital Resources

Net cash used in operating activities during the three months ended March 31, 2018 was $4.0 million compared to $2.5 million during the same period in 2017. Net cash used in operating activities primarily reflects the net loss for those periods, which was partially offset by non-cash stock-based compensation expense and changes in operating assets and liabilities.

Net cash provided by financing activities was $38.9 million during the three months ended March 31, 2018 compared to $0.1 million during the same period in 2017. Net cash provided by financing activities during the three months ended March 31, 2018 is primarily due to the public offering of 4,545,928 shares of common stock for net proceeds of $38.5 million. Cash proceeds from financing activities are used for working capital and general corporate purposes.

On May 22, 2015, we entered into an at-the-market issuance sales agreement (the “ATM Agreement”) with MLV & Co. LLC, or MLV, pursuant to which we may sell common stock through MLV from time to time up to an aggregate offering price of $30.0 million. Sales of our common stock through MLV, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NASDAQ, on any other existing trading market for the common stock or to or through a market maker. MLV may also sell the common stock in privately negotiated transactions, subject to our prior approval. We agreed to pay MLV an aggregate commission rate of up to 4.0% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock will depend on the number of shares of common stock sold to MLV and the per share purchase price of each transaction. We are not obligated to make any sales of common stock under the sales agreement and may terminate the sales agreement at any time upon written notice. On September 16, 2016, we entered into an amendment No.1 to the ATM agreement to also include FBR Capital Markets & Co. as a sales agent.

No shares of common stock were sold under this agreement in the three months ended March 31, 2018. For the three months ended March 31, 2017, we generated gross proceeds of $24,800 and incurred issuance costs of $23,668 on sales of 4,000 shares of our common stock at $6.20 per share.

On February 12, 2018, we completed a firm-commitment underwritten public offering of 4,419,890 shares of common stock at a purchase price of $9.05 per share for aggregate gross proceeds of $40.0 million, and received aggregate net proceeds of approximately $37.4 million, net of underwriting discounts and commissions and offering expenses. Additionally, we granted the underwriters a 30-day option to purchase up to an additional 662,983 shares of commons stock at the public offering price, and on February 21, 2018, we sold an additional 126,038 shares of Common Stock for gross proceeds of $1.1 million pursuant to the partial exercise by the underwriters of their over-allotment option.

As of March 31, 2018, we had available cash and cash equivalents of $62.9 million and working capital of $62.4 million. As of the date of this report, we believe we have working capital sufficient to fund operations at least through December 31, 2019. However, we cannot provide assurance that these capital resources will be sufficient to conduct all of our research and development programs as planned.

Off-Balance Sheet Arrangements

At March 31, 2018, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary exposure to market risks are due to changes in interest rates, which relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. The primary objective of our investment activities is to preserve principal. Our risk associated with fluctuating interest rates is limited to our investments in interest rate sensitive financial instruments and we do not use interest rate derivative instruments to manage exposure to interest rate changes. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-rate sensitive financial instruments due to their relatively short term nature.

Cash and cash equivalents as of March 31, 2018 were $62.9 million and were primarily invested in money market interest bearing accounts and money market funds. A hypothetical 10% adverse change in the average interest rate on our cash and cash equivalents would have had no material effect on net loss for the three months ended March 31, 2018.

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

We are not involved in any material legal proceedings as of March 31, 2018. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which are incorporated herein by reference and which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

101

The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Cash Flows; and (iv) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: April 25, 2018	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D.
President and Chief Executive Officer
(on behalf of the registrant and
as the registrant’s Principal Executive Officer)

	By:	/s/ Ryan Selhorn
Ryan Selhorn
Chief Financial Officer
(on behalf of the registrant and
as the registrant’s Principal Financial Officer)