Form 10-Q
period 2018-09-30
MEDICINOVA INC
filed 2018-10-25
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 24, 2018, the registrant had 41,881,306 shares of Common Stock ($0.001 par value) outstanding.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those described in "Risk Factors" and elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our beliefs and assumptions only as of the date of this report. Considering the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Inability to raise additional capital if needed;
•	Inability to generate revenues from product sales to continue business operations;
•	Inability to develop and commercialize our product candidates;
•	Failure or delay in completing clinical trials or obtaining Food and Drug Administration or foreign regulatory approval for our product candidates in a timely manner;
•	Unsuccessful clinical trials stemming from clinical trial designs, failure to enroll a sufficient number of patients, undesirable side effects and other safety concerns;
•	Inability to demonstrate sufficient efficacy of product candidates;
•	Reliance on the success of our MN-166 (ibudilast) and MN-001 (tipelukast) product candidates;
•	Delays in commencement or completion of clinical trials or suspension or termination of clinical trials;
•	Loss of our licensed rights to develop and commercialize a product candidate as a result of the termination of the underlying licensing agreement;
•	Competitors may develop products rendering our product candidates obsolete and noncompetitive;
•	Inability to successfully attract partners and enter into collaborations on acceptable terms;
•	Dependence on third parties to conduct clinical trials and to manufacture product candidates;
•	Dependence on third parties to market and distribute products;
•	Our product candidates, if approved, may not gain market acceptance or obtain adequate coverage for third party reimbursement;
•	Disputes or other developments concerning our intellectual property rights;
•	Actual and anticipated fluctuations in our quarterly or annual operating results;
•	Price and volume fluctuations in the overall stock markets;
•	Litigation or public concern about the safety of our potential products;
•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange;
•	High quality material for our products may become difficult to obtain or expensive;
•	Strict government regulations on our business;
•	Regulations governing the production or marketing of our product candidates;

•	Loss of, or inability to attract, key personnel; and
•	Economic, political, foreign exchange and other risks associated with international operations.

MEDICINOVA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,442,366	$27,991,743
Prepaid expenses and other current assets	368,440	336,580
Total current assets	62,810,806	28,328,323
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Investment in joint venture	—	616,657
Property and equipment, net	53,327	62,886
Other assets	10,958	10,958
Total assets	$77,275,331	$43,419,064
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$608,282	$1,520,225
Accrued expenses	1,196,232	1,360,744
Total current liabilities	1,804,514	2,880,969
Long-term deferred rent	23,091	—
Deferred tax liability	201,792	201,792
Long-term deferred revenue	1,694,163	1,694,163
Total liabilities	3,723,560	4,776,924
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value;100,000,000 shares authorized at September 30, 2018 and December 31, 2017; 41,881,306 and 36,452,893 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	41,881	36,453
Additional paid-in capital	429,526,656	380,156,510
Accumulated other comprehensive loss	(93,418)	(94,623)
Accumulated deficit	(355,923,348)	(341,456,200)
Total stockholders’ equity	73,551,771	38,642,140
Total liabilities and stockholders' equity	$77,275,331	$43,419,064

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating expenses:
Research, development and patents	$2,370,035	$1,268,417	$5,411,335	$3,066,287
General and administrative	4,657,679	2,523,119	9,683,242	6,553,760
Total operating expenses	7,027,714	3,791,536	15,094,577	9,620,047
Operating loss	(7,027,714)	(3,791,536)	(15,094,577)	(9,620,047)
Interest Income	268,437	41,796	650,013	81,709
Other expense	(19,018)	(3,309)	(19,014)	(13,783)
Loss before income taxes	(6,778,295)	(3,753,049)	(14,463,578)	(9,552,121)
Income taxes	(1,663)	(2,054)	(3,570)	(8,144)
Net loss applicable to common stockholders	$(6,779,958)	$(3,755,103)	$(14,467,148)	$(9,560,265)
Basic and diluted net loss per common share	$(0.16)	$(0.11)	$(0.35)	$(0.27)
Shares used to compute basic and diluted net loss per common share	41,879,073	35,156,080	40,866,343	34,778,921
Net loss applicable to common stockholders	$(6,779,958)	$(3,755,103)	$(14,467,148)	$(9,560,265)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(612)	511	1,205	1,727
Comprehensive loss	$(6,780,570)	$(3,754,592)	$(14,465,943)	$(9,558,538)

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2017	36,452,893	$36,453	$380,156,510	$(94,623)	$(341,456,200)	$38,642,140
Share-based compensation	—	—	8,081,897	—	—	8,081,897
Issuance of shares under an employee stock purchase plan (ESPP)	7,094	7	51,003	—	—	51,010
Issuance of common stock, net of offering costs	4,545,928	4,546	38,468,425	—	—	38,472,971
Issuance of common stock for option exercises	125,391	125	407,071	—	—	407,196
Exercise of warrants	750,000	750	2,361,750	—	—	2,362,500
Net loss	—	—	—	—	(14,467,148)	(14,467,148)
Foreign currency translation adjustments	—	—	—	1,205	—	1,205
Balance at September 30, 2018	41,881,306	$41,881	$429,526,656	$(93,418)	$(355,923,348)	$73,551,771

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2018	2017
Operating activities:
Net loss	$(14,467,148)	$(9,560,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	8,081,897	3,451,807
Depreciation and amortization	19,768	21,452
Change in joint venture investment	(19,867)	1,673
Changes in assets and liabilities:
Prepaid expenses and other assets	(32,494)	104,133
Accounts payable, accrued liabilities and other liabilities	(1,052,514)	103,246
Net cash used in operating activities	(7,470,358)	(5,877,954)
Investing activities:
Acquisition of property and equipment	(10,207)	—
Proceeds from dissolution of joint venture	636,524	—
Net cash provided by investing activities	626,317	—
Financing activities:
Proceeds from issuance of common stock, exercise of common stock options and warrants, net of issuance costs	41,242,667	6,217,156
Proceeds from issuance of equity awards under ESPP	51,010	77,319
Net cash provided by financing activities	41,293,677	6,294,475
Effect of exchange rate changes on cash and cash equivalents	987	869
Net increase in cash and cash equivalents	34,450,623	417,390
Cash and cash equivalents, beginning of period	27,991,743	24,118,037
Cash and cash equivalents, end of period	$62,442,366	$24,535,427
Supplemental disclosures of cash flow information:
Income taxes paid	$6,005	$9,203

See accompanying notes.

MEDICINOVA, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Interim Financial Information

Organization and Business

MediciNova, Inc. (the “Company” or “MediciNova”) was incorporated in the state of Delaware in September 2000 and is a public company. The Company’s common stock is listed in both the United States and Japan and trades on the NASDAQ Global Market and the JASDAQ Market of the Tokyo Stock Exchange. MediciNova is a biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of serious diseases with unmet medical needs with a commercial focus on the U.S. market. The Company’s current strategy is to focus its development activities on MN-166 (ibudilast) for neurological disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS), chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, and substance dependence and addiction (e.g., methamphetamine dependence, opioid dependence and alcohol dependence), and MN-001 (tipelukast) for fibrotic diseases such as nonalcoholic steatohepatitis (NASH) and idiopathic pulmonary fibrosis (IPF). The Company’s pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma and MN-029 (denibulin) for solid tumor cancers.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $2.3 million and $1.2 million for the three months ended September 30, 2018 and 2017, respectively. Research and development costs totaled $5.2 million and $2.9 million for the nine months ended September 30, 2018 and 2017, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents on developments in Research, Development and Patents expenses. Such patent-related expenses totaled $0.1 million for each of the three months ended September 30, 2018 and 2017 and $0.2 million for each of the nine months ended September 30, 2018 and 2017, respectively.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The modified standard eliminates the requirement to disclose changes in unrealized gains and losses included in earnings for recurring Level 3 fair value measurements and requires changes in unrealized gains and losses be included in other comprehensive income for recurring Level 3 fair value measurements of instruments. The standard also requires the disclosure of the range and weighted average used to develop significant unobservable inputs and how weighted average is calculate for recurring and nonrecurring Level 3 fair value measurements. The amendment is effective for fiscal years beginning after December 15, 2019 and interim periods within that fiscal year with early adoption permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact the adoption of this standard will have on our financial statements.

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

Kissei Pharmaceutical Co., Ltd

In October 2011, the Company entered into a collaboration agreement with Kissei Pharmaceutical Co., Ltd., (“Kissei”), to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, the Company is responsible for all costs to be incurred in the performance of these services. The Company assessed the services in accordance with the authoritative guidance and concluded that the two studies to be performed under the agreement represented two separate performance obligations. The transaction price was allocated among the two studies that were deemed separate performance obligations based on the expected costs to be incurred for each obligation. Revenue is recognized proportional to the total costs expected for each performance obligation as incurred over the service period. The first study was completed in 2013 and the timing of the second study is undetermined as of September 30, 2018. The amount received from Kissei and allocated, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue and will be recognized as revenue as the remaining performance obligation is satisfied. No revenue was recognized for the three and nine months ended September 30, 2018 and 2017 in connection with the collaboration agreement with Kissei.

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

Cash and cash equivalents, including money market accounts of $674,057 and $666,265 measured at fair value as of September 30, 2018 and December 31, 2017, respectively, are classified within Level 1 of the fair value hierarchy.

4. Joint Venture

The Company entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Medfron Medical Technologies Co., Ltd. (formerly Beijing Make-Friend Medicine Technology Co., Ltd.) effective September 27,

2011. In August 2014, the Chinese government approved the amendment to the joint venture agreement to allow for the departure of Zhejiang Medicine Co., Ltd. The amended joint venture agreement provided for the joint venture company, Zhejiang Sunmy Bio-Medical Co., Ltd. (Zhejiang Sunmy), to develop and commercialize MN-221 in China and pursue additional compounds to develop, each with a 50% interest in Zhejiang Sunmy.

Zhejiang Sunmy was a variable interest entity for which the Company was not the primary beneficiary as the Company did not have a majority of the board seats and did not have power to direct or significantly influence the actions of the entity. The activities of Zhejiang Sunmy were accounted for under the equity method whereby the Company absorbed any loss or income generated by Zhejiang Sunmy according to the Company’s percentage ownership.

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

5. Stock-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan (2013 Plan), under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan (2004 Plan). A total of 5,200,000 shares of common stock are reserved for issuance under the 2013 Plan. In addition, “returning shares” that may become available from time to time are added back to the plan. “Returning shares” are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2004 Plan, all outstanding stock awards granted under the 2004 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan. As of September 30, 2018, 1,494,592 shares remain available for future grants under the 2013 Plan.

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

Stock Options

Options granted under the 2013 Plan and the 2004 Plan have terms of ten years from the date of grant and generally vest over a three or four year period. The exercise price of all options granted through September 30, 2018 and in 2017, was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of September 30, 2018 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	5,514,038	$4.03
Granted	1,222,000	7.11
Exercised	(125,391)	3.25
Cancelled	(1,000)	4.52
Outstanding at September 30, 2018	6,609,647	$4.61
Exercisable at September 30, 2018	5,367,313	$4.06

During the nine months ended September 30, 2018 and 2017, 125,391 and 36,512 options were exercised, from which the Company received gross proceeds of $0.4 million and $0.1 million, respectively.

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

For the nine months ended September 30, 2018, an aggregate of 7,094 shares were issued under the ESPP. As of September 30, 2018, there were 191,878 shares available for future issuance under the ESPP.

Compensation Expense

Stock-based compensation expense for stock option awards and ESPP shares are reflected in total operating expenses for each respective year. For the three months ended September 30, 2018 and 2017, stock-based compensation expense related to stock options and the ESPP was $4.7 million and $1.5 million, respectively.

For the nine months ended September 30, 2018 and 2017, stock-based compensation expense related to stock options and the ESPP was $8.1 million and $3.5 million, respectively.

The Company uses the Black-Scholes valuation model for determining the estimated fair value for stock-based awards granted to employees. The following table provides the assumptions for stock option grants used in the Black-Scholes valuation model used to estimate the fair value of options granted during the nine months ended September 30, 2018 and 2017, and to estimate the fair value of performance-based stock options as of September 30, 2018 and 2017.

	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017
Stock Option assumptions:
Risk-free interest rate	2.77 - 2.94%	1.75 - 1.92%
Expected volatility of common stock	60.82 - 66.70%	65.72 - 70.93%
Dividend yield	0.0%	0.0%
Expected term (in years)	4.8 - 5.3	4.8 - 5.3
ESPP assumptions:
Risk-free interest rate	1.92%	0.92%
Expected volatility of common stock	76.8%	34.9%
Dividend yield	0.0%	0.0%
Expected term (in years)	0.5	0.5

As of September 30, 2018, there was $2.9 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.29 years, on a straight-line basis.

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

 No shares of common stock were sold under this agreement in the nine months ended September 30, 2018. For the nine months ended September 30, 2017, the Company generated gross proceeds of $6.4 million and incurred issuance costs of $0.3 million under this agreement on sales of 1,096,922 shares of the Company’s common stock at a weighted average price of $5.79 per share.

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

The following potentially dilutive outstanding securities were excluded from diluted net loss per common share because of their anti-dilutive effect:

	September 30,
	2018	2017
Stock options	6,609,647	5,548,105
Warrants	—	869,047
Total	6,609,647	6,417,152

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a biopharmaceutical company focused on acquiring and developing novel, small molecule therapeutics for the treatment of serious diseases with unmet medical needs and a commercial focus on the U.S. market. Our current strategy is to focus our development activities on MN-166 (ibudilast) for neurological disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS), chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, and substance dependence and addiction (e.g., methamphetamine dependence, opioid dependence, and alcohol dependence), and MN-001 (tipelukast) for fibrotic diseases such as nonalcoholic steatohepatitis (NASH) and idiopathic pulmonary fibrosis (IPF). Our pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma and MN-029 (denibulin) for solid tumor cancers. We were incorporated in Delaware in September 2000.

We have incurred significant net losses since our inception. As of September 30, 2018, we had an accumulated deficit of $355.9 million and expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

 Revenues and Cost of Revenues

In October 2011, we entered into a collaboration agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, to perform research and development services relating to MN-221 in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, we are responsible for all costs to be incurred in the performance of these services. The Company assessed the services in accordance with the authoritative guidance and concluded that the two studies to be performed under the agreement represented two separate performance obligations. The transaction price was allocated among the two studies that were deemed separate performance obligations based on the expected costs to be incurred for each obligation. Revenue is recognized proportional to the total costs expected for each performance obligation as incurred over the service period. The first study was completed in 2013 and the second study has not begun as of September 30, 2018. The Company expects that the study will be completed after 2018. The amount received from Kissei and allocated, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue and will be recognized as revenue as the remaining performance obligation is satisfied. No revenue was recognized in the three and nine months ended September 30, 2018 and 2017, in connection with the collaboration agreement with Kissei.

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

The following table summarizes our research, development and patents expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
External development expense:
MN-221	$5	$2	$29	$7
MN-166	624	290	1,689	713
MN-001	35	175	251	279
MN-029	1	1	2	2
Total external development expense	665	468	1,971	1,002
R&D personnel expense	1,612	682	3,081	1,732
R&D facility and depreciation expense	11	14	35	43
Patent expenses	52	66	191	215
Other R&D expense	30	38	133	74
Total research, development and patent expense	$2,370	$1,268	$5,411	$3,066

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

Goodwill and Purchased Intangibles

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets of an acquired business. The allocation of purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets as a portion of the purchase price can only be allocated to goodwill in a business combination. Goodwill and intangible assets deemed to have indefinite lives, such as in-process research and development (“IPR&D”) are not amortized but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets that have finite useful lives require the use of estimates and the exercise of judgment. These judgments can significantly affect our net operating results. As of September 30, 2018, goodwill and IPR&D, were $9.6 million and $4.8 million, respectively.

We periodically re-evaluate the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of our indefinite-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flows in future periods as well as the strategic significance of any intangible assets in our business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.

Results of Operations

Comparison of the three months ended September 30, 2018 and 2017

Research, Development and Patents Expenses

Research, development and patents expenses were $2.4 million and $1.3 million for the three months ended September 30, 2018 and 2017, respectively. The increase of $1.1 million was driven by increased clinical research study costs for MN-166 as well as higher stock compensation expense for performance-based stock options due in part to an increase in our stock price.

General and Administrative

General and administrative expenses were $4.7 million and $2.5 million for the three months ended September 30, 2018 and 2017, respectively. The increase of $2.2 million was primarily due to higher stock compensation expense for performance-based stock options due in part to an increase in our stock price.

Comparison of the nine months ended September 30, 2018 and 2017

Research, Development and Patents Expenses

Research, development and patents expenses were $5.4 million and $3.1 million for the nine months ended September 30, 2018 and 2017, respectively. The $2.3 million increase was due to increased clinical research study costs for MN-166 as well as higher stock compensation expense for performance-based stock options due to an increase in our stock price.

General and Administrative

General and administrative expenses were $9.7 million and $6.6 million for the nine months ended September 30, 2018 and 2017, respectively. The increase of $3.1 million was due to higher stock compensation expense for performance-based stock options due to an increase in our stock price.

Liquidity and Capital Resources

Net cash used in operating activities during the nine months ended September 30, 2018 was $7.5 million compared to $5.9 million during the same period in 2017. Net cash used in operating activities primarily reflects the net loss and changes in operating assets and liabilities for those periods, which was partially offset by non-cash stock-based compensation expense.

Net cash provided by investing activities during the nine months ended September 30, 2018 was $0.6 million. Net cash provided by investing activities was primarily from proceeds received from the dissolution of the joint venture and liquidation of its investment. There were no cash flow from investing activities for the nine months ended September 30, 2017.

Net cash provided by financing activities was $41.3 million during the nine months ended September 30, 2018 compared to $6.3 million during the same period in 2017. Net cash provided by financing activities during the nine months ended September 30, 2018 is primarily due to the public offering of 4,545,928 shares of common stock for net proceeds of approximately $38.5 million and cash proceeds of $2.4 million from the exercise of warrants to purchase 750,000 shares of common stock. Cash proceeds from financing activities are used for working capital and general corporate purposes.

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

 No shares of common stock were sold under this agreement in the nine months ended September 30, 2018. For the nine months ended September 30, 2017, the Company generated gross proceeds of $6.4 million and incurred issuance costs of $0.3 million under this agreement on sales of 1,096,922 shares of the Company’s common stock at a weighted average price of $5.79 per share.

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

As of September 30, 2018, we had available cash and cash equivalents of $62.4 million and working capital of $61.0 million. As of the date of this report, we believe we have working capital sufficient to fund operations at least through December 31, 2019. However, we cannot provide assurance that these capital resources will be sufficient to conduct all our research and development programs as planned.

Off-Balance Sheet Arrangements

At September 30, 2018, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary exposure to market risks are due to changes in interest rates, which relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. The primary objective of our investment activities is to preserve principal. Our risk associated with fluctuating interest rates is limited to our investments in interest rate sensitive financial instruments and we do not use interest rate derivative instruments to manage exposure to interest rate changes. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-rate sensitive financial instruments due to their relatively short-term nature.

Cash and cash equivalents as of September 30, 2018 were $62.4 million and were primarily invested in money market interest bearing accounts and money market funds. A hypothetical 10% adverse change in the average interest rate on our cash and cash equivalents would have had no material effect on net loss for the three and nine months ended September 30, 2018.

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

We are not involved in any material legal proceedings as of September 30, 2018. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

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

101

The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: October 25, 2018	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D.
President and Chief Executive Officer
(on behalf of the registrant and
as the registrant’s Principal Executive Officer)

	By:	/s/ CARLA REYES
Carla Reyes
Chief Financial Officer
(on behalf of the registrant and
as the registrant’s Principal Financial Officer)