Form 10-K
period 2018-12-31
MEDICINOVA INC
filed 2019-02-13
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $314,684,033 based on the closing price of the registrant’s common stock on the NASDAQ Global Market of $7.96 per share on June 30, 2018. Shares of common stock held by each executive officer and director and each affiliated entity has been excluded from this calculation. This determination of affiliate status may not be conclusive for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 12, 2019 was 42,171,810.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

ii

MEDICINOVA, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2018

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

•

Progressive Multiple Sclerosis: We completed a Phase 2b clinical trial of MN-166 (ibudilast) for the treatment of relapsing multiple sclerosis (MS), in which positive safety and neuroprotective efficacy indicators were observed. The data from this trial indicated that MN-166 (ibudilast) may have potential in the treatment of progressive MS.

We partnered with investigators on a Phase 2b clinical trial of MN-166 (ibudilast) in primary progressive and secondary progressive MS which was conducted by NeuroNEXT and funded by the National Institute of Health’s (NIH) National Institute of Neurological Diseases and Stroke (NINDS). This progressive MS trial, known as SPRINT-MS, completed randomization of 255 subjects in 2015, which exceeded the goal of 250 subjects that were planned for participation. In October 2017, we announced the presentation of positive top-line results from the SPRINT-MS Phase 2b clinical trial of MN-166 (ibudilast) in progressive MS. The trial achieved both primary endpoints of whole brain atrophy and safety and tolerability. MN-166 (ibudilast) demonstrated a statistically significant 48% reduction in the rate of progression of whole brain atrophy compared to placebo (p=0.04) as measured by MRI analysis using brain parenchymal fraction (BPF) and there was not an increased rate of serious adverse events in the MN-166 (ibudilast) group compared to the placebo group. In February 2018, we announced the presentation of positive clinical efficacy trends from this trial regarding the important secondary endpoint of confirmed disability progression. MN-166 (ibudilast) demonstrated a 26% reduction in the risk of confirmed disability progression compared to placebo (hazard ratio = 0.74), as measured by EDSS (Expanded Disability Status Scale). Results of the SPRINT-MS Phase 2b clinical trial of MN-166 (ibudilast) in progressive MS were published in the New England Journal of Medicine in August 2018.

The United States Food and Drug Administration (FDA) has granted Fast Track designation for the development of MN-166 (ibudilast) for the treatment of patients with progressive MS.

•

Amyotrophic Lateral Sclerosis (ALS): We initiated a clinical trial of MN-166 (ibudilast) in amyotrophic lateral sclerosis (ALS) in the second half of 2014, and this trial was completed during the second half of 2017. In December 2017, we announced positive top-line results from this trial. The trial achieved the primary endpoint of safety and tolerability. In addition, there was a higher rate of responders on the ALSFRS-R total score in the MN-166 (ibudilast) group compared to the placebo group. The Amyotrophic Lateral Sclerosis Functional Rating Scale-Revised (ALSFRS-R) total score measures the functional activity of an ALS subject. In July 2018, we announced data from ad-hoc subgroup analyses in ALS subjects who had either bulbar onset or upper limb onset. In September 2018, we received feedback from the FDA regarding our Phase 3 clinical development plan for MN-166 (ibudilast) in ALS. In January 2019, we received a Notice of Allowance from the U.S. Patent and Trademark Office for a pending patent application which covers the combination of MN-166 (ibudilast) and riluzole for the treatment of ALS and other neurodegenerative diseases.

We have collaborated with Massachusetts General Hospital (MGH) to conduct a clinical trial to study the effects of MN-166 (ibudilast) on reducing brain microglial activation in ALS subjects which can be monitored by a biomarker. This ongoing clinical trial, which we refer to as the ALS / Biomarker study, will also evaluate several clinical outcomes. In July 2018, we announced that the ALS / Biomarker study was fully enrolled.

The FDA has granted Fast Track designation to MN-166 (ibudilast) for the treatment of ALS as well as Orphan-Drug designation for the treatment of ALS, which will provide seven years of marketing exclusivity if it is approved for ALS. The European Commission also granted Orphan Medicinal Product Designation for MN-166 (ibudilast) for the treatment of ALS.

•Substance Dependence and Addiction: In the area of addiction, the National Institute on Drug Abuse (NIDA) funded a Phase 2 clinical trial studying the use of MN-166 (ibudilast) for the treatment of methamphetamine addiction. In collaboration with the University of California, Los Angeles (UCLA), this clinical trial commenced in 2013 and enrollment was completed in September 2017. In March 2018, we announced that this trial did not meet the primary endpoint of methamphetamine abstinence confirmed via urine drug screens during the final two weeks of treatment. In November 2017, we announced a collaboration with Oregon Health & Science University to initiate a biomarker study for evaluating MN-166 (ibudilast) in methamphetamine use disorder and this trial is ongoing.

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

Researchers at UCLA were granted approval and funding by the National Institute on Alcoholism and Alcohol Abuse (NIAAA) for a clinical trial to evaluate MN-166 (ibudilast) for the treatment of alcohol dependence. This clinical trial has been completed and results were presented at the American College of Neuropsychopharmacology (ACNP)’s 54th Annual Meeting in December 2015. In May 2018, we announced a new NIDA-funded clinical trial of MN-166 (ibudilast) in alcohol dependence and withdrawal in collaboration with researchers at UCLA and this trial is ongoing. In August 2018, we announced a new NIAAA-funded Phase 2b clinical trial of MN-166 (ibudilast) which will evaluate heavy drinking days in subjects with alcohol dependence in collaboration with researchers at UCLA and this trial is ongoing.

•Chemotherapy-Induced Peripheral Neuropathy: In March 2018, we announced plans to initiate a clinical trial to evaluate MN-166 (ibudilast) in chemotherapy-induced peripheral neuropathy, which is funded by the University of Sydney Concord Cancer Centre in Australia, and this trial is ongoing.

•Degenerative Cervical Myelopathy: In August 2018, we announced plans to initiate a clinical trial of MN-166 (ibudilast) in degenerative cervical myelopathy (DCM) in collaboration with the University of Cambridge. The trial is funded by a grant from the National Institute for Health Research (NIHR) in the United Kingdom (UK) and enrollment is expected to begin in mid-2019.

•Glioblastoma: We have initiated clinical development to evaluate MN-166 (ibudilast) for the treatment of glioblastoma. In June 2017, we announced positive results from an animal model study that examined the potential clinical efficacy of MN-166 (ibudilast) for the treatment of glioblastoma. These results were presented at the 2017 American Society of Clinical Oncology (ASCO) Annual Meeting. In May 2018, we announced that the Investigational New Drug Application (IND) for MN-166 (ibudilast) for treatment of glioblastoma was accepted and opened with the FDA. In October 2018, we announced that the FDA granted orphan-drug designation to MN-166 (ibudilast) as adjunctive therapy to temozolomide for the treatment of glioblastoma. In January 2019, we announced the initiation of enrollment in a clinical trial of MN-166 (ibudilast) in combination with temozolomide (TMZ, Temodar‑®) for the treatment of recurrent glioblastoma at the Dana-Farber Cancer Institute in Boston.

MN-001 (tipelukast) is currently in development for fibrotic diseases including nonalcoholic steatohepatitis (NASH) and idiopathic pulmonary fibrosis (IPF), which are described below.

•Nonalcoholic Steatohepatitis (NASH) and Nonalcoholic Fatty Liver Disease (NAFLD): We announced positive results of MN-001 (tipelukast) in two different NASH mouse models in 2014 and we opened the IND (Investigational New Drug) application for MN-001 (tipelukast) for the treatment of NASH with the FDA in 2015. The FDA subsequently granted Fast Track designation to MN-001 (tipelukast) for the treatment of patients with NASH with fibrosis. We then initiated a clinical trial to investigate MN-001 (tipelukast) for the treatment of hypertriglyceridemia in NASH and NAFLD patients. In April 2018, we announced that we would terminate this trial early after positive results from an interim analysis in which MN-001 (tipelukast) significantly reduced mean serum triglycerides, a primary endpoint. This data was presented at the International Liver Congress 2018, the 53rd annual meeting of the European Association for the Study of the Liver (EASL) in Paris, France in April 2018.

•Idiopathic Pulmonary Fibrosis (IPF): In 2014, we announced positive results of MN-001 (tipelukast) in a mouse model of pulmonary fibrosis. The FDA subsequently granted Orphan-Drug designation to MN-001 (tipelukast) for treatment of IPF which will provide seven years of marketing exclusivity if MN-001 (tipelukast) is approved for IPF. The FDA granted Fast Track designation to MN-001 (tipelukast) for the treatment of patients with IPF in September 2015. We then initiated a Phase 2 clinical trial of MN-001 (tipelukast) to treat IPF and this trial is currently enrolling patients.

We completed a Phase 2 clinical trial of MN-221 (bedoradrine) for the treatment of acute exacerbations of asthma treated in the emergency room and conducted an End-of-Phase 2 meeting with the United States Food and Drug Administration (FDA) in October 2012. In that meeting, the FDA identified the risk/benefit profile of MN-221 (bedoradrine) as a focal point for further development and advised that a clinical outcome, such as a reduction in hospitalizations, would need to be a pivotal trial primary endpoint. We believe the appropriate clinical development for MN-221 (bedoradrine) would involve conducting dose regimen and acute exacerbations of asthma trial design optimization studies prior to commencing pivotal trials. We are working to identify a partner for financial support before further clinical development is commenced.

We have acquired licenses to MN-166 (ibudilast), MN-001 (tipelukast), MN-221 (bedoradrine), and MN-029 (denibulin) for the development of these product candidates. We have pursued development of these product candidates in various indications including progressive MS, ALS, chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, various addictions, NASH and NAFLD, IPF, acute exacerbations of asthma, and solid tumor cancers.

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

We intend to advance our diverse MN-166 (ibudilast) program through a combination of investigator-sponsored clinical trials, trials funded through government grants or other grants, and trials funded by us. In addition to providing drug supply and regulatory support, we have funded portions of some of the consortium-sponsored trials. For example, we contributed financially to the Secondary and Primary Progressive Ibudilast NeuroNEXT Trial in Multiple Sclerosis (SPRINT-MS) Phase 2b clinical trial of MN-166 (ibudilast) for the treatment of progressive MS, which was primarily funded by the NIH. In addition, we contributed financially to the clinical trial of MN-166 (ibudilast) for the treatment of ALS as well as the ongoing ALS / Biomarker study. We intend to pursue additional strategic alliances to help support further clinical development of MN-166 (ibudilast).

•	Pursue the development of MN-001 (tipelukast) for fibrotic and other diseases.

We intend to advance development of MN-001 (tipelukast) through a variety of means, which may include investigator-sponsored trials with or without grant funding as well as trials funded by us.

•	Consider strategic partnerships with one or more leading pharmaceutical companies to complete late-stage product development and successfully commercialize our products.

We develop and maintain relationships with pharmaceutical companies that are therapeutic category leaders. Upon completion of proof-of-concept Phase 2 clinical trials, we intend to discuss strategic alliances with leading pharmaceutical companies who seek late-stage product candidates, such as MN-166 (ibudilast), MN-001 (tipelukast), MN-221 (bedoradrine) and MN-029, which could support further clinical development and product commercialization.

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

Following are the details of our product development programs:

MN-166 (ibudilast)

MN-166 (ibudilast) is a novel, first-in-class, oral, anti-inflammatory and neuroprotective agent. MN-166 (ibudilast) inhibits macrophage migration inhibitory factor (MIF) and certain phosphodiesterases (PDEs). MN-166 (ibudilast) also attenuates activated glia cells, which play a major role in certain neurological conditions. While it has been in use for more than 20 years in Japan and Korea for the treatment of asthma and post-stroke dizziness, we are developing MN-166 (ibudilast) for the treatment of primary progressive and secondary progressive MS, ALS, chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, and substance dependence. We licensed MN-166 (ibudilast) from Kyorin Pharmaceuticals (Kyorin) in 2004.

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

The FDA has granted Orphan-Drug designation to MN-166 (ibudilast) for the treatment of ALS, which will provide seven years of marketing exclusivity if it is approved for ALS in the U.S. The European Commission also granted Orphan Medicinal Product Designation for MN-166 (ibudilast) for the treatment of ALS which offers potential benefits including 10 years of marketing exclusivity if it is approved for ALS in Europe. The FDA has also granted Orphan-Drug designation to MN-166 (ibudilast) as adjunctive therapy to temozolomide for the treatment of glioblastoma.

We have filed patent applications for multiple uses of MN-166 (ibudilast) for the treatment of neurological conditions. Some of the patent estate has received allowance in the United States and foreign countries. For example, we have been granted separate U.S. patents that cover the use of MN-166 (ibudilast) for the treatment of progressive MS, for the treatment of ALS, for the treatment of drug addiction or dependence, and for the treatment of neuropathic pain.

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

Based on promising results from a Phase 2 trial in relapsing MS completed in 2008, investigators from NeuroNEXT, a NIH-funded Phase 2 clinical trial network, evaluated MN-166 (ibudilast) in PPMS and SPMS patients in the United States. SPRINT-MS is the name of the Phase 2b, randomized, double-blind, placebo-controlled trial that evaluated the safety and tolerability of MN-166 (ibudilast) (up to 100 mg/day) in PPMS and SPMS patients. Recruitment and enrollment at 28 medical centers in the United States commenced in late 2013 and randomization of 255 subjects was completed in June 2015. In October 2017, we announced the presentation of positive top-line results from the SPRINT-MS Phase 2b clinical trial of MN-166 (ibudilast) in progressive MS. The trial achieved both primary endpoints of whole brain atrophy and safety and tolerability. MN-166 (ibudilast) demonstrated a statistically significant 48% reduction in the rate of progression of whole brain atrophy compared to placebo (p=0.04) as measured by MRI analysis using brain parenchymal fraction (BPF) and there was not an increased rate of serious adverse events in the MN-166 (ibudilast) group compared to the placebo group. In February 2018, we announced the presentation of positive clinical efficacy trends from this trial regarding the important secondary endpoint of confirmed disability progression. MN-166 (ibudilast) demonstrated a 26% reduction in the risk of confirmed disability progression compared to placebo (hazard ratio = 0.74), as measured by EDSS (Expanded Disability Status Scale). Results of the SPRINT-MS Phase 2b clinical trial of MN-166 (ibudilast) in progressive MS were published in the New England Journal of Medicine in August 2018. We were granted Fast Track designation from the FDA for MN-166 (ibudilast) for the treatment of progressive MS in 2016.

Amyotrophic Lateral Sclerosis (ALS): ALS, also known as Lou Gehrig’s disease, is a progressive neurodegenerative disease that affects nerve cells in the brain and the spinal cord. The nerves lose the ability to trigger specific muscles, which causes the muscles to become weak. As a result, ALS affects voluntary movement and patients in the later stages of the disease may become totally paralyzed. Average life expectancy of an ALS patient is three years from diagnosis. According to the ALS Association, there are approximately 20,000 ALS patients in the United States and approximately 5,000 people in the United States are diagnosed with ALS each year.

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

In December 2017, we announced positive top-line results from the ALS trial at Carolinas Neuromuscular/ALS-MDA Center. The trial achieved the primary endpoint of safety and tolerability. In addition, there was a higher rate of responders on the ALSFRS-R total score in the MN-166 (ibudilast) group compared to the placebo group. The Amyotrophic Lateral Sclerosis Functional Rating Scale-Revised (ALSFRS-R) total score measures the functional activity of an ALS subject. There was also a higher rate of responders on the ALSAQ-5 score in the MN-166 (ibudilast) group compared to the placebo group. The Amyotrophic Lateral Sclerosis Assessment Questionnaire (ALSAQ-5) score measures the physical mobility, activities of daily living and independence, eating and drinking, communication, and emotional functioning of an ALS subject. In July 2018, we announced data from ad-hoc subgroup analyses in subjects who had either bulbar onset or upper limb onset in the ALS trial at Carolinas Neuromuscular/ALS-MDA Center. In September 2018, we received feedback from the FDA regarding our Phase 3 clinical development plan for MN-166 (ibudilast) in ALS.

In December 2015, we announced that the FDA granted Fast Track designation to MN-166 (ibudilast) for the treatment of patients with ALS. In March 2016, we announced that we received a Notice of Allowance from the United States Patent and Trademark Office (PTO) for a new patent which covers MN-166 (ibudilast) for the treatment of ALS. In October 2016, we announced that the FDA granted Orphan-Drug designation to MN-166 (ibudilast) for the treatment of ALS, which will provide seven years of marketing exclusivity if it is approved for ALS. In December 2016, we announced that the European Commission granted Orphan Medicinal Product Designation for MN-166 (ibudilast) for the treatment of ALS. In January 2019, we received a Notice of Allowance from the U.S. PTO for a pending patent application which covers the combination of MN-166 (ibudilast) and riluzole for the treatment of ALS and other neurodegenerative diseases.

In February 2016, we entered into an agreement to collaborate with Massachusetts General Hospital (MGH) to study the effects of MN-166 (ibudilast) on reducing brain microglial activation in ALS subjects measured by a positron emission tomography (PET) biomarker. This ongoing clinical trial, which we refer to as the ALS / Biomarker study, will also evaluate safety and tolerability as well as several clinical outcomes including ALS functional rating scale (ALSFRS-R), slow vital capacity (SVC), and muscle strength measured by hand-held dynamometry (HHD). In July 2018, we announced that the ALS / Biomarker study was fully enrolled.

Methamphetamine Addiction: Methamphetamine is a central nervous system stimulant drug that is similar in structure to amphetamine. It is a Schedule II drug, meaning that it has high abuse potential and low therapeutic potential. According to the Substance Abuse and Mental Health Services Administration’s (SAMHSA) 2017 National Survey on Drug Use and Health, there are approximately 964,000 people aged 12 or older with methamphetamine use disorder (includes those with dependence or abuse) in the United States. According to the Rand Corporation, the estimate of the economic burden in the United States of methamphetamine use, based on the most recent year for which data are available, is approximately $23.4 billion. Currently, there is no pharmaceutical treatment approved for methamphetamine dependence. Based on non-clinical results of the effects of MN-166 (ibudilast) in an animal model of methamphetamine relapse, investigators at UCLA conducted a Phase 1b clinical trial funded by NIDA to examine the safety and preliminary efficacy of MN-166 (ibudilast) in non-treatment-seeking, methamphetamine-dependent users in an inpatient trial that was completed in 2012. Subsequently, UCLA investigators received NIDA grant funding for a Phase 2 clinical trial to evaluate MN-166 (ibudilast) in methamphetamine-dependent users in an outpatient trial setting that commenced in 2013. In March 2018, we announced that this trial did not meet the primary endpoint of methamphetamine abstinence confirmed via urine drug screens during the final two weeks of treatment. In November 2017, we announced a collaboration with Oregon Health & Science University to initiate a biomarker study to evaluate MN-166 (ibudilast) in methamphetamine use disorder and this study is ongoing. We were granted Fast Track designation from the FDA for MN-166 (ibudilast) for the treatment of methamphetamine dependence in 2013.

Opioid Withdrawal and Dependency: According to the SAMHSA’s 2017 National Survey on Drug Use and Health, there are approximately 1.7 million people aged 12 or older with pain reliever use disorder (includes those with dependence or abuse) and approximately 652,000 people aged 12 or older with heroin use disorder (includes those with dependence or abuse) in the United States. Access to prescription opioids has recently become more difficult due to more stringent policies on prescribing opioids. An unintended consequence of this policy is increased use of heroin. Heroin is attractive to prescription opioid addicts because it is less expensive and more accessible than prescription opioids. Heroin poses serious health issues, such as risk of HIV and Hepatitis C infection, overdose and death (Knopf, 2012). There is an urgent, significant unmet medical need for a safe, effective non-addictive, non-opioid therapy for the treatment of prescription opioid and heroin addiction. Investigators at Columbia University and NYSPI previously completed a NIDA-funded, randomized, double-blind, placebo-controlled in-unit Phase 1b/2a clinical trial to evaluate the ability of MN-166 (ibudilast) to reduce opioid withdrawal symptoms in humans. Subsequently, investigators at Columbia University and NYSPI conducted a NIDA-funded Phase 2a clinical trial of MN-166 (ibudilast) for the treatment of prescription opioid or heroin dependence. In March 2016, we announced that positive findings from the results of this completed study in opioid dependence were presented at the Behavior, Biology and Chemistry: Translational Research in Addiction Meeting.

Alcohol Addiction: According to SAMHSA’s 2017 National Survey on Drug Use and Health, there are approximately 14.5 million people aged 12 or older with alcohol use disorder (includes those with dependence or abuse) in the United States. The Centers for Disease Control and Prevention (CDC) reports that excessive alcohol use cost the United States $249 billion in 2010, the latest year for which complete data are available. Medicines that have been approved by the FDA to treat alcohol dependence include Antabuse ®, Vivitrol ®, Campral ® and Revia ®. However, the search for a safe and effective drug remains elusive due to limited success of these FDA-approved compounds (Witkiewitz et al., 2012). In a non-clinical trial (Bell et al., 2013), MN-166 (ibudilast) was examined in rats and mice and was found to reduce alcohol drinking in alcohol-preferring P rats and high-alcohol drinking (HAD1) rats by 50%, and in mice made dependent on alcohol at doses which had no effect on non-dependent mice. Investigators at UCLA received funding from the NIAAA to conduct a study to evaluate MN-166 (ibudilast) in a randomized, double-blind, placebo-controlled within-subject crossover design to determine the safety, tolerability and initial human laboratory efficacy of MN-166 (ibudilast) in a sample of 24 non-treatment seeking individuals with either alcohol abuse or dependence. The study was initiated in early 2014 and completed enrollment of 24 subjects in June 2015. Results of the alcohol dependence study were presented at the American College of Neuropsychopharmacology (ACNP)’s 54th Annual Meeting in December 2015. MN-166 (ibudilast), but not placebo, significantly decreased basal, daily alcohol craving over the course of the study (p<0.05). MN-166 (ibudilast) did not affect cue- and stress-induced alcohol craving. However, MN-166 (ibudilast) increased positive mood during both the cue reactivity and stress procedures. MN-166 (ibudilast) was safe and well-tolerated during the study. In May 2018, we announced plans to initiate an NIH-funded clinical trial of MN-166 (ibudilast) in alcohol dependence and withdrawal in collaboration with researchers at UCLA. This clinical trial, which is currently ongoing, is evaluating whether MN-166 (ibudilast) reduces basal level negative affect during abstinence, and in doing so, will interfere with alcohol-induced blunting of negative affectivity. In August 2018, we announced a new NIAAA-funded Phase 2b clinical trial of MN-166 (ibudilast) in alcohol dependence in collaboration with researchers at UCLA. This clinical trial, which is currently ongoing, is evaluating whether MN-166 (ibudilast) will decrease the percentage of heavy drinking days (defined as ≥ 5 drinks for men and ≥ 4 drinks for women), as compared to placebo, over the course of the 12-week trial.

Chemotherapy-Induced Peripheral Neuropathy: Peripheral neuropathy is a set of symptoms caused by damage to peripheral nerves, the nerves that are away from the brain and spinal cord. Some of the chemotherapy and other drugs used to treat cancer can damage peripheral nerves which carry sensations to the brain and control the movement of the arms and legs. This damage results in chemotherapy-induced peripheral neuropathy (CIPN) which can be a disabling side effect of cancer treatment. Common symptoms of CIPN include pain, burning, tingling, loss of feeling, coordination and balance problems, muscle weakness, trouble swallowing and passing urine, constipation, and blood pressure changes. Severe CIPN may require chemotherapy dose reduction or cessation. According to a meta-analysis which included more than 4,000 patients, CIPN prevalence was 68% when measured in the first month after chemotherapy, 60% at 3 months, and 30% at 6 months or more (“Incidence, prevalence, and predictors of chemotherapy-induced peripheral neuropathy: A systematic review and meta-analysis,” Seretny M et al 2014). In March 2018, we announced plans to initiate a clinical trial to evaluate MN-166 (ibudilast) in chemotherapy-induced peripheral neuropathy which is funded by the University of Sydney Concord Cancer Centre in Australia. This is an ongoing, open-label, sequential cross-over pilot study assessing acute neurotoxicity, chemotherapy-induced peripheral neuropathy, and drug interactions of MN-166 (ibudilast) in patients with metastatic gastrointestinal cancer (colorectal cancer and upper gastrointestinal cancers) who are receiving oxaliplatin.

Degenerative Cervical Myelopathy: Degenerative cervical myelopathy (DCM), also known as cervical spondylotic myelopathy, involves spinal cord dysfunction from compression in the neck. Degenerative cervical myelopathy is the most common form of spinal cord impairment in adults and results in disability and reduced quality of life. Patients report neurological symptoms such as pain and numbness in limbs, poor coordination, imbalance, and bladder problems. According to the American Association of Neurological Surgeons, more than 200,000 cervical procedures are performed each year to relieve compression on the spinal cord or nerve roots. There are no pharmaceuticals approved for the treatment of DCM. In August 2018, we announced plans to initiate a clinical trial of MN-166 (ibudilast) in DCM in collaboration with the University of Cambridge. The trial, which is funded by a grant from the National Institute for Health Research (NIHR) in the United Kingdom (UK), will evaluate MN-166 (ibudilast) as an adjuvant treatment for DCM following spinal surgery to determine whether MN-166 (ibudilast) is more effective than placebo in improving outcomes after spinal surgery. The primary endpoint is the modified Japanese Orthopaedic Association (mJOA) Score, which evaluates motor dysfunction in upper and lower extremities, loss of sensation, and bladder sphincter dysfunction, at 6 months after surgery.

Glioblastoma: According to the American Association of Neurological Surgeons, glioblastoma is an aggressive brain tumor that develops from glial cells (astrocytes and oligodendrocytes), grows rapidly, and commonly spreads into nearby brain tissue. The American Brain Tumor Association reports that glioblastomas represent about 15% of all primary brain tumors and 56% of all gliomas. Glioblastoma has the highest number of cases of all malignant tumors, with an estimated 12,760 new cases predicted for 2018. Median survival is about 14.6 months for adults with more aggressive glioblastoma treated with temozolomide and radiation therapy. In June 2017, we announced positive results from an animal model study that examined the potential clinical efficacy of MN-166 (ibudilast) for the treatment of glioblastoma which were presented at the 2017 American Society of Clinical Oncology (ASCO) Annual Meeting. Results of the glioblastoma mouse model study showed that median survival was higher in the group that received combination treatment with MN-166 (ibudilast) plus temozolomide compared to the group that received temozolomide alone. In May 2018, we announced that the Investigational New Drug Application (IND) for MN-166 (ibudilast) for treatment of glioblastoma was accepted and opened with the FDA. We were also informed by the FDA that the proposed clinical investigation of MN-166 (ibudilast) in combination with temozolomide for treatment of glioblastoma may proceed. In October 2018, we announced that the FDA granted orphan-drug designation to MN-166 (ibudilast) as adjunctive therapy to temozolomide for the treatment of glioblastoma. In January 2019, we announced the initiation of enrollment in a clinical trial of MN-166 (ibudilast) in combination with temozolomide (TMZ, Temodar‑®) for the treatment of recurrent glioblastoma at the Dana-Farber Cancer Institute in Boston.

MN-221 (bedoradrine)

MN-221 (bedoradrine) is a novel, highly selective ß2-adrenergic receptor agonist which has been developed for the treatment of acute exacerbations of asthma. We licensed MN-221 (bedoradrine) from Kissei Pharmaceutical Co., Ltd. (Kissei) in February 2004. Current inhaled beta-agonist treatments for asthma exacerbations are limited by bronchoconstriction or insufficient airflow due to inflammation and airway constriction, which reduces the amount of inhaled drug that can get into the lungs. In addition, the amount of inhaled treatments a patient can tolerate is limited due to the potential for cardiovascular side effects (e.g. increased heart rate).

MN-221 (bedoradrine) is designed to treat acute exacerbations of asthma via intravenous (i.v.) infusion, bypassing constricted airways to deliver the drug to the lungs. Preclinical studies showed MN-221 (bedoradrine) to have a high affinity for the ß 2 -adrenergic receptor, found primarily in the lungs, and a much lower affinity for the ß 1 -adrenergic receptor found primarily in cardiac tissue. MN-221 (bedoradrine)’s improved delivery to the lungs and its cardiac safety profile has potential to help fill an unmet need for patients with acute exacerbations of asthma, helping them to breathe easier and avoid a costly hospital stay.

Acute Exacerbation of Asthma: According to the most recent data available from the United States National Center for Health Statistics, there were 1.74 million emergency department visits due to asthma in 2015, 439,000 hospitalizations due to asthma in 2010 (the most recent year for which data is available), and 3,518 deaths due to asthma in 2016. According to the United States National Heart, Lung and Blood Institute, the direct costs associated with hospital care due to asthma were estimated at $5.5 billion in the United States in 2010 (the most recent year for which data is available).

We completed a Phase 2b randomized, double-blind, placebo-controlled clinical trial (N=175) evaluating MN-221 (bedoradrine) in patients with acute exacerbations of asthma in the emergency department setting. MN-221 (bedoradrine) did not statistically meet the primary endpoint, improvement in FEV 1 (Forced Expiratory Volume in One Second) compared to placebo. However, MN-221 (bedoradrine) treatment demonstrated statistically significant improvements in endpoints associated with Dyspnea Index scores. MN-221 (bedoradrine) treatment significantly increased (improved) the change from baseline in Dyspnea Index scale score over Hours 0-3 compared to placebo (based on AUC [0-3 hr], p = 0.0405), significantly increased the change from baseline in Dyspnea Index scale scores at Hour 2 compared to placebo (based on mean score, p = 0.0042), and significantly increased the percentage of subjects who had improvement in the Dyspnea Index score ≥ 1 point at Hour 2 compared to placebo (p = 0.0323). A post-hoc analysis was performed to evaluate the Treatment Failure rate defined as the number of subjects who were either hospitalized or who returned to the emergency department during the course of the study. In subjects who received corticosteroids greater than 3 hours prior to study drug infusion, the number of treatment failures was significantly greater in the placebo group (74%) versus the MN-221 (bedoradrine) group (43%), p=0.0489. No safety/tolerability issues of clinical significance were observed.

In October 2012, we met with the FDA to review future development of this product candidate. The FDA identified the risk/benefit profile of MN-221 (bedoradrine) as a focal point for further development and advised that a clinical outcome, such as a reduction in hospitalizations, would need to be a pivotal trial primary endpoint. We have decided that any future MN-221 (bedoradrine) development will be designed based on the feedback received from the FDA and that any future MN-221 (bedoradrine) clinical trial development for asthma will be partner-dependent from a funding perspective.

MN-001 (tipelukast)

MN-001 (tipelukast) is a novel, orally bioavailable small molecule compound which exerts its effects through several mechanisms to produce its anti-fibrotic and anti-inflammatory activity in preclinical models, including leukotriene (LT) receptor antagonism, inhibition of PDEs (mainly 3 and 4), and inhibition of 5-lipoxygenase (5-LO). The 5-LO/LT pathway has been postulated as a pathogenic factor in fibrosis development and the inhibitory effect of MN-001 (tipelukast) on 5-LO and the 5-LO/LT pathway is considered to be a novel approach to treat fibrosis. MN-001 (tipelukast) has been shown to down-regulate expression of genes that promote fibrosis including LOXL2, Collagen Type 1 and TIMP-1. MN-001 (tipelukast) has also been shown to down-regulate expression of genes that promote inflammation including CCR2 and MCP-1. In addition, histopathological data shows that MN-001 (tipelukast) reduces fibrosis in multiple animal models. We licensed MN-001 (tipelukast) from Kyorin in 2002. In addition to granting MN-001 (tipelukast) Fast Track designation for the treatment of NASH with fibrosis, the FDA has also granted MN-001 (tipelukast) Orphan-Drug designation and Fast Track designation for treatment of idiopathic pulmonary fibrosis (IPF).

Previously, we evaluated MN-001 (tipelukast) for its potential clinical efficacy in asthma and completed a Phase 2 study in asthma with positive results. MN-001 (tipelukast) has been exposed to more than 600 subjects and is considered generally safe and well-tolerated.

Nonalcoholic Steatohepatitis (NASH) and Nonalcoholic Fatty Liver Disease (NAFLD): Nonalcoholic steatohepatitis (NASH) is a condition in which there is fat in the liver along with inflammation and damage to liver cells. NASH is a common liver disease that resembles alcoholic liver disease but occurs in people who drink little or no alcohol. According to the United States National Institute of Diabetes and Digestive and Kidney Diseases (NIDDK), NASH prevalence in adults in the United States is 3-12%, and an additional 30-40% of adult Americans have nonalcoholic fatty liver disease (NAFLD). The underlying cause of NASH is unclear, but it most often occurs in persons who are middle-aged and overweight or obese. Many patients with NASH have elevated serum lipids, diabetes or pre-diabetes. Progression of NASH can lead to liver cirrhosis. Liver transplantation is the only treatment for advanced cirrhosis with liver failure. At this time, there is no pharmaceutical treatment approved for NASH.

We completed a pre-clinical study evaluating the potential clinical efficacy of MN-001 (tipelukast) for the treatment of NASH. MN-001 (tipelukast) administered orally once daily (10, 30, and 100 mg/kg for three weeks) was evaluated in the STAM™ (NASH-HCC) mouse model of NASH, as measured by liver biochemistry and histopathology, NAFLD activity score (NAS), and percent of fibrosis and gene expression. MN-001 (tipelukast), in a dose-dependent manner, significantly reduced fibrosis area compared with placebo (p<0.01) as demonstrated by a reduction in liver hydroxyproline content, supporting the anti-fibrotic properties of MN-001 (tipelukast). MN-001 (tipelukast) significantly improved NAS (p<0.01). MN-001 (tipelukast), in this animal model, improved NASH pathology by inhibiting hepatocyte damage (p<0.01) and ballooning (p<0.01). At the same time, MN-001 (tipelukast) was also shown to reduce certain gene expression levels in the liver, thus implying that MN-001 (tipelukast) reduces the formation of fibrosis in the NASH model. We completed a second preclinical study that examined the potential clinical efficacy of MN-001 (tipelukast) for the treatment of advanced NASH. This study used mice in more advanced stages of NASH as compared to the first study of MN-001 (tipelukast) in a NASH mouse model. MN-001 (tipelukast) showed anti-NASH and anti-fibrotic effects in the advanced NASH mouse model. NAFLD activity score (NAS) was significantly reduced in the MN-001 (tipelukast)-treated group compared to the non-treated group (p<0.001). The reduction was observed consistently in all NAS components including hepatocyte ballooning score (p<0.001), lobular inflammation score (p<0.01), and steatosis score (p<0.05). Percent fibrosis area was also reduced in the MN-001 (tipelukast) treated group (p<0.01). In addition, alpha-SMA-positive staining area was significantly reduced in the MN-001 (tipelukast)-treated group (p<0.001). Collectively, these results provided compelling evidence that MN-001 (tipelukast) warrants further evaluation for the treatment of NASH in humans. We have an open IND and the FDA has approved two different Phase 2 clinical trial protocols for

MN-001 (tipelukast) for the treatment of NASH in the United States. In April 2018, we announced that we would terminate early the Phase 2 clinical trial of MN-001 (tipelukast) in NASH and NAFLD patients with hypertriglyceridemia based on the significant positive results from an interim analysis. This data was presented at the International Liver Congress 2018, the 53rd annual meeting of the European Association for the Study of the Liver (EASL) in Paris, France in April 2018. MN-001 (tipelukast) significantly reduced mean serum triglycerides by 135.7 mg/dL, resulting in a 41.3% reduction (p=0.02), which includes the data from the 15 subjects who completed 8 weeks of treatment. Excluding one outlier with an extremely high triglyceride level of 1288 mg/dL before treatment, MN-001 (tipelukast) significantly reduced mean serum triglycerides by 74.9 mg/dL, resulting in a 28.8% reduction (p=0.00006). The FDA has granted Fast Track designation to MN-001 (tipelukast) for the treatment of patients with NASH with fibrosis.

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

We completed a pre-clinical study evaluating the potential clinical efficacy of MN-001 (tipelukast) for the treatment of pulmonary fibrosis. MN-001 (tipelukast), which was administered orally once daily (30, 100 and 300 mg/kg) for two weeks, was evaluated in a mouse model of bleomycin-induced pulmonary fibrosis (PF) as measured by CT evaluation of lung density, degree of pulmonary fibrosis using the Ashcroft score based on histopathological staining, and hydroxyproline content, which is an indicator of fibrosis or storage of collagen in tissue. MN-001 (tipelukast) significantly decreased the Ashcroft score compared to Vehicle group (p<0.05) after two weeks of treatment and MN-001 (tipelukast) reduced lung density when compared to the Vehicle-treated group. Moreover, lung hydroxyproline content was significantly reduced compared to the Vehicle group (p<0.01). These results show that treatment with MN-001 (tipelukast) has significant anti-fibrogenic effects in bleomycin-induced pulmonary fibrosis in mice. We have an open IND and the FDA approved a Phase 2 clinical trial protocol for MN-001 (tipelukast) for the treatment of IPF in the United States. A Phase 2 clinical trial of MN-001 (tipelukast) in IPF is currently ongoing at Penn State. The FDA has granted Orphan-Drug designation to MN-001 (tipelukast) for treatment of IPF. Orphan-Drug designation will provide seven years of marketing exclusivity for MN-001 (tipelukast) for the treatment of IPF if it is approved for this indication. The FDA has also granted Fast Track designation to MN-001 (tipelukast) for the treatment of patients with IPF.

MN-029 (denibulin)

MN-029 (denibulin) is a novel tubulin binding agent (TBA) under development for the treatment of solid tumors. It exerts its activity through reversible inhibition of tubulin polymerization resulting in disruption of the cell cytoskeleton, which causes the cancer cells to deform in shape and ultimately leads to extensive central necrosis of the solid tumor. We licensed MN-029 (denibulin) from Angiogene Pharmaceuticals, Ltd. (Angiogene) in 2002.

Several preclinical pharmacology studies have assessed the mechanism of action and anti-tumor activity of MN-029 (denibulin) in vivo in rodent models of breast adenocarcinoma, colon carcinoma, lung carcinoma and KHT sarcoma. In these studies, MN-029 (denibulin) damaged poorly formed tumor blood vessels by weakening tumor blood vessel walls and causing leakage, clotting and eventual vascular shutdown within the tumor, in addition to the direct effect over tumor cells. These studies suggest that MN-029 (denibulin) acts quickly and is rapidly cleared from the body, which may reduce the potential for some adverse effects commonly associated with chemotherapy. Shutdown of tumor blood flow in tumor models was confirmed through the use of dynamic contrast-enhanced magnetic resonance imaging. In two Phase I clinical studies we conducted, MN-029 (denibulin) was well-tolerated at doses that reduced tumor blood flow.

The first Phase 1 trial determined the safety, tolerability, and maximum tolerated dose (MTD) level of single doses of MN-029 (denibulin) given every three weeks in 34 subjects with refractory cancer. The MTD was determined to be 180 mg/m2 and appeared to be safe as a single i.v. dose administered every three weeks for as many as 25 cycles. There were no clinically significant changes in routine laboratory assessments, vital signs, or

ECG monitoring. The most commonly reported adverse events (AEs) were similar to other chemotherapies—vomiting, nausea, diarrhea, and fatigue. There were a total of nine serious adverse events (SAEs) and study discontinuations due to AEs. In a preliminary evaluation of anti-tumor activity, no patient had a complete response or partial response; however stable disease was seen in 12 patients. MN-029 (denibulin) had a desired vascular effect in seven of 11 patients that were administered drug at dose levels of ≥120 mg/m 2. Nine patients continued into extended cycles of treatment.

The second Phase 1 study was conducted to determine the safety, tolerability and MTD of single doses of MN-029 (denibulin) given every seven days for a total of three doses (Days 1, 8 and 15), followed by 13-day recovery (Days 16-28) in subjects with advanced/metastatic solid tumor cancer. Subjects who tolerated treatment with MN-029 (denibulin) could receive additional cycles. All 20 subjects reported at least one AE related to study drug. The most common AEs considered related to study drug were vomiting, nausea, arthralgia and headache. There were no clinically significant changes in routine laboratory assessments, vital signs or ECG monitoring. There was one SAE considered unrelated to study drug. Consistent with the previous Phase 1 trial, MN-029 (denibulin) up to dose levels of 180 mg/m 2 appeared to be safe and well tolerated. One subject had a partial response which lasted for 74 days. Stable disease was observed in seven subjects. The results suggested an effect of MN-029 (denibulin) on vascular perfusion; however, a larger sample size is warranted.

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

  Table 1 Product Candidates and Programs—MN-166 (ibudilast)

Indication	Clinical Study	Principal Investigator /Institution /Funding Agency(s)	Status

Primary Progressive and Secondary Progressive Multiple Sclerosis	A Randomized, Double-Blind, Placebo-Controlled Study to Evaluate the Safety, Tolerability and Activity of Ibudilast (MN-166 (ibudilast)) in Subjects with Progressive Multiple Sclerosis	Robert J. Fox, M.D., M.S., FAAN Cleveland Clinic National Institute on Neurological Diseases and Stroke MediciNova, Inc.	Completed

Amyotrophic Lateral Sclerosis (ALS)

A Single-Center, Randomized, Double-Blind, Placebo-Controlled, Six Month Clinical Trial Followed by an Open-Label Extension to Evaluate the Safety, Tolerability, and Clinical Endpoint Responsiveness of Ibudilast (MN-166 (ibudilast)) in Subjects with Amyotrophic Lateral Sclerosis (ALS)

		Benjamin R. Brooks, M.D. Carolinas HealthCare System Neurosciences Institute MediciNova, Inc.	Completed

ALS / Biomarker	A Biomarker Study to Evaluate MN-166 (ibudilast) (Ibudilast) in Subjects with Amyotrophic Literal Sclerosis (ALS)	Nazem Atassi, M.D., MMSc Massachusetts General Hospital MediciNova, Inc.	Ongoing

Degenerative Cervical Myelopathy	A multi-centre, double-blind, randomised, placebo-controlled trial assessing the efficacy of Ibudilast as an adjuvant treatment to decompressive surgery for degenerative cervical myelopathy	Dr. Mark Kotter University of Cambridge National Institute for Health Research (NIHR) in the U.K.	Enrollment expected to begin in mid-2019

Chemotherapy-Induced Peripheral Neuropathy

A pilot study evaluating the impact of ibudilast on prevention of chemotherapy-induced acute neurotoxicity and evaluating pharmacokinetics with oxaliplatin in gastro-intestinal cancer patients receiving oxaliplatin

		Dr. Janette Vardy University of Sydney Concord Cancer Centre in Australia	Ongoing
Glioblastoma

Phase 1b/2a Multi-center, Open-label, Dose Escalation Study to Evaluate the Safety, Tolerability and Efficacy of MN-166 (ibudilast) and Temozolomide Combination Treatment in Patients With Recurrent Glioblastoma

		Patrick Y. Wen, M.D., Dana-Farber Cancer Institute Kerrie McDonald, Ph.D., University of New South Wales MediciNova, Inc.	Ongoing
Substance Dependence / Addiction:

Methamphetamine Dependence	Randomized Trial of Ibudilast for Methamphetamine Dependence	Keith Heinzerling, M.D., MPH UCLA National Institute on Drug Abuse	Completed
Methamphetamine Dependence / Biomarker	Effect of Ibudilast on Neuroinflammation in Methamphetamine Users	Milky Kohno, Ph.D. and William Hoffman, M.D., Ph.D. Oregon Health & Science Univ.	Ongoing
Opioid Dependence	Effects of Ibudilast (MN-166 (ibudilast)), a Glial Activation Inhibitor, on Oxycodone Self-Administration in Opioid Abusers	Sandra D. Comer, Ph.D. Columbia University/NYSPI National Institute on Drug Abuse MediciNova, Inc.	Completed
Alcohol Dependence	Development of Ibudilast (MN-166 (ibudilast)) as a Novel Treatment for Alcoholism	Lara Ray, Ph.D. UCLA National Institute on Alcohol Abuse and Alcoholism	Completed

Alcohol Dependence and Withdrawal Alcohol Dependence	Ibudilast (MN-166 (ibudilast)) and Withdrawal-Related Dysphoria Ibudilast (MN-166 (ibudilast)) for the Treatment of Alcohol Use Disorder	Lara Ray, Ph.D. UCLA National Institute on Drug Abuse Lara Ray, Ph.D. UCLA National Institute on Alcohol Abuse and Alcoholism	Ongoing Ongoing

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

For the MN-166 (ibudilast) development program, we have historically sourced and imported delayed-release ibudilast capsules, marketed in Japan as Pinatos®, from Taisho Pharmaceutical Co., Ltd. (Taisho). In addition, we have begun using contract manufacturers to manufacture API and finished product for the MN-166 (ibudilast) development program.

Pursuant to the terms of our license agreement with Kissei for MN-221 (bedoradrine), Kissei has the exclusive right to manufacture the commercial supply of the API for MN-221 (bedoradrine). If we enter into a supply agreement with Kissei, we will purchase from Kissei all API that we require for the commercial supply of MN-221 (bedoradrine), if this product candidate is approved for commercial sale by the FDA or other regulatory authorities.

Intellectual Property and License Agreements

Since our inception in September 2000, we have entered into license agreements with pharmaceutical companies which cover our current product candidates. We have also entered into license agreements with universities which cover additional intellectual property related to our product candidates. In general, we seek to procure patent protection for our anticipated products, or obtain such protection from the relevant patents owned by our licensors. Although the majority of our licensed patents have expired, we hold licensed rights to one issued foreign patent that is not expired. In addition to these licensed rights, we hold 24 issued U.S. patents and have filed nine additional U.S. patent applications. We also hold 36 issued foreign patents and 40 pending foreign patent applications corresponding to these U.S. patents and patent applications. We are not aware of any third-party infringement of the patents owned or licensed by us and are not party to any material claims by third parties of infringement by us of such third parties’ intellectual property rights. The following is a description of our existing license agreements and intellectual property rights for each of our product candidates.

MN-166 (ibudilast)

On October 22, 2004, we entered into an exclusive license agreement with Kyorin for the development and commercialization of MN-166 (ibudilast). Kyorin is a fully integrated Japanese pharmaceutical company and is listed on the First Section of the Tokyo Stock Exchange. We obtained an exclusive, worldwide (excluding Japan, China, South Korea and Taiwan), sub-licensable license to the patent rights related to MN-166 (ibudilast) for the treatment of MS, except for ophthalmic solution formulations. MN-166 (ibudilast) is not covered by a composition of matter patent. The United States method of use patent for MN-166 (ibudilast) in MS underlying the license expired on August 10, 2018. Corresponding method of use patents in certain foreign countries also expired on August 10, 2018. Under the terms of the agreement, we granted to Kyorin an exclusive, royalty-free, sub-licensable license to use the preclinical, clinical and regulatory databases to develop ophthalmic products incorporating the MN-166 (ibudilast) compound anywhere in the world and non-ophthalmic products incorporating the MN-166 (ibudilast) compound outside of our territory.

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

We own, co-own or hold licenses to seven issued U.S. patents and eight pending U.S. patent applications as well as 22 issued foreign patents and eleven pending foreign patent applications covering MN-166 (ibudilast) and its analogs. These patents and patent applications are related to our development portfolio and are primarily directed to methods of treating various indications using MN-166 (ibudilast) and its analogs.

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

MN-221 (bedoradrine)

On February 25, 2004, we entered into an exclusive license agreement with Kissei for the development and commercialization of MN-221 (bedoradrine). Kissei is a fully integrated Japanese pharmaceutical company and is listed on the Tokyo Stock Exchange. We obtained an exclusive, worldwide (excluding Japan), sub-licensable license to various patent rights and know-how related to MN-221 (bedoradrine) and other compounds disclosed or included in, or covered by, these patent rights, for all indications. This license includes an exclusive license under one U.S. patent and certain corresponding patents in foreign countries and is sub-licensable upon receipt of the written consent of Kissei. The United States composition of matter patent underlying the license issued on October 17, 2000 and it expired on February 18, 2017. Most of the corresponding composition of matter patents in various other countries also expired on February 18, 2017.

In addition to the licensed patents, we have filed patent applications in the United States and certain foreign countries regarding additional uses and formulations of MN-221 (bedoradrine). We have been granted a U.S. patent which covers the use of MN-221 (bedoradrine) for the treatment of acute exacerbations of asthma and it expires no earlier than November 2030. This patent includes claims covering the use of MN-221 (bedoradrine) in combination with a standard of care treatment regimen and covers different routes of administration, including intravenous, oral and inhalation. We have been granted a U.S. patent that covers the use of MN-221 (bedoradrine) for the treatment of irritable bowel syndrome and it expires no earlier than April 2031.

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

MN-001 (tipelukast)

On March 14, 2002, we entered into an exclusive license agreement with Kyorin for the development and commercialization of MN-001 (tipelukast). We obtained an exclusive, worldwide (excluding Japan, China, South Korea and Taiwan) sub-licensable license to the patent rights and know-how related to MN-001 (tipelukast) and its active metabolite, MN-002, disclosed and included in, or covered by, these patents, in all indications, except for ophthalmic solution formulations. This license included an exclusive, sub-licensable license under two U.S. patents and certain corresponding patents in foreign countries. The United States composition of matter patent for MN-001 (tipelukast) underlying the license expired on February 23, 2009, and the United States composition of matter patent for MN-002 underlying the license expired on December 30, 2011. Foreign composition of matter patents for MN-001 (tipelukast) and MN-002 have also expired. We have been granted 14 U.S. patents covering certain compositions, uses and manufacturing processes associated with MN-001 (tipelukast) and MN-002. Uses covered by these patents include nonalcoholic steatohepatitis (NASH), advanced NASH with fibrosis, nonalcoholic fatty liver disease (NAFLD), steatosis, hypertriglyceridemia, hypercholesterolemia, hyperlipoproteinemia, fibrosis, ulcerative colitis, interstitial cystitis, and irritable bowel syndrome. Patent applications corresponding to these U.S. patents have been filed in certain foreign countries and some of the foreign patents have issued.

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

MN-029 (denibulin)

On June 19, 2002, we entered into an exclusive license agreement with Angiogene for the development and commercialization of the ANG-600 series of compounds. Angiogene is a privately held, British drug discovery company. We obtained an exclusive, worldwide, sub-licensable license to the patent rights and know-how related to the ANG-600 series of compounds disclosed in and included or covered by these patents for all indications. MN-029 (denibulin) is one of the ANG-600 series compounds covered by this license. We have been granted a U.S. patent which covers MN-029 (denibulin) di-hydrochloride and expires no earlier than July 2032. The allowed claims cover a compound, pharmaceutical composition and method of treating certain cell proliferation diseases, including solid tumors, based on denibulin di-hydrochloride. Patent applications corresponding to this U.S. patent were filed in certain foreign countries and patents have been granted or allowed in some of those countries.

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

Competition

The development and commercialization of new drugs is extremely competitive and characterized by extensive research efforts and rapid technological progress. Competition in our industry occurs on a variety of fronts, including developing and bringing new products to market before others, developing new products to provide the same benefits as existing products at lower cost and developing new products to provide benefits superior to those of existing products. We face competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies in the United States and abroad. Some of these competitors have products or are pursuing the development of drugs that target the same diseases and conditions that are the focus of our product development programs. Many of our competitors have products that have been approved or are in advanced development and may succeed in developing drugs that are more effective, safer, more affordable or more easily administered than ours or that achieve patent protection or commercialization sooner than our products. Our competitors may also develop alternative therapies that could further limit the market for any products that we are able to obtain approval for, if at all.

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

MN-166 (ibudilast) for Progressive Multiple Sclerosis (Progressive MS)

Our MN-166 (ibudilast) product candidate is in development for the treatment of progressive MS. Only one drug, mitoxantrone, is approved for the treatment of secondary progressive MS. However, mitoxantrone cannot be used on a long-term basis because of the potential for cardiac toxicity. Only one drug, Ocrevus (ocrelizumab) is approved for the treatment of primary progressive MS. Other programs in clinical development for progressive MS include Novartis’s BAF312 (siponimod), MedDay’s MD1003, and AB Science’s masitinib.

MN-166 (ibudilast) for Amyotrophic Lateral Sclerosis (ALS)

Our MN-166 (ibudilast) product candidate is also in development for the treatment of ALS. Riluzole and Radicava (edaravone) are approved for the treatment of ALS. We are aware of additional compounds in clinical development for the treatment of ALS at other companies including Cytokinetics, BrainStorm Cell Therapeutics Inc., AB Science, Mallinckrodt, Biogen, and Amylyx Pharmaceuticals.

MN-166 (ibudilast) for Substance Dependence and Addiction

Our MN-166 (ibudilast) product candidate is also in development for the treatment of opioid dependence, methamphetamine addiction, and alcohol dependence. Current treatments for opioid withdrawal symptoms include narcotics such as generic methadone and Indivior, Inc.’s Suboxone ® Film (buprenorphine + the opioid antagonist naloxone). Other products approved for opioid dependence include Alkermes’s Vivitrol ® (naltrexone monthly injection), Orexo’s Zubsolv ® (buprenorphine and naloxone), BioDelivery Sciences’s Bunavail ® (buprenorphine and naloxone), Titan Pharmaceuticals Inc.’s Probuphine (buprenorphine) implant, and Indivior’s SublocadeTM (buprenorphine extended-release injection). In December 2018, Braeburn announced tentative FDA approval of BRIXADI, an extended-release weekly and monthly injectable buprenorphine product, for the treatment of moderate to severe opioid use disorder. Limited non-narcotic drug candidates for opioid withdrawal symptoms exist. US WorldMeds, LLC’s Lucemyra™ (lofexidine) is a central alpha-2 adrenergic agonist approved for mitigation of opioid withdrawal symptoms to facilitate abrupt opioid discontinuation. There are no pharmaceuticals currently approved for the treatment of methamphetamine addiction. Approved treatments for alcohol dependence include Antabuse ® (disulfiram), Vivitrol ® (naltrexone), and generic acamprosate. We are aware of additional treatments in development for the treatment of alcohol dependence at other companies including Indivior and Opiant Pharmaceuticals.

MN-166 (ibudilast) for Chemotherapy-Induced Peripheral Neuropathy

Our MN-166 (ibudilast) product candidate is also in development for the treatment of chemotherapy-induced peripheral neuropathy. There are no pharmaceuticals currently approved for the treatment of chemotherapy-induced peripheral neuropathy. Duloxetine is sometimes used off-label for this indication.

MN-166 (ibudilast) for Degenerative Cervical Myelopathy

Our MN-166 (ibudilast) product candidate is also in development for the treatment of degenerative cervical myelopathy. There are no pharmaceuticals currently approved for the treatment of degenerative cervical myelopathy.

MN-166 (ibudilast) for Glioblastoma

We have initiated clinical development of our MN-166 (ibudilast) product candidate for the treatment of glioblastoma. Surgery, radiation, and chemotherapy with the drug temozolomide is the current standard of treatment for glioblastoma. GLIADEL® WAFER (carmustine implant) and AVASTIN® (bevacizumab) are also approved for the treatment for glioblastoma. We are aware of additional compounds in development for the treatment of glioblastoma at companies including AbbVie, Celgene and Amgen.

MN-221 (bedoradrine) for Acute Exacerbations of Asthma

Our MN-221 (bedoradrine) product candidate has been developed for the treatment of acute exacerbations of asthma in the emergency room setting. The current standard of care for acute exacerbations of asthma is inhaled albuterol (a ß2-adrenergic receptor agonist), inhaled ipratropium (an anticholinergic) and oral or injected corticosteroids. In addition, subcutaneously administered terbutaline (a ß 2 -adrenergic receptor agonist) is sometimes used to treat this condition, particularly in pediatric patients.

MN-001 (tipelukast) for Nonalcoholic Steatohepatitis (NASH)

Our MN-001 (tipelukast) product candidate is being developed for the treatment of NASH. There are currently no therapeutic products approved for the treatment of NASH. We are aware of compounds in clinical development for the treatment of NASH at other companies including Intercept Pharmaceuticals, Genfit, Galectin Therapeutics, Gilead Sciences, Allergan (which acquired Tobira Therapeutics), Galmed Pharmaceuticals, Bristol-Myers Squibb and Conatus Pharmaceuticals.

MN-001 (tipelukast) for Idiopathic Pulmonary Fibrosis (IPF)

Our MN-001 (tipelukast) product candidate is also being developed for the treatment of IPF. Products approved in the United States for treatment of IPF include Roche’s (formerly InterMune) Esbriet ® (pirfenidone) and Boehringer Ingelheim’s OFEV ® (nintedanib). Companies working on clinical development programs for treatment of IPF include Biogen and FibroGen.

MN-029 (denibulin) for Solid Tumor Cancer

Our MN-029 (denibulin) product candidate is being developed for the treatment of solid tumor cancers. Roche’s Kadcyla ®, a HER2-targeted antibody and microtubule inhibitor conjugate, is approved for treatment of patients with HER2-positive metastatic breast cancer who previously were treated with trastuzumab and a taxane. Bayer’s Stivarga ®, a kinase inhibitor approved for metastatic colorectal cancer, was also approved for patients with advanced, unresectable (not subject to surgical removal) or metastatic gastrointestinal stromal tumor. Other drugs approved for solid tumor cancers include Roche’s Avastin and Xeloda, Amgen’s Xgeva, Pfizer’s Sutent, and Novartis’s Afinitor. We are aware of additional compounds in development for the treatment of solid tumor cancers at companies including Eli Lilly, Roche, Novartis, Pfizer, Amgen and Celgene.

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

United States Regulatory Approval

Overview. In the United States, drugs and drug testing are regulated by the FDA under the Federal Food, Drug and Cosmetic Act, or FDCA, as well as state and local government authorities. All our product candidates in development will require regulatory approval by government agencies prior to commercialization. To obtain approval of a new product from the FDA, we must, among other requirements, submit data supporting safety and efficacy, as well as detailed information on the manufacture and composition of the product and proposed labeling. Our product candidates are in the early stages of testing and none has been approved. The steps required before a drug can be approved generally involve the following:

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

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications of other companies seeking to reference another company’s NDA. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (ANDA) or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Pediatric exclusivity is another type of regulatory market exclusivity in the

United States Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

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

To obtain regulatory approval of an investigational drug under European Union regulatory systems, we or our strategic alliance partners must submit a marketing authorization application. The application used to file the NDA in the United States is similar to that required in the European Union, except for, among other things, country-specific document requirements.

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

Employees

We have assembled an experienced and cohesive management and support team, with core competencies in general management, clinical development, regulatory affairs and corporate development. We have nine full-time employees as of the date of this report. We believe that our relations with our employees are good, and we have no history of work stoppages.

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

We have incurred significant net losses since our inception. For the year ended December 31, 2018, we had a net loss of $14.7 million. At December 31, 2018, from inception, our accumulated deficit was $356.1 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development candidates, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own. As of December 31, 2018, we had available cash and cash equivalents of $62.3 million and working capital of $60.6 million. There can be no assurances that there will be adequate financing available to us in the future on acceptable terms, or at all. If we are unable to obtain additional financing, we may have to out-license or sell one or more of our programs or cease operations.

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

We expect our research and development expenses to increase in 2019 relative to 2018 as we continue our focus on the development of MN-166 (ibudilast) and MN-001 (tipelukast) in 2019. Our estimate of cash requirements for future operating expenses assumes that we do not incur significant additional new clinical development expenditures unless we raise additional capital and/or enter into one or more strategic alliances. We do expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing drug products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Our business will continue to require us to incur substantial research and development expenses. We believe that without raising additional capital from accessible sources of financing, we will not otherwise have adequate funding to continue our operations and to complete the development of our existing product candidates or the commercialization of any products we successfully develop. There is no guarantee that adequate funds will be available when needed from debt or equity financings, arrangements with partners, or from other sources, on terms attractive to us, or at all. The inability to obtain sufficient additional funds when needed to fund our operations would require us to significantly delay, scale back, or eliminate some or all of our clinical or regulatory activities and reduce general and administrative expenses.

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

The clinical development program for our product candidates may not lead to commercial products for a number of reasons, including our clinical trials’ failure to demonstrate to the FDA’s satisfaction that the product candidate is safe and effective, or our failure to obtain necessary approvals from the FDA or similar foreign regulatory authorities for any reason. We may also fail to obtain the necessary approvals if we have inadequate financial or other resources to advance our product candidates through the clinical trial process or are unable to secure a strategic collaboration or partnership with a third party. Any failure or delay in completing clinical trials or obtaining regulatory approval for our product candidates in a timely manner would have a material and adverse impact on our business and our stock price.

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

The commencement and completion of clinical trials can be delayed for a variety of other reasons, including delays in:

•	regulatory approval to commence or amend a clinical trial;

•	reaching agreements on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	recruiting and enrolling patients to participate in clinical trials;
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

•

our failure or inability, or the failure or inability of our CROs, clinical trial site staff or other third-party service providers involved in the clinical trial, to conduct clinical trials in accordance with regulatory requirements or our clinical protocols;

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

We rely extensively on CROs, medical institutions, clinical investigators, contract laboratories and other service providers to perform important functions related to the conduct of our clinical trials, the collection and analysis of data and the preparation of regulatory submissions. Although we design and/or manage our current clinical trials to ensure that each clinical trial is conducted in accordance with its investigational plan and protocol, we do not have the ability to conduct all aspects of our clinical trials directly for our product candidates.

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

We are dependent on our management team, particularly our President and Chief Executive Officer, and our experienced scientific staff, and if we are unable to retain, motivate and attract key personnel, our product development programs may be delayed and we may be unable to develop successfully or commercialize our product candidates.

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

The Sarbanes-Oxley Act requires that we (i) maintain effective internal controls for financial reporting and disclosure controls and procedures and (ii) perform an evaluation of our internal control over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404. Our listing obligations under the JASDAQ Market of the Tokyo Stock Exchange, or TSE, also require that we comply either with Section 404 of the Sarbanes-Oxley Act or equivalent regulations in Japan and we elected to comply with Section 404. Additionally, we are subject to attestation by our independent registered public accounting firm regarding our internal controls over financial reporting as of December 31, 2018 under Japanese securities laws. Our efforts to comply with Section 404 and related regulations have required, and continue to require, the commitment of significant financial and managerial resources. We cannot be certain that a material weakness will not be identified when we test the effectiveness of our controls in the future. If a material weakness is identified, we could be subject to sanctions or investigations by NASDAQ, the SEC, the TSE or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

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

There is the risk that our patents (both those owned by us and those in-licensed) may not provide a competitive advantage, including the risk that our patents expire before we obtain regulatory and marketing approval for one or more of our product candidates, particularly our in-licensed patents. Also, our competitors may develop products similar to ours using methods and technologies that are beyond the scope of our intellectual property rights. Composition of matter patents on APIs may provide protection for pharmaceutical products without regard to formulation, method of use, or other type of limitation. We do not have compound patent protection for the API in our MN-166 (ibudilast), MN-001 (tipelukast), and MN-221 (bedoradrine) product candidates, although we do have patent protection for a particular crystalline polymorph of MN-001 (tipelukast) and we have composition of matter protection on an analog of MN-166 (ibudilast). As a result, competitors that obtain the requisite regulatory approval will be able to offer products with the same API as found in our MN-166 (ibudilast), MN-001 (tipelukast), and MN-221 (bedoradrine) product candidates so long as such competitors do not infringe any methods of use, methods of manufacture, formulation or, in the case of MN-001 (tipelukast), specific polymorph patents that we hold or have exclusive rights to through our licensors. For example, we currently rely on method of use patents for MN-166 (ibudilast), MN-001 (tipelukast), and MN-221 (bedoradrine) although we have a compound patent for MN-029.

It is our policy to consult with our licensors in the maintenance of granted patents we have licensed and in their pursuit of patent applications that we have licensed, but each of our licensors generally remains primarily responsible for or in control of the maintenance of the granted patents. We have limited control, if any, over the amount or timing of resources that each licensor devotes on our behalf. As a result of this lack of control, we cannot be sure that our licensed patents will be maintained and that any additional patents will ever mature from our licensed applications. Issued U.S. patents require the payment of maintenance fees to continue to be in force. We typically rely on our licensors to do this and their failure to do so could result in the forfeiture of patents not timely maintained. Many foreign patent offices also require the payment of periodic annuities to keep patents and patent applications in good standing. As we generally do not maintain control over the payment of annuities, we cannot be certain that our licensors will timely pay such annuities and that the granted patents will not become abandoned. For example, certain annuities were not paid in a timely manner with respect to foreign patents licensed under MN-002 (the active metabolite of MN-001 (tipelukast) and, as a result, our patent rights may be impaired in those territories. In addition, our licensors may have selected a limited amount of foreign patent protection, and therefore applications have not been filed in, and foreign patents may not have been perfected in, all commercially significant countries.

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

Despite the listing of our common stock on the NASDAQ Global Market and the JASDAQ Market of the Tokyo Stock Exchange in Japan, trading volume in our securities has been light and an active trading market may not develop for our common stock. In 2018, our average trading volume was approximately 160,365 shares per day on the NASDAQ Global Market and approximately 348,379 shares per day on the JASDAQ Market.

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like us in particular, have historically been highly volatile and may continue to be highly volatile in the future. For example, since the date of our initial public offering in Japan on February 8, 2005 through December 31, 2018, our common stock has traded as high as approximately $42.00 and as low as approximately $1.30. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

On May 22, 2015, we entered into an at-the-market issuance sales agreement (the ATM Agreement) with MLV & Co. LLC, (MLV), pursuant to which we may sell common stock through MLV from time to time up to an aggregate offering price of $30.0 million. On September 16, 2016, we entered into an amendment to the ATM Agreement to also include FBR Capital Markets & Co as a sales agent thereunder. From time to time, we may sell additional shares of our common stock under the ATM Agreement. Depending upon market liquidity at the time, sales of shares of our common stock under the ATM Agreement may cause the trading price of our common stock to decline and may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock under the ATM Agreement, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We executed a sublease agreement for our headquarters effective December 1, 2017 (the “Sublease”) with Cardinal Health 127 Inc., the sublessor, to which Irvine Company, the master lessor, has provided its consent. The Sublease is for approximately 4,400 square feet and has a term of four years and one month. In June 2005, we leased office space in Tokyo, Japan under a non-cancelable operating lease with an original expiration date of May 2013 and an auto-renewal two-year extension, which we have extended through May 2019, with the acceptance of the extensions for those given periods. We have no laboratory, research or manufacturing facilities, and we currently do not plan to purchase or lease any such facilities, as such services are provided to us by third-party service providers. We believe that our current facilities are adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

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

Holders of Common Stock

As of December 31, 2018, there were approximately 15,246 holders of record of our common stock.

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

Performance Measurement Comparison

The following graph illustrates the total stockholder return of an investment of $100 in cash made on December 31, 2013 in each of our common stock and two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index.

The performance graph assumes an initial investment of $100 on December 31, 2013 and that all dividends were reinvested. No dividends have been declared nor paid on our common stock. The comparisons in the graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

This performance graph is furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act except to the extent we specifically incorporate it by reference into such filing.

Comparison of Cumulative Total Return on Investment

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
MEDICINOVA, Inc.	$100.00	$142.06	$165.89	$281.78	$302.34	$381.78
NASDAQ Composite Index	$100.00	$113.40	$119.89	$128.89	$165.29	$158.87
NASDAQ Biotechnology Index	$100.00	$134.10	$149.42	$117.02	$141.66	$128.45

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

	Years ended December 31,
	2018	2017	2016	2015	2014
Statements of Operations Data:
Revenues	$—	$—	$—	$—	$—
Operating expenses:
Research, development and patents	5,626	4,224	3,519	3,017	3,260
General and administrative	9,961	8,803	7,363	5,805	5,963
Total operating expenses	15,587	13,027	10,882	8,822	9,223
Operating loss	(15,587)	(13,027)	(10,882)	(8,822)	(9,223)
Other expense, net	(23)	(26)	(47)	(55)	(13)
Interest income	940	146	67	39	37
Loss before income taxes	(14,670)	(12,907)	(10,862)	(8,838)	(9,199)
Income tax benefit (expense)	(5)	1,744	(4)	(7)	4
Net loss	$(14,675)	$(11,163)	$(10,866)	$(8,845)	$(9,195)
Net loss applicable to common stockholders	$(14,675)	$(11,163)	$(10,866)	$(8,845)	$(9,195)
Basic and diluted net loss per share	$(0.36)	$(0.32)	$(0.33)	$(0.33)	$(0.38)
Shares used to compute basic and diluted net loss per share	41,124,909	35,137,028	32,986,740	26,578,770	24,067,781

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$62,313	$27,992	$24,118	$22,077	$11,669
Working capital	60,566	25,447	23,074	21,236	10,539
Total assets	77,223	43,419	39,813	37,906	27,273
Accumulated deficit	(356,131)	(341,456)	(330,293)	(319,427)	(310,582)
Total stockholders’ equity	73,108	38,642	34,532	32,753	22,011

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

We have incurred significant net losses since our inception. For the year ended December 31, 2018, we had a net loss of $14.7 million. At December 31, 2018, from inception, our accumulated deficit was $356.1 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

We entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Medfron Medical Technologies Co. Ltd., (formerly Beijing Make-Friend Medicine Technology Co., Ltd.) effective September 27, 2011. The joint venture agreement provided for the joint venture company, Zhejiang Sunmy Bio-Medical Co., Ltd. (Zhejiang Sunmy), to develop and commercialize MN-221 (bedoradrine) in China and search for additional compounds to develop. On July 24, 2017, the Company and Beijing Medfron Medical Technologies Co., Ltd. agreed to dissolve Zhejiang Sunmy, subject to approval by applicable Chinese regulatory authorities which was granted on December 11, 2017. At December 31, 2017, we reflected a long-term asset on our consolidated balance sheet which represented our investment in Zhejiang Sunmy, net of our portion of any generated loss or income. In April 2018, we received proceeds of $0.6 million from the dissolution of the joint venture and liquidation of our investment, resulting in an immaterial gain recorded within other expense, net in the statement of operations for the year ended December 31, 2018.

Revenues and Cost of Revenues

We did not recognize any revenue for the years ended December 31, 2018, 2017 or 2016.

In October 2011, we entered into an agreement with Kissei Pharmaceutical Co., Ltd. (Kissei) to perform research and development services relating to MN-221 (bedoradrine) in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, we are responsible for all costs incurred and to be incurred in the performance of these services. The $2.5 million was initially recorded as deferred revenue of which $0.8 million was recognized through 2013 for the completion of the first study. The timing of the second study is undetermined as of December 31, 2018. No revenue was recorded in 2018, 2017 and 2016 associated with the Kissei agreement.

Research, Development and Patent Expenses

Our research, development and patent expenses consist primarily of the license fees related to our product candidates, salaries and related employee benefits, costs associated with the preclinical and clinical development of our product development programs, costs associated with non-clinical activities, such as regulatory expenses, and pre-commercialization manufacturing development activities. We use external service providers to manufacture our compounds to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. Research, development and patent expenses include fees paid to consultants, contract research organizations, contract manufacturers and other external service providers, including professional fees and costs associated with legal services, patents and patent applications for our intellectual property. Internal research and development expenses include costs of compensation and other expenses for research and development personnel, supplies, facility costs and depreciation. Research, development and patent costs are expensed as incurred, and we expect to increase such costs in 2019 as our development programs progress.

The following table summarizes our research, development and patent expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Year Ended December 31,
	2018	2017	2016
External development expense:
MN-166	$1,993	$1,055	$707
MN-001	278	420	364
MN-221	35.00	12.00	6.23
MN-029	2	3	3
Total external development expense	2,308	1,490	1,080
R&D personnel expense	2,818	2,264	1,951
R&D facility expense	47	57	57
Patent expense	284	311	369
Other R&D expense	169	102	62
Total research, development and patent expense	$5,626	$4,224	$3,519

Our goal is to build a sustainable biopharmaceutical business through the successful development of differentiated products for the treatment of serious diseases with unmet medical needs in high-value therapeutic areas. Key elements of our strategy are as follows:

•Pursue the development of MN-166 (ibudilast) for multiple potential indications with the support of non-dilutive financings.

We intend to advance our diverse MN-166 (ibudilast) program through a combination of investigator-sponsored clinical trials, trials funded through government grants or other grants, and trials funded by us. In addition to providing drug supply and regulatory support, we have funded portions of some of the consortium-sponsored trials. For example, we contributed financially to the Secondary and Primary Progressive Ibudilast NeuroNEXT Trial in Multiple Sclerosis (SPRINT-MS) Phase 2b clinical trial of MN-166 (ibudilast) for the treatment of progressive MS, which was primarily funded by the NIH. In addition, we contributed financially to the clinical trial of MN-166 (ibudilast) for the treatment of ALS as well as the ongoing ALS / Biomarker study. We intend to pursue additional strategic alliances to help support further clinical development of MN-166 (ibudilast).

•Pursue the development of MN-001 (tipelukast) for fibrotic diseases and other diseases.

We intend to advance development of MN-001 (tipelukast) through a variety of means, which may include investigator-sponsored trials with or without grant funding as well as trials funded by us.

•Consider strategic partnerships with one or more leading pharmaceutical companies to complete late-stage product development and successfully commercialize our products.

We develop and maintain relationships with pharmaceutical companies that are therapeutic category leaders. Upon completion of proof-of-concept Phase 2 clinical trials, we intend to discuss strategic alliances with leading pharmaceutical companies who seek late-stage product candidates, such as MN-166 (ibudilast), MN-001 (tipelukast), MN-221 (bedoradrine) and MN-029, which could support further clinical development and product commercialization.

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

Other Expense, net

Other expense primarily consists of net losses from the joint venture and net foreign exchange losses related to vendor invoices denominated in foreign currencies.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents.

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

Stock-based Compensation

We grant options to purchase our common stock to our employees and directors under our 2013 Stock Incentive Plan. Additionally, we have outstanding stock options that were granted under our Amended and Restated 2004 Stock Incentive Plan. Under our 2007 Employee Stock Purchase Plan, full-time employees are permitted to purchase common stock through payroll deduction at the lower of 85% of fair market value at the beginning of the offering period or the end of each six-month offering period. The benefits provided under all these plans require stock-based compensation for an award of equity instruments, including stock options and employee stock purchase rights issued to employees to be recognized as a cost in the consolidated financial statements. The cost of these awards is measured according to the grant date fair value of the stock award and is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. We issue employee performance-based stock options, the vesting of which is subsequently based on a determination made by our board of directors as to the achievement of certain corporate objectives. The grant date of such awards is the date on which our board of directors makes its determination. For periods preceding the grant date, the cost of these awards is measured according to their fair value at each reporting date.

Valuation of our stock option grants requires us to estimate certain variables, such as estimated volatility and expected life. If any of our estimations change, such changes could have a significant impact on the stock-based compensation amount we recognize.

Goodwill and Purchased Intangibles

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets of acquired businesses. The allocation of purchase price for acquisitions require extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered a business or a set of net assets as a portion of the purchase price can only be allocated to goodwill in a business combination.

Goodwill and intangible assets deemed to have indefinite lives, such as in-process research and development (IPR&D), are not amortized but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets that have finite useful lives require the use of estimates and the exercise of judgment. These judgments can significantly affect our net operating results. Goodwill and IPR&D are considered to have indefinite lives and are carried at cost. As of December 31, 2018, and 2017, we have goodwill and IPR&D, of $9.6 million and $4.8 million, respectively.

At least annually in the fourth quarter, or more frequently if indicators of impairment exist, we complete an impairment test for goodwill and purchased indefinite life intangibles. The impairment evaluation is performed assuming that the Company operates in a single operating segment and reporting unit. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves consideration of qualitative information to determine if it is more likely than not, that the fair value of a reporting unit is less than its carrying value. If the carrying value of the reporting unit exceeds its fair value, a goodwill impairment charge is recorded for the difference (up to the carrying value of the intangible asset). There was no impairment of goodwill for all periods presented.

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

Results of Operations

Comparison of the Years ended December 31, 2018 and 2017

Revenues

We did not recognize any revenue for the years ended December 31, 2018 and 2017.

Research, Development and Patent Expenses

Research, development and patent expenses for the year ended December 31, 2018 increased by $1.4 million as compared to the same period in 2017, primarily due to an increase in clinical trial activities related to the MN-166 (ibudilast) trials as well as higher stock compensation expense for performance-based stock options.

General and Administrative

General and administrative expenses for the year ended December 31, 2018 increased by $1.2 million compared to the same period in 2017, primarily driven by higher stock compensation expense for performance-based stock options.

Other Expense, net

Other expense for the years ended 2018 and 2017 was approximately $23,000 and $26,000, respectively. Other expense consisted of net losses from the joint venture accounted for under the equity method according to our percentage ownership, interest expense and net transaction losses related to vendor invoices denominated in foreign currencies.

Interest Income

Interest income for the year ended December 31, 2018 was approximately $940,000, as compared to approximately $146,000 for the same period in 2017. Interest income consists of interest earned on our cash and cash equivalents.

Comparison of the Years ended December 31, 2017 and 2016

Revenues

We did not recognize any revenue for the years ended December 31, 2017 and 2016.

Research, Development and Patent Expenses

Research, development and patent expenses for the year ended December 31, 2017 increased by $0.7 million compared to the same period in 2016, primarily due to an increase in clinical trial activities related to the MN-001 (tipelukast) and MN-166 (ibudilast) trials as well as higher stock compensation expense for performance-based stock options.

General and Administrative

General and administrative expenses for the year ended December 31, 2017 increased by $1.4 million compared to the same period in 2016, primarily driven by higher stock compensation expense for performance-based stock options as well as an increase in legal fees related to the Company’s SEC filings and other legal matters.

Other Expense, net

Other expense for the years ended 2017 and 2016 was approximately $26,000 and $47,000, respectively. Other expense consisted of net losses from the joint venture accounted for under the equity method according to our percentage ownership, interest expense and net transaction losses related to vendor invoices denominated in foreign currencies.

Interest Income

Interest income for the year ended December 31, 2017 was approximately $146,000, as compared to approximately $67,000 for the same period in 2016. Interest income consists of interest earned on our cash and cash equivalents.

Liquidity and Capital Resources

We incurred losses of $14.7 million, $11.2 million, and $10.9 million for the years ended December 31, 2018, 2017, and 2016, respectively. At December 31, 2018, our accumulated deficit was $356.1 million. Our operating losses to date have been funded primarily through the private placement of our equity securities, the public sale of our common stock, long-term debt, development agreements with partners and the exercise of founder’s warrants, net of treasury stock repurchases.

The following table shows a summary of our cash flows for the years ended December 31:

	2018	2017	2016
Net cash (used in) provided by:
Operating activities	$(9,114)	$(6,924)	$(6,546)
Investing activities	626	—	(84)
Financing activities	42,809	10,797	8,666
Total	$34,321	$3,873	$2,036

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

On September 16, 2016, we entered into an amendment No. 1 to the ATM Agreement with MLV to also include FBR Capital Markets & Co (FBR) as a sales agent.

For the year ended December 31, 2018, we generated gross and net proceeds of $1.6 million and $1.5 million, respectively, on sales of 200,000 shares of our common stock at $7.81 per share. For the year ended December 31, 2017, we generated gross and net proceeds of $10.3 million and $9.9 million, respectively, on sales of 1,689,436 shares of our common stock at prices ranging from $5.30 to $6.98 per share.

Public Offering

On February 12, 2018, we completed a firm-commitment underwritten public offering of 4,419,890 shares of common stock at a purchase price of $9.05 per share for aggregate gross proceeds of $40.0 million, and received aggregate net proceeds of approximately $37.4 million, net of underwriting discounts and commissions and offering expenses. Additionally, we granted the underwriters a 30-day option to purchase up to an additional 662,983 shares of common stock at the public offering price, and on February 21, 2018, we sold an additional 126,038 shares of common stock for gross proceeds of $1.1 million pursuant to the partial exercise by the underwriters of their over-allotment option.

Warrants

During the years ended December 31, 2018 and 2017, warrants to purchase 750,000 and 119,047 shares were exercised for gross proceeds of $2.4 million and $0.4 million respectively.

Factors That May Affect Future Financial Condition and Liquidity

As of December 31, 2018, we had available cash and cash equivalents of $62.3 million and working capital of $60.6 million. As of the date of this report, we believe we have working capital sufficient to fund operations through the end of 2020.

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

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements, and to complete acquisitions of additional product candidates;
•	the time and costs involved in obtaining regulatory approvals;
•	the costs of securing manufacturing arrangements for clinical or commercial production of our product candidates;
•	the costs associated with any expansion of our management, personnel, systems and facilities;
•	the costs associated with any litigation;
•	the costs associated with the operations or wind-down of any business we may acquire;
•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights; and
•	the costs of establishing or contracting for sales and marketing capabilities and commercialization activities if we obtain regulatory approval to market our product candidates.

Other Significant Contractual Obligations

The following summarizes our scheduled long-term contractual obligations that may affect our future liquidity as of December 31, 2018 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$480	$183	$296	$1	$—
Research and development services (1)	2,351	—	2,351	—	—
Total (2)	$2,831	$183	$2,647	$1	$—

(1)

In October 2011, we entered into an agreement with Kissei to perform research and development services relating to MN-221 (bedoradrine) in exchange for a non-refundable upfront payment of $2.5 million. We are responsible for all costs to be incurred in the performance of these services. The estimated remaining costs to be incurred in the performance of all such remaining services are included above.
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

Off-Balance Sheet Arrangements

At December 31, 2018, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

MediciNova, Inc.

La Jolla, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MediciNova, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 13, 2019 expressed an unqualified opinion thereon.

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

San Diego, California

February 13, 2019

MEDICINOVA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$62,313,418	$27,991,743
Prepaid expense and other current assets	444,942	336,580
Total current assets	62,758,360	28,328,323
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Investment in joint venture	—	616,657
Property and equipment, net	53,134	62,886
Other long-term assets	10,958	10,958
Total assets	$77,222,692	$43,419,064

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$616,753	$1,520,225
Accrued liabilities	1,575,161	1,360,744
Total current liabilities	2,191,914	2,880,969
Long-term deferred rent and lease liability	27,211	—
Deferred tax liability	201,792	201,792
Long-term deferred revenue	1,694,163	1,694,163
Total liabilities	4,115,080	4,776,924
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2018 and December 31, 2017; 42,081,306 and 36,452,893 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	42,081	36,453
Additional paid-in capital	429,289,968	380,156,510
Accumulated other comprehensive loss	(93,150)	(94,623)
Accumulated deficit	(356,131,287)	(341,456,200)
Total stockholders’ equity	73,107,612	38,642,140
Total liabilities and stockholders’ equity	$77,222,692	$43,419,064

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
	2018	2017	2016
Operating expenses:
Research, development and patents	$5,625,814	$4,223,746	$3,519,172
General and administrative	9,961,012	8,803,347	7,362,662
Total operating expenses	15,586,826	13,027,093	10,881,834
Operating loss	(15,586,826)	(13,027,093)	(10,881,834)
Other expense, net	(22,894)	(25,601)	(47,038)
Interest income	939,909	145,508	66,647
Loss before income taxes	(14,669,811)	(12,907,186)	(10,862,225)
Income tax benefit (expense)	(5,276)	1,744,050	(3,754)
Net loss applicable to common stockholders	$(14,675,087)	$(11,163,136)	$(10,865,979)
Basic and diluted net loss per common share	$(0.36)	$(0.32)	$(0.33)
Shares used to compute basic and diluted net loss per share	41,124,909	35,137,028	32,986,740
Net loss applicable to common stockholders	$(14,675,087)	$(11,163,136)	$(10,865,979)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,473	1,377	6,765
Comprehensive loss	$(14,673,614)	$(11,161,759)	$(10,859,214)

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2015	220,000	$2,200	29,956,495	$29,957	$352,250,667	$(102,765)	$(319,427,085)	$32,752,974
Share-based compensation	—	—	—	—	3,972,533	—	—	3,972,533
Issuance of shares under an employee stock purchase plan	—	—	26,650	27	87,702	—	—	87,729
Issuance of common stock under at-the-market equity distribution and sales agreements, net of offering costs	—	—	36,248	36	159,493	—	—	159,529
Conversion of preferred stock to common stock	(220,000)	(2,200)	2,200,000	2,200	—	—	—	—
Issuance of common stock for option exercises	—	—	172,585	173	829,353	—	—	829,526
Exercise of warrants	—	—	2,131,700	2,132	7,586,720	—	—	7,588,852
Net loss	—	—	—	—	—	—	(10,865,979)	(10,865,979)
Foreign currency translation adjustments	—	—	—	—	—	6,765	—	6,765
Balance at December 31, 2016	—	—	34,523,678	34,525	364,886,468	(96,000)	(330,293,064)	34,531,929
Share-based compensation	—	—	—	—	4,474,945	—	—	4,474,945
Issuance of shares under an employee stock purchase plan	—	—	15,153	15	77,304	—	—	77,319
Issuance of common stock under at-the-market equity distribution and sales agreements, net of offering costs	—	—	1,689,436	1,689	9,889,626	—	—	9,891,315
Issuance of common stock for option exercises	—	—	105,579	105	425,908	—	—	426,013
Exercise of warrants	—	—	119,047	119	402,259	—	—	402,378
Net loss	—	—	—	—	—	—	(11,163,136)	(11,163,136)
Foreign currency translation adjustments	—	—	—	—	—	1,377	—	1,377
Balance at December 31, 2017	—	—	36,452,893	36,453	380,156,510	(94,623)	(341,456,200)	38,642,140
Share-based compensation	—	—	—	—	6,330,305	—	—	6,330,305
Issuance of shares under an employee stock purchase plan	—	—	7,094	7	51,002	—	—	51,009
Issuance of common stock under public offering, net of offering costs	—	—	4,545,928	4,546	38,468,425	—	—	38,472,971
Issuance of common stock under at-the-market equity distribution and sales agreements, net of offering costs	—	—	200,000	200	1,514,905	—	—	1,515,105
Issuance of common stock for option exercises	—	—	125,391	125	407,071	—	—	407,196
Exercise of warrants	—	—	750,000	750	2,361,750	—	—	2,362,500
Net loss	—	—	—	—	—	—	(14,675,087)	(14,675,087)
Foreign currency translation adjustments	—	—	—	—	—	1,473	—	1,473
Balance at December 31, 2018	—	$—	42,081,306	$42,081	$429,289,968	$(93,150)	$(356,131,287)	$73,107,612

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2018	2017	2016
Operating activities:
Net loss	$(14,675,087)	$(11,163,136)	$(10,865,979)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash share-based compensation	6,330,305	4,474,945	3,972,533
Depreciation and amortization	25,881	28,098	14,127
Tax benefit from fluctuations in other comprehensive income	—	—	(1,901)
Change in joint venture investment	(19,867)	1,673	32,139
Changes in assets and liabilities:
Receivables, prepaid expenses and other assets	(111,682)	242,064	175,495
Accounts payable, accrued liabilities and other current liabilities	(663,671)	1,246,630	127,373
Deferred tax liability, deferred revenue and other long-term liabilities	—	(1,754,208)	—
Net cash used in operating activities	(9,114,121)	(6,923,934)	(6,546,213)
Investing activities:
Proceeds from dissolution of joint venture	636,524	—	—
Acquisitions of property and equipment	(10,200)	—	(84,483)
Net cash provided by (used) in investing activities	626,324	—	(84,483)
Financing activities:
Proceeds from issuance of common stock, exercise of common stock options and warrants, net of issuance costs	42,757,772	10,719,707	8,577,907
Proceeds from issuance of equity under ESPP	51,009	77,319	87,729
Net cash provided by financing activities	42,808,781	10,797,026	8,665,636
Effects of foreign exchange rates on cash	691	614	6,348
Net increase in cash and cash equivalents	34,321,675	3,873,706	2,041,288
Cash and cash equivalents, beginning of period	27,991,743	24,118,037	22,076,749
Cash and cash equivalents, end of period	$62,313,418	$27,991,743	$24,118,037
Supplemental disclosure of cash flow information:
Income taxes paid	$6,005	$9,203	$6,035

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

The Company was incorporated in the state of Delaware in September 2000 and is a public company. The Company’s common stock is listed in both the United States and Japan and trades on the NASDAQ Global Market and the JASDAQ Market of the Tokyo Stock Exchange. The Company is a biopharmaceutical company focused on developing novel, small molecule therapeutics for the treatment of serious diseases with unmet medical needs with a commercial focus on the United States market. The Company’s current strategy is to focus its development activities on MN-166 (ibudilast) for neurological disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS), chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, and substance dependence and addiction (e.g.,  methamphetamine dependence, opioid dependence, and alcohol dependence), and MN-001 (tipelukast) for fibrotic diseases such as nonalcoholic steatohepatitis (NASH) and idiopathic pulmonary fibrosis (IPF). The Company’s pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma and MN-029 (denibulin) for solid tumor cancers.

As of December 31, 2018, the Company had available cash and cash equivalents of $62.3 million and working capital of $60.6 million.

Principles of Consolidation

The consolidated financial statements include the accounts of MediciNova, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and other highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents at December 31, 2018 and 2017 consisted of money market funds.

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

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $5.3 million, $3.9 million and $3.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents on developments in Research, Development and Patents expenses. Such patent-related expenses totaled $0.3 million for the years ended December 31, 2018 and 2017 and $0.4 million for the year ended December 31, 2016.

Share-Based Compensation

The Company estimates the fair value of stock options using the Black-Scholes option pricing model on the date of grant. The fair value of equity instruments expected to vest are recognized and amortized on a straight-line basis over the requisite service period of the award, which is generally three to four years; however, the Company’s equity compensation plans provide for any vesting schedule as the board may deem appropriate. Forfeitures are recognized as they occur.

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

Potentially dilutive outstanding securities excluded from diluted net loss per common share because of their anti-dilutive effect for the periods presented are as follows:

	December 31,
	2018	2017	2016
Stock options	6,609,647	5,514,038	4,432,017
Warrants	—	750,000	1,067,067
Total	6,609,647	6,264,038	5,499,084

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation Topic 718-Scope of Modification Accounting ("ASU 2017-09"). This guidance will clarify when changes to the terms and conditions of share-based payment awards must be accounted for as modifications. Entities will apply the modification accounting guidance if the value, vesting conditions, or classification of an award changes. ASU 2017-09 is effective for the Company at the beginning of fiscal 2018, including interim periods within fiscal 2018. Early adoption is permitted and the guidance will be applied prospectively to awards modified on or after adoption. The Company adopted this standard in 2018 and there was no significant impact on the Company’s consolidated financial statements at the time of adoption.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 and its related amendments provide companies with a single model for accounting for revenue arising from contracts with customers and supersedes prior revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company adopted the new accounting standard using the modified retrospective transition method effective January 1, 2018 and there was no impact to the Company’s historical Kissei contract. See Note 2 for further information.

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The Company has completed its identification of leases which is comprised of two building leases and copiers. The Company is in the process of quantifying the impact to the balance sheet while the impact to the statement of operations is expected to be immaterial. The Company will adopt the new accounting standard using a modified retrospective transition option effective January 1, 2019.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other, which eliminates step two of the quantitative goodwill impairment test. Step two required determination of the implied fair value of a reporting unit, and then a comparison of this implied fair value with the carrying amount of goodwill for the reporting unit, in order to determine any goodwill impairment. Under the new guidance, an entity is only required to complete a one-step quantitative test, by comparing the fair value of a reporting unit with its carrying amount, and any goodwill impairment charge is determined by the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss should not exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for the Company in the first quarter of 2020, with early adoption permitted as of January 1, 2017, and is to be applied on a prospective basis. The Company early adopted this standard with its December 31, 2018 impairment test. The Company’s annual impairment test was completed using a qualitative approach, so the early adoption did not impact the results of the Company’s impairment test.

In August 2018, the FASB ASU No. 2018-13, Fair Value Measurement (Topic 820), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The modified standard eliminates the requirement to disclose changes in unrealized gains and losses included in earnings for recurring Level 3 fair value measurements and requires that changes in unrealized gains and losses be included in other comprehensive income for recurring Level 3 fair value measurements of instruments. The standard also requires the disclosure of the range and weighted average used to develop significant unobservable inputs and how weighted average is calculate for recurring and nonrecurring Level 3 fair value measurements. The amendment is effective for fiscal years beginning after December 15, 2019 and interim periods within that fiscal year with early adoption permitted. The Company does not expect the standard to have a material impact on its consolidated financial statements.

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

Kissei Pharmaceutical Co., Ltd

In October 2011, the Company entered into a collaboration agreement with Kissei Pharmaceutical Co., Ltd., (“Kissei”), to perform research and development services relating to MN-221 (bedoradrine) in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, the Company is responsible for all costs to be incurred in the performance of these services. The Company assessed the services in accordance with the authoritative guidance and concluded that its meets the definition of a collaborative arrangement per ASC 808 which is outside of the scope of ASC 606. Since ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, the Company analogized to ASC 606.

The Company concluded the two studies to be performed under the agreement represented two separate performance obligations. The transaction price was allocated among the two studies that were deemed separate performance obligations based on the expected costs to be incurred for each obligation. While amounts were received in advance for the studies, at contract inception, both parties anticipated the contract would be completed within 1 year, so no significant financing component existed at contract inception. Revenue is recognized proportional to the total costs expected for each performance obligation as incurred over the service period. The first study was completed in 2013 and the timing of the second study is undetermined as of December 31, 2018. The amount received from Kissei and allocated, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue and will be recognized as revenue as the remaining performance obligation is satisfied. No revenue was recognized for the years ended December 31, 2018, 2017 or 2016 in connection with the collaboration agreement with Kissei.

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

Cash equivalents including money market accounts of $677,594 and $666,265 measured at fair value as of December 31, 2018 and 2017, respectively, are classified within Level 1.

4. Balance Sheet Details

Property and Equipment

Property and equipment, net, consist of the following:

	December 31,
	2018	2017
Leasehold improvements	$16,121	$15,742
Furniture and equipment	235,095	233,441
Software	285,446	285,418
	536,662	534,601
Less accumulated depreciation and amortization	(483,528)	(471,715)
Property and equipment, net	$53,134	$62,886

The Company uses the straight-line method to record depreciation expense with useful lives of three to five years. Depreciation and amortization of property and equipment of $25,881, $28,098, and $14,127, was recorded for the years ended December 31, 2018, 2017 and 2016, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2018	2017
Accrued compensation	$1,137,869	$952,470
Research and development costs	226,597	122,665
Professional services fees	18,763	144,105
Other	191,932	141,504
Total accrued liabilities	$1,575,161	$1,360,744

5. Commitments and Contingencies

Lease Commitments

The Company subleases its office space under an operating lease with an initial term of four years and one month, expiring in December 2021. Rent expense for the years ended December 31, 2018, 2017 and 2016 was $229,613, $254,593 and $256,314, respectively. The difference between the minimum lease payments and the straight-line amount of total rent expense is recorded as deferred rent. Deferred rent at December 31, 2018 and 2017 was $24,762 and $253, respectively.

As of December 31, 2018, the total estimated future annual minimum lease payments under the Company’s non-cancelable building and copier leases for the years ending after December 31, 2018 are as follows:

Years ending December 31:
2019	$182,847
2020	144,234
2021	149,951
2022	1,532
2023	1,404
Total minimum payments	$479,968

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

No amounts have been expended under these agreements during the years ended December 31, 2018, 2017 or 2016. For products currently in development, future potential milestone payments based on product development of MN-166 (ibudilast) and MN-001 (tipelukast) are $10.0 million as of December 31, 2018. For all other products, future potential milestone payments related to development milestones and commercialization milestones totaled $33.5 million as of December 31, 2018. There are no minimum royalties required under any of the license agreements. The Company is unable to estimate with certainty the timing on when these milestone payments will occur as these payments are dependent upon the progress of the Company’s product development programs.

Legal Proceedings

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any such proceedings or claims that it believes will have, individually or in aggregate, a material adverse effect on its business, financial condition or results of operations.

6. Joint Venture

The Company entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Medfron Medical Technologies Co., Ltd. (formerly Beijing Make-Friend Medicine Technology Co., Ltd.) effective September 27, 2011. In August 2014, the Chinese government approved the amendment to the joint venture agreement to allow for the departure of Zhejiang Medicine Co., Ltd. The amended joint venture agreement provided for the joint venture company, Zhejiang Sunmy Bio-Medical Co., Ltd. (Zhejiang Sunmy), to develop and commercialize MN-221 (bedoradrine) in China and pursue additional compounds to develop, each with a 50% interest in Zhejiang Sunmy.

On July 24, 2017, the Company and Beijing Medfron Medical Technologies Co., Ltd. agreed to dissolve Zhejiang Sunmy, subject to approval by applicable Chinese regulatory authorities which was granted on December 11, 2017. At December 31, 2017, the Company reflected a long-term asset on its consolidated balance sheet which represented the Company’s investment in Zhejiang Sunmy, net of the Company’s portion of any generated loss or income. In April 2018, the Company received proceeds of $0.6 million from the dissolution of the joint venture and liquidation of its investment, resulting in an immaterial gain recorded within other expense, net in the statement of operations for the year ended December 31, 2018.

7. Share-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan, or 2013 Plan, under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan, or 2004 Plan. A total of 2,500,000 shares of common stock were initially reserved for issuance under the 2013 Plan. At the annual meeting of stockholders held in June 2018, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of common stock reserved for issuance under the plan by 1,500,000 shares. In addition, “returning shares” that may become available from time to time are added back to the plan. “Returning shares” are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2004 Plan, all outstanding stock awards granted under the 2004 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan. As of December 31, 2018, 1,494,592 shares remain available for future grant under the 2013 Plan.

The Company issues employee performance-based stock options, the vesting of which is based on a determination made by the board of directors as to the achievement of certain corporate objectives at the end of the performance period. The grant date of such awards is the date on which the board of directors makes its determination. For periods preceding the grant date, the expense related to these awards is measured based on their fair value at each reporting date. As of December 31, 2018, total performance options outstanding and unvested was 1,162,000. These options became vested in 2019.

Stock Options

Options granted under the 2013 Plan and 2004 Plan have terms of ten years from the date of grant unless earlier terminated and generally vest over a three or four-year period.

The exercise price of all options granted during the years ended December 31, 2018, 2017 and 2016 was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	4,133,969	$4.69
Granted	1,158,000	$4.00
Exercised	(172,585)	$4.81
Cancelled	(687,367)	$11.27
Outstanding at December 31, 2016	4,432,017	$3.47
Granted	1,195,000	$6.10
Exercised	(105,579)	$4.04
Cancelled	(7,400)	$7.76
Outstanding at December 31, 2017	5,514,038	$4.03
Granted	1,222,000	$7.11
Exercised	(125,391)	$3.25
Cancelled	(1,000)	$4.52
Outstanding at December 31, 2018	6,609,647	$4.61
Exercisable at December 31, 2018	5,408,814	$4.07

	Number of Option Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2017	1,261,837	$3.73
Granted	1,222,000	$4.57
Vested	(1,283,004)	$3.78
Non-vested at December 31, 2018	1,200,833	$4.04

Cash received from stock option exercises for the years ended December 31, 2018, 2017 and 2016 was $407,196, $426,013 and $829,526, respectively. The aggregate intrinsic value of options exercised was $788,423, $198,164 and $414,572 for the years ended December 31, 2018, 2017 and 2016, respectively. Options outstanding and exercisable at December 31, 2018 had a weighted average contractual life of 6.32 years, respectively.

As of December 31, 2018 and 2017, the total intrinsic value of options outstanding was $23.6 million and $13.6 million, respectively. Total intrinsic value of options exercisable was $22.2 million and $12.9 million as of December 31, 2018 and 2017, respectively.

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

For the year ended December 31, 2018, an aggregate of 7,094 shares were issued under the ESPP, leaving 191,878 shares available for future issuance.

Compensation Expense

The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Year Ended December 31,
	2018	2017	2016
Stock Options
Risk-free interest rate	2.52%	2.06%	1.60%
Expected volatility of common stock	61.56%	72.55%	78.30%
Dividend yield	0.00%	0.00%	0.00%
Expected option term (in years)	4.56	5.67	5.57

The estimated fair value of employee stock purchase rights under the Company’s ESPP was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Year Ended December 31,
	2018	2017	2016
Employee Stock Purchase Plan
Risk-free interest rate	2.07%	1.09%	0.44%
Expected volatility of common stock	70.41%	38.34%	51.65%
Dividend yield	0.00%	0.00%	0.00%
Expected option term (in years)	0.5	0.5	0.5

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

The weighted-average fair value of each stock option granted during the years ended December 31, 2018, 2017 and 2016, estimated as of the grant date using the Black-Scholes option valuation model, was $4.57 per option, $3.78 per option and $2.64 per option, respectively.

Share-based compensation expense for stock option awards and ESPP shares are reflected in total operating expense for each respective year. For the years ended December 31, 2018, 2017 and 2016, share-based compensation expense related to stock options and the ESPP was $6.3 million, $4.5 million and $4.0 million, respectively, of which $4.5 million, $3.1 million and $2.9 million was recorded as a component of general and administrative expense, respectively, and $1.8 million, $1.4 million and $1.1 million was recorded as a component of research, development and patents expense, respectively.

As of December 31, 2018, there was $0.3 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.03 years, on a straight-line basis.

8. Stockholders’ Equity

Equity Offerings

On May 22, 2015, the Company entered into an at-the-market issuance sales agreement (ATM Agreement) with MLV & Co. LLC (MLV), pursuant to which the Company may sell common stock through MLV from time to time up to an aggregate offering price of $30.0 million. Sales of the Company’s common stock through MLV, if any, can be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NASDAQ, on any other existing trading market for the common stock or to or through a market maker. MLV may also sell the common stock in privately negotiated transactions, subject to the Company’s prior approval. The Company agreed to pay MLV an aggregate commission rate of up to 4.0% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock will depend on the number of shares of common stock sold to MLV and the per share purchase price of each transaction. The Company is not obligated to make any sales of common stock under the sales agreement and may terminate the sales agreement at any time upon written notice. On September 16, 2016, the Company amended the original sales agreement with MLV to also include FBR Capital Markets & Co as a sales agent.

The following table summarizes the activity under the ATM agreements for the following periods (in thousands except share price and shares sold):

	Year Ended December 31,
	2018	2017	2016
Gross proceeds	1,562	10,303.0	264
Net proceeds	1,515	9,891.3	159.5
Shares sold	200,000	1,689,436	36,248
Price range	$7.81	$5.30 - 6.98	$6.90 - 7.54

Warrants

During the year ended December 31, 2018, 750,000 shares of the Company’s common stock were issued upon exercise of warrants for gross proceeds of $2.4 million. During the years ended December 31, 2017 and 2016, 119,047 and 2,131,700 shares of the Company’s common stock were issued upon exercise of warrants for gross proceeds of $0.4 million and $7.6 million, respectively, with warrants exercisable for 198,020 shares expiring unexercised on May 10, 2017.

At December 31, 2018, there were no warrants outstanding to purchase shares of the Company’s common stock.

Common Stock Reserved for Future Issuance

The following table summarizes common stock reserved for future issuance at December 31, 2018:

Common Stock reserved for issuance under the ESPP	191,878
Common stock reserved for issuance upon exercise of options outstanding (under the 2004 Plan and 2013 Plan)	6,609,647
Common stock reserved for future equity awards (under the 2013 Plan)	1,494,592
8,296,117

Public Offering

On February 12, 2018, the Company completed a firm-commitment underwritten public offering of 4,419,890 shares of common stock at a purchase price of $9.05 per share for aggregate gross proceeds of $40.0 million and received aggregate net proceeds of approximately $37.4 million, net of underwriting discounts and commissions and offering expenses. Additionally, the Company granted the underwriters a 30-day option to purchase up to an additional 662,983 shares of common stock at the public offering price, and on February 21, 2018, the Company sold an additional 126,038 shares of Common Stock for gross proceeds of $1.1 million pursuant to the partial exercise by the underwriters of their over-allotment option.

9. Income Taxes

A reconciliation of loss before income taxes for domestic and foreign locations for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
United States	$(14,689,617)	$(12,940,362)	$(10,892,276)
Foreign	19,807	33,176	30,050
Loss before income taxes	$(14,669,810)	$(12,907,186)	$(10,862,226)

A reconciliation of income tax benefit (expense) for the years ended December 31, 2018, 2017 and 2016 is as follows:

Current:	2018	2017	2016
Federal	$—	$—	$1,489
State	—	—	412
Foreign	(5,276)	(10,158)	(5,655)
Total current income tax benefit (expense)	(5,276)	(10,158)	(3,754)
Deferred:
Federal	—	1,329,888	—
State	—	424,320	—
Foreign	—	—	—
Total deferred income tax benefit (expense)	—	1,754,208	—
Total income tax benefit (expense)	$(5,276)	$1,744,050	$(3,754)

The significant components of deferred income taxes at December 31, 2018 and 2017 are as follows (in thousands):

Deferred tax assets:	2018	2017
Net operating loss carryforwards	$62,025	$59,480
Capitalized licenses	286	429
Research tax credits	8,434	8,160
Stock options	3,922	2,585
Other, net	580	572
Total deferred tax assets	75,247	71,226
Deferred tax liabilities
In process R&D	(1,343)	(1,343)
Total deferred tax liabilities	(1,343)	(1,343)
Net deferred tax assets	73,904	69,883
Valuation allowance	(74,106)	(70,085)
Net deferred tax liability	$(202)	$(202)

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

At December 31, 2018, the Company has federal and California net operating losses, or NOL, carryforwards of approximately $248.9 million and $139.6 million, respectively. The federal NOL carryforwards begin to expire in 2020, and the California NOL carryforwards begin to expire in 2028. At December 31, 2018, the Company also had federal and California research tax credit carryforwards of approximately $6.96 million and $1.9 million, respectively. The federal research tax credit carryforwards begin to expire in 2024, and the California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized.

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

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2018	2017	2016
Federal statutory income tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	6.4	5.2	3.5
Tax credits	1.5	1.1	0.9
Change in valuation allowance	(27.2)	247.4	(8.4)
Permanent differences	(0.1)	(0.3)	(0.1)
Expiration of attributes	—	(18.7)	(17.2)
Tax Cuts and Jobs Act	—	(253.7)	—
Stock compensation	(1.7)	(2.9)	(13.6)
Other	0.1	0.4	(0.1)
Provision for income taxes	0.0%	13.5%	0.0%

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (TCJA) was signed into law making significant changes to the Internal Revenue Code, including, but are not limited to (a) reducing the federal corporate income tax rate from 35% to 21%, effective January 1, 2018; and (b) eliminating the federal corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; and (c) eliminating several business deductions and credits, including deductions for certain executive compensation in excess of $1 million. As a result of the rate reduction, the company reduced the deferred tax asset balance as of December 31, 2017 by $32.7 million and the valuation allowance by $33.4 million.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the income tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting relating to the TCJA under Accounting Standards Codification Topic 740, “Income Taxes” (ASC 740). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for TCJA-related income tax effects is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. The Company has completed its evaluation of the potential impacts of IRC Section 162(m) as amended by the Act of 2017 prior to December 22, 2018 and there was no change to the Company’s previous analysis.

The Company files income tax returns in the United States, California and foreign jurisdictions. Due to the Company’s losses incurred, the Company is essentially subject to income tax examination by tax authorities from inception to date. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2018, there are no unrecognized tax benefits nor any significant accruals for interest related to unrecognized tax benefits or tax penalties.

10. Employee Savings Plan

The Company has an employee savings plan available to substantially all employees. Under the plan, an employee may elect salary reductions which are contributed to the plan. The plan provides for discretionary contributions by the Company, which totaled $76,903, $65,995 and $66,289 for the years ended December 31, 2018, 2017 and 2016, respectively.

11. Quarterly Financial Data (Unaudited)

The following table presents certain quarterly financial data for eight consecutive quarters ended December 31, 2018 and 2017. The unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all adjustments, necessary for a fair presentation of this data (in thousands, except per share data).

	Year Ended December 31, 2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Total operating expenses	$4,667	$3,400	$7,028	$492
Net loss	(4,543)	(3,144)	(6,780)	(208)
Net loss applicable to common stockholders	(4,543)	(3,144)	(6,780)	(208)
Basic and diluted net loss per common share (1)	(0.12)	(0.08)	(0.16)	(0.00)

	Year Ended December 31, 2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Total operating expenses	$3,024	$2,805	$3,792	$3,406
Net loss	(3,017)	(2,789)	(3,755)	(1,602)
Net loss applicable to common stockholders	(3,017)	(2,789)	(3,755)	(1,602)
Basic and diluted net loss per common share (1)	(0.09)	(0.08)	(0.11)	(0.02)

(1)

Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income and loss per share will not necessarily equal the annual per share calculation.

12. Subsequent Events

The Company has evaluated all subsequent events that have occurred after the date of the accompanying financial statements through February 13, 2019 and determined that there were no events or transactions occurring which require recognition or disclosure in the Company’s consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

BDO USA, LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2018.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

MediciNova, Inc.

La Jolla, California

Opinion on Internal Control over Financial Reporting

We have audited MediciNova, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 13, 2019 expressed an unqualified opinion thereon.

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

February 13, 2019

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be contained in the sections titled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance, “Corporate Governance,” “Meetings and Committees of the Board, and “Executive Officers” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the conclusion of our fiscal year ended December 31, 2018 (the “Proxy Statement”) and is incorporated in this Annual Report on Form 10-K by reference.

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

The following table provides information as of December 31, 2018 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders (1)	6,609,647	$4.61	1,686,470
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	6,609,647	$4.61	1,686,470

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

101

The following financial statements from MediciNova, Inc. on Form 10-K as of and for the year ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements.

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

MEDICINOVA, INC.
A Delaware Corporation

Date: February 13, 2019	By:	/s/ Yuichi Iwaki
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

Signature	Title	Date

/s/ Yuichi Iwaki Yuichi Iwaki, M.D., Ph.D.	Director, President and Chief Executive Officer (Principal executive officer)	February 13, 2019

/s/ Carla Reyes Carla Reyes	Chief Financial Officer (Principal financial and accounting officer)	February 13, 2019

/s/ Jeff Himawan Jeff Himawan, Ph.D.	Chairman of the Board of Directors	February 13, 2019

/s/ Yoshio Ishizaka Yoshio Ishizaka	Director	February 13, 2019

/s/ Yutaka Kobayashi Yutaka Kobayashi	Director	February 13, 2019

/s/ Hideki Nagao Hideki Nagao	Director	February 13, 2019