Form 10-Q
period 2019-03-31
MEDICINOVA INC
filed 2019-04-25
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

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

As of April 24, 2019, the registrant had 43,061,161 shares of Common Stock ($0.001 par value) outstanding.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Inability to raise additional capital if needed;
•	Inability to generate revenues from product sales to continue business operations;
•	Inability to develop and commercialize our product candidates;
•	Failure or delay in completing clinical trials or obtaining Food and Drug Administration or foreign regulatory approval for our product candidates in a timely manner;
•	Unsuccessful clinical trials stemming from clinical trial designs, failure to enroll a sufficient number of patients, undesirable side effects and other safety concerns;
•	Inability to demonstrate sufficient efficacy of product candidates;
•	Reliance on the success of our MN-166 (ibudilast) and MN-001 (tipelukast) product candidates;
•	Delays in commencement or completion of clinical trials or suspension or termination of clinical trials;
•	Loss of our licensed rights to develop and commercialize a product candidate as a result of the termination of the underlying licensing agreement;
•	Competitors may develop products rendering our product candidates obsolete and noncompetitive;
•	Inability to successfully attract partners and enter into collaborations on acceptable terms;
•	Dependence on third parties to conduct clinical trials and to manufacture product candidates;
•	Dependence on third parties to market and distribute products;
•	Our product candidates, if approved, may not gain market acceptance or obtain adequate coverage for third party reimbursement;
•	Disputes or other developments concerning our intellectual property rights;
•	Actual and anticipated fluctuations in our quarterly or annual operating results;
•	Price and volume fluctuations in the overall stock markets;
•	Litigation or public concern about the safety of our potential products;
•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange;
•	High quality material for our products may become difficult to obtain or expensive;
•	Strict government regulations on our business;
•	Regulations governing the production or marketing of our product candidates;

•	Loss of, or inability to attract, key personnel; and
•	Economic, political, foreign exchange and other risks associated with international operations.

MEDICINOVA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,209,663	$62,313,418
Prepaid expenses and other current assets	553,944	444,942
Total current assets	63,763,607	62,758,360
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Property and equipment, net	48,900	53,134
Other non-current assets	334,972	10,958
Total assets	$78,547,719	$77,222,692
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$254,114	$616,753
Accrued expenses and other liabilities	1,119,995	1,575,161
Total current liabilities	1,374,109	2,191,914
Long-term deferred revenue	1,694,163	1,694,163
Deferred tax liability	201,792	201,792
Other non-current liabilities	240,408	27,211
Total liabilities	$3,510,472	$4,115,080
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2019 and December 31, 2018; 43,061,161 and 42,081,306 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	43,061	42,081
Additional paid-in capital	435,917,594	429,289,968
Accumulated other comprehensive loss	(94,931)	(93,150)
Accumulated deficit	(360,828,477)	(356,131,287)
Total stockholders’ equity	75,037,247	73,107,612
Total liabilities and stockholders' equity	$78,547,719	$77,222,692

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended
	March 31,
	2019	2018
Operating expenses:
Research, development and patents	$1,633,878	$1,661,846
General and administrative	3,345,481	3,004,735
Total operating expenses	4,979,359	4,666,581
Operating loss	(4,979,359)	(4,666,581)
Interest income	304,245	131,345
Other expense	(22,076)	(7,815)
Net loss applicable to common stockholders	$(4,697,190)	$(4,543,051)
Basic and diluted net loss per common share	$(0.11)	$(0.12)
Shares used to compute basic and diluted net loss per common share	42,467,905	39,132,124
Net loss applicable to common stockholders	$(4,697,190)	$(4,543,051)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(1,781)	5,832
Comprehensive loss	$(4,698,971)	$(4,537,219)

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2019
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2018	42,081,306	$42,081	$429,289,968	$(93,150)	$(356,131,287)	$73,107,612
Share-based compensation	—	—	2,699,500	—	—	2,699,500
Issuance of shares under an employee stock purchase plan	2,401	2	16,901	—	—	16,903
Issuance of common stock under at-the-market equity distribution and sales agreements, net of offering costs	—	—	(8,532)	—	—	(8,532)
Issuance of common stock for option exercises	977,454	978	3,919,757	—	—	3,920,735
Net loss	—	—	—	—	(4,697,190)	(4,697,190)
Foreign currency translation adjustments	—	—	—	(1,781)	—	(1,781)
Balance at March 31, 2019	43,061,161	$43,061	$435,917,594	$(94,931)	$(360,828,477)	$75,037,247

	Three Months Ended March 31, 2018
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2017	36,452,893	$36,453	$380,156,510	$(94,623)	$(341,456,200)	$38,642,140
Share-based compensation	—	—	2,530,425	—	—	2,530,425
Issuance of shares under an employee stock purchase plan	4,862	5	27,896	—	—	27,901
Issuance of common stock under at-the-market equity distribution and sales agreements, net of offering costs	—	—	(16,511)	—	—	(16,511)
Issuance of common stock under public offering, net of offering costs	4,545,928	4,546	38,511,328	—	—	38,515,874
Issuance of common stock for option exercises	125,391	125	407,072	—	—	407,197
Net loss	—	—	—	—	(4,543,051)	(4,543,051)
Foreign currency translation adjustments	—	—	—	5,832	—	5,832
Balance at March 31, 2018	41,129,074	$41,129	$421,616,720	$(88,791)	$(345,999,251)	$75,569,807

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	March 31,
	2019	2018
Operating activities:
Net loss	$(4,697,190)	$(4,543,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	2,699,500	2,530,425
Depreciation and amortization	6,134	6,689
Changes in assets and liabilities:
Prepaid expenses and other assets	(109,707)	(289,370)
Accounts payable, accrued liabilities and other liabilities	(928,027)	(1,786,088)
Net cash used in operating activities	(3,029,290)	(4,081,395)
Investing activities:
Acquisition of property and equipment	(1,953)	(8,584)
Net cash provided by investing activities	(1,953)	(8,584)
Financing activities:
Proceeds from issuance of common stock, exercise of common stock options and warrants, net of issuance costs	3,912,202	39,006,802
Proceeds from issuance of equity awards under ESPP	16,903	27,901
Net cash provided by financing activities	3,929,105	39,034,703
Effect of exchange rate changes on cash and cash equivalents	(1,617)	2,736
Net increase in cash and cash equivalents	896,245	34,947,460
Cash and cash equivalents, beginning of period	62,313,418	27,991,743
Cash and cash equivalents, end of period	$63,209,663	$62,939,203

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $1.5 million and $1.6 million for the three months ended March 31, 2019 and 2018, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents on developments in Research, Development and Patents expenses. Such patent-related expenses totaled $0.1 million for each of the three months ended March 31, 2019 and 2018, respectively.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The Company adopted ASU 2016-02 in the first quarter of 2019 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019.  The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of right-of-use assets. The Company elected to not recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less. The adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of right-of-use assets of approximately $0.4 million, lease liabilities for operating leases of approximately $0.4 million and a zero cumulative-effect adjustment to accumulated deficit, with no material impact to its consolidated statements of operations. See Note 4 for further information regarding the impact of the adoption of ASU 2016-02 on the Company's financial statements.

In August 2018, the FASB ASU No. 2018-13, Fair Value Measurement (Topic 820), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The modified standard eliminates the requirement to disclose changes in unrealized gains and losses included in earnings for recurring Level 3 fair value measurements and requires that changes in unrealized gains and losses be included in other comprehensive income for recurring Level 3 fair value measurements of instruments. The standard also requires the disclosure of the range and weighted average used to develop significant unobservable inputs and how weighted average is calculated for recurring and nonrecurring Level 3 fair value measurements. The amendment is effective for fiscal years beginning after December 15, 2019 and interim periods within that fiscal year with early adoption permitted. The Company does not expect the standard to have a material impact on its consolidated financial statements.

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

Kissei Pharmaceutical Co., Ltd

In October 2011, the Company entered into a collaboration agreement with Kissei Pharmaceutical Co., Ltd., (“Kissei”), to perform research and development services relating to MN-221 (bedoradrine) in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, the Company is responsible for all costs to be incurred in the performance of these services. The Company assessed the services in accordance with the authoritative guidance and concluded that the two studies to be performed under the agreement represented two separate performance obligations. The transaction price was allocated among the two studies that were deemed separate performance obligations based on the expected costs to be incurred for each obligation. Revenue is recognized proportional to the total costs expected for each performance obligation as incurred over the service period. The first study was completed in 2013 and the timing of the second study is undetermined as of March 31, 2019. The amount received from Kissei and allocated, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue and will be recognized as revenue as the remaining performance obligation is satisfied. No revenue was recognized for the three months ended March 31, 2019 and 2018 in connection with the collaboration agreement with Kissei.

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

Cash and cash equivalents, including money market accounts of $681,399 and $677,594 measured at fair value as of March 31, 2019 and December 31, 2018, respectively, are classified within Level 1 of the fair value hierarchy.

4. Leases

The Company has operating leases primarily for real estate in the United States and Japan. The United States lease is for the Company’s headquarters in San Diego and is for a term of four years and one month with a term date of December 31, 2021. The Company’s lease in Tokyo, Japan is through May 2019. The Tokyo lease was a short-term lease as of the adoption date and is immaterial. The real estate operating lease in the United States is included in "Other non-current assets" on the Company's March 31, 2019 balance sheet and represents the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in "Accrued expenses and other liabilities" and "Other non-current liabilities" on the Company's March 31, 2019 balance sheet. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of March 31, 2019, total right-of-use assets and operating lease liabilities were approximately $0.3 million and $0.3 million, respectively. Operating lease expense is recognized on a straight-line basis over the lease term.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's right-of-use assets and related lease liabilities were as follows:

Three months ended
March 31, 2019
Cash paid for operating lease liabilities	$34,187
Right-of-use assets obtained in exchange for new operating lease obligations	$349,603
Remaining lease time	2.75 years
Discount rate	8.8%

Maturities of lease liabilities as of March 31, 2019 were as follows :
2019	$103,019
2020	142,703
2021	148,419
Thereafter	—
394,141
Less imputed interest	(45,922)
Total lease liabilities	$348,219

Current operating lease liabilities	$112,351
Non-current operating lease liabilities	235,868
Total operating lease liabilities	$348,219

5. Stock-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan (2013 Plan), under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan (2004 Plan). A total of 5,200,000 shares of common stock are reserved for issuance under the 2013 Plan. In addition, “returning shares” that may become available from time to time are added back to the plan. “Returning shares” are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2004

Plan, all outstanding stock awards granted under the 2004 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan. As of March 31, 2019, 322,592 shares remain available for future grants under the 2013 Plan.

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

Stock Options

Options granted under the 2013 Plan and the 2004 Plan have terms of ten years from the date of grant and generally vest over a three or four year period. The exercise price of all options granted through March 31, 2019 and in 2018, was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of March 31, 2019 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	6,609,647	$4.61
Granted	1,277,000	9.67
Exercised	(977,454)	4.01
Cancelled	(105,000)	9.67
Outstanding at March 31, 2019	6,804,193	$5.57
Exercisable at March 31, 2019	5,617,193	$4.70

During the three months ended March 31, 2019 and 2018, 977,454 and 125,391 options were exercised, from which the Company received gross proceeds of $3.9 million and $0.4 million, respectively.

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

For the three months ended March 31, 2019, an aggregate of 2,401 shares were issued under the ESPP. As of March 31, 2019, there were 204,477 shares available for future issuance under the ESPP.

Compensation Expense

Stock-based compensation expense for stock option awards and ESPP shares are reflected in total operating expenses for each respective year. For the three months ended March 31, 2019 and 2018, stock-based compensation expense related to stock options and the ESPP was $2.7 million and $2.5 million, respectively.

The Company uses the Black-Scholes valuation model for determining the estimated fair value for stock-based awards granted to employees. The following table provides the assumptions for stock option grants used in the Black-Scholes valuation model used to estimate the fair value of options granted during the three months ended March 31, 2019 and 2018, and to estimate the fair value of performance-based stock options as of March 31, 2019 and 2018.

	March 31, 2019	March 31, 2018
Stock Option assumptions:
Risk-free interest rate	2.23 - 2.53%	2.29%
Expected volatility of common stock	61.82 - 62.3%	65.0%
Dividend yield	0%	0%
Expected term (in years)	4.5 - 5.5	5.5

As of March 31, 2019, there was $4.1 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.78 years, on a straight-line basis.

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

 No shares of common stock were sold under this agreement in the three months ended March 31, 2019 and 2018, respectively.

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

The following potentially dilutive outstanding securities were excluded from diluted net loss per common share because of their anti-dilutive effect:

	March 31,
	2019	2018
Stock options	6,804,193	6,550,647
Warrants	—	750,000
Total	6,804,193	7,300,647

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 13, 2019. Past operating results are not necessarily indicative of results that may occur in future periods.

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

We have incurred significant net losses since our inception. As of March 31, 2019, we had an accumulated deficit of $360.8 million and expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development candidates, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

 Revenues and Cost of Revenues

In October 2011, we entered into a collaboration agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, to perform research and development services relating to MN-221 (bedoradrine) in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, we are responsible for all costs to be incurred in the performance of these services. The Company assessed the services in accordance with the authoritative guidance and concluded that the two studies to be performed under the agreement represented two separate performance obligations. The transaction price was allocated among the two studies that were deemed separate performance obligations based on the expected costs to be incurred for each obligation. Revenue is recognized proportional to the total costs expected for each performance obligation as incurred over the service period. The first study was completed in 2013 and the second study has not begun as of March 31, 2019. The Company expects that the study will be completed after 2019. The amount received from Kissei and allocated, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue and will be recognized as revenue as the remaining performance obligation is satisfied. No revenue was recognized in the three months ended March 31, 2019 and 2018, in connection with the collaboration agreement with Kissei.

Research, Development and Patents Expenses

Our research, development and patents expenses consist primarily of license fees related to our product candidates, salaries and related employee benefits, costs associated with the preclinical and clinical development of our product development programs, costs associated with non-clinical activities, such as regulatory expenses, and pre-commercialization manufacturing development activities. We use external service providers to manufacture our compounds to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. Research, development and patents expenses include fees paid to consultants, contract research organizations, contract manufacturers and other external service providers, including professional fees and costs associated with legal services, patents and patent applications for our intellectual property. Internal research and development expenses include costs of compensation and other expenses for research and development personnel, supplies, facility costs and depreciation. Research, development and patents costs are expensed as incurred and we expect to increase such costs throughout 2019 as our development programs progress.

The following table summarizes our research, development and patents expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Three months ended
	March 31,
	2019	2018
External development expense:
MN-221	$9	$8
MN-166	397	350
MN-001	26	150
MN-029	—	—
Total external development expense	432	508
R&D personnel expense	1,075	1,008
R&D facility and depreciation expense	12	12
Patent expenses	83	74
Other R&D expense	32	60
Total research, development and patent expense	$1,634	$1,662

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

Goodwill and Purchased Intangibles

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets of an acquired business. The allocation of purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets as a portion of the purchase price can only be allocated to goodwill in a business combination. Goodwill and intangible assets deemed to have indefinite lives, such as in-process research and development (“IPR&D”) are not amortized but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets that have finite useful lives require the use of estimates and the exercise of judgment. These judgments can significantly affect our net operating results. As of March 31, 2019, goodwill and IPR&D, were $9.6 million and $4.8 million, respectively.

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

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018

Research, Development and Patents Expenses

Research, development and patents expenses were $1.6 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively. The decrease in expenses of $0.1 million was due to the completion of an MN-001 (tipelukast) study in 2018.

General and Administrative

General and administrative expenses were $3.3 million and $3.0 million for the three months ended March 31, 2019 and 2018, respectively. The increase of $0.3 million was primarily due to higher stock compensation expense for performance-based stock options for the three months ended March 31, 2019 compared to the same period in 2018.

Liquidity and Capital Resources

Net cash used in operating activities during the three months ended March 31, 2019 was $3.0 million compared to $4.1 million during the same period in 2018. Net cash used in operating activities primarily reflects the net loss and changes in operating assets and liabilities for those periods, which was partially offset by non-cash stock-based compensation expense.

Net cash provided by financing activities was $3.9 million during the three months ended March 31, 2019 compared to $39.0 million during the same period in 2018. Net cash provided by financing activities during the three months ended March 31, 2019 is primarily due to the exercise of 977,454 options to purchase common stock. Net cash provided by financing activities during the three months ended March 31, 2018 is primarily due to the public offering of 4,545,928 shares of common stock for net proceeds of $38.5 million. Cash proceeds from financing activities are used for working capital and general corporate purposes.

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

 No shares of common stock were sold under this agreement in the three months ended March 31, 2019 and 2018, respectively.

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

As of March 31, 2019, we had available cash and cash equivalents of $63.2 million and working capital of $62.4 million. As of the date of this report, we believe we have working capital sufficient to fund operations at least through December 31, 2020. However, we cannot provide assurance that these capital resources will be sufficient to conduct all our research and development programs as planned.

Off-Balance Sheet Arrangements

At March 31, 2019, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

Cash and cash equivalents as of March 31, 2019 were $63.2 million and were primarily invested in money market interest bearing accounts and money market funds. A hypothetical 10% adverse change in the average interest rate on our cash and cash equivalents would have had no material effect on net loss for the three months ended March 31, 2019.

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

We are not involved in any material legal proceedings as of March 31, 2019. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which are incorporated herein by reference and which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

101

The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: April 25, 2019	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D.
President and Chief Executive Officer
(on behalf of the registrant and
as the registrant’s Principal Executive Officer)

	By:	/s/ CARLA REYES
Carla Reyes
Chief Financial Officer
(on behalf of the registrant and
as the registrant’s Principal Financial Officer)