Form 10-Q
period 2019-06-30
MEDICINOVA INC
filed 2019-07-25
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission file number: 001-33185

MEDICINOVA, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0927979
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4275 Executive Square, Suite 300 La Jolla, CA	92037
(Address of Principal Executive Offices)	(Zip Code)

(858) 373-1500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	MNOV	The Nasdaq Stock Market LLC
(Title of each class)	(Trading symbol(s))	(Name of each exchange on which registered)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of July 24, 2019, the registrant had 43,248,948 shares of Common Stock ($0.001 par value) outstanding.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Inability to raise additional capital if needed;
•	Inability to generate revenues from product sales to continue business operations;
•	Inability to develop and commercialize our product candidates;
•	Failure or delay in completing clinical trials or obtaining Food and Drug Administration or foreign regulatory approval for our product candidates in a timely manner;
•	Unsuccessful clinical trials stemming from clinical trial designs, failure to enroll a sufficient number of patients, undesirable side effects and other safety concerns;
•	Inability to demonstrate sufficient efficacy of product candidates;
•	Reliance on the success of our MN-166 (ibudilast) and MN-001 (tipelukast) product candidates;
•	Delays in commencement or completion of clinical trials or suspension or termination of clinical trials;
•	Loss of our licensed rights to develop and commercialize a product candidate as a result of the termination of the underlying licensing agreement;
•	Competitors may develop products rendering our product candidates obsolete and noncompetitive;
•	Inability to successfully attract partners and enter into collaborations on acceptable terms;
•	Dependence on third parties to conduct clinical trials and to manufacture product candidates;
•	Dependence on third parties to market and distribute products;
•	Our product candidates, if approved, may not gain market acceptance or obtain adequate coverage for third party reimbursement;
•	Disputes or other developments concerning our intellectual property rights;
•	Actual and anticipated fluctuations in our quarterly or annual operating results;
•	Price and volume fluctuations in the overall stock markets;
•	Litigation or public concern about the safety of our potential products;
•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange;
•	High quality material for our products may become difficult to obtain or expensive;
•	Strict government regulations on our business;
•	Regulations governing the production or marketing of our product candidates;

•	Loss of, or inability to attract, key personnel; and
•	Economic, political, foreign exchange and other risks associated with international operations.

MEDICINOVA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,737,842	$62,313,418
Prepaid expenses and other current assets	512,614	444,942
Total current assets	62,250,456	62,758,360
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Property and equipment, net	44,927	53,134
Other non-current assets	456,072	10,958
Total assets	$77,151,695	$77,222,692
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$328,161	$616,753
Accrued expenses and other liabilities	1,461,696	1,575,161
Total current liabilities	1,789,857	2,191,914
Long-term deferred revenue	1,694,163	1,694,163
Deferred tax liability	201,792	201,792
Other non-current liabilities	284,273	27,211
Total liabilities	3,970,085	4,115,080
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2019 and December 31, 2018; 43,099,161 and 42,081,306 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	43,099	42,081
Additional paid-in capital	437,940,440	429,289,968
Accumulated other comprehensive loss	(91,576)	(93,150)
Accumulated deficit	(364,710,353)	(356,131,287)
Total stockholders’ equity	73,181,610	73,107,612
Total liabilities and stockholders' equity	$77,151,695	$77,222,692

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating expenses:
Research, development and patents	$1,465,512	$1,379,454	$3,099,390	$3,041,300
General and administrative	2,716,509	2,020,828	6,061,990	5,025,563
Total operating expenses	4,182,021	3,400,282	9,161,380	8,066,863
Operating loss	(4,182,021)	(3,400,282)	(9,161,380)	(8,066,863)
Interest income	307,574	250,231	611,819	381,576
Other income (expense)	(7,429)	5,912	(29,505)	(1,903)
Net loss applicable to common stockholders	$(3,881,876)	$(3,144,139)	$(8,579,066)	$(7,687,190)
Basic and diluted net loss per common share	$(0.09)	$(0.08)	$(0.20)	$(0.19)
Shares used to compute basic and diluted net loss per common share	43,069,007	41,557,644	42,770,117	40,351,585
Net loss applicable to common stockholders	$(3,881,876)	$(3,144,139)	$(8,579,066)	$(7,687,190)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	3,355	(4,015)	1,574	1,817
Comprehensive loss	$(3,878,521)	$(3,148,154)	$(8,577,492)	$(7,685,373)

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30, 2019
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2018	42,081,306	$42,081	$429,289,968	$(93,150)	$(356,131,287)	$73,107,612
Share-based compensation	—		2,699,500	—	—	2,699,500
Issuance of shares under an employee stock purchase plan (ESPP)	2,401	2	16,901	—	—	16,903
Issuance of common stock, net of offering costs	—	—	(8,532)	—	—	(8,532)
Issuance of common stock for option exercises	977,454	978	3,919,757	—	—	3,920,735
Net loss	—	—	—	—	(4,697,190)	(4,697,190)
Foreign currency translation adjustments	—	—	—	(1,781)	—	(1,781)
Balance at March 31, 2019	43,061,161	43,061	435,917,594	(94,931)	(360,828,477)	75,037,247
Share-based compensation	—	—	1,842,514	—	—	1,842,514
Issuance of common stock for option exercises	38,000	38	180,332	—	—	180,370
Net loss	—	—	—	—	(3,881,876)	(3,881,876)
Foreign currency translation adjustments	—	—	—	3,355	—	3,355
Balance at June 30, 2019	43,099,161	$43,099	$437,940,440	$(91,576)	$(364,710,353)	$73,181,610

	Six Months Ended June 30, 2018
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2017	36,452,893	$36,453	$380,156,510	$(94,623)	$(341,456,200)	$38,642,140
Share-based compensation	—	—	2,530,425	—	—	2,530,425
Issuance of shares under an employee stock purchase plan (ESPP)	4,861	5	27,897	—	—	27,902
Issuance of common stock, net of offering costs	4,545,928	4,546	38,494,817	—	—	38,499,363
Issuance of common stock for option exercises	125,391	125	407,071	—	—	407,196
Net loss	—	—	—	—	(4,543,051)	(4,543,051)
Foreign currency translation adjustments	—	—	—	5,832	—	5,832
Balance at March 31, 2018	41,129,073	41,129	421,616,720	(88,791)	(345,999,251)	75,569,807
Share-based compensation	—	—	823,212	—	—	823,212
Issuance of common stock, net of offering costs	—	—	(18,462)	—	—	(18,462)
Exercise of warrants	750,000	750	2,361,750	—	—	2,362,500
Net loss	—	—	—	—	(3,144,139)	(3,144,139)
Foreign currency translation adjustments	—	—	—	(4,015)	—	(4,015)
Balance at June 30, 2018	41,879,073	$41,879	$424,783,220	$(92,806)	$(349,143,390)	$75,588,903

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
	2019	2018
Operating activities:
Net loss	$(8,579,066)	$(7,687,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	4,542,014	3,353,637
Depreciation and amortization	12,337	13,479
Change in joint venture investment	—	(19,867)
Changes in assets and liabilities:
Prepaid expenses and other assets	(508,053)	(104,307)
Accounts payable, accrued liabilities and other liabilities	(148,832)	(1,290,513)
Net cash used in operating activities	(4,681,600)	(5,734,761)
Investing activities:
Proceeds from dissolution of joint venture	—	636,524
Acquisition of property and equipment	(4,013)	(10,207)
Net cash (used in) provided by investing activities	(4,013)	626,317
Financing activities:
Proceeds from issuance of common stock, exercise of common stock options and warrants, net of issuance costs	4,092,573	41,250,597
Proceeds from issuance of equity awards under ESPP	16,903	27,902
Net cash provided by financing activities	4,109,476	41,278,499
Effect of exchange rate changes on cash and cash equivalents	561	980
Net change in cash and cash equivalents	(575,576)	36,171,035
Cash and cash equivalents, beginning of period	62,313,418	27,991,743
Cash and cash equivalents, end of period	$61,737,842	$64,162,778

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

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $1.4 million and $1.3 million for the three months ended June 30, 2019 and 2018, respectively. Research and development costs totaled $2.9 million for each of the six months ended June 30, 2019 and 2018, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents on developments in Research, Development and Patents expenses. Such patent-related expenses totaled $0.1 million for each of the three months ended June 30, 2019 and 2018, respectively and $0.2 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The Company adopted ASU 2016-02 in the first quarter of 2019 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019.  The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of right-of-use assets. The Company elected to not recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less and to not separate non-lease components from lease. The adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of right-of-use assets of approximately $0.4 million, lease liabilities for operating leases of approximately $0.4 million and a zero cumulative-effect adjustment to accumulated deficit, with no material impact to its consolidated statements of operations. See Note 4 for further information regarding the impact of the adoption of ASU 2016-02 on the Company's financial statements.

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

Kissei Pharmaceutical Co., Ltd

In October 2011, the Company entered into a collaboration agreement with Kissei Pharmaceutical Co., Ltd., (“Kissei”), to perform research and development services relating to MN-221 (bedoradrine) in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, the Company is responsible for all costs to be incurred in the performance of these services. The Company assessed the services in accordance with the authoritative guidance and concluded that the two studies to be performed under the agreement represented two separate performance obligations. The transaction price was allocated among the two studies that were deemed separate performance obligations based on the expected costs to be incurred for each obligation. Revenue is recognized proportional to the total costs expected for each performance obligation as incurred over the service period. The first study was completed in 2013 and the timing of the second study is undetermined as of June 30, 2019. The amount received from Kissei and allocated, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue and will be recognized as revenue as the remaining performance obligation is satisfied. No revenue was recognized for the three and six months ended June 30, 2019 and 2018 in connection with the collaboration agreement with Kissei.

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

Cash and cash equivalents, including money market accounts of $685,259 and $677,594 measured at fair value as of June 30, 2019 and December 31, 2018, respectively, are classified within Level 1 of the fair value hierarchy.

4. Leases

The Company has operating leases primarily for real estate in the United States and Japan. The United States lease is for the Company’s headquarters in San Diego and is for a term of four years and one month with a term date of December 31, 2021. The Company’s lease in Tokyo, Japan was renewed in May 2019 and has a term of two years with an auto-renewal, two-year extension. The real estate operating leases are included in "Other non-current assets" on the Company's balance sheet and represents the Company’s right to use the underlying assets for the lease term. The Company’s obligation to make lease payments are included in "Accrued expenses and other liabilities" and "Other non-current liabilities" on the Company's balance sheet. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of June 30, 2019, total right-of-use assets and operating lease liabilities were approximately $0.5 million each. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expenses. The Company’s finance lease was deemed immaterial to the consolidated financial statements.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's right-of-use assets and related lease liabilities are as follows:

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019

Cash paid for operating lease liabilities	$56,681	$109,136
Operating lease costs	54,124	108,022
Right-of-use assets obtained in exchange for new operating lease obligations	153,125	502,729

Maturities of operating lease liabilities as of June 30, 2019 were as follows:
2019	$110,718
2020	226,477
2021	183,325
Thereafter	—
520,520
Less imputed interest	(51,760)
Total lease liabilities	$468,760

Current operating lease liabilities	$189,965
Non-current operating lease liabilities	278,795
Total operating lease liabilities	$468,760

Weighted-average remaining lease term	2.32
Discount rate	8.8%

As of December 31, 2018, the total estimated future annual minimum lease payments under the Company’s non-cancelable building and copier leases for the years ending after December 31, 2018 are as follows:

Years ending December 31:
2019	$182,847
2020	144,234
2021	149,951
2022	1,532
2023	1,404
Total minimum payments	$479,968

5. Stock-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan (2013 Plan), under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan (2004 Plan). A total of 7,200,000 shares of common stock are reserved for issuance under the 2013 Plan. In addition, “returning shares” that may become available from time to time are added back to the plan. “Returning shares” are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2004 Plan, all outstanding stock awards granted under the 2004 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan. As of June 30, 2019, 2,262,592 shares remain available for future grants under the 2013 Plan.

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

Stock Options

Options granted under the 2013 Plan and the 2004 Plan have terms of ten years from the date of grant and generally vest over a three or four year period. The exercise price of all options granted through June 30, 2019 and in 2018, was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of June 30, 2019 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	6,609,647	$4.61
Granted	1,337,000	9.67
Exercised	(1,015,454)	4.04
Cancelled	(105,000)	9.67
Outstanding at June 30, 2019	6,826,193	$5.61
Exercisable at June 30, 2019	5,594,193	$4.72

During the six months ended June 30, 2019 and 2018, 1,015,454 and 125,391 options were exercised, from which the Company received gross proceeds of $4.1 million and $0.4 million, respectively.

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

For the six months ended June 30, 2019, an aggregate of 2,401 shares were issued under the ESPP. As of June 30, 2019, there were 204,477 shares available for future issuance under the ESPP.

Compensation Expense

Stock-based compensation expense for stock option awards and ESPP shares are reflected in total operating expenses for each respective year.

The following table summarizes stock-based compensation expenses for the three and six months ended June 30, 2019 and 2018, respectively:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Research, development and patents	$540,591	$230,511	$1,333,648	$968,025
General and administrative	1,301,923	592,701	3,208,366	2,385,612
Total stock-based compensation expense	$1,842,514	$823,212	$4,542,014	$3,353,637

The Company uses the Black-Scholes valuation model for determining the estimated fair value for stock-based awards granted to employees and stock purchased under the ESPP. The following table provides the assumptions used in the Black-Scholes valuation model used to estimate the fair value of options granted and stock purchased under the ESPP during the six months ended June 30, 2019 and 2018, and to estimate the fair value of performance-based stock options as of June 30, 2019 and 2018.

	Six months ended	Six months ended
	June 30, 2019	June 30, 2018
Stock Option assumptions:
Risk-free interest rate	1.76-2.19%	2.73-2.77%
Expected volatility of common stock	61.9-62.58%	59.76-66.70%
Dividend yield	0.0%	0.0%
Expected term (in years)	5.0-5.3	5.0-5.3

ESPP assumptions:
Risk-free interest rate	2.46%	1.92%
Expected volatility of common stock	72.50%	76.8%
Dividend yield	0.0%	0.0%
Expected term (in years)	0.5	0.5

As of June 30, 2019, there was $3.6 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.56 years, on a straight-line basis.

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

      No shares of common stock were sold under this agreement in the six months ended June 30, 2019 and 2018.

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

Potentially dilutive outstanding securities excluded from diluted net loss per common share due to their anti-dilutive effect totaled 6,826,193 shares and 6,609,647 shares as of June 30, 2019 and 2018, respectively.

8. Subsequent Events

At-The-Market Issuance

On July 2, 2019, the Company sold 149,787 shares of common stock under the ATM Agreement at a weighted average price of $9.63 per share for net proceeds of $1.4 million.

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

We have incurred significant net losses since our inception. As of June 30, 2019, we had an accumulated deficit of $364.7 million and expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development candidates, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

 Revenues and Cost of Revenues

In October 2011, we entered into a collaboration agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, to perform research and development services relating to MN-221 (bedoradrine) in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, we are responsible for all costs to be incurred in the performance of these services. The Company assessed the services in accordance with the authoritative guidance and concluded that the two studies to be performed under the agreement represented two separate performance obligations. The transaction price was allocated among the two studies that were deemed separate performance obligations based on the expected costs to be incurred for each obligation. Revenue is recognized proportional to the total costs expected for each performance obligation as incurred over the service period. The first study was completed in 2013 and the second study has not begun as of June 30, 2019. We expect that the study will be completed after 2019. The amount received from Kissei and allocated, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue and will be recognized as revenue as the remaining performance obligation is satisfied. No revenue was recognized in the three and six months ended June 30, 2019 and 2018, in connection with the collaboration agreement with Kissei.

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

The following table summarizes our research, development and patents expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
External development expense:
MN-221	$5	$16	$14	$24
MN-166	499	715	896	1,065
MN-001	37	66	63	216
MN-029	1	1	1	1
Total external development expense	542	798	974	1,306
R&D personnel expense	791	461	1,866	1,469
R&D facility and depreciation expense	11	12	23	24
Patent expenses	74	65	157	139
Other R&D expense	47	43	79	103
Total research, development and patent expense	$1,465	$1,379	$3,099	$3,041

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

Stock-Based Compensation

We grant options to purchase our common stock to our employees and directors under our 2013 Stock Incentive Plan. Additionally, we have outstanding stock options that were granted under our Amended and Restated 2004 Stock Incentive Plan. Under our 2007 Employee Stock Purchase Plan, full-time employees are permitted to purchase common stock through payroll deductions at the lower of 85% of fair market value at the beginning of the offering period or the end of each six-month offering period. The benefits provided under these plans require stock-based compensation for an award of equity instruments, including stock options and employee stock purchase rights issued to employees, to be recognized as a cost in the consolidated financial statements. The cost of these awards is measured according to the grant date fair value of the stock award and is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. We occasionally issue employee performance-based stock options, the vesting of which is based on a determination made by our board of directors as to the achievement of certain corporate objectives. The grant date of such awards is the date on which our board of directors makes its determination. For periods preceding the grant date, the expenses related to these awards is measured based on their fair value at each reporting date. In the absence of an observable market price for the stock award, the grant date fair value of the award would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate.

Valuation of our stock option grants requires us to estimate certain variables, such as estimated volatility and expected life. If any of our estimations change, such changes could have a significant impact on the amount of stock-based compensation expense that we recognize.

Goodwill and Purchased Intangibles

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets of an acquired business. The allocation of purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered a business or a set of net assets as a portion of the purchase price can only be allocated to goodwill in a business combination. Goodwill and intangible assets deemed to have indefinite lives, such as in-process research and development (“IPR&D”) are not amortized but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets that have finite useful lives require the use of estimates and the exercise of judgment. These judgments can significantly affect our net operating results. As of June 30, 2019, goodwill and IPR&D, were $9.6 million and $4.8 million, respectively.

We periodically re-evaluate the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of our indefinite-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flows in future periods as well as the strategic significance of any intangible assets in our business objectives. If assets are considered impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018

Research, Development and Patents Expenses

Research, development and patents expenses were $1.5 million and $1.4 million for the three months ended June 30, 2019 and 2018, respectively. The increase of $0.1 million was due to higher stock compensation expense for performance-based stock options, offset by lower clinical trial expenses in the three months ended June 30, 2019, compared to the same period in 2018.

General and Administrative

General and administrative expenses were $2.7 million and $2.0 million for the three months ended June 30, 2019 and 2018, respectively. The increase of $0.7 million was primarily due to higher stock compensation expense for performance-based stock options for the three months ended June 30, 2019 compared to the same period in 2018.

Comparison of the six months ended June 30, 2019 and 2018

Research, Development and Patents Expenses

Research, development and patents expenses were $ 3.1 million and $3.0 million for the six months ended June 30, 2019 and 2018, respectively. The increase of $0.1 million was due to higher stock compensation expense for performance-based stock options, offset by lower clinical trial expenses in the six months ended June 30, 2019, compared to the same period in 2018.

General and Administrative

General and administrative expenses were $6.1 million and $5.0 million for the six months ended June 30, 2019 and 2018, respectively. The increase of $1.1 million was primarily due to higher stock compensation expense for performance-based stock options for the six months ended June 30, 2019 compared to the same period in 2018.

Liquidity and Capital Resources

Net cash used in operating activities during the six months ended June 30, 2019 was $4.7 million compared to $5.7 million during the same period in 2018. Net cash used in operating activities primarily reflects the net loss and changes in operating assets and liabilities for those periods, which was partially offset by non-cash stock-based compensation expense.

Net cash used in investing activities was $4,013 during the six months ended June 30, 2019. Net cash provided by investing activities was $0.6 million during the six months ended June 30, 2018, primarily due to the Company’s liquidation of its joint venture company, Zhejiang Sunmy Bio-Medical Co., Ltd.

Net cash provided by financing activities was $4.1 million during the six months ended June 30, 2019 compared to $41.3 million during the same period in 2018. Net cash provided by financing activities during the six months ended June 30, 2019 is primarily due to the exercise of 1,015,454 options to purchase common stock for cash proceeds of $4.1 million. Net cash provided by financing activities during the six months ended June 30, 2018 is primarily due to the public offering of 4,545,928 shares of common stock for net proceeds of $38.5 million and cash proceeds of $2.4 million from the exercise of warrants to purchase 750,000 shares of common stock. Cash proceeds from financing activities are used for working capital and general corporate purposes.

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

No shares of common stock were sold under this agreement in the six months ended June 30, 2019 and 2018.

As of June 30, 2019, we had available cash and cash equivalents of $61.7 million and working capital of $60.5 million. As of the date of this report, we believe we have working capital sufficient to fund operations at least through December 31, 2020. However, we cannot provide assurance that these capital resources will be sufficient to conduct all our research and development programs as planned.

Off-Balance Sheet Arrangements

At June 30, 2019, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

Cash and cash equivalents as of June 30, 2019 were $61.7 million and were primarily invested in money market interest bearing accounts and money market funds. A hypothetical 10% adverse change in the average interest rate on our cash and cash equivalents would have had no material effect on net loss for the three and six months ended June 30, 2019.

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

We are not involved in any material legal proceedings as of June 30, 2019. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed April 25, 2019).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101

The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: July 25, 2019	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D.
President and Chief Executive Officer
(on behalf of the registrant and
as the registrant’s Principal Executive Officer)

	By:	/s/ CARLA REYES
Carla Reyes
Chief Financial Officer
(on behalf of the registrant and
as the registrant’s Principal Financial Officer)