Form 10-Q
period 2019-09-30
MEDICINOVA INC
filed 2019-10-25
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2019

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

As of October 23, 2019, the registrant had 43,841,965 shares of Common Stock ($0.001 par value) outstanding.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Inability to raise additional capital if needed;
•	Inability to generate revenues from product sales to continue business operations;
•	Inability to develop and commercialize our product candidates;
•	Failure or delay in completing clinical trials or obtaining Food and Drug Administration or foreign regulatory approval for our product candidates in a timely manner;
•	Unsuccessful clinical trials stemming from clinical trial designs, failure to enroll a sufficient number of patients, undesirable side effects and other safety concerns;
•	Inability to demonstrate sufficient efficacy of product candidates;
•	Reliance on the success of our MN-166 (ibudilast) and MN-001 (tipelukast) product candidates;
•	Delays in commencement or completion of clinical trials or suspension or termination of clinical trials;
•	Loss of our licensed rights to develop and commercialize a product candidate as a result of the termination of the underlying licensing agreement;
•	Competitors may develop products rendering our product candidates obsolete and noncompetitive;
•	Inability to successfully attract partners and enter into collaborations on acceptable terms;
•	Dependence on third parties to conduct clinical trials and to manufacture product candidates;
•	Dependence on third parties to market and distribute products;
•	Our product candidates, if approved, may not gain market acceptance or obtain adequate coverage for third party reimbursement;
•	Disputes or other developments concerning our intellectual property rights;
•	Actual and anticipated fluctuations in our quarterly or annual operating results;
•	Price and volume fluctuations in the overall stock markets;
•	Litigation or public concern about the safety of our potential products;
•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange;
•	High quality material for our products may become difficult to obtain or expensive;
•	Strict government regulations on our business;
•	Regulations governing the production or marketing of our product candidates;

•	Loss of, or inability to attract, key personnel; and
•	Economic, political, foreign exchange and other risks associated with international operations.

MEDICINOVA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,872,907	$62,313,418
Prepaid expenses and other current assets	401,559	444,942
Total current assets	63,274,466	62,758,360
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Property and equipment, net	38,920	53,134
Other non-current assets	510,431	10,958
Total assets	$78,224,057	$77,222,692
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$230,376	$616,753
Accrued expenses and other liabilities	1,503,287	1,575,161
Total current liabilities	1,733,663	2,191,914
Long-term deferred revenue	1,694,163	1,694,163
Deferred tax liability	201,792	201,792
Other non-current liabilities	243,399	27,211
Total liabilities	3,873,017	4,115,080
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2019 and December 31, 2018; 43,448,604 and 42,081,306 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	43,449	42,081
Additional paid-in capital	441,488,806	429,289,968
Accumulated other comprehensive loss	(92,358)	(93,150)
Accumulated deficit	(367,088,857)	(356,131,287)
Total stockholders’ equity	74,351,040	73,107,612
Total liabilities and stockholders' equity	$78,224,057	$77,222,692

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating expenses:
Research, development and patents	$1,150,815	$2,370,035	$4,250,205	$5,411,335
General and administrative	1,494,750	4,657,679	7,556,740	9,683,242
Total operating expenses	2,645,565	7,027,714	11,806,945	15,094,577
Operating loss	(2,645,565)	(7,027,714)	(11,806,945)	(15,094,577)
Interest income	288,643	268,437	900,462	650,013
Other income (expense)	(21,582)	(20,681)	(51,087)	(22,584)
Net loss applicable to common stockholders	$(2,378,504)	$(6,779,958)	$(10,957,570)	$(14,467,148)
Basic and diluted net loss per common share	$(0.05)	$(0.16)	$(0.26)	$(0.35)
Shares used to compute basic and diluted net loss per common share	43,343,329	41,879,073	42,963,287	40,866,343
Net loss applicable to common stockholders	$(2,378,504)	$(6,779,958)	$(10,957,570)	$(14,467,148)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(782)	(612)	792	1,205
Comprehensive loss	$(2,379,286)	$(6,780,570)	$(10,956,778)	$(14,465,943)

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2019
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2018	42,081,306	$42,081	$429,289,968	$(93,150)	$(356,131,287)	$73,107,612
Share-based compensation	—		2,699,500	—	—	2,699,500
Issuance of shares under an employee stock purchase plan (ESPP)	2,401	2	16,901	—	—	16,903
Issuance of common stock, net of offering costs	—	—	(8,532)	—	—	(8,532)
Issuance of common stock for option exercises	977,454	978	3,919,757	—	—	3,920,735
Net loss	—	—	—	—	(4,697,190)	(4,697,190)
Foreign currency translation adjustments	—	—	—	(1,781)	—	(1,781)
Balance at March 31, 2019	43,061,161	43,061	435,917,594	(94,931)	(360,828,477)	75,037,247
Share-based compensation	—	—	1,842,514	—	—	1,842,514
Issuance of common stock for option exercises	38,000	38	180,332	—	—	180,370
Net loss	—	—	—	—	(3,881,876)	(3,881,876)
Foreign currency translation adjustments	—	—	—	3,355	—	3,355
Balance at June 30, 2019	43,099,161	43,099	437,940,440	(91,576)	(364,710,353)	73,181,610
Share-based compensation	—	—	373,844	—	—	373,844
Issuance of shares under an employee stock purchase plan (ESPP)	1,541	2	10,415	—	—	10,417
Issuance of common stock, net of offering costs	347,902	348	3,164,107	—	—	3,164,455
Net loss	—	—	—	—	(2,378,504)	(2,378,504)
Foreign currency translation adjustments	—	—	—	(782)	—	(782)
Balance at September 30, 2019	43,448,604	$43,449	$441,488,806	$(92,358)	$(367,088,857)	$74,351,040

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2018
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2017	36,452,893	$36,453	$380,156,510	$(94,623)	$(341,456,200)	$38,642,140
Share-based compensation	—	—	2,530,425	—	—	2,530,425
Issuance of shares under an employee stock purchase plan (ESPP)	4,861	5	27,897	—	—	27,902
Issuance of common stock, net of offering costs	4,545,928	4,546	38,494,817	—	—	38,499,363
Issuance of common stock for option exercises	125,391	125	407,071	—	—	407,196
Net loss	—	—	—	—	(4,543,051)	(4,543,051)
Foreign currency translation adjustments	—	—	—	5,832	—	5,832
Balance at March 31, 2018	41,129,073	41,129	421,616,720	(88,791)	(345,999,251)	75,569,807
Share-based compensation	—	—	823,212	—	—	823,212
Issuance of common stock, net of offering costs	—	—	(18,462)	—	—	(18,462)
Exercise of warrants	750,000	750	2,361,750	—	—	2,362,500
Net loss	—	—	—	—	(3,144,139)	(3,144,139)
Foreign currency translation adjustments	—	—	—	(4,015)	—	(4,015)
Balance at June 30, 2018	41,879,073	41,879	424,783,220	(92,806)	(349,143,390)	75,588,903
Share-based compensation	—	—	4,728,260	—	—	4,728,260
Issuance of shares under an employee stock purchase plan (ESPP)	2,233	2	23,105	—	—	23,107
Issuance of common stock, net of offering costs	—	—	(7,929)	—	—	(7,929)
Net loss	—	—	—	—	(6,779,958)	(6,779,958)
Foreign currency translation adjustments	—	—	—	(612)	—	(612)
Balance at September 30, 2018	41,881,306	$41,881	$429,526,656	$(93,418)	$(355,923,348)	$73,551,771

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2019	2018
Operating activities:
Net loss	$(10,957,570)	$(14,467,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	4,915,858	8,081,897
Depreciation and amortization	18,347	19,768
Change in joint venture investment	—	(19,867)
Changes in assets and liabilities:
Prepaid expenses and other assets	(452,515)	(32,494)
Accounts payable, accrued liabilities and other liabilities	(244,725)	(1,052,514)
Net cash used in operating activities	(6,720,605)	(7,470,358)
Investing activities:
Proceeds from dissolution of joint venture	—	636,524
Acquisition of property and equipment	(4,013)	(10,207)
Net cash (used in) provided by investing activities	(4,013)	626,317
Financing activities:
Proceeds from issuance of common stock, exercise of common stock options and warrants, net of issuance costs	7,257,028	41,242,667
Proceeds from issuance of equity awards under ESPP	27,320	51,010
Net cash provided by financing activities	7,284,348	41,293,677
Effect of exchange rate changes on cash and cash equivalents	(241)	987
Net change in cash and cash equivalents	559,489	34,450,623
Cash and cash equivalents, beginning of period	62,313,418	27,991,743
Cash and cash equivalents, end of period	$62,872,907	$62,442,366

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of MediciNova, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

Segment Reporting

The Company operates in a single operating segment – the acquisition and development of small molecule therapeutics for the treatment of serious diseases with unmet medical needs.

Cash and Cash Equivalents

         Cash and cash equivalents consist of cash and other highly liquid investments including money market accounts.

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $1.1 million and $2.3 million for the three months ended September 30, 2019 and 2018, respectively. Research and development costs totaled $4.0 million and $5.2 million for each of the nine months ended September 30, 2019 and 2018, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents on developments in Research, Development and

Patents expenses. Such patent-related expenses totaled $0.1 million for each of the three months ended September 30, 2019 and 2018, respectively and $0.3 million and $0.2 million for each of the nine months ended September 30, 2019 and 2018, respectively.

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

Kissei Pharmaceutical Co., Ltd

In October 2011, the Company entered into a collaboration agreement with Kissei Pharmaceutical Co., Ltd., (“Kissei”), to perform research and development services relating to MN-221 (bedoradrine) in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, the Company is responsible for all costs to be incurred in the performance of these services. The Company assessed the services in accordance with the authoritative guidance and concluded that the two studies to be performed under the agreement represented two separate performance obligations. The transaction price was allocated among the two studies that were deemed separate performance obligations based on the expected costs to be incurred for each obligation. Revenue is recognized proportional to the total costs expected for each performance obligation as incurred over the service period. The first study was completed in 2013 and the timing of the second study is undetermined as of September 30, 2019. The amount received from Kissei and allocated, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue and will be recognized as revenue as the remaining performance obligation is satisfied. No revenue was recognized for the three and nine months ended September 30, 2019 and 2018 in connection with the collaboration agreement with Kissei.

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

Cash and cash equivalents, including money market accounts of $688,865 and $677,594 measured at fair value as of September 30, 2019 and December 31, 2018, respectively, are classified within Level 1 of the fair value hierarchy.

4. Leases

The Company has operating leases primarily for real estate in the United States and Japan. The United States lease is for the Company’s headquarters in San Diego and is for a term of four years and one month with a term date of December 31, 2021. The Company’s lease in Tokyo, Japan was renewed in May 2019 and has a term of two years with an auto-renewal, two-year extension. The real estate operating leases are included in "Other non-current assets" on the Company's balance sheet and represents the Company’s right to use the underlying assets for the lease term. The Company’s obligation to make lease payments are included in "Accrued expenses and other liabilities" and "Other non-current liabilities" on the Company's balance sheet. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of September 30, 2019, total right-of-use assets and operating lease liabilities were approximately $0.4 million and $0.5 million, respectively. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expenses. The Company’s finance lease was deemed immaterial to the consolidated financial statements.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's right-of-use assets and related lease liabilities are as follows:

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019

Cash paid for operating lease liabilities	$59,491	$170,056
Operating lease costs	58,934	168,385
Right-of-use assets obtained in exchange for new operating lease obligations	31,877	534,605

Maturities of operating lease liabilities as of September 30, 2019 were as follows:
2019	$59,947
2020	243,917
2021	190,592
494,456
Less imputed interest	(43,903)
Total lease liabilities	$450,553

Current operating lease liabilities	$211,246
Non-current operating lease liabilities	239,307
Total operating lease liabilities	$450,553

Weighted-average remaining lease term	2.05
Discount rate	8.8%

As of December 31, 2018, the total estimated future annual minimum lease payments under the Company’s non-cancelable building and copier leases for the years ending after December 31, 2018 are as follows:

Years ending December 31:
2019	$182,847
2020	144,234
2021	149,951
2022	1,532
2023	1,404
Total minimum payments	$479,968

5. Stock-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan (2013 Plan), under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan (2004 Plan). A total of 7,200,000 shares of common stock are reserved for issuance under the 2013 Plan. In addition, “returning shares” that may become available from time to time are added back to the plan. “Returning shares” are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2004 Plan, all outstanding stock awards granted under the 2004 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan. As of September 30, 2019, 2,284,292 shares remain available for future grants under the 2013 Plan.

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

Stock Options

Options granted under the 2013 Plan and the 2004 Plan have terms of ten years from the date of grant and generally vest over a three or four year period. The exercise price of all options granted through September 30, 2019 and in 2018, was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of September 30, 2019 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	6,609,647	$4.61
Granted	1,337,000	9.67
Exercised	(1,015,454)	4.04
Cancelled	(126,700)	8.84
Outstanding at September 30, 2019	6,804,493	$5.61
Exercisable at September 30, 2019	5,587,493	$4.73

During the nine months ended September 30, 2019 and 2018, 1,015,454 and 125,391 options were exercised, from which the Company received gross proceeds of $4.1 million and $0.4 million, respectively.

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

For the nine months ended September 30, 2019, an aggregate of 3,942 shares were issued under the ESPP. As of September 30, 2019, there were 202,936 shares available for future issuance under the ESPP.

Compensation Expense

Stock-based compensation expense for stock option awards and ESPP shares are reflected in total operating expenses for each respective year.

The following table summarizes stock-based compensation expenses for the three and nine months ended September 30, 2018, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Research, development and patents	$91,089	$1,380,311	$1,424,737	$2,348,337
General and administrative	282,755	3,347,949	3,491,121	5,733,560
Total stock-based compensation expense	$373,844	$4,728,260	$4,915,858	$8,081,897

The Company uses the Black-Scholes valuation model for determining the estimated fair value for stock-based awards granted to employees and stock purchased under the ESPP. The following table provides the assumptions used in the Black-Scholes valuation model used to estimate the fair value of options granted and stock purchased under the ESPP during the nine months ended September 30, 2019 and 2018, and to estimate the fair value of performance-based stock options as of September 30, 2019 and 2018.

	Nine months ended
	September 30, 2019	September 30, 2018
Stock Option assumptions:
Risk-free interest rate	1.55 - 2.19%	2.77 - 2.94%
Expected volatility of common stock	60.64 - 61.9%	60.82 - 66.70%
Dividend yield	0.0%	0.0%
Expected term (in years)	4.8 - 5.3	4.8 - 5.3
ESPP assumptions:
Risk-free interest rate	1.83%	1.92%
Expected volatility of common stock	59.70%	76.8%
Dividend yield	0.0%	0.0%
Expected term (in years)	0.5	0.5

As of September 30, 2019, there was $1.5 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.3 years, on a straight-line basis.

6. Stockholders’ Equity

At-The-Market Issuance Sales Agreements

On May 22, 2015, the Company entered into an at-the-market issuance sales agreement (the “2015 ATM Agreement”) with MLV & Co. LLC (MLV), pursuant to which the Company may sell common stock through MLV from time to time up to an aggregate offering price of $30.0 million. Sales of the Company’s common stock through MLV, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NASDAQ, on any other existing trading market for the common stock or to or through a market maker. MLV may also sell the common stock in privately negotiated transactions, subject to the Company’s prior approval. The Company agreed to pay MLV an aggregate commission rate of up to 4.0% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock will depend on the number of shares of common stock sold to MLV and the per share purchase price of each transaction.

The Company is not obligated to make any sales of common stock under the sales agreement and may terminate the sales agreement at any time upon written notice. On September 16, 2016, the Company amended the original sales agreement with MLV to also include FBR Capital Markets & Co. as a sales agent. The 2015 ATM Agreement was terminated on August 23, 2019.

On August 23, 2019, the Company entered into an at market issuance sales agreement (the “2019 ATM Agreement”) with B. Riley FBR, Inc. (B. Riley FBR) pursuant to which the Company may sell common stock through B. Riley FBR from time to time up to an aggregate offering price of $75.0 million. Sales of the Company’s common stock through B. Riley FBR, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NASDAQ, on any other existing trading market for the common stock or through a market maker. B. Riley FBR may also sell the common stock in privately negotiated transactions, subject to the Company’s prior approval. The Company agreed to pay B. Riley FBR an aggregate commission rate of up to 3.5% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock will depend on the number of shares of common stock sold to B. Riley FBR and the per share purchase price of each transaction.

 For the nine months ended September 30, 2019, the Company generated net proceeds of $2.8 million and $0.4 million under the 2015 ATM Agreement and 2019 ATM Agreement respectively, on sales of 347,902 shares of the Company’s common stock at a weighted average price of $9.51 per share. No shares of common stock were sold under the 2015 ATM Agreement in the nine months ended September 30, 2018.

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

Potentially dilutive outstanding securities excluded from diluted net loss per common share due to their anti-dilutive effect totaled 6,804,493 shares and 6,609,647 shares as of September 30, 2019 and 2018, respectively.

8. Subsequent Events

At Market Issuance

Subsequent to September 30, 2019, the Company sold 393,361 shares of common stock under the 2019 ATM Agreement at a weighted average price of $7.38 per share for net proceeds of $2.8 million.

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

We have incurred significant net losses since our inception. As of September 30, 2019, we had an accumulated deficit of $367.1 million and expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development candidates, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

 Revenues and Cost of Revenues

In October 2011, we entered into a collaboration agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, to perform research and development services relating to MN-221 (bedoradrine) in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, we are responsible for all costs to be incurred in the performance of these services. The Company assessed the services in accordance with the authoritative guidance and concluded that the two studies to be performed under the agreement represented two separate performance obligations. The transaction price was allocated among the two studies that were deemed separate performance obligations based on the expected costs to be incurred for each obligation. Revenue is recognized proportional to the total costs expected for each performance obligation as incurred over the service period. The first study was completed in 2013 and the second study has not begun as of September 30, 2019. We expect that the study will be completed after 2019. The amount received from Kissei and allocated, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue and will be recognized as revenue as the remaining performance obligation is satisfied. No revenue was recognized in the three and nine months ended September 30, 2019 and 2018, in connection with the collaboration agreement with Kissei.

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

The following table summarizes our research, development and patents expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
External development expense:
MN-221	$4	$5	$18	$29
MN-166	563	624	1,459	1,689
MN-001	46	35	109	251
MN-029	1	1	2	2
Total external development expense	614	665	1,588	1,971
R&D personnel expense	347	1,612	2,213	3,081
R&D facility and depreciation expense	12	11	35	35
Patent expenses	102	52	259	191
Other R&D expense	76	30	155	133
Total research, development and patent expense	$1,151	$2,370	$4,250	$5,411

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

Goodwill and Purchased Intangibles

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets of an acquired business. The allocation of purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered a business or a set of net assets as a portion of the purchase price can only be allocated to goodwill in a business combination. Goodwill and intangible assets deemed to have indefinite lives, such as in-process research and development (“IPR&D”) are not amortized but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets that have finite useful lives require the use of estimates and the exercise of judgment. These judgments can significantly affect our net operating results. As of September 30, 2019, goodwill and IPR&D, were $9.6 million and $4.8 million, respectively.

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

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018

Research, Development and Patents Expenses

Research, development and patents expenses were $1.2 million and $2.4 million for the three months ended September 30, 2019 and 2018, respectively. The decrease of $1.2 million was due to lower stock compensation expense for performance-based stock options resulting from a decrease in our stock price.

General and Administrative

General and administrative expenses were $1.5 million and $4.7 million for the three months ended September 30, 2019 and 2018, respectively. The decrease of $3.2 million was primarily due to lower stock compensation expense for performance-based stock options resulting from a decrease in our stock price.

Comparison of the nine months ended September 30, 2019 and 2018

Research, Development and Patents Expenses

Research, development and patents expenses were $4.3 million and $5.4 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease of $1.1 million was due to lower stock compensation expense for performance-based stock options resulting from a decrease in our stock price.

General and Administrative

General and administrative expenses were $7.6 million and $9.7 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease of $2.1 million was primarily due to lower stock compensation expense for performance-based stock options resulting from a decrease in our stock price.

Liquidity and Capital Resources

Net cash used in operating activities during the nine months ended September 30, 2019 was $6.7 million compared to $7.5 million during the same period in 2018. Net cash used in operating activities primarily reflects the net loss and changes in operating assets and liabilities for those periods, which was partially offset by non-cash stock-based compensation expense.

Net cash used in investing activities was $4,013 during the nine months ended September 30, 2019, 2019. Net cash provided by investing activities was $0.6 million during the nine months ended September 30, 2018, resulting primarily from the liquidation of the joint venture company, Zhejiang Sunmy Bio-Medical Co., Ltd.

Net cash provided by financing activities was $7.3 million during the nine months ended September 30, 2019 compared to $41.3 million during the same period in 2018. Net cash provided by financing activities during the nine months ended September 30, 2019 is primarily due to the exercise of 1,015,454 options to purchase common stock for cash proceeds of $4.1 million as well as the sale of 347,902 shares of common stock under the 2015 ATM Agreement and 2019 ATM Agreement for net proceeds of $3.2 million. Net cash provided by financing activities during the nine months ended September 30, 2018 is due to the public offering of 4,545,928 shares of common stock for net proceeds of approximately $38.5 million as well as cash proceeds of $2.4 million from the exercise of warrants to purchase 750,000 shares of common stock. Cash proceeds from financing activities are used for working capital and general corporate purposes.

On May 22, 2015, we entered into an at-the-market issuance sales agreement (the “2015 ATM Agreement”) with MLV & Co. LLC (MLV), pursuant to which we may sell common stock through MLV from time to time up to an aggregate offering price of $30.0 million. Sales of our common stock through MLV, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NASDAQ, on any other existing trading market for the common stock or to or through a market maker. MLV may also sell the common stock in privately negotiated transactions, subject to our prior approval. We agreed to pay MLV an aggregate commission rate of up to 4.0% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock will depend on the number of shares of common stock sold to MLV and the per share purchase price of each transaction. We are not obligated to make any sales of common stock under the sales agreement and may terminate the sales agreement at any time upon written notice. On September 16, 2016, we amended the 2015 ATM agreement to also include FBR Capital Markets & Co. as a sales agent. The 2015 ATM Agreement was terminated on August 23, 2019.

On August 23, 2019, we entered into an at market issuance sales agreement (the “2019 ATM Agreement”) with B. Riley FBR, Inc. (B. Riley FBR) pursuant to which we may sell common stock through B. Riley FBR from time to time up to an aggregate offering price of $75.0 million. Sales of our common stock through B. Riley FBR, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NASDAQ, on any other existing trading market for the common stock or through a market maker. B. Riley FBR may also sell the common stock in privately negotiated transactions, subject to our prior approval. We agreed to pay B. Riley FBR an aggregate commission rate of up to 3.5% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock will depend on the number of shares of common stock sold to B. Riley FBR and the per share purchase price of each transaction.

 For the nine months ended September 30, 2019, we generated net proceeds of $2.8 million and $0.4 million under the 2015 ATM Agreement and 2019 ATM Agreement respectively, on sales of 347,902 shares of our common stock at a weighted average price of $9.51 per share. No shares of common stock were sold under the 2015 ATM Agreement in the nine months ended September 30, 2018.

As of September 30, 2019, we had available cash and cash equivalents of $62.9 million and working capital of $61.5 million. As of the date of this report, we believe we have working capital sufficient to fund operations at least through December 31, 2020. However, we cannot provide assurance that these capital resources will be sufficient to conduct all our research and development programs as planned.

Off-Balance Sheet Arrangements

At September 30, 2019, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

Cash and cash equivalents as of September 30, 2019 were $62.9 million and were primarily invested in money market interest bearing accounts and money market funds. A hypothetical 10% adverse change in the average interest rate on our cash and cash equivalents would have had no material effect on net loss for the three and nine months ended September 30, 2019.

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

We are not involved in any material legal proceedings as of September 30, 2019. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

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

10.1

At Market Issuance Sales Agreement, dated August 23, 2019, by and between MediciNova, Inc. and B. Riley FBR, Inc.  (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 23, 2019).

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

101

The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: October 24, 2019	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D.
President and Chief Executive Officer
(on behalf of the registrant and
as the registrant’s Principal Executive Officer)

	By:	/s/ CARLA REYES
Carla Reyes
Chief Financial Officer
(on behalf of the registrant and
as the registrant’s Principal Financial Officer)