Form 10-K
period 2019-12-31
MEDICINOVA INC
filed 2020-02-13
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.           to

Commission file number: 001-33185

MEDICINOVA, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0927979
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4275 Executive Square, Suite 300, La Jolla, CA	92037
(Address of Principal Executive Offices)	(Zip Code)

(858) 373-1500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	MNOV	The NASDAQ Stock Market LLC

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $392,964,130 based on the closing price of the registrant’s common stock on the NASDAQ Global Market of $9.63 per share on June 28, 2019. Shares of common stock held by each executive officer and director and each affiliated entity has been excluded from this calculation. This determination of affiliate status may not be conclusive for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 12, 2020 was 43,956,020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

ii

MEDICINOVA, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2019

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

We partnered with investigators on a Phase 2b clinical trial of MN-166 (ibudilast) in primary progressive and secondary progressive MS which was conducted by NeuroNEXT and funded by the National Institute of Health’s (NIH) National Institute of Neurological Diseases and Stroke (NINDS). This progressive MS trial, known as SPRINT-MS, completed randomization of 255 subjects in 2015, which exceeded the goal of 250 subjects that were planned for participation. In October 2017, we announced the presentation of positive top-line results from the SPRINT-MS Phase 2b clinical trial of MN-166 (ibudilast) in progressive MS. The trial achieved both primary endpoints of whole brain atrophy and safety and tolerability. MN-166 (ibudilast) demonstrated a statistically significant 48% reduction in the rate of progression of whole brain atrophy compared to placebo (p=0.04) as measured by MRI analysis using brain parenchymal fraction (BPF) and there was not an increased rate of serious adverse events in the MN-166 (ibudilast) group compared to the placebo group. In February 2018, we announced the presentation of positive clinical efficacy trends from this trial regarding the important secondary endpoint of confirmed disability progression. MN-166 (ibudilast) demonstrated a 26% reduction in the risk of confirmed disability progression compared to placebo (hazard ratio = 0.74), as measured by EDSS (Expanded Disability Status Scale). Results of the SPRINT-MS Phase 2b clinical trial of MN-166 (ibudilast) in progressive MS were published in the New England Journal of Medicine in August 2018. In April 2019, we announced results from a subgroup analysis of the SPRINT-MS Phase 2b trial of MN-166 (ibudilast) in progressive MS which showed that the trends for reduction in the risk of confirmed disability progression were highest for the subgroup of subjects with Secondary Progressive MS without Relapse, in which MN-166 (ibudilast) demonstrated a 46% risk reduction compared to placebo. Additional data from the completed SPRINT-MS Phase 2b trial of MN-166 (ibudilast) in progressive MS was presented in May 2019 at the American Academy of Neurology (AAN) 71st Annual Meeting in Philadelphia, Pennsylvania.

The United States Food and Drug Administration (FDA) has granted Fast Track designation for the development of MN-166 (ibudilast) for the treatment of patients with progressive MS.

Amyotrophic Lateral Sclerosis (ALS):

We initiated a clinical trial of MN-166 (ibudilast) in amyotrophic lateral sclerosis (ALS) in the second half of 2014, and this trial was completed during the second half of 2017. In December 2017, we announced positive top-line results from this trial. The trial achieved the primary endpoint of safety and tolerability. In addition, there was a higher rate of responders on the Amyotrophic Lateral Sclerosis Functional Rating Scale-Revised (ALSFRS-R) total score in the MN-166 (ibudilast) group compared to the placebo group. The Amyotrophic Lateral Sclerosis Functional Rating Scale-Revised (ALSFRS-R) total score measures the functional activity of an ALS subject. In July 2018, we announced data from ad-hoc subgroup analyses in ALS subjects who had either bulbar onset or upper limb onset. In September 2018, we received feedback from the FDA regarding our clinical development plan for MN-166 (ibudilast) in ALS. In January 2019, we received a Notice of Allowance from the U.S. Patent and Trademark Office for a pending patent application which covers the combination of MN-166 (ibudilast) and riluzole for the treatment of ALS and other neurodegenerative diseases. In April 2019, we announced that the FDA completed its review of the protocol and determined that we may proceed with a Phase 2b/3 clinical trial of MN-166 (ibudilast) in ALS. In June 2019, we announced that a kick-off meeting for the Phase 2b/3 clinical trial of MN-166 (ibudilast) in ALS was held at our headquarters in La Jolla, California. In December 2019, we announced that additional analyses of the completed clinical trial of MN-166 (ibudilast) in ALS was presented at the 30th International Symposium on ALS/MND (amyotrophic lateral sclerosis/motor neurone disease) in Perth, Australia.

The FDA has granted Fast Track designation to MN-166 (ibudilast) for the treatment of ALS as well as Orphan-Drug designation for the treatment of ALS, which will provide seven years of marketing exclusivity if it is approved for ALS. The European Commission also granted Orphan Medicinal Product Designation for MN-166 (ibudilast) for the treatment of ALS.

Substance Dependence and Addiction:

In the area of addiction, the National Institute on Drug Abuse (NIDA) funded a Phase 2 clinical trial of MN-166 (ibudilast) for the treatment of methamphetamine addiction. In collaboration with the University of California, Los Angeles (UCLA), this clinical trial commenced in 2013 and enrollment was completed in September 2017. In March 2018, we announced that this trial did not meet the primary endpoint of methamphetamine abstinence confirmed via urine drug screens during the final two weeks of treatment. In November 2017, we announced a collaboration with Oregon Health & Science University to initiate a biomarker study for evaluating MN-166 (ibudilast) in methamphetamine use disorder and this trial is ongoing.

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

Chemotherapy-Induced Peripheral Neuropathy: In March 2018, we announced plans to initiate a clinical trial to evaluate MN-166 (ibudilast) in chemotherapy-induced peripheral neuropathy, which is funded by the University of Sydney Concord Cancer Centre in Australia, and this trial is ongoing.

Degenerative Cervical Myelopathy: In August 2018, we announced plans to initiate a clinical trial of MN-166 (ibudilast) in degenerative cervical myelopathy (DCM) in collaboration with the University of Cambridge. The trial is funded by a grant from the National Institute for Health Research (NIHR) in the United Kingdom (UK). In May 2019, we announced our participation at the Kick-off Meeting for the Phase 3 clinical trial in DCM, “REgeneration in CErvical DEgenerative Myelopathy (RECEDE Myelopathy)” in collaboration with University of Cambridge researchers.

Glioblastoma: We have initiated clinical development to evaluate MN-166 (ibudilast) for the treatment of glioblastoma. In June 2017, we announced positive results from an animal model study that examined the potential clinical efficacy of MN-166 (ibudilast) for the treatment of glioblastoma. These results were presented at the 2017 American Society of Clinical Oncology (ASCO) Annual Meeting. In May 2018, we announced that the

Investigational New Drug Application (IND) for MN-166 (ibudilast) for treatment of glioblastoma was accepted and opened with the FDA. In October 2018, we announced that the FDA granted orphan-drug designation to MN-166 (ibudilast) as adjunctive therapy to temozolomide for the treatment of glioblastoma. In January 2019, we announced the initiation of enrollment in a clinical trial of MN-166 (ibudilast) in combination with temozolomide (TMZ, Temodar‑®) for the treatment of recurrent glioblastoma at the Dana-Farber Cancer Institute in Boston. In February 2019, we announced that Scientific Reports published results from the animal model study evaluating MN-166 (ibudilast) in glioblastoma.

MN-001 (tipelukast) is currently in development for fibrotic diseases as described below.

Nonalcoholic Steatohepatitis (NASH) and Nonalcoholic Fatty Liver Disease (NAFLD): We announced positive results of MN-001 (tipelukast) in two different NASH mouse models in 2014 and we opened the IND (Investigational New Drug) application for MN-001 (tipelukast) for the treatment of NASH with the FDA in 2015. The FDA subsequently granted Fast Track designation to MN-001 (tipelukast) for the treatment of patients with NASH with fibrosis. We then initiated a clinical trial to investigate MN-001 (tipelukast) for the treatment of hypertriglyceridemia in NASH and NAFLD patients. In April 2018, we announced that we would terminate this trial early after positive results from an interim analysis in which MN-001 (tipelukast) significantly reduced mean serum triglycerides, a primary endpoint. This data was presented at the International Liver Congress 2018, the 53rd annual meeting of the European Association for the Study of the Liver (EASL) in Paris, France in April 2018.

Idiopathic Pulmonary Fibrosis (IPF): In 2014, we announced positive results of MN-001 (tipelukast) in a mouse model of pulmonary fibrosis. The FDA subsequently granted Orphan-Drug designation to MN-001 (tipelukast) for treatment of IPF which will provide seven years of marketing exclusivity if MN-001 (tipelukast) is approved for IPF. The FDA granted Fast Track designation to MN-001 (tipelukast) for the treatment of patients with IPF in September 2015. We then initiated a Phase 2 clinical trial of MN-001 (tipelukast) to treat IPF and this trial is currently ongoing.

We completed a Phase 2 clinical trial of MN-221 (bedoradrine) for the treatment of acute exacerbations of asthma treated in the emergency room and conducted an End-of-Phase 2 meeting with the FDA in October 2012. In that meeting, the FDA identified the risk/benefit profile of MN-221 (bedoradrine) as a focal point for further development and advised that a clinical outcome, such as a reduction in hospitalizations, would need to be a pivotal trial primary endpoint. We believe the appropriate clinical development for MN-221 (bedoradrine) would involve conducting dose regimen and acute exacerbations of asthma trial design optimization studies prior to commencing pivotal trials. We are working to identify a partner for financial support before further clinical development is commenced.

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

We intend to advance our diverse MN-166 (ibudilast) program through a combination of investigator-sponsored clinical trials, trials funded through government grants or other grants, and trials funded by us. In addition to providing drug supply and regulatory support, we have funded portions of some of the consortium-sponsored trials. For example, we contributed financially to the Secondary and Primary Progressive Ibudilast NeuroNEXT Trial in Multiple Sclerosis (SPRINT-MS) Phase 2b clinical trial of MN-166 (ibudilast) for the treatment of progressive MS, which was primarily funded by the NIH. In addition, we contributed financially to the clinical trials of MN-166 (ibudilast) that enrolled ALS patients. We intend to pursue additional strategic alliances to help support further clinical development of MN-166 (ibudilast).

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

We develop and maintain relationships with pharmaceutical companies that are therapeutic category leaders. Upon completion of proof-of-concept Phase 2 clinical trials, we intend to discuss strategic alliances with leading pharmaceutical companies who seek late-stage product candidates, such as MN-166 (ibudilast), MN-001 (tipelukast), MN-221 (bedoradrine) and MN-029 (denibulin), which could support further clinical development and product commercialization.

Our Product Candidates and Programs

Our product development programs address diseases that we believe are not well served by currently available therapies and represent significant commercial opportunities. We believe that we have product candidates that offer innovative therapeutic approaches that may provide significant advantages relative to current therapies.

Our product acquisitions have focused primarily on product candidates with significant preclinical and early clinical testing data that have been developed by the licensors outside of the United States. We utilize the existing data in preparing IND Applications or their foreign equivalents, and in designing and implementing additional preclinical or clinical trials to advance the development programs in the United States or abroad.

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

The FDA has granted Orphan-Drug designation to MN-166 (ibudilast) for the treatment of ALS, which will provide seven years of marketing exclusivity if it is approved for ALS in the U.S. The European Commission also granted Orphan Medicinal Product Designation for MN-166 (ibudilast) for the treatment of ALS which offers potential benefits including ten years of marketing exclusivity if it is approved for ALS in Europe. The FDA has also granted Orphan-Drug designation to MN-166 (ibudilast) as adjunctive therapy to temozolomide for the treatment of glioblastoma.

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

Primary and Secondary Progressive Multiple Sclerosis: MS is a complex disease with predominantly unknown etiology and affects approximately 2.3 million people worldwide, according to the National Multiple Sclerosis Society, or NMSS. Also, according to NMSS, approximately 85 percent of people with MS are initially diagnosed with relapsing-remitting MS, or RRMS, and most people who are initially diagnosed with RRMS will eventually transition to secondary progressive MS, or SPMS. About 15 percent of people with MS are diagnosed with primary progressive MS, or PPMS. There is only one approved drug for PPMS and it is administered by intravenous infusion. Although two drugs were approved in March 2019 for SPMS with relapses, there are no approved drugs generally considered safe and efficacious for SPMS in the absence of relapses. There is a significant medical need for a safe, effective, and conveniently administered therapy for patients with PPMS and SPMS and the unmet medical need is highest in patients with SPMS without relapses. MN-166 (ibudilast) may meet these needs.

Based on promising results from a Phase 2 trial in relapsing MS completed in 2008, investigators from NeuroNEXT, a NIH-funded Phase 2 clinical trial network, evaluated MN-166 (ibudilast) in PPMS and SPMS patients in the United States. SPRINT-MS is the name of the Phase 2b, randomized, double-blind, placebo-controlled trial that evaluated the safety and tolerability of MN-166 (ibudilast) (up to 100 mg/day) in PPMS and SPMS patients. Recruitment and enrollment at 28 medical centers in the United States commenced in late 2013 and randomization of 255 subjects was completed in June 2015. In October 2017, we announced the presentation of positive top-line results from the SPRINT-MS Phase 2b clinical trial of MN-166 (ibudilast) in progressive MS. The trial achieved both primary endpoints of whole brain atrophy and safety and tolerability. MN-166 (ibudilast) demonstrated a statistically significant 48% reduction in the rate of progression of whole brain atrophy compared to placebo (p=0.04) as measured by MRI analysis using brain parenchymal fraction (BPF) and there was not an increased rate of serious adverse events in the MN-166 (ibudilast) group compared to the placebo group. In February 2018, we announced the presentation of positive clinical efficacy trends from this trial regarding the important secondary endpoint of confirmed disability progression. MN-166 (ibudilast) demonstrated a 26% reduction in the risk of confirmed disability progression compared to placebo (hazard ratio = 0.74), as measured by EDSS (Expanded Disability Status Scale). Results of the SPRINT-MS Phase 2b clinical trial of MN-166 (ibudilast) in progressive MS were published in the New England Journal of Medicine in August 2018. In April 2019, we announced results from a subgroup analysis of the SPRINT-MS Phase 2b trial of MN-166 (ibudilast) in progressive MS. The purpose of the subgroup analysis was to provide information about which types of progressive MS subjects responded best to MN-166 (ibudilast) treatment in terms of the clinically significant endpoint of the risk of confirmed disability progression compared to placebo, as measured by EDSS. The trends for reduction in the risk of confirmed disability progression were highest for the subgroup of subjects with Secondary Progressive MS without Relapse, in which MN-166 (ibudilast) demonstrated a 46% risk reduction compared to placebo as indicated by the hazard ratio of 0.538. Additional data from the completed SPRINT-MS Phase 2b trial of MN-166 (ibudilast) in progressive MS was presented in May 2019 at the American Academy of Neurology (AAN) 71st Annual Meeting in Philadelphia, Pennsylvania. We were granted Fast Track designation from the FDA for MN-166 (ibudilast) for the treatment of progressive MS in 2016.

Amyotrophic Lateral Sclerosis (ALS): ALS, also known as Lou Gehrig’s disease, is a progressive neurodegenerative disease that affects nerve cells in the brain and the spinal cord. The nerves lose the ability to trigger specific muscles, which causes the muscles to become weak. As a result, ALS affects voluntary movement and patients in the later stages of the disease may become totally paralyzed. Average life expectancy of an ALS patient is three years from diagnosis. According to the ALS Association, there are approximately 16,000 ALS patients in the United States and approximately 5,000 people in the United States are diagnosed with ALS each year.

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

In December 2017, we announced positive top-line results from the ALS trial at Carolinas Neuromuscular/ALS-MDA Center. The trial achieved the primary endpoint of safety and tolerability. In addition, there was a higher rate of responders on the ALSFRS-R total score in the MN-166 (ibudilast) group compared to the placebo group. The Amyotrophic Lateral Sclerosis Functional Rating Scale-Revised (ALSFRS-R) total score measures the functional activity of an ALS subject. There was also a higher rate of responders on the ALSAQ-5 score in the MN-166 (ibudilast) group compared to the placebo group. The Amyotrophic Lateral Sclerosis Assessment Questionnaire (ALSAQ-5) score measures the physical mobility, activities of daily living and independence, eating and drinking, communication, and emotional functioning of an ALS subject. In July 2018, we announced data from ad-hoc subgroup analyses in subjects who had either bulbar onset or upper limb onset in the ALS trial at Carolinas Neuromuscular/ALS-MDA Center. In September 2018, we received feedback from the FDA regarding our clinical development plan for MN-166 (ibudilast) in ALS. In April 2019, we announced that the FDA completed its review of the protocol and determined that we may proceed with a Phase 2b/3 clinical trial of MN-166 (ibudilast) in ALS. In June 2019, we announced that a kick-off meeting for the Phase 2b/3 clinical trial of MN-166 (ibudilast) in ALS was held our headquarters in La Jolla, California. In December 2019, we announced that additional analyses of the completed clinical trial of MN-166 (ibudilast) in ALS was presented at the 30th International Symposium on ALS/MND (amyotrophic lateral sclerosis/motor neurone disease) in Perth, Australia. These analyses evaluated the potential background factors of patients’ characteristics that could reasonably predict both ALS disease progression and treatment efficacy. The results of these analyses indicate that the efficacy of MN-166 (ibudilast) is expected to be more robust in patients with a short ALS history. We have incorporated the conclusions from these analyses into the design of our Phase 2b/3 clinical trial.

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

In February 2016, we entered into an agreement to collaborate with Massachusetts General Hospital (MGH) to study the effects of MN-166 (ibudilast) on reducing brain microglial activation in ALS subjects measured by a positron emission tomography (PET) biomarker. Results of this clinical trial, which we refer to as the ALS / Biomarker study, were presented at the 30th International Symposium on ALS/MND (amyotrophic lateral sclerosis/motor neurone disease) in Perth, Australia in December 2019. In this small study, there was no detectable effect on PBR28-PET uptake or serum NFl but there was a significant reduction in serum MIF, a marker of neuroinflammation. However, because of the open-label design of this study, there was no placebo group to compare with the MN-166 (ibudilast) group, so it is not possible to draw any definitive conclusions from this study.

Methamphetamine Addiction: Methamphetamine is a central nervous system stimulant drug that is similar in structure to amphetamine. It is a Schedule II drug, meaning that it has high abuse potential and low therapeutic potential. According to the Substance Abuse and Mental Health Services Administration’s (SAMHSA) 2018 National Survey on Drug Use and Health, there are approximately 1.1 million people aged 12 or older with methamphetamine use disorder (includes those with dependence or abuse) in the United States. According to the Rand Corporation, the estimate of the economic burden in the United States of methamphetamine use, based on the most recent year for which data are available, is approximately $23.4 billion. Currently, there is no pharmaceutical treatment approved for methamphetamine dependence. Based on non-clinical results of the effects of MN-166 (ibudilast) in an animal model of methamphetamine relapse, investigators at UCLA conducted a Phase 1b clinical trial funded by NIDA to examine the safety and preliminary efficacy of MN-166 (ibudilast) in non-treatment-seeking, methamphetamine-dependent users in an inpatient trial that was completed in 2012. Subsequently, UCLA investigators received NIDA grant funding for a Phase 2 clinical trial to evaluate MN-166 (ibudilast) in methamphetamine-dependent users in an outpatient trial setting that commenced in 2013. In March 2018, we announced that this trial did not meet the primary endpoint of methamphetamine abstinence confirmed via urine drug screens during the final two weeks of treatment. In November 2017, we announced a collaboration with Oregon Health & Science University to initiate a biomarker study to evaluate MN-166 (ibudilast) in methamphetamine use disorder and this study is ongoing. We were granted Fast Track designation from the FDA for MN-166 (ibudilast) for the treatment of methamphetamine dependence in 2013.

Opioid Withdrawal and Dependency: According to the SAMHSA’s 2018 National Survey on Drug Use and Health, there are approximately 1.7 million people aged 12 or older with pain reliever use disorder (includes those with dependence or abuse) and approximately 526,000 people aged 12 or older with heroin use disorder (includes those with dependence or abuse) in the United States. Access to prescription opioids has recently become more difficult due to more stringent policies on prescribing opioids. An unintended consequence of this policy is increased use of heroin. Heroin is attractive to prescription opioid addicts because it is less expensive and more accessible than prescription opioids. Heroin poses serious health issues, such as risk of HIV and Hepatitis C infection, overdose and death (Knopf, 2012). There is an urgent, significant unmet medical need for a safe, effective non-addictive, non-opioid therapy for the treatment of prescription opioid and heroin addiction. Investigators at Columbia University and NYSPI previously completed a NIDA-funded, randomized, double-blind, placebo-controlled in-unit Phase 1b/2a clinical trial to evaluate the ability of MN-166 (ibudilast) to reduce opioid withdrawal symptoms in humans. Subsequently, investigators at Columbia University and NYSPI conducted a NIDA-funded Phase 2a clinical trial of MN-166 (ibudilast) for the treatment of prescription opioid or heroin dependence. In March 2016, we announced that positive findings from the results of this completed study in opioid dependence were presented at the Behavior, Biology and Chemistry: Translational Research in Addiction Meeting.

Alcohol Addiction: According to SAMHSA’s 2018 National Survey on Drug Use and Health, there are approximately 14.8 million people aged 12 or older in the United States with alcohol use disorder (includes those with dependence or abuse). The Centers for Disease Control and Prevention (CDC) has reported that excessive alcohol use costs the United States $249 billion per year. Medicines that have been approved by the FDA to treat alcohol dependence include Antabuse®, Vivitrol®, Campral® and Revia®. However, the search for a safe and effective drug remains elusive due to limited success of these FDA-approved compounds (Witkiewitz et al., 2012). In a non-clinical trial (Bell et al., 2013), MN-166 (ibudilast) was examined in rats and mice and was found to reduce alcohol drinking in alcohol-preferring P rats and high-alcohol drinking (HAD1) rats by 50%, and in mice made dependent on alcohol at doses which had no effect on non-dependent mice. Investigators at UCLA received funding from the NIAAA to conduct a study to evaluate MN-166 (ibudilast) in a randomized, double-blind, placebo-controlled within-subject crossover design to determine the safety, tolerability and initial human laboratory efficacy of MN-166 (ibudilast) in a sample of 24 non-treatment seeking individuals with either alcohol abuse or dependence. The study was initiated in early 2014 and completed enrollment of 24 subjects in June 2015. Results of the alcohol dependence study were presented at the American College of Neuropsychopharmacology (ACNP)’s 54th Annual Meeting in December 2015. MN-166 (ibudilast), but not placebo, significantly decreased basal, daily alcohol craving over the course of the study (p<0.05). MN-166 (ibudilast) did not affect cue- and stress-induced alcohol craving. However, MN-166 (ibudilast) increased positive mood during both the cue reactivity and stress procedures. MN-166 (ibudilast) was safe and well-tolerated during the study. In May 2018, we announced plans to initiate an NIH-funded clinical trial of MN-166 (ibudilast) in alcohol dependence and withdrawal in collaboration with researchers at UCLA. This clinical trial, which is currently ongoing, is evaluating whether MN-166 (ibudilast) reduces basal level negative affect during abstinence, and in doing so, will interfere with alcohol-induced blunting of negative affectivity. In August 2018, we announced a new NIAAA-funded Phase 2b clinical trial of MN-166 (ibudilast) in alcohol dependence in collaboration with researchers at UCLA. This clinical trial, which is currently ongoing, is evaluating whether MN-166 (ibudilast) will decrease the percentage of heavy drinking days (defined as ≥ 5 drinks for men and ≥ 4 drinks for women), as compared to placebo, over the course of the 12-week trial.

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

Degenerative Cervical Myelopathy: Degenerative cervical myelopathy (DCM), also known as cervical spondylotic myelopathy, involves spinal cord dysfunction from compression in the neck. Degenerative cervical myelopathy is the most common form of spinal cord impairment in adults and results in disability and reduced quality of life. Patients report neurological symptoms such as pain and numbness in limbs, poor coordination, imbalance, and bladder problems. According to the American Association of Neurological Surgeons, more than 200,000 cervical procedures are performed each year to relieve compression on the spinal cord or nerve roots. There are no pharmaceuticals approved for the treatment of DCM. In August 2018, we announced plans to initiate a clinical trial of MN-166 (ibudilast) in DCM in collaboration with the University of Cambridge. The trial, which is funded by a grant from the National Institute for Health Research (NIHR) in the United Kingdom (UK), is evaluating MN-166 (ibudilast) as an adjuvant treatment for DCM following spinal surgery to determine whether MN-166 (ibudilast) is more effective than placebo in improving outcomes after spinal surgery. The two co-primary endpoints are (1) the modified Japanese Orthopaedic Association (mJOA) Score, which evaluates motor dysfunction in upper and lower extremities, loss of sensation, and bladder sphincter dysfunction, at six months after surgery; and (2) Visual Analogue Scale (VAS) measure of neck pain at six months after surgery. In May 2019, we announced our participation at the Kick-off Meeting for the Phase 3 clinical trial in DCM, “REgeneration in CErvical DEgenerative Myelopathy (RECEDE Myelopathy)” in collaboration with University of Cambridge researchers.

Glioblastoma: According to the American Association of Neurological Surgeons, glioblastoma is an aggressive brain tumor that develops from glial cells (astrocytes and oligodendrocytes), grows rapidly, and commonly spreads into nearby brain tissue. The American Brain Tumor Association reports that glioblastomas represent about 15% of all primary brain tumors. Approximately 10,000 cases of glioblastoma are diagnosed each year in the U.S. Median survival is about 11-15 months for adults with more aggressive glioblastoma (IDH-wildtype) who receive standard treatment (surgery, temozolomide, and radiation therapy). In June 2017, we announced positive results from an animal model study that examined the potential clinical efficacy of MN-166 (ibudilast) for the treatment of glioblastoma which were presented at the 2017 American Society of Clinical Oncology (ASCO) Annual Meeting. Results of the glioblastoma mouse model study showed that median survival was higher in the group that received combination treatment with MN-166 (ibudilast) plus temozolomide compared to the group that received temozolomide alone. In May 2018, we announced that the Investigational New Drug Application (IND) for MN-166 (ibudilast) for treatment of glioblastoma was accepted and opened with the FDA. We were also informed by the FDA that the proposed clinical investigation of MN-166 (ibudilast) in combination with temozolomide for treatment of glioblastoma may proceed. In October 2018, we announced that the FDA granted orphan-drug designation to MN-166 (ibudilast) as adjunctive therapy to temozolomide for the treatment of glioblastoma. In January 2019, we announced the initiation of enrollment in a clinical trial of MN-166 (ibudilast) in combination with temozolomide (TMZ, Temodar‑®) for the treatment of recurrent glioblastoma at the Dana-Farber Cancer Institute in Boston. In February 2019, we announced that Scientific Reports published results from the animal model study evaluating MN-166 (ibudilast) in glioblastoma. The article, “Ibudilast sensitizes glioblastoma to temozolomide by targeting Macrophage Migration Inhibitory Factor (MIF),” is the first publication reporting the potential clinical utility of MN-166 (ibudilast) for glioblastoma.

MN-221 (bedoradrine)

MN-221 (bedoradrine) is a novel, highly selective beta-2-adrenergic receptor agonist which has been developed for the treatment of acute exacerbations of asthma. We licensed MN-221 (bedoradrine) from Kissei Pharmaceutical Co., Ltd. (Kissei) in February 2004. Current inhaled beta-agonist treatments for asthma exacerbations are limited by bronchoconstriction or insufficient airflow due to inflammation and airway constriction, which reduces the amount of inhaled drug that can get into the lungs. In addition, the amount of inhaled treatments a patient can tolerate is limited due to the potential for cardiovascular side effects (e.g. increased heart rate).

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

Acute Exacerbation of Asthma: According to the most recent data available from the United States National Center for Health Statistics, there were 1.78 million emergency department visits due to asthma in 2016 and 3,564 deaths due to asthma in 2017.

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

Idiopathic Pulmonary Fibrosis (IPF): Pulmonary fibrosis (PF) is a progressive disease characterized by scarring of the lungs that thickens the lining, causing an irreversible loss of the tissue's ability to transport oxygen. The causes of PF vary and can be due to anti-cancer drug therapy or exposure to chemicals. Idiopathic pulmonary fibrosis (IPF) is one type of PF without a clear cause. According to the U.S. National Library of Medicine, IPF affects approximately 100,000 people in the United States, and 30,000 to 40,000 new cases are diagnosed annually. The prognosis for IPF is poor and most IPF patients survive only three to five years after diagnosis.

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

The first Phase 1 trial determined the safety, tolerability, and maximum tolerated dose (MTD) level of single doses of MN-029 (denibulin) given every three weeks in 34 subjects with refractory cancer. The MTD was determined to be 180 mg/m 2 and appeared to be safe as a single i.v. dose administered every three weeks for as many as 25 cycles. There were no clinically significant changes in routine laboratory assessments, vital signs, or ECG monitoring. The most commonly reported adverse events (AEs) were similar to other chemotherapies—vomiting, nausea, diarrhea, and fatigue. There was a total of nine serious adverse events (SAEs) and study discontinuations due to AEs. In a preliminary evaluation of anti-tumor activity, no patient had a complete response or partial response; however stable disease was seen in 12 patients. MN-029 (denibulin) had a desired vascular effect in seven of 11 patients that were administered drug at dose levels of ≥120 mg/m2. Nine patients continued into extended cycles of treatment.

The second Phase 1 study was conducted to determine the safety, tolerability and MTD of single doses of MN-029 (denibulin) given every seven days for a total of three doses (Days 1, 8 and 15), followed by 13-day recovery (Days 16-28) in subjects with advanced/metastatic solid tumor cancer. Subjects who tolerated treatment with MN-029 (denibulin) could receive additional cycles. All 20 subjects reported at least one AE related to study drug. The most common AEs considered related to study drug were vomiting, nausea, arthralgia and headache. There were no clinically significant changes in routine laboratory assessments, vital signs or ECG monitoring. There was one SAE considered unrelated to study drug. Consistent with the previous Phase 1 trial, MN-029 (denibulin) up to dose levels of 180 mg/m2 appeared to be safe and well tolerated. One subject had a partial response which lasted for 74 days. Stable disease was observed in seven subjects. The results suggested an effect of MN-029 (denibulin) on vascular perfusion; however, a larger sample size is warranted.

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

  Table 1: MN-166 (ibudilast) Programs and Clinical Trials

Indication	Clinical Study	Principal Investigator /Institution /Funding Agency(s)	Status

Primary Progressive and Secondary Progressive Multiple Sclerosis	A Randomized, Double-Blind, Placebo-Controlled Study to Evaluate the Safety, Tolerability and Activity of Ibudilast (MN-166) in Subjects with Progressive Multiple Sclerosis	Cleveland Clinic / Multicenter National Institute on Neurological Diseases and Stroke MediciNova, Inc.	Completed

Amyotrophic Lateral Sclerosis (ALS)

A Single-Center, Randomized, Double-Blind, Placebo-Controlled, Six Month Clinical Trial Followed by an Open-Label Extension to Evaluate the Safety, Tolerability, and Clinical Endpoint Responsiveness of Ibudilast (MN-166) in Subjects with Amyotrophic Lateral Sclerosis (ALS)

		Carolinas HealthCare System Neurosciences Institute MediciNova, Inc.	Completed

ALS / Biomarker	A Biomarker Study to Evaluate MN-166 (ibudilast) in Subjects with Amyotrophic Literal Sclerosis (ALS)	Massachusetts General Hospital MediciNova, Inc.	Completed

Amyotrophic Lateral Sclerosis (ALS)

A Phase 2b/3, Multi-Center, Randomized, Double-Blind, Placebo-Controlled, 12 Month Clinical Trial to Evaluate the Efficacy and Safety of MN-166 (ibudilast) Followed by an Open-Label Extension in Subjects with Amyotrophic Lateral Sclerosis

		Multicenter MediciNova, Inc.	Ongoing

Degenerative Cervical Myelopathy	A multi-centre, double-blind, randomized, placebo-controlled trial assessing the efficacy of Ibudilast as an adjuvant treatment to decompressive surgery for degenerative cervical myelopathy	University of Cambridge / Multicenter National Institute for Health Research (NIHR) in the U.K.	Ongoing
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

		Dana-Farber Cancer Institute MediciNova, Inc.	Ongoing
Substance Dependence / Addiction:

Methamphetamine Dependence	Randomized Trial of Ibudilast for Methamphetamine Dependence	UCLA National Institute on Drug Abuse	Completed
Methamphetamine Dependence / Biomarker	Effect of Ibudilast on Neuroinflammation in Methamphetamine Users	Oregon Health & Science University	Ongoing
Opioid Dependence	Effects of Ibudilast (MN-166), a Glial Activation Inhibitor, on Oxycodone Self-Administration in Opioid Abusers	Columbia University / NYSPI National Institute on Drug Abuse MediciNova, Inc.	Completed
Alcohol Dependence	Development of Ibudilast (MN-166) as a Novel Treatment for Alcoholism	UCLA National Institute on Alcohol Abuse and Alcoholism	Completed
Alcohol Dependence and Withdrawal	Ibudilast (MN-166) and Withdrawal-Related Dysphoria	UCLA National Institute on Drug Abuse	Ongoing
Alcohol Dependence	Ibudilast (MN-166) for the Treatment of Alcohol Use Disorder	UCLA National Institute on Alcohol Abuse and Alcoholism	Ongoing

Sales and Marketing

We currently have no marketing and sales capabilities and we expect to rely on strategic partners to commercialize our products.

Manufacturing

We rely on third parties to manufacture bulk active pharmaceutical ingredients (API) and finished investigational products for research, development, preclinical and clinical trials. We expect to continue to rely on third party manufacturers for the manufacture of the API and finished products for our clinical and any future commercial production requirements. We believe that there are several manufacturing sources available at commercially reasonable terms to meet our clinical requirements and any future commercial production requirements for the API of our products and the finished drug products.

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

Intellectual Property and License Agreements

Since our inception in September 2000, we have entered into license agreements with pharmaceutical companies which cover our current product candidates. We have also entered into license agreements with universities which cover additional intellectual property related to our product candidates. In general, we seek to procure patent protection for our anticipated products, or obtain such protection from the relevant patents owned by our licensors. Although the majority of our licensed patents have expired, we hold licensed rights to one issued foreign patent that is not expired. In addition to these licensed rights, we hold 26 issued U.S. patents and have filed 10 additional U.S. patent applications. We also hold 41 issued foreign patents and 39 pending foreign patent applications corresponding to these U.S. patents and patent applications. We are not aware of any third party infringement of the patents owned or licensed by us and are not party to any material claims by third parties of infringement by us of such third parties’ intellectual property rights. The following is a description of our existing license agreements and intellectual property rights for each of our product candidates.

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

We own, co-own or hold licenses to nine issued U.S. patents and nine pending U.S. patent applications as well as 22 issued foreign patents and 16 pending foreign patent applications covering MN-166 (ibudilast) and its analogs. These patents and patent applications are related to our development portfolio and are primarily directed to methods of treating various indications using MN-166 (ibudilast) and its analogs.

We have been granted a U.S. patent which covers the use of MN-166 (ibudilast) for the treatment of progressive forms of MS. This patent will expire no earlier than November 2029, not including a potential extension under patent term restoration rules, and covers a method of treating PPMS or SPMS by administering MN-166 (ibudilast). Counterparts of this patent application have been granted in certain foreign jurisdictions. We have been granted a U.S. patent which covers the use of MN-166 (ibudilast) for the treatment of amyotrophic lateral sclerosis (ALS) and it expires no earlier than January 2029. We have been granted a U.S. patent which covers the combination of MN-166 (ibudilast) and riluzole for the treatment of ALS and other neurodegenerative diseases and it expires no earlier than November 2035. We have been granted a U.S. patent which covers the use of MN-166 (ibudilast) for the treatment of drug addiction or drug dependence or withdrawal syndrome and it expires no earlier than January 2030. Counterparts of this patent application have been granted in certain foreign jurisdictions. We have been granted a U.S. patent which covers the use of MN-166 (ibudilast) for the treatment of neuropathic pain and it expires no earlier than December 2025.

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

General

Our proposed commercial activities may conflict with patents which have been or may be granted to competitors, universities and/or others. Third parties could bring legal action against us, our licensors or our sub-licensees claiming patent infringement and could seek damages or enjoin manufacturing and marketing of the affected product or its use or the use of a process for the manufacturing of such products. If any such actions were to be successful, in addition to any potential liability for indemnification, damages and attorneys’ fees in certain cases, we could be required to obtain a license, which may not be available on commercially reasonable terms or at all, in order to continue to manufacture, use or market the affected product. We also rely upon unpatented proprietary technology because, in some cases, our interests would be better served by reliance on trade secrets or confidentiality agreements than by patents. However, others may independently develop substantially equivalent proprietary information and techniques or gain access to or disclose such proprietary technology. We may not be able to meaningfully protect our rights in such unpatented proprietary technology. We may also conduct research on other pharmaceutical compounds or technologies, the rights to which may be held by, or be subject to patent rights of, third parties. Accordingly, if products based on such research are commercialized, such commercial activities may infringe patents or other rights, which may require us to obtain a license to such patents or other rights. We are not aware of any third party infringements of patents we hold or have licensed and have not received any material claims by third parties of infringement by us of such parties’ intellectual property rights.

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

MN-166 (ibudilast) for Progressive Multiple Sclerosis (Progressive MS)

Our MN-166 (ibudilast) product candidate is in development for the treatment of progressive MS. Mitoxantrone is approved for the treatment of secondary progressive MS but it cannot be used on a long-term basis because of the potential for cardiac toxicity. Mayzent (siponimod) and Mavenclad (cladribine) were both approved in 2019 for the treatment of secondary progressive MS with relapses. Only one drug, Ocrevus (ocrelizumab) is approved for the treatment of primary progressive MS. Other programs in clinical development for progressive MS include MedDay’s MD1003 and AB Science’s masitinib.

MN-166 (ibudilast) for Amyotrophic Lateral Sclerosis (ALS)

Our MN-166 (ibudilast) product candidate is also in development for the treatment of ALS. Generic riluzole, which is also sold under the brand names Rilutek and Tiglutik, and Radicava (edaravone) are approved for the treatment of ALS. We are aware of additional compounds in clinical development for the treatment of ALS at other companies including Cytokinetics, BrainStorm Cell Therapeutics Inc., AB Science, Biogen, Orion, Orphazyme, Roche, and Amylyx Pharmaceuticals.

MN-166 (ibudilast) for Substance Dependence and Addiction

Our MN-166 (ibudilast) product candidate is also in development for the treatment of opioid dependence, methamphetamine addiction, and alcohol dependence. Current treatments for opioid withdrawal symptoms include narcotics such as generic methadone and Indivior, Inc.’s Suboxone Film (buprenorphine + the opioid antagonist naloxone). Other products approved for opioid dependence include Alkermes’s Vivitrol (naltrexone monthly injection), Orexo’s Zubsolv (buprenorphine and naloxone), BioDelivery Sciences’s Bunavail (buprenorphine and naloxone), Titan Pharmaceuticals Inc.’s Probuphine (buprenorphine) implant, and Indivior’s Sublocade (buprenorphine extended-release injection). In December 2018, Braeburn announced tentative FDA approval of BRIXADI, an extended-release weekly and monthly injectable buprenorphine product, for the treatment of moderate to severe opioid use disorder and it is eligible for marketing approval in November 2020. Limited non-narcotic drug candidates for opioid withdrawal symptoms exist. US WorldMeds, LLC’s Lucemyra (lofexidine) is a central alpha-2 adrenergic agonist approved for mitigation of opioid withdrawal symptoms to facilitate abrupt opioid discontinuation. There are no pharmaceuticals currently approved for the treatment of methamphetamine addiction. Approved treatments for alcohol dependence include Antabuse (disulfiram), Vivitrol (naltrexone), and generic acamprosate. We are aware of additional treatments in development for the treatment of alcohol dependence at other companies including Opiant Pharmaceuticals.

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

MN-166 (ibudilast) for Glioblastoma

We have initiated clinical development of our MN-166 (ibudilast) product candidate for the treatment of glioblastoma. Surgery, radiation, and chemotherapy with the drug temozolomide is the current standard of treatment for glioblastoma. GLIADEL® WAFER (carmustine implant) and AVASTIN® (bevacizumab) are also approved for the treatment for glioblastoma. We are aware of additional compounds in development for the treatment of glioblastoma at companies including Bristol-Myers Squibb, Amgen, and Tocagen.

MN-221 (bedoradrine) for Acute Exacerbations of Asthma

Our MN-221 (bedoradrine) product candidate has been developed for the treatment of acute exacerbations of asthma in the emergency room setting. The current standard of care for acute exacerbations of asthma is inhaled albuterol (a –beta-2-adrenergic receptor agonist), inhaled ipratropium (an anticholinergic) and oral or injected corticosteroids. In addition, subcutaneously administered terbutaline (a beta-2-adrenergic receptor agonist) is sometimes used to treat this condition, particularly in pediatric patients.

MN-001 (tipelukast) for Nonalcoholic Steatohepatitis (NASH)

Our MN-001 (tipelukast) product candidate is being developed for the treatment of NASH. There are currently no therapeutic products approved for the treatment of NASH. We are aware of compounds in clinical development for the treatment of NASH at other companies including Intercept Pharmaceuticals, Genfit, Galectin Therapeutics, Gilead Sciences, Allergan (which acquired Tobira Therapeutics), Galmed Pharmaceuticals, Bristol-Myers Squibb, Pfizer, Novartis, Novo Nordisk, and Enanta Pharmaceuticals.

MN-001 (tipelukast) for Idiopathic Pulmonary Fibrosis (IPF)

Our MN-001 (tipelukast) product candidate is also being developed for the treatment of IPF. Products approved in the United States for treatment of IPF include Roche’s (formerly InterMune) Esbriet (pirfenidone) and Boehringer Ingelheim’s OFEV (nintedanib). Companies working on clinical development programs for treatment of IPF include Biogen, Gilead/Galapagos, and FibroGen.

MN-029 (denibulin) for Solid Tumor Cancer

Our MN-029 (denibulin) product candidate is being developed for the treatment of solid tumor cancers. Roche’s Kadcyla, a HER2-targeted antibody and microtubule inhibitor conjugate, is approved for treatment of patients with HER2-positive metastatic breast cancer who previously were treated with trastuzumab and a taxane. Bayer’s Stivarga, a kinase inhibitor approved for metastatic colorectal cancer, was also approved for patients with advanced, unresectable (not subject to surgical removal) or metastatic gastrointestinal stromal tumor. Other drugs approved for solid tumor cancers include Roche’s Avastin and Xeloda, Amgen’s Xgeva, Pfizer’s Sutent, and Novartis’s Afinitor. We are aware of additional compounds in development for the treatment of solid tumor cancers at companies including Eli Lilly, Roche, Novartis, Pfizer, Sanofi, Amgen, Bayer, Merck, AstraZeneca, AbbVie and Bristol-Myers Squibb.

Government Regulation

Government authorities in the United States and other countries extensively regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing and import and export of pharmaceutical products and biologics such as those we are developing. In the United States, the FDA, under the Federal Food, Drug and Cosmetic Act, as amended, and other federal statutes and regulations, subjects pharmaceutical products to extensive and rigorous review. Any failure to comply with applicable requirements, both before and after approval, may subject us, our third party manufacturers, contractors, suppliers and partners to administrative and judicial sanctions, such as a delay in approving or refusal to approve pending applications, fines, warning letters, product recalls, product seizures, total or partial suspension of manufacturing or marketing, injunctions and/or criminal prosecution.

United States Regulatory Approval

Overview. In the United States, drugs and drug testing are regulated by the FDA under the Federal Food, Drug and Cosmetic Act, or FDCA, as well as state and local government authorities. All our product candidates in development will require regulatory approval by government agencies prior to commercialization. To obtain approval of a new product from the FDA, we must, among other requirements, submit data supporting safety and efficacy, as well as detailed information on the manufacture and composition of the product and proposed labeling. Our product candidates are in the early stages of testing and none has been approved. The steps required before a drug can be approved generally involve the following:

•	completion of nonclinical laboratory, animal studies, and formulation studies;
•	submission of an IND application which must become effective before human clinical trials may begin in the United States;

•	completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each indication for which approval is sought;

•	submission to the FDA of a New Drug Application (NDA) accompanied by a substantial user fee;

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

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications of other companies seeking to reference another company’s NDA. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (ANDA) or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

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

Employees

We have assembled an experienced and cohesive management and support team, with core competencies in general management, clinical development, regulatory affairs and corporate development. We have eight full-time employees as of the date of this report. We believe that our relations with our employees are good, and we have no history of work stoppages.

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

We have incurred significant net losses since our inception. For the year ended December 31, 2019, we had a net loss of $12.9 million. At December 31, 2019, from inception, our accumulated deficit was $369.1 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development candidates, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own. As of December 31, 2019, we had available cash and cash equivalents of $63.8 million and working capital of $62.1 million. There can be no assurances that there will be adequate financing available to us in the future on acceptable terms, or at all. If we are unable to obtain additional financing, we may have to out-license or sell one or more of our programs or cease operations.

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

We expect our research and development expenses to increase in 2020 relative to 2019 as we continue our focus on the development of MN-166 (ibudilast) and MN-001 (tipelukast) in 2020. Our estimate of cash requirements for future operating expenses assumes that we do not incur significant additional new clinical development expenditures unless we raise additional capital and/or enter into one or more strategic alliances. We do expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing drug products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

If we have taxable income in the future, utilization of the net operating losses, or NOL, and tax credit carryforwards will be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions due to ownership change limitations that have occurred. These ownership changes will limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively.

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

Our product candidates are subject to the risks of failure inherent in drug development. We will be required to demonstrate through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population for the relevant target indications before we can seek regulatory approvals for their commercial sale. Success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing, even at statistically significant levels.

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

We, our third party manufacturers, service providers, suppliers and partners, if any, and our product candidates are subject to stringent regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. None of our product candidates can be marketed in the United States until it has been approved by the FDA. None of our product candidates has been approved by the FDA to date, and we may never receive FDA approval for any of our product candidates. Obtaining FDA approval for a product takes many years of clinical development and requires substantial resources. Additionally, changes in regulatory requirements and guidance may occur or new information regarding the product candidate or the target indication may emerge, and we may need to perform additional, unanticipated non-clinical or clinical testing of our product candidates or amend clinical trial protocols to reflect these changes. Any additional unanticipated testing would add costs and could delay or result in the denial of regulatory approval for a product candidate. These regulatory requirements may limit the size of the market for the product candidate or result in the incurrence of additional costs. Any delay or failure in obtaining required approvals could substantially reduce or negate our ability to generate revenues from the particular product candidate.

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

Our product candidates, if approved, will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. In addition, approved products, manufacturers and manufacturers’ facilities are subject to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, such as cGMPs, a regulatory agency may:

•	issue warning letters or untitled letters;

•	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for non-compliance;

•	impose other civil or criminal penalties;

•	suspend regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications filed by us;

•	impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products or require a product recall.

Any product candidates that we advance into clinical trials may cause undesirable side effects or have other properties that could delay or prevent regulatory approval or commercialization or limit its commercial potential.

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

•

reaching agreements on acceptable terms with prospective clinical research organizations or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

We will depend on strategic collaborations with third parties to develop and commercialize selected product candidates and will not have control over a number of key elements relating to the development and commercialization of these product candidates if we are able to achieve such third party arrangements.

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

We rely on third party manufacturers to produce our product candidates, which may result in delays in our clinical trials and the commercialization of products, as well as increased costs.

We have no manufacturing facilities, and we do not intend to develop facilities for the manufacture of our product candidates for clinical trials or commercial purposes in the foreseeable future. We contract with third party manufacturers to produce, in collaboration with us, sufficient quantities of our product candidates for clinical trials, and we plan to contract with third party manufacturers to produce sufficient quantities of any product candidates that may be approved by the FDA or other regulatory authorities for commercial sale. While we believe that there are competitive sources available to manufacture our product candidates, we may not be able to enter into arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty.

Reliance on third party manufacturers limits our ability to control certain aspects of the manufacturing process and therefore exposes us to a variety of significant risks, including risks related to our ability to commercialize any products approved by regulatory authorities or conduct clinical trials, reliance on such third parties for regulatory compliance and quality assurance, and the refusal or inability of a third party manufacturer to supply our requirements on a long-term basis. In addition, manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel and compliance with federal, state and foreign regulations. Also, our manufacturers may not perform as agreed. If our manufacturers were to encounter any of these difficulties, our ability to timely produce our product candidates for clinical trials and commercial sale may be interrupted, which could result in delayed clinical trials or delayed regulatory approval and lost or delayed revenues.

We may not be able to establish or maintain any commercial manufacturing and supply arrangements on commercially reasonable terms that we require for purposes of commercializing a product. Any failure by us to secure or maintain any such required commercial supply agreements could result in interruption of supply and lost or delayed revenues, which would adversely affect our business. Any problems or delays we experience in preparing for commercial-scale manufacturing of a product candidate may result in a delay in FDA or other regulatory approval of the product candidate or may impair our ability to manufacture commercial quantities, which would adversely affect our business. For example, our manufacturers will need to produce specific batches of a product candidate to demonstrate acceptable stability under various conditions and for commercially viable lengths of time. We and our third party manufacturers will need to demonstrate to the FDA and other regulatory authorities this acceptable stability data for the product candidate, as well as validate methods and manufacturing processes, in order to receive regulatory approval to commercialize such product candidate.

Our manufacturers are obligated to operate in accordance with FDA-mandated current good manufacturing practices, or cGMPs and, in some cases, International Convention on Harmonization, or ICH, standards. A failure of any of our third party manufacturers to establish and follow cGMPs and/or ICH standards and to document their adherence to such practices may lead to significant delays in our ability to timely conduct and complete clinical trials, obtain regulatory approval of product candidates or launch of our products into the market. In addition, changing third party manufacturers is difficult. For example, a change in third party manufacturer for a particular product candidate requires re-validation of the manufacturing processes and procedures in accordance with cGMPs, which may be costly and time-consuming and, in some cases, our manufacturers may not provide us with adequate assistance to transfer the manufacturing processes and procedures for our product candidates to new manufacturers or may possess intellectual property rights covering parts of these processes or procedures for which we may need to obtain a license. Failure by our third party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of regulatory approvals, seizures or recalls of products, operating restrictions and criminal prosecutions.

We may not be able to manufacture our product candidates in commercial quantities, which would prevent us from commercializing our product candidates.

To date, our product candidates have been manufactured in small quantities for preclinical studies and clinical trials. If any of our product candidates is approved by the FDA or comparable regulatory authorities in other countries for commercial sale, we will need to manufacture such product candidate in larger quantities. We may not be able to increase successfully the manufacturing capacity for any of our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to increase successfully the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply. Our product candidates require precise, high quality manufacturing. Our failure to achieve and maintain these high manufacturing standards in collaboration with our third party manufacturers, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could harm our business, financial condition and results of operations.

Materials necessary to manufacture our product candidates may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our product candidates.

We rely on the third party manufacturers of our product candidates to purchase from third party suppliers the materials necessary to produce the API and product candidates for our clinical trials, and we will rely on such manufacturers to purchase such materials to produce the API and finished product for any commercial distribution of our products if we obtain marketing approval. Suppliers may not sell these materials to our manufacturers at the time they need them in order to meet our required delivery schedule or on commercially reasonable terms, if at all. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the production of these materials. If our manufacturers are unable to obtain these materials for our clinical trials, testing of the affected product candidate would be delayed, which may significantly impact our ability to develop the product candidate. If we or our manufacturers are unable to purchase these materials after regulatory approval has been obtained for one of our products, the commercial launch of such product would be delayed or there would be a shortage in supply of such product, which would harm our ability to generate revenues from such product and achieve or sustain profitability.

Our product candidates, if approved for sale, may not gain acceptance among physicians, patients and the medical community, thereby limiting our potential to generate revenues.

If one of our product candidates is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product by physicians, healthcare professionals and third party payers and our profitability and growth will depend on a number of factors, including:

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

the availability of adequate third party insurance coverage or reimbursement.

If any product candidate that we develop does not provide a treatment regimen that is as beneficial as, or is perceived as being as beneficial as, the current standard of care or otherwise does not provide patient benefit, that product candidate, if approved for commercial sale by the FDA or other regulatory authorities, likely will not achieve market acceptance. Our ability to effectively promote and sell any approved products will also depend on pricing and cost-effectiveness, including our ability to produce a product at a competitive price and our ability to obtain sufficient third party coverage or reimbursement. If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, patients and third party payers, our ability to generate revenues from that product would be substantially reduced. In addition, our efforts to educate the medical community and third party payers on the benefits of our product candidates may require significant resources and may never be successful.

If our products are not accepted by the market or if users of our products are unable to obtain adequate coverage of and reimbursement for our products from government and other third party payers, our revenues and profitability will suffer.

Our ability to commercialize our products successfully will depend in significant part on pricing and cost effectiveness, including our ability to produce a product at a competitive price and our ability to obtain appropriate coverage of and reimbursement for our products and related treatments from governmental authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs. Third party payers are increasingly challenging the prices charged for medical products and services. We cannot provide any assurances that third party payers will consider our products cost-effective or provide coverage of and reimbursement for our products, in whole or in part.

Uncertainty exists as to the coverage and reimbursement status of newly approved medical products and services and newly approved indications for existing products. Third party payers may conclude that our products are less safe, less clinically effective or less cost-effective than existing products, and third party payers may not approve our products for coverage and reimbursement. If we are unable to obtain adequate coverage of and reimbursement for our products from third party payers, physicians may limit how much or under what circumstances they will prescribe or administer them. Such reduction or limitation in the use of our products could cause our sales to suffer. Even if third party payers make reimbursement available, payment levels may not be sufficient to make the sale of our products profitable.

Market acceptance and sales of our current or future product candidates will depend in large part on global reimbursement policies and may be affected by future healthcare reform measures, both in the United States and other key international markets. For example, continuing health care reform in the United States will control or significantly influence the purchase of medical services and products, and may result in inadequate coverage of and reimbursement for our products. Many third party payers are pursuing various ways to reduce pharmaceutical costs, including the use of formularies. The market for our products depends on access to such formularies, which are lists of medications for which third party payers provide reimbursement. These formularies are increasingly restricted, and pharmaceutical companies face significant competition in their efforts to place their products on formularies. This increased competition has led to a downward pricing pressure in the industry. The cost containment measures that third party payers, including government payers, are instituting could have a material adverse effect on our ability to operate profitably.

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

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third party payers to contain or reduce the costs of health care. In the United States and in foreign jurisdictions, there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system. For example, in some countries, pricing of prescription drugs is subject to government control, and we expect to continue to see proposals to implement similar controls in the United States to continue. Another example of proposed reform that could affect our business is drug reimportation into the United States. Moreover, the pendency or approval of such proposals could result in a decrease in our stock price or our ability to raise capital or to obtain strategic partnerships or licenses. More recently, the Patient Protection and Affordable Care Act imposed numerous reforms that may impact the costs, legal requirements and potential success of our operations.

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

As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002, as well as rules and regulations implemented by the SEC, the NASDAQ Stock Market, or NASDAQ, and Japanese securities laws, and incur significant legal, accounting and other expenses as a result. These rules impose various requirements on public companies, including requiring the establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and may make it more difficult and expensive for us to renew our director and officer liability insurance and may result in imposition of reduced policy limits and coverage.

The Sarbanes-Oxley Act requires that we (i) maintain effective internal controls for financial reporting and disclosure controls and procedures and (ii) perform an evaluation of our internal control over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404. Our listing obligations under the JASDAQ Market of the Tokyo Stock Exchange, or TSE, also require that we comply either with Section 404 of the Sarbanes-Oxley Act or equivalent regulations in Japan and we elected to comply with Section 404. Additionally, we are subject to attestation by our independent registered public accounting firm regarding our internal controls over financial reporting as of December 31, 2019 under Japanese securities laws. Our efforts to comply with Section 404 and related regulations have required, and continue to require, the commitment of significant financial and managerial resources. We cannot be certain that a material weakness will not be identified when we test the effectiveness of our controls in the future. If a material weakness is identified, we could be subject to sanctions or investigations by NASDAQ, the SEC, the TSE or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

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

We may be subject to information technology systems failures, network disruptions, breaches in data security and computer crime and cyber-attacks.

Information technology system failures, network disruptions, breaches of data security and sophisticated and targeted computer crime and cyber-attacks could disrupt our operations by impeding our drug development programs, including delays in our regulatory efforts, the manufacture or shipment of products, the processing of transactions or reporting of financial results, or by causing an unintentional disclosure of confidential information. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. In the ordinary course of our business, we collect and store sensitive data in our data centers and on our networks, including IP, proprietary business information, and personal information of our business partners and employees. Despite our efforts to protect sensitive, confidential or personal data or information, our facilities and systems and those of our third party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations. While management has taken steps to address these concerns by conducting employee training, implementing certain data and system redundancy, hardening and fail-over along with other network security, comprehensive monitoring of our networks and systems, maintenance of backup and protective systems and other internal control measures, there can be no assurance that the measures we have implemented to date would be sufficient in the event of a system failure, loss of data or security breach. As a result, in the event of such a failure, loss of data or security breach, our financial condition and operating results could be adversely affected.

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

There is significant litigation in our industry regarding patent and other intellectual property rights. While we are not currently subject to any pending intellectual property litigation, and are not aware of any such threatened litigation, we may be exposed to future litigation by third parties based on claims that our product candidates, their methods of use, manufacturing or other technologies or activities infringe the intellectual property rights of such third parties. There are many patents relating to chemical compounds and methods of use. If our compounds or their methods of use or manufacture are found to infringe any such patents, we may have to pay significant damages or seek licenses under such patents. We have not conducted comprehensive searches for unexpired patents issued to third parties relating to our product candidates. Consequently, no assurance can be given that unexpired, third party patents containing claims covering our product candidates, their methods of use or manufacture do not exist. Moreover, because some patent applications in the United States may be maintained in secrecy until the patents are issued, and because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, we cannot be certain that others have not filed patent applications that will mature into issued patents that relate to our current or future product candidates and which could have a material effect in developing and commercializing one or more of our product candidates. The owner of a patent that is arguably infringed can bring a civil action seeking to enjoin an accused infringer from importing, making, marketing, distributing, using or selling an infringing product. We may need to resort to litigation to enforce our intellectual property rights or to seek a declaratory judgment concerning the scope, validity or enforceability of third party proprietary rights. Similarly, we may be subject to claims that we have inappropriately used or disclosed trade secrets or other proprietary information of third parties. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. We may not be able to afford the costs of litigation. Any legal action against us or our collaborators could lead to:

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

Despite the listing of our common stock on the NASDAQ Global Market and the JASDAQ Market of the Tokyo Stock Exchange in Japan, trading volume in our securities has been light and an active trading market may not develop for our common stock. In 2019, our average trading volume was approximately 98,182 shares per day on the NASDAQ Global Market and approximately 224,986 shares per day on the JASDAQ Market.

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like us in particular, have historically been highly volatile and may continue to be highly volatile in the future. For example, since the date of our initial public offering in Japan on February 8, 2005 through December 31, 2019, our common stock has traded as high as approximately $42.00 and as low as approximately $1.30. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

On August 23, 2019, we entered into an at market issuance sales agreement (the “2019 ATM Agreement”) with B. Riley FBR, Inc. (B. Riley FBR) pursuant to which we may sell common stock through B. Riley FBR from time to time up to an aggregate offering price of $75.0 million. From time to time, we may sell additional shares of our common stock under the 2019 ATM Agreement. Depending upon market liquidity at the time, sales of shares of our common stock under the 2019 ATM Agreement may cause the trading price of our common stock to decline and may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock under the 2019 ATM Agreement, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We executed a sublease agreement for our headquarters effective December 1, 2017 (the “Sublease”) with Cardinal Health 127 Inc., the sublessor, to which Irvine Company, the master lessor, has provided its consent. The Sublease is for approximately 4,400 square feet and has a term of four years and one month. In June 2005, we leased office space in Tokyo, Japan under a non-cancelable operating lease with an original expiration date of May 2013 and an auto-renewal two-year extension, which we have extended through May 2021, with the acceptance of the extensions for those given periods. We have no laboratory, research or manufacturing facilities, and we currently do not plan to purchase or lease any such facilities, as such services are provided to us by third party service providers. We believe that our current facilities are adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

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

Holders of Common Stock

As of December 31, 2019, there were approximately 13,993 holders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

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

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Item 1A. Risk Factors.”

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

We have incurred significant net losses since our inception. For the year ended December 31, 2019, we had a net loss of $12.9 million. At December 31, 2019, from inception, our accumulated deficit was $369.1 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

We entered into an agreement to form a joint venture company with Zhejiang Medicine Co., Ltd. and Beijing Medfron Medical Technologies Co. Ltd., (formerly Beijing Make-Friend Medicine Technology Co., Ltd.) effective September 27, 2011. The joint venture agreement provided for the joint venture company, Zhejiang Sunmy Bio-Medical Co., Ltd. (Zhejiang Sunmy), to develop and commercialize MN-221 (bedoradrine) in China and search for additional compounds to develop. On July 24, 2017, the Company and Beijing Medfron Medical Technologies Co., Ltd. agreed to dissolve Zhejiang Sunmy, subject to approval by applicable Chinese regulatory authorities which was granted on December 11, 2017. In 2018, we received proceeds of $0.6 million from the dissolution of the joint venture and liquidation of our investment, resulting in an immaterial gain recorded within other expense, net in the statement of operations and comprehensive loss for the year ended December 31, 2018.

 Critical Accounting Policies

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

The following table summarizes our research, development and patent expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Year Ended December 31,
	2019	2018
External development expense:
MN-166	$3,193	$1,993
MN-001	149	278
MN-221	22	35
MN-029	3	2
Total external development expense	3,367	2,308
R&D personnel expense	2,118	2,818
R&D facility expense	47	47
Patent expense	345	284
Other R&D expense	202	169
Total research, development and patent expense	$6,079	$5,626

Stock-based Compensation

We use the Black-Scholes option pricing model to estimate the fair value of stock option awards including performance-based options. The Black-Scholes model requires the use of highly subjective and complex assumptions, including the Company’s stock price, expected volatility, expected term, risk-free interest rate, and expected dividend yield. For expected volatility, we base the assumption on the historical volatility of the Company’s common stock. The expected term of the awards is based on historical data regarding employees’ option exercise behaviors. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. Only expenses associated with awards that are ultimately expected to vest are included in our financial statements. Changes to our estimations and assumptions could have a significant impact on the stock-based compensation amount recognized.

In-Process Research and Development (“IPR&D”) and Goodwill

As a result of our acquisitions we have recorded goodwill and other identifiable finite and indefinite lived acquired intangibles. The identification and valuation of these intangible assets at the time of acquisition require significant management judgment and estimates, including the amount and timing of future cash flows, growth rates, discount rates and useful lives.

We review IPR&D and goodwill for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of the asset might not be recoverable. When evaluating for impairment of indefinite lived intangible assets, we may first perform a qualitative assessment to determine whether it is more likely than not that our indefinite-lived intangible assets are impaired. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flows in future periods, business and economic trends as well as the strategic significance of any intangible assets in our business objectives. Additionally, we consider the reasonableness of the various inputs and assumptions used in determining the IPR&D fair value, including a probability of success factor, a debt free working capital requirement, costs to complete, our tax rate, peak sales years, potential market size, a royalty rate and any up-front milestone revenue payments. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.

  Recent Accounting Pronouncements

The impact of recent accounting pronouncements is more fully described in Note 1 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations

Comparison of the Years ended December 31, 2019 and 2018

Revenues

We did not recognize any revenue or cost of revenues for the years ended December 31, 2019 and 2018.

Research, Development and Patent Expenses

Research, development and patent expenses for the year ended December 31, 2019 increased by $0.5 million as compared to the same period in 2018, primarily due to an increase in clinical trial activities related to the MN-166 (ibudilast) trials offset by a decrease in stock compensation expense for performance-based stock options.

General and Administrative

General and administrative expenses for the year ended December 31, 2019 decreased by $2.0 million compared to the same period in 2018, primarily driven by a decrease in stock compensation expense for performance-based stock options and other general operating expenses.

Other Expense, net

Other expense for the years ended 2019 and 2018 was approximately $46,000 and $23,000, respectively. Other expense consisted of net losses from the joint venture accounted for under the equity method based on our percentage ownership, interest expense and net transaction losses related to vendor invoices denominated in foreign currencies.

Interest Income

Interest income for the year ended December 31, 2019 was approximately $1.1 million, as compared to approximately $0.9 million for the same period in 2018. Interest income consists of interest earned on our cash and cash equivalents.

Liquidity and Capital Resources

We incurred losses of $12.9 million and $14.7 million for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, our accumulated deficit was $369.1 million. Our operating losses to date have been funded primarily through the private placement of our equity securities, the public sale of our common stock, long-term debt, development agreements with partners and the exercise of warrants, net of treasury stock repurchases.

The following table shows a summary of our cash flows for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Net cash (used in) provided by:
Operating activities	(9,125)	(9,114)
Investing activities	(11)	626
Financing activities	10,616	42,809
Total	$1,480	$34,321

Equity Financing

On May 22, 2015, we entered into an at-the-market issuance sales agreement (the “2015 ATM Agreement”) with MLV & Co. LLC (MLV), pursuant to which we could sell common stock through MLV from time to time up to an aggregate offering price of $30.0 million. Sales of our common stock through MLV, if any, were to be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NASDAQ, on any other existing trading market for the common stock or to or through a market maker. MLV could also sell the common stock in privately negotiated transactions, subject to our prior approval. We agreed to pay MLV an aggregate commission rate of up to 4.0% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock depended on the number of shares of common stock sold to MLV and the per share purchase price of each transaction. We were not obligated to make any sales of common stock under the sales agreement and could terminate the sales agreement at any time upon written notice. On September 16, 2016, we entered into an amendment No. 1 to the 2015 ATM Agreement with MLV to also include FBR Capital Markets & Co (FBR) as a sales agent. The 2015 ATM Agreement was terminated on August 23, 2019.

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

For the year ended December 31, 2019, we generated gross and net proceeds of $6.8 million and $6.5 million, respectively, on sales of 804,963 shares of our common stock at prices ranging from $7.24 to $10.03 per share. For the year ended December 31, 2018, we generated gross and net proceeds of $1.6 million and $1.5 million, respectively, on sales of 200,000 shares of our common stock at $7.81 per share.

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

Warrants

During the year ended December 31, 2018, warrants to purchase 750,000 shares were exercised for gross proceeds of $2.4 million. No warrants were outstanding in 2019.

Factors That May Affect Future Financial Condition and Liquidity

As of December 31, 2019, we had available cash and cash equivalents of $63.8 million and working capital of $62.1 million. As of the date of this report, we believe we have sufficient working capital to fund operations at least through the end of 2021.

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

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements, and to complete acquisitions of additional product candidates;
•	the time and costs involved in obtaining regulatory approvals;
•	the costs of securing manufacturing arrangements for clinical or commercial production of our product candidates;
•	the costs associated with any expansion of our management, personnel, systems and facilities;
•	the costs associated with any litigation;
•	the costs associated with the operations or wind-down of any business we may acquire;
•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights; and
•	the costs of establishing or contracting for sales and marketing capabilities and commercialization activities if we obtain regulatory approval to market any of our product candidates.

Off-Balance Sheet Arrangements

At December 31, 2019, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

MediciNova, Inc.

La Jolla, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MediciNova, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 13, 2020 expressed an unqualified opinion thereon.

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

San Diego, California

February 13, 2020

MEDICINOVA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$63,792,657	$62,313,418
Prepaid expense and other current assets	511,916	444,942
Total current assets	64,304,573	62,758,360
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Property and equipment, net	40,550	53,134
Other long-term assets	459,811	10,958
Total assets	$79,205,174	$77,222,692

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$451,326	$616,753
Accrued liabilities and other current liabilities	1,776,912	1,575,161
Total current liabilities	2,228,238	2,191,914
Long-term deferred revenue	1,694,163	1,694,163
Deferred tax liability	201,792	201,792
Other long-term liabilities	186,358	27,211
Total liabilities	4,310,551	4,115,080
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2019 and December 31, 2018; 43,908,065 and 42,081,306 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	43,908	42,081
Additional paid-in capital	444,016,341	429,289,968
Accumulated other comprehensive loss	(92,681)	(93,150)
Accumulated deficit	(369,072,945)	(356,131,287)
Total stockholders’ equity	74,894,623	73,107,612
Total liabilities and stockholders’ equity	$79,205,174	$77,222,692

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
	2019	2018
Operating expenses:
Research, development and patents	$6,079,042	$5,625,814
General and administrative	7,952,035	9,961,012
Total operating expenses	14,031,077	15,586,826
Operating loss	(14,031,077)	(15,586,826)
Interest income	1,148,242	939,909
Other expense, net	(46,163)	(22,894)
Loss before income taxes	(12,928,998)	(14,669,811)
Income tax (expense)	(12,660)	(5,276)
Net loss applicable to common stockholders	$(12,941,658)	$(14,675,087)
Basic and diluted net loss per common share	$(0.30)	$(0.36)
Shares used to compute basic and diluted net loss per common share	43,158,830	41,124,909
Net loss applicable to common stockholders	$(12,941,658)	$(14,675,087)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	469	1,473
Comprehensive loss	$(12,941,189)	$(14,673,614)

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2017	36,452,893	$36,453	$380,156,510	$(94,623)	$(341,456,200)	$38,642,140
Share-based compensation	—		6,330,305	—	—	6,330,305
Issuance of shares under an employee stock purchase plan (ESPP)	7,094	7	51,002	—	—	51,009
Issuance of common stock under public offering, net of offering costs	4,545,928	4,546	38,468,425	—	—	38,472,971
Issuance of common stock under at-the-market equity distribution and sales agreements, net of offering costs	200,000	200	1,514,905	—	—	1,515,105
Issuance of common stock for option exercises	125,391	125	407,071	—	—	407,196
Exercise of warrants	750,000	750	2,361,750	—	—	2,362,500
Net loss	—	—	—	—	(14,675,087)	(14,675,087)
Foreign currency translation adjustments	—	—	—	1,473	—	1,473
Balance at December 31, 2018	42,081,306	42,081	429,289,968	(93,150)	(356,131,287)	73,107,612
Share-based compensation	—	—	4,112,649	—	—	4,112,649
Issuance of shares under an employee stock purchase plan (ESPP)	3,942	4	27,316	—	—	27,320
Issuance of common stock under at-the-market equity distribution and sales agreements, net of offering costs	804,963	805	6,468,705	—	—	6,469,510
Issuance of common stock for option exercises	1,017,854	1,018	4,117,703	—	—	4,118,721
Net loss	—	—	—	—	(12,941,658)	(12,941,658)
Foreign currency translation adjustments	—	—	—	469	—	469
Balance at December 31, 2019	43,908,065	$43,908	$444,016,341	$(92,681)	$(369,072,945)	$74,894,623

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2019	2018
Operating activities:
Net loss	$(12,941,658)	$(14,675,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation	4,112,649	6,330,305
Depreciation and amortization	23,944	25,881
Change in joint venture investment	—	(19,867)
Changes in assets and liabilities:
Receivables, prepaid expenses and other current and long-term assets	(514,021)	(111,682)
Accounts payable, accrued liabilities and other current liabilities	194,099	(663,671)
Deferred tax liability, deferred revenue and other long-term liabilities	—	—
Net cash used in operating activities	(9,124,987)	(9,114,121)
Investing activities:
Proceeds from dissolution of joint venture	—	636,524
Acquisitions of property and equipment	(11,272)	(10,200)
Net cash (used in) provided by investing activities	(11,272)	626,324
Financing activities:
Proceeds from issuance of common stock, exercise of common stock options and warrants, net of issuance costs	10,588,231	42,757,772
Proceeds from issuance of equity under ESPP	27,320	51,009
Net cash provided by financing activities	10,615,551	42,808,781
Effects of foreign exchange rates on cash	(53)	691
Net increase in cash and cash equivalents	1,479,239	34,321,675
Cash and cash equivalents, beginning of period	62,313,418	27,991,743
Cash and cash equivalents, end of period	$63,792,657	$62,313,418
Supplemental disclosure of cash flow information:
Income taxes paid	$11,265	$6,005

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations as, and manages its business in, one operating segment – the acquisition and development of small molecule therapeutics for the treatment of serious diseases with unmet medical needs.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and other highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents at December 31, 2019 and 2018 consisted of money market funds.

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

Fair Value of Financial Instruments

Financial instruments, including cash equivalents and accounts payable, are carried at cost, which management believes approximates fair value because of the short-term nature of these instruments.

IPR&D, Long-Lived Assets and Goodwill

Amounts incurred related to in-process research and development (“IPR&D”) or asset purchases of IPR&D are expensed as incurred. Amounts allocated to IPR&D in connection with a business combination are recorded at fair value and are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets are deemed finite-lived and amortized over a period that best reflects the economic benefits provided by these assets. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested annually for impairment or more frequently if indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative assessment. If, after assessing qualitative factors, the Company determines it is not more likely than not that the fair value is less than its carrying amount, then a quantitative assessment is unnecessary. If the quantitative assessment is deemed necessary, the excess of the carrying value over fair value will be recorded as an impairment. The qualitative assessment focuses on the key inputs, assumptions and rationale utilized in the establishment of the carrying value and related changes since the last quantitative assessment. Based on the results of the Company’s annual qualitative assessment, the Company concluded that it is not more likely than not that IPR&D was impaired for any of the periods presented.

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset (or asset group) may not be recoverable, and the Company will perform an impairment analysis. Long-lived assets are deemed to be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount. Any required impairment loss would be measured as the amount by which the asset’s (or asset group’s) carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense. The Company’s long-lived assets were deemed to be recoverable for all periods presented.

Goodwill is reviewed for impairment annually (as of December 31st) or more frequently if indicators of impairment exist. As the Company operates in a single operating segment and reporting unit, goodwill is assessed at a consolidated level. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If so, the Company will proceed with a quantitative assessment that compares the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying value as a result of either the qualitative or quantitative test, goodwill is not considered impaired. Based on the results of the Company’s annual qualitative assessment, the Company concluded that it is not more likely than not that goodwill was impaired for any of the periods presented.

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $5.7 million and $5.3 million for the years ended December 31, 2019 and 2018, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents on developments in Research, Development and Patents expenses. Such patent-related expenses totaled $0.3 million for the years ended December 31, 2019 and 2018, respectively.

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

Net Loss Per Share

The Company computes basic net loss per share using the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares and potentially dilutive securities (common share equivalents) outstanding during the period. Common share equivalents outstanding, determined using the treasury stock method, are comprised of shares that may be issued under the outstanding stock options. Common share equivalents were excluded from the diluted net loss per share calculation because of their anti-dilutive effect for all periods presented.

Potentially dilutive outstanding securities of 6,802,093 and 6,609,647 for the years ended December 31, 2019 and 2018, respectively, were excluded from diluted net loss per common share because of their anti-dilutive effect.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The Company adopted ASU 2016-02 in the first quarter of 2019 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of right-of-use assets. The Company elected to not recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less and to not separate non-lease components from lease. The adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of right-of-use assets of approximately $0.4 million, lease liabilities for operating leases of approximately $0.4 million and a zero cumulative-effect adjustment to accumulated deficit, with no material impact to its consolidated statements of operations. See Note 5 for further information regarding the impact of the adoption of ASU 2016-02 on the Company's financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The modified standard eliminates the requirement to disclose changes in unrealized gains and losses included in earnings for recurring Level 3 fair value measurements and requires that changes in unrealized gains and losses be included in other comprehensive income for recurring Level 3 fair value measurements of instruments. The standard also requires the disclosure of the range and weighted average used to develop significant unobservable inputs and how weighted average is calculated for recurring and nonrecurring Level 3 fair value measurements. The amendment is effective for fiscal years beginning after December 15, 2019 and interim periods within that fiscal year with early adoption permitted. The Company does not expect the standard to have a material impact on its consolidated financial statements.

2. Revenue Recognition

Revenue Recognition Policy

Revenues consist mainly of research and development services performed under a contract with a customer. The Company evaluates the separate performance obligation(s) under each contract, allocates the transaction price to each performance obligation considering the estimated stand-alone selling prices of the services and recognizes revenue upon the satisfaction of such obligations at a point in time or over time dependent on the satisfaction of one of the following criteria: (1) the customer simultaneously receives and consumes the economic benefits provided by the vendor’s performance (2) the vendor creates or enhances an asset controlled by the customer (3) the vendor’s performance does not create an asset for which the vendor has an alternative use, and (4) the vendor has an enforceable right to payment for performance completed to date.

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

The Company concluded the two studies to be performed under the agreement represented two separate performance obligations. The transaction price was allocated between the two studies that were deemed separate performance obligations based on the expected costs to be incurred for each obligation. While amounts were received in advance for the studies, at contract inception, both parties anticipated the contract would be completed within 1 year, so no significant financing component existed at contract inception. Revenue is recognized proportional to the total costs expected for each performance obligation as incurred over the service period. The first study was completed in 2013 and the timing of the second study is undetermined as of December 31, 2019. The amount received from Kissei and allocated, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue since it is non-refundable and not expected to be started within the next year and will be recognized as revenue as the remaining performance obligation is satisfied. No revenue was recognized for the years ended December 31, 2019 and 2018 in connection with the collaboration agreement with Kissei.

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

Cash equivalents including money market accounts of $691,649 and $677,594 measured at fair value as of December 31, 2019 and 2018, respectively, are classified within Level 1.

4. Balance Sheet Details

Property and Equipment

Property and equipment, net, consist of the following:

	December 31,
	2019	2018
Leasehold improvements	$16,326	$16,121
Furniture and equipment	236,622	235,095
Software	285,461	285,446
	538,409	536,662
Less accumulated depreciation and amortization	(497,859)	(483,528)
Property and equipment, net	$40,550	$53,134

The Company uses the straight-line method to record depreciation expense with useful lives of three to five years. Depreciation and amortization of property and equipment of $23,944, and $25,881was recorded for the years ended December 31, 2019 and 2018, respectively.

Accrued Liabilities and Other Current Liabilities

Accrued liabilities consist of the following:

	December 31,
	2019	2018
Accrued compensation	$768,498	$1,137,869
Research and development costs	572,880	226,597
Professional services fees	80,827	18,763
Other	354,707	191,932
Total accrued liabilities and other current liabilities	$1,776,912	$1,575,161

5. Commitments and Contingencies

Lease Commitments

The Company has operating leases primarily for real estate in the United States and Japan. The United States lease is for the Company’s headquarters in San Diego and is for a term of four years and one month with a term date of December 31, 2021. The Company’s lease in Tokyo, Japan was renewed in May 2019 and has a term of two years with an auto-renewal, two-year extension. The real estate operating leases are included in "Other long-term assets" on the Company's balance sheet and represents the Company’s right to use the underlying assets for the lease term. The Company’s obligation to make lease payments are included in "Accrued liabilities and other current liabilities" and "Other long-term liabilities" on the Company's balance sheet. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of December 31, 2019, total right-of-use assets and operating lease liabilities were approximately $0.4 million, respectively. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expenses. The Company’s finance lease was deemed immaterial to the consolidated financial statements.

As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would expect to pay to borrow on a collateralized and fully amortizing basis over a similar term an amount equal to the lease payments in a similar economic environment.

Information related to the Company's right-of-use assets and related lease liabilities are as follows:

Year Ended
December 31, 2019

Cash paid for operating lease liabilities	$229,450
Operating lease costs	226,766
Right-of-use assets obtained in exchange for new operating lease obligations	534,605

Maturities of operating lease liabilities as of December 31, 2019 were as follows:
2020	243,313
2021	190,340
433,653
Less imputed interest	(34,306)
Total lease liabilities	$399,347

Current operating lease liabilities	$216,768
Long-term operating lease liabilities	182,579
Total operating lease liabilities	$399,347

Weighted-average remaining lease term	1.81
Discount rate	8.8%

The total estimated future annual minimum lease payments under the Company’s non-cancelable building and copier leases under ASC 840 for the years ending after December 31, 2018 are as follows:

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

No amounts have been expended under these agreements during the years ended December 31, 2019 and 2018. For products currently in development, future potential milestone payments based on product development of MN-166 (ibudilast) and MN-001 (tipelukast) are $10.0 million as of December 31, 2019. For all other products, future potential milestone payments related to development milestones and commercialization milestones totaled $33.5 million as of December 31, 2019. There are no minimum royalties required under any of the license agreements. The Company is unable to estimate with certainty the timing on when these milestone payments will occur as these payments are dependent upon the progress of the Company’s product development programs.

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

On July 24, 2017, the Company and Beijing Medfron Medical Technologies Co., Ltd. agreed to dissolve Zhejiang Sunmy, subject to approval by applicable Chinese regulatory authorities which was granted on December 11, 2017. In 2018, the Company received proceeds of $0.6 million from the dissolution of the joint venture and liquidation of its investment, resulting in an immaterial gain recorded within other expense, net in the statement of operations and comprehensive loss for the year ended December 31, 2018.

7. Share-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan, or 2013 Plan, under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan, or 2004 Plan. A total of 2,500,000 shares of common stock were initially reserved for issuance under the 2013 Plan. At the annual meeting of stockholders held in June 2019, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of common stock reserved for issuance under the plan by 2,000,000 shares. In addition, “returning shares” that may become available from time to time are added back to the plan. “Returning shares” are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2004 Plan, all outstanding stock awards granted under the 2004 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan. As of December 31, 2019, 2,284,292 shares remain available for future grant under the 2013 Plan.

The Company issues employee performance-based stock options, the vesting of which is based on a determination made by the board of directors as to the achievement of certain corporate objectives at the end of the performance period. The grant date of such awards is the date on which the board of directors makes its determination. For periods preceding the grant date, the expense related to these awards is measured based on their fair value at each reporting date. As of December 31, 2019, there were a total of 1,172,000 shares underlying performance options that were subject to vesting based on achievement of performance milestones for 2019. In

January 2020, the Board of Directors determined that the performance milestones were achieved at the 75% level and accordingly 879,000 of these options vested and the remaining shares were forfeited.

Stock Options

Options granted under the 2013 Plan and 2004 Plan have terms of ten years from the date of grant unless earlier terminated and generally vest over a three or four-year period.

The exercise price of all options granted during the years ended December 31, 2019 and 2018 was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information for the years ended December 31, 2019 and 2018 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	5,514,038	$4.03
Granted	1,222,000	$7.11
Exercised	(125,391)	$3.25
Cancelled	(1,000)	$4.52
Outstanding at December 31, 2018	6,609,647	$4.61
Granted	1,337,000	$9.67
Exercised	(1,017,854)	$4.05
Cancelled	(126,700)	$8.84
Outstanding at December 31, 2019	6,802,093	$5.61
Exercisable at December 31, 2019	5,600,093	$4.74

	Number of Option Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2018	1,200,833	$4.04
Granted	1,337,000	$2.76
Vested	(1,230,833)	$4.07
Forfeitures	(105,000)	$5.39
Non-vested at December 31, 2019	1,202,000	$2.65

The aggregate intrinsic value of options exercised was $5.2 million and $788,423 for the years ended December 31, 2019 and 2018, respectively. Options outstanding and exercisable at December 31, 2019 had a weighted average contractual life of 6.10 years, respectively.

As of December 31, 2019 and 2018, the total intrinsic value of options outstanding was $11.8 million and $23.6 million, respectively. Total intrinsic value of options exercisable was $11.8 million and $22.2 million as of December 31, 2019 and 2018, respectively.

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

For the year ended December 31, 2019, an aggregate of 3,942 shares were issued under the ESPP, leaving 202,936 shares available for future issuance.

Compensation Expense

The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Year Ended December 31,
	2019	2018
Stock Options
Risk-free interest rate	1.72%	2.52%
Expected volatility of common stock	57.78%	61.56%
Dividend yield	0.00%	0.00%
Expected option term (in years)	4.59	4.56

The estimated fair value of employee stock purchase rights under the Company’s ESPP was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Year Ended December 31,
	2019	2018
Employee Stock Purchase Plan
Risk-free interest rate	2.20%	2.07%
Expected volatility of common stock	67.56%	70.41%
Dividend yield	0.00%	0.00%
Expected option term (in years)	0.5	0.5

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

The weighted-average fair value of each stock option granted during the years ended December 31, 2019 and 2018, estimated as of the grant date using the Black-Scholes option valuation model, was $2.76 per option and $4.57 per option, respectively.

Stock-based compensation expense for stock option awards and ESPP shares are reflected in total operating expenses for each respective year.

The following table summarizes stock-based compensation expenses for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
Research, development and patents	$1,150,995	$1,815,105
General and administrative	2,961,654	4,515,200
Total stock-based compensation expense	$4,112,649	$6,330,305

As of December 31, 2019, there was $0.2 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.04 years, on a straight-line basis.

8. Stockholders’ Equity

Equity Offerings

On May 22, 2015, the Company entered into an at-the-market issuance sales agreement (the “2015 ATM Agreement”) with MLV & Co. LLC (MLV), pursuant to which the Company could sell common stock through MLV from time to time up to an aggregate offering price of $30.0 million. Sales of the Company’s common stock through MLV, if any, were to be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NASDAQ, on any other existing trading market for the common stock or to or through a market maker. MLV could also sell the common stock in privately negotiated transactions, subject to the Company’s prior approval. The Company agreed to pay MLV an aggregate commission rate of up to 4.0% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock depended on the number of shares of common stock sold to MLV and the per share purchase price of each transaction. The Company was not obligated to make any sales of common stock under the sales agreement and could terminate the sales agreement at any time upon written notice. On September 16, 2016, the Company amended the original sales agreement with MLV to also include FBR Capital Markets & Co as a sales agent. The 2015 ATM Agreement was terminated on August 23, 2019.

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

The following table summarizes the activity under the ATM agreements for the following periods (in thousands except share price and shares sold):

	December 31,
	2019	2018
Gross proceeds	$6,758	$1,562
Net proceeds	$6,544	$1,515
Shares sold	804,963	200,000
Price range	$7.24 - 10.03	$7.81

Warrants

During the year ended December 31, 2018, 750,000 shares of the Company’s common stock were issued upon exercise of warrants for gross proceeds of $2.4 million. There were no warrants outstanding as of December 31, 2019 and 2018.

Common Stock Reserved for Future Issuance

The following table summarizes common stock reserved for future issuance at December 31, 2019:

Common Stock reserved for issuance under the ESPP	202,936
Common stock reserved for issuance upon exercise of options outstanding (under the 2004 Plan and 2013 Plan)	6,802,093
Common stock reserved for future equity awards (under the 2013 Plan)	2,284,292
9,289,321

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

9. Income Taxes

A reconciliation of loss before income taxes for domestic and foreign locations for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31,
	2019	2018
United States	$(12,952,730)	$(14,689,617)
Foreign	23,732	19,806
Loss before income taxes	$(12,928,998)	$(14,669,811)

A reconciliation of income tax benefit (expense) for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31,
Current:	2019	2018
Federal	$—	$—
State	—	—
Foreign	(12,660)	(5,276)
Total current income tax benefit (expense)	(12,660)	(5,276)
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred income tax benefit (expense)	—	—
Total income tax benefit (expense)	$(12,660)	$(5,276)

The significant components of deferred income taxes at December 31, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31,
Deferred tax assets:	2019	2018
Net operating loss carryforwards	$64,601	$62,025
Capitalized licenses	176	286
Research tax credits	8,690	8,434
Stock options	3,120	3,922
Other, net	601	580
Right-of-use asset	74	—
Total deferred tax assets	77,262	75,247
Deferred tax liabilities
Right-of-use liability	(68)	—
In process R&D	(1,343)	(1,343)
Total deferred tax liabilities	(1,411)	(1,343)
Net deferred tax assets	75,851	73,904
Valuation allowance	(76,053)	(74,106)
Net deferred tax liability	$(202)	$(202)

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

At December 31, 2019, the Company has federal and California net operating loss (NOL), carryforwards of approximately $258.2 million and $148.7 million, respectively. The federal NOL carryforwards begin to expire in 2020, and the California NOL carryforwards begin to expire in 2028. At December 31, 2019, the Company also had federal and California research tax credit carry forwards of approximately $7.1 million and $2.0 million, respectively. The federal research tax credit carryforwards begin to expire in 2024, and the California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized.

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

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	3.2	6.4
Tax credits	2.0	1.5
Change in valuation allowance	(15.0)	(27.2)
Permanent differences	(0.1)	(0.1)
Stock compensation	(11.1)	(1.7)
Other	(0.1)	0.1
Provision for income taxes	(0.1)%	0.0%

 The Company files income tax returns in the United States, California and foreign jurisdictions. Due to the Company’s losses incurred, the Company is potentially subject to income tax examination by tax authorities from inception to date. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2019, there are no unrecognized tax benefits nor any significant accruals for interest related to unrecognized tax benefits or tax penalties.

10. Employee Savings Plan

The Company has an employee savings plan available to substantially all employees. Under the plan, an employee may elect salary reductions which are contributed to the plan. The plan provides for discretionary contributions by the Company, which totaled $78,412 and $76,903 for the years ended December 31, 2019 and 2018, respectively.

11. Subsequent Events

The Company has evaluated all subsequent events that have occurred after the date of the accompanying financial statements and determined that there were no events or transactions occurring which require recognition or disclosure in the Company’s consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

BDO USA, LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2019.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

MediciNova, Inc.

La Jolla, California

Opinion on Internal Control over Financial Reporting

We have audited MediciNova, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and our report dated February 13, 2020 expressed an unqualified opinion thereon.

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

February 13, 2020

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be contained in the sections titled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance,” “Meetings and Committees of the Board”, and “Executive Officers” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the conclusion of our fiscal year ended December 31, 2019 (the “Proxy Statement”) and is incorporated in this Annual Report on Form 10-K by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain of the information required by this item will be contained in the section titled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

The following table provides information as of December 31, 2019 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders (1)	6,802,093	$5.61	2,487,228
Total	6,802,093	$5.61	2,487,228

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

10.11*

Executive Employment Agreement, dated April 1, 2007, between the Registrant and Yuichi Iwaki, M.D., Ph.D. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed April 4, 2007).

10.12*	2007 Employee Stock Purchase Plan of the Registrant (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-33185) filed March 13, 2007).

10.13†

Development and Supply Agreement, dated as of March 26, 2009, between the Registrant and Hospira Worldwide, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 30, 2009).

10.14†

Assignment Agreement, dated December 19, 2005, between Genzyme Corporation and Avigen, Inc. (incorporated by reference to Exhibit 10.58 of Avigen, Inc.’s Annual Report on Form 10-K (File No. 000-28272) filed March 16, 2006).

10.15†

Asset Purchase Agreement, dated December 17, 2008, between Baxter Healthcare Corporation, Baxter International Inc., and Baxter Healthcare S.A. and Avigen, Inc. (incorporated by reference to Exhibit 2.2 of Avigen, Inc.’s Annual Report on Form 10-K (File No. 000-28272) filed March 16, 2009).

10.16*

Form of Amendment to Employment Agreement, dated December 31, 2011, between the Registrant and Yuichi Iwaki, M.D., Ph.D. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed January 4, 2011).

10.17†

Joint Venture Agreement, dated June 29, 2011, among the Registrant, Zhejiang Medicine Co., Ltd. and Beijing Make-Friend Medicine Technology Co., Ltd. (incorporated by reference to Exhibit 10.44 of the Registrant’s Current Report on Form 10-Q (File No. 001-33185) filed August 15, 2011).

10.18

Sublease, by and between MediciNova, Inc. and Cardinal Health 127 Inc., dated August 31, 2017 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 7, 2017).

10.19

Securities Purchase Agreement, dated May 9, 2013, between the Registrant and Samurai Investments San Diego LLC and Fountain Erika LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 10, 2013).

Exhibit Number	Description

10.20*	2013 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K filed March 27, 2014).

10.21*	Amended and Restated 2013 Equity Incentive Plan of the Registrant.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed July 26, 2017).

10.22*

Form of Notice of Stock Option Grant and Stock Option Agreement for awards pursuant to the 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed November 7, 2013).

10.23*

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

10.26

At-the-Market Issuance Sales Agreement, dated May 22, 2015, by and between MediciNova, Inc. and MLV & Co. LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 22, 2015).

10.27

Services Agreement, effective March 31, 2016, by and between MediciNova, Inc. and Signature Analytics San Diego, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 31, 2016).

10.28

Amendment No. 1 to At-the Market Issuance Sales Agreement, dated September 16, 2016, by and among MediciNova, Inc., MLV & Co. LLC and FBR Capital Markets & Co. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed September 16, 2016).

10.29

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

101

The following financial statements from MediciNova, Inc. on Form 10-K as of and for the year ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements.

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

MEDICINOVA, INC.
A Delaware Corporation

Date: February 13, 2020	By:	/s/ Yuichi Iwaki
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

Signature	Title	Date

/s/ Yuichi Iwaki Yuichi Iwaki, M.D., Ph.D.	Director, President and Chief Executive Officer (Principal executive officer)	February 13, 2020

/s/ Carla Reyes Carla Reyes	Chief Financial Officer (Principal financial and accounting officer)	February 13, 2020

/s/ Jeff Himawan Jeff Himawan, Ph.D.	Chairman of the Board of Directors	February 13, 2020

/s/ Yoshio Ishizaka Yoshio Ishizaka	Director	February 13, 2020

/s/ Yutaka Kobayashi Yutaka Kobayashi	Director	February 13, 2020

/s/ Kazuko Matsuda Kazuko Matsuda	Director	February 13, 2020
/s/ Hideki Nagao Hideki Nagao	Director	February 13, 2020