Form 10-Q
period 2020-03-31
MEDICINOVA INC
filed 2020-04-23
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

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

As of April 21, 2020, the registrant had 44,067,859 shares of Common Stock ($0.001 par value) outstanding.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	The widespread outbreak of an illness or any other communicable disease, such as COVID-19, or any other public health crisis, could adversely affect our business;
•	Inability to raise additional capital if needed;
•	Inability to generate revenues from product sales to continue business operations;
•	Inability to develop and commercialize our product candidates;
•	Failure or delay in completing clinical trials or obtaining Food and Drug Administration or foreign regulatory approval for our product candidates in a timely manner;
•	Unsuccessful clinical trials stemming from clinical trial designs, failure to enroll a sufficient number of patients, undesirable side effects and other safety concerns;
•	Inability to demonstrate sufficient efficacy of product candidates;
•	Reliance on the success of our MN-166 (ibudilast) and MN-001 (tipelukast) product candidates;
•	Delays in commencement or completion of clinical trials or suspension or termination of clinical trials;
•	Loss of our licensed rights to develop and commercialize a product candidate as a result of the termination of the underlying licensing agreement;
•	Competitors may develop products rendering our product candidates obsolete and noncompetitive;
•	Inability to successfully attract partners and enter into collaborations on acceptable terms;
•	Dependence on third parties to conduct clinical trials and to manufacture product candidates;
•	Dependence on third parties to market and distribute products;
•	Our product candidates, if approved, may not gain market acceptance or obtain adequate coverage for third party reimbursement;
•	Disputes or other developments concerning our intellectual property rights;
•	Actual and anticipated fluctuations in our quarterly or annual operating results;
•	Price and volume fluctuations in the overall stock markets;
•	Litigation or public concern about the safety of our potential products;
•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange;
•	High quality material for our products may become difficult to obtain or expensive;

•	Strict government regulations on our business;
•	Regulations governing the production or marketing of our product candidates;
•	Loss of, or inability to attract, key personnel; and
•	Economic, political, foreign exchange and other risks associated with international operations.

MEDICINOVA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,330,267	$63,792,657
Prepaid expenses and other current assets	835,537	511,916
Total current assets	62,165,804	64,304,573
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Property and equipment, net	38,118	40,550
Other non-current assets	410,319	459,811
Total assets	$77,014,481	$79,205,174
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$377,500	$451,326
Accrued expenses and other liabilities	1,417,143	1,776,912
Total current liabilities	1,794,643	2,228,238
Long-term deferred revenue	1,694,163	1,694,163
Deferred tax liability	201,792	201,792
Other non-current liabilities	127,615	186,358
Total liabilities	3,818,213	4,310,551
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2020 and December 31, 2019; 43,978,996 and 43,908,065 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	43,979	43,908
Additional paid-in capital	445,031,594	444,016,341
Accumulated other comprehensive loss	(92,801)	(92,681)
Accumulated deficit	(371,786,504)	(369,072,945)
Total stockholders’ equity	73,196,268	74,894,623
Total liabilities and stockholders' equity	$77,014,481	$79,205,174

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended
	March 31,
	2020	2019
Operating expenses:
Research, development and patents	$1,250,745	$1,633,878
General and administrative	1,673,754	3,345,481
Total operating expenses	2,924,499	4,979,359
Operating loss	(2,924,499)	(4,979,359)
Interest income	223,280	304,245
Other income (expense)	(12,340)	(22,076)
Net loss applicable to common stockholders	$(2,713,559)	$(4,697,190)
Basic and diluted net loss per common share	$(0.06)	$(0.11)
Shares used to compute basic and diluted net loss per common share	43,949,291	42,467,905
Net loss applicable to common stockholders	$(2,713,559)	$(4,697,190)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(120)	(1,781)
Comprehensive loss	$(2,713,679)	$(4,698,971)

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2020
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2019	43,908,065	$43,908	$444,016,341	$(92,681)	$(369,072,945)	$74,894,623
Share-based compensation	—	—	596,378	—	—	596,378
Issuance of shares under an employee stock purchase plan (ESPP)	1,979	2	6,252	—	—	6,254
Issuance of common stock under at-the-market equity distribution and sales agreements, net of offering costs	68,952	69	412,623	—	—	412,692
Net loss	—	—	—	—	(2,713,559)	(2,713,559)
Foreign currency translation adjustments	—	—	—	(120)	—	(120)
Balance at March 31, 2020	43,978,996	$43,979	$445,031,594	$(92,801)	$(371,786,504)	$73,196,268

	Three Months Ended March 31, 2019
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2018	42,081,306	$42,081	$429,289,968	$(93,150)	$(356,131,287)	$73,107,612
Share-based compensation	—	—	2,699,500	—	—	2,699,500
Issuance of shares under an employee stock purchase plan	2,401	2	16,901	—	—	16,903
Issuance of common stock under at-the-market equity distribution and sales agreements, net of offering costs	—	—	(8,532)	—	—	(8,532)
Issuance of common stock for option exercises	977,454	978	3,919,757	—	—	3,920,735
Net loss	—	—	—	—	(4,697,190)	(4,697,190)
Foreign currency translation adjustments	—	—	—	(1,781)	—	(1,781)
Balance at March 31, 2019	43,061,161	$43,061	$435,917,594	$(94,931)	$(360,828,477)	$75,037,247

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	March 31,
	2020	2019
Operating activities:
Net loss	$(2,713,559)	$(4,697,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	596,378	2,699,500
Depreciation and amortization	5,060	6,134
Changes in assets and liabilities:
Prepaid expenses and other assets	(273,037)	(109,707)
Accounts payable, accrued liabilities and other liabilities	(493,464)	(928,027)
Net cash used in operating activities	(2,878,622)	(3,029,290)
Investing activities:
Acquisition of property and equipment	(2,594)	(1,953)
Net cash used in investing activities	(2,594)	(1,953)
Financing activities:
Proceeds from issuance of common stock, exercise of common stock options and warrants, net of issuance costs	412,692	3,912,202
Proceeds from issuance of equity awards under ESPP	6,254	16,903
Net cash provided by financing activities	418,946	3,929,105
Effect of exchange rate changes on cash and cash equivalents	(120)	(1,617)
Net change in cash and cash equivalents	(2,462,390)	896,245
Cash and cash equivalents, beginning of period	63,792,657	62,313,418
Cash and cash equivalents, end of period	$61,330,267	$63,209,663

See accompanying notes.

MEDICINOVA, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Interim Financial Information

Organization and Business

MediciNova, Inc. (the “Company” or “MediciNova”) was incorporated in the state of Delaware in September 2000 and is a public company. The Company’s common stock is listed in both the United States and Japan and trades on the NASDAQ Global Market and the JASDAQ Market of the Tokyo Stock Exchange. MediciNova is a biopharmaceutical company focused on developing novel, small molecule therapeutics for the treatment of serious diseases with unmet medical needs with a commercial focus on the United States market. The Company’s current strategy is to focus its development activities on MN-166 (ibudilast) for neurological disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS), chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, and substance dependence and addiction (e.g., methamphetamine dependence, opioid dependence and alcohol dependence), as well as for acute respiratory distress syndrome (ARDS), and MN-001 (tipelukast) for fibrotic diseases such as nonalcoholic steatohepatitis (NASH) and idiopathic pulmonary fibrosis (IPF). The Company’s pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma and MN-029 (denibulin) for solid tumor cancers.

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

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

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $1.2 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents on developments in Research, Development and

Patents expenses. Such patent-related expenses totaled $0.1 million for each of the three months ended March 31, 2020 and 2019, respectively.

Risks and Uncertainties

The pandemic caused by an outbreak of a new strain of coronavirus (“COVID-19”) has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. Based on the Company’s current assessment, the Company does not expect any material impact on its long-term development timeline and its liquidity due to the worldwide spread of the COVID-19 virus. However, the Company is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and workforce.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The modified standard eliminates the requirement to disclose changes in unrealized gains and losses included in earnings for recurring Level 3 fair value measurements and requires that changes in unrealized gains and losses be included in other comprehensive income for recurring Level 3 fair value measurements of instruments. The standard also requires the disclosure of the range and weighted average used to develop significant unobservable inputs and how weighted average is calculated for recurring and nonrecurring Level 3 fair value measurements. The amendment was effective for fiscal years beginning after December 15, 2019 and interim periods within that fiscal year with early adoption permitted. The Company adopted ASU 2018-13 on January 1, 2020 with no material impact on its consolidated financial statements.

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

Kissei Pharmaceutical Co., Ltd

In October 2011, the Company entered into a collaboration agreement with Kissei Pharmaceutical Co., Ltd., (“Kissei”), to perform research and development services relating to MN-221 (bedoradrine) in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, the Company is responsible for all costs to be incurred in the performance of these services. The Company assessed the services in accordance with the authoritative guidance and concluded that the two studies to be performed under the agreement represented two separate performance obligations. The transaction price was allocated among the two studies that were deemed separate performance obligations based on the expected costs to be incurred for each obligation. Revenue is recognized proportional to the total costs expected for each performance obligation as incurred over the service period. The first study was completed in 2013 and the timing of the second study is undetermined as of March 31, 2020. The amount received from Kissei and allocated, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue and will be recognized as revenue as the remaining performance obligation is satisfied. No revenue was recognized for the three months ended March 31, 2020 and 2019 in connection with the collaboration agreement with Kissei.

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

Cash equivalents, including money market accounts of $693,794 and $691,649 measured at fair value as of March 31, 2020 and December 31, 2019, respectively, are classified within Level 1.

4. Stock-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan, or 2013 Plan, under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan, or 2004 Plan. A total of 7,200,000 shares of common stock are reserved for issuance under the 2013 Plan. In addition, “returning shares” that may become available from time to time are added back to the plan. “Returning shares” are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2004 Plan, all outstanding stock awards granted under the 2004 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan. As of March 31, 2020, 1,448,135 shares remain available for future grants under the 2013 Plan.

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

Stock Options

Options granted under the 2013 Plan and the 2004 Plan have terms of ten years from the date of grant unless earlier terminated and generally vest over a three or four year period. The exercise price of all options granted through March 31, 2020 and in 2019, was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of March 31, 2020 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	6,802,093	$5.61
Granted	1,211,000	6.87
Exercised	-	-
Cancelled	(374,843)	9.16
Outstanding at March 31, 2020	7,638,250	$5.64
Exercisable at March 31, 2020	6,412,250	$5.39

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

For the three months ended March 31, 2020, an aggregate of 1,979 shares were issued under the ESPP. As of March 31, 2020, there were 215,957 shares available for future issuance under the ESPP.

Compensation Expense

Stock-based compensation expense for stock option awards and ESPP shares are reflected in total operating expenses for each respective year.

The following table summarizes stock-based compensation expenses for the three months ended March 31, 2020 and 2019, respectively:

	Three months ended
	March 31,
	2020	2019
Research, development and patents	$162,697	$793,055
General and administrative	433,681	1,906,445
Total stock-based compensation expense	$596,378	$2,699,500

The Company uses the Black-Scholes valuation model for determining the estimated fair value for stock-based awards granted to employees and stock purchased under the ESPP. The following table provides the assumptions used in the Black-Scholes valuation model used to estimate the fair value of options granted and stock purchased under the ESPP during the three months ended March 31, 2020 and 2019, and to estimate the fair value of performance-based stock options as of March 31, 2020 and 2019.

	March 31, 2020	March 31, 2019
Stock Option assumptions:
Risk-free interest rate	0.37 - 1.68%	2.23 - 2.53%
Expected volatility of common stock	57.44 - 62.9%	61.82 - 62.3%
Dividend yield	0.0%	0%
Expected term (in years)	4.52 - 5.56	4.5 - 5.5

As of March 31, 2020, there was $1.5 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.79 years, on a straight-line basis.

5. Stockholders’ Equity

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

 For the three months ended March 31, 2020, the Company generated net proceeds of $0.4 million under the 2019 ATM Agreement, on sales of 68,952 shares of the Company’s common stock at a weighted average price of $6.19 per share.

6. Net Loss Per Share

The Company computes basic net loss per share using the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares and potentially dilutive securities (common share equivalents) outstanding during the period. Common share equivalents outstanding, determined using the treasury stock method, are comprised of shares that may be issued under the Company’s stock option agreements. Common share equivalents are excluded from the diluted net loss per share calculation if their effect is anti-dilutive.

Potentially dilutive outstanding securities excluded from diluted net loss per common share due to their anti-dilutive effect totaled 7,638,250 shares and 6,804,193 shares for the three months ended March 31, 2020 and 2019, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 13, 2020. Past operating results are not necessarily indicative of results that may occur in future periods.

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

Overview

We are a biopharmaceutical company focused on developing novel, small molecule therapeutics for the treatment of serious diseases with unmet medical needs and a commercial focus on the United States market. Our current strategy is to focus our development activities on MN-166 (ibudilast) for neurological disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS), chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, and substance dependence and addiction (e.g., methamphetamine dependence, opioid dependence, and alcohol dependence), as well as for acute respiratory distress syndrome (ARDS), and MN-001 (tipelukast) for fibrotic diseases such as nonalcoholic steatohepatitis (NASH) and idiopathic pulmonary fibrosis (IPF). Our pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma and MN-029 (denibulin) for solid tumor cancers. We were incorporated in Delaware in September 2000.

We have incurred significant net losses since our inception. As of March 31, 2020, from inception, our accumulated deficit was $371.8 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

•	Consider strategic partnerships with one or more leading pharmaceutical companies to complete product development and successfully commercialize our products.

We develop and maintain relationships with pharmaceutical companies that are therapeutic category leaders. We intend to discuss strategic alliances with leading pharmaceutical companies who seek product candidates, such as MN-166 (ibudilast), MN-001 (tipelukast), MN-221 (bedoradrine) and MN-029 (denibulin), which could further support our clinical development and product commercialization.

Impact of COVID-19 on Our Business

The pandemic caused by an outbreak of a new strain of coronavirus (“COVID-19”) has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. Uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. As such, we are uncertain as what effect the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the response to curb its spread, currently we are not able to estimate the effects of the COVID-19 outbreak to our results of operations, financial condition, or liquidity.

Revenues and Cost of Revenues

In October 2011, we entered into a collaboration agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, to perform research and development services relating to MN-221 (bedoradrine) in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, we are responsible for all costs to be incurred in the performance of these services. We assessed the services in accordance with the authoritative guidance and concluded that the two studies to be performed under the agreement represented two separate performance obligations. The transaction price was allocated between the two studies that were deemed separate performance obligations based on the expected costs to be incurred for each obligation. Revenue is recognized proportional to the total costs expected for each performance obligation as incurred over the service period. The first study was completed in 2013 and the timing of the second study is undetermined as of March 31, 2020. The amount received from Kissei and allocated, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue since it is non-refundable and not expected to be started within the next year and will be recognized as revenue as the remaining performance obligation is satisfied. No revenue was recognized in the three months ended March 31, 2020 and 2019, in connection with the collaboration agreement with Kissei.

Research, Development and Patents Expenses

Our research, development and patents expenses consist primarily of license fees related to our product candidates, salaries and related employee benefits, costs associated with the preclinical and clinical development of our product development programs, costs associated with non-clinical activities, such as regulatory expenses, and pre-commercialization manufacturing development activities. We use external service providers to manufacture our compounds to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. Research, development and patents expenses include fees paid to consultants, contract research organizations, contract manufacturers and other external service providers, including professional fees and costs associated with legal services, patents and patent applications for our intellectual property. Internal research and development expenses include costs of compensation and other expenses for research and development personnel, supplies, facility costs and depreciation. Research, development and patents costs are expensed as incurred and we expect to increase such costs throughout 2020 as our development programs progress.

The following table summarizes our research, development and patents expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Three months ended
	March 31,
	2020	2019
External development expense:
MN-221	$3	$9
MN-166	618	397
MN-001	48	26
MN-029	1	—
Total external development expense	670	432
R&D personnel expense	430	1,075
R&D facility and depreciation expense	12	12
Patent expenses	71	83
Other R&D expense	68	32
Total research, development and patent expense	$1,251	$1,634

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

Goodwill and Purchased Intangibles

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets of an acquired business. The allocation of purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered a business or a set of net assets as a portion of the purchase price can only be allocated to goodwill in a business combination. Goodwill and intangible assets deemed to have indefinite lives, such as in-process research and development (“IPR&D”) are not amortized but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets that have finite useful lives require the use of estimates and the exercise of judgment. These judgments can significantly affect our net operating results. As of March 31, 2020, goodwill and IPR&D were $9.6 million and $4.8 million, respectively.

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

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

Research, Development and Patents Expenses

Research, development and patents expenses were $1.3 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively. The decrease of $0.3 million was due to lower stock compensation expense for performance-based stock options resulting from a decrease in our stock price.

General and Administrative

General and administrative expenses were $1.7 million and $3.3 million for the three months ended March 31, 2020 and 2019, respectively. The decrease of $1.6 million was primarily due to lower stock compensation expense for performance-based stock options resulting from a decrease in our stock price.

Liquidity and Capital Resources

Net cash used in operating activities during the three months ended March 31, 2020 was $2.9 million compared to $3.0 million during the same period in 2019. Net cash used in operating activities primarily reflects the net loss and changes in operating assets and liabilities for those periods, which was partially offset by non-cash stock-based compensation expense.

Net cash provided by financing activities was $0.4 million during the three months ended March 31, 2020 compared to $3.9 million during the same period in 2019. Net cash provided by financing activities during the three months ended March 31, 2020 is primarily due to the sale of 68,952 shares of common stock under the 2019 ATM Agreement for net proceeds of $0.4 million. Net cash provided by financing activities during the three months ended March 31, 2019 is primarily due to the exercise of options to purchase 977,454 shares of our common stock. Cash proceeds from financing activities are used for working capital and general corporate purposes.

On May 22, 2015, we entered into an at-the-market issuance sales agreement (the “2015 ATM Agreement”) with MLV & Co. LLC (MLV), pursuant to which we could sell common stock through MLV from time to time up to an aggregate offering price of $30.0 million. Sales of our common stock through MLV, if any, were to be made by any method that is deemed to be an “at-the-

market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NASDAQ, on any other existing trading market for the common stock or to or through a market maker. MLV could also sell the common stock in privately negotiated transactions, subject to our prior approval. We agreed to pay MLV an aggregate commission rate of up to 4.0% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock depended on the number of shares of common stock sold to MLV and the per share purchase price of each transaction. We were not obligated to make any sales of common stock under the sales agreement and could terminate the sales agreement at any time upon written notice. On September 16, 2016, we amended the 2015 ATM agreement to also include FBR Capital Markets & Co. as a sales agent. The 2015 ATM Agreement was terminated on August 23, 2019.

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

 For the three months ended March 31, 2020, we generated net proceeds of $0.4 million under the 2019 ATM agreement, on sales of 68,952 shares of our common stock at a weighted average price of $6.19 per share.

No shares of common stock were sold under the 2015 ATM Agreement in the three months ended March 31, 2019.

As of March 31, 2020, we had available cash and cash equivalents of $61.3 million and working capital of $60.4 million. As of the date of this report, we believe we have working capital sufficient to fund operations at least through the end of 2021. However, we cannot provide assurance that these capital resources will be sufficient to conduct all our research and development programs as planned.

Off-Balance Sheet Arrangements

At March 31, 2020, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

Cash and cash equivalents as of March 31, 2020 were $61.3 million and were primarily invested in money market interest bearing accounts and money market funds. A hypothetical 10% adverse change in the average interest rate on our cash and cash equivalents would have had no material effect on net loss for the three months ended March 31, 2020.

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

We are not involved in any material legal proceedings as of March 31, 2020. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which are incorporated herein by reference and which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the risk factor set forth below, we do not believe that there have been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

The widespread outbreak of an illness or any other communicable disease, such as COVID-19, or any other public health crisis, could adversely affect our business, results of operations and financial condition.

We could be negatively impacted by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. In December 2019, an outbreak of COVID-19 began in Wuhan, Hubei Province, China. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our financial condition, liquidity, and future results of operations, including our ability to continue to advance our product development programs in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transports, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed April 25, 2019).

31.1	Certification of the Principal Executive Officer and Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101

The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: April 23, 2020	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D.
President and Chief Executive Officer
(on behalf of the registrant and
as the registrant’s Principal Executive Officer and Acting Principal Financial Officer)