Form 10-Q
period 2020-06-30
MEDICINOVA INC
filed 2020-07-28
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

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

As of July 27, 2020, the registrant had 44,372,943 shares of Common Stock ($0.001 par value) outstanding.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•

The widespread outbreak of an illness or any other communicable disease, such as COVID-19, or any other public health crisis, could adversely affect our business, results of operations and financial condition;

•	Inability to raise additional capital if needed;
•	Inability to generate revenues from product sales to continue business operations;
•	Inability to develop and commercialize our product candidates;
•	Failure or delay in completing clinical trials or obtaining Food and Drug Administration or foreign regulatory approval for our product candidates in a timely manner;
•	Unsuccessful clinical trials stemming from clinical trial designs, failure to enroll a sufficient number of patients, undesirable side effects and other safety concerns;
•	Inability to demonstrate sufficient efficacy of product candidates;
•	Reliance on the success of our MN-166 (ibudilast) and MN-001 (tipelukast) product candidates;
•	Delays in commencement or completion of clinical trials or suspension or termination of clinical trials;
•	Loss of our licensed rights to develop and commercialize a product candidate as a result of the termination of the underlying licensing agreement;
•	Competitors may develop products rendering our product candidates obsolete and noncompetitive;
•	Inability to successfully attract partners and enter into collaborations on acceptable terms;
•	Dependence on third parties to conduct clinical trials and to manufacture product candidates;
•	Dependence on third parties to market and distribute products;
•	Our product candidates, if approved, may not gain market acceptance or obtain adequate coverage for third party reimbursement;
•	Disputes or other developments concerning our intellectual property rights;
•	Actual and anticipated fluctuations in our quarterly or annual operating results;
•	Price and volume fluctuations in the overall stock markets;
•	Litigation or public concern about the safety of our potential products;
•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange;
•	High quality material for our products may become difficult to obtain or expensive;

•	Strict government regulations on our business;
•	Regulations governing the production or marketing of our product candidates;
•	Loss of, or inability to attract, key personnel; and
•	Economic, political, foreign exchange and other risks associated with international operations.

MEDICINOVA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,440,450	$63,792,657
Prepaid expenses and other current assets	605,677	511,916
Total current assets	61,046,127	64,304,573
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Property and equipment, net	32,927	40,550
Other non-current assets	359,147	459,811
Total assets	$75,838,441	$79,205,174
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$576,506	$451,326
Accrued expenses and other liabilities	2,197,254	1,776,912
Total current liabilities	2,773,760	2,228,238
Long-term deferred revenue	1,694,163	1,694,163
Deferred tax liability	201,792	201,792
Other non-current liabilities	75,783	186,358
Total liabilities	4,745,498	4,310,551
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2020 and December 31, 2019; 44,263,578 and 43,908,065 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	44,264	43,908
Additional paid-in capital	447,379,208	444,016,341
Accumulated other comprehensive loss	(92,796)	(92,681)
Accumulated deficit	(376,237,733)	(369,072,945)
Total stockholders’ equity	71,092,943	74,894,623
Total liabilities and stockholders' equity	$75,838,441	$79,205,174

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating expenses:
Research, development and patents	$2,199,036	$1,465,512	$3,449,781	$3,099,390
General and administrative	2,311,330	2,716,509	3,985,084	6,061,990
Total operating expenses	4,510,366	4,182,021	7,434,865	9,161,380
Operating loss	(4,510,366)	(4,182,021)	(7,434,865)	(9,161,380)
Interest income	63,691	307,574	286,971	611,819
Other expense	(4,554)	(7,429)	(16,894)	(29,505)
Net loss applicable to common stockholders	$(4,451,229)	$(3,881,876)	$(7,164,788)	$(8,579,066)
Basic and diluted net loss per common share	$(0.10)	$(0.09)	$(0.16)	$(0.20)
Shares used to compute basic and diluted net loss per common share	44,091,568	43,069,007	44,020,429	42,770,117
Net loss applicable to common stockholders	$(4,451,229)	$(3,881,876)	$(7,164,788)	$(8,579,066)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5	3,355	(115)	1,574
Comprehensive loss	$(4,451,224)	$(3,878,521)	$(7,164,903)	$(8,577,492)

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30, 2020
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2019	43,908,065	$43,908	$444,016,341	$(92,681)	$(369,072,945)	$74,894,623
Share-based compensation	—	—	596,378	—	—	596,378
Issuance of shares under an employee stock purchase plan (ESPP)	1,979	2	6,252	—	—	6,254
Issuance of common stock under at-the-market equity distribution and sales agreements, net of offering costs	68,952	69	412,623	—	—	412,692
Net loss	—	—	—	—	(2,713,559)	(2,713,559)
Foreign currency translation adjustments	—	—	—	(120)	—	(120)
Balance at March 31, 2020	43,978,996	43,979	445,031,594	(92,801)	(371,786,504)	73,196,268
Share-based compensation	—	—	1,147,154	—	—	1,147,154
Issuance of common stock for option exercises	143,863	144	438,118	—	—	438,262
Issuance of common stock under at-the-market equity distribution and sales agreements, net of offering costs	140,719	141	762,342	—	—	762,483
Net loss	—	—	—	—	(4,451,229)	(4,451,229)
Foreign currency translation adjustments	—	—	—	5	—	5
Balance at June 30, 2020	44,263,578	$44,264	$447,379,208	$(92,796)	$(376,237,733)	$71,092,943

	Six Months Ended June 30, 2019
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2018	42,081,306	$42,081	$429,289,968	$(93,150)	$(356,131,287)	$73,107,612
Share-based compensation	—	—	2,699,500	—	—	2,699,500
Issuance of shares under an employee stock purchase plan	2,401	2	16,901	—	—	16,903
Issuance of common stock under at-the-market equity distribution and sales agreements, net of offering costs	—	—	(8,532)	—	—	(8,532)
Issuance of common stock for option exercises	977,454	978	3,919,757	—	—	3,920,735
Net loss	—	—	—	—	(4,697,190)	(4,697,190)
Foreign currency translation adjustments	—	—	—	(1,781)	—	(1,781)
Balance at March 31, 2019	43,061,161	43,061	435,917,594	(94,931)	(360,828,477)	75,037,247
Share-based compensation	—	—	1,842,514	—	—	1,842,514
Issuance of common stock for option exercises	38,000	38	180,332	—	—	180,370
Net loss	—	—	—	—	(3,881,876)	(3,881,876)
Foreign currency translation adjustments	—	—	—	3,355	—	3,355
Balance at June 30, 2019	43,099,161	$43,099	$437,940,440	$(91,576)	$(364,710,353)	$73,181,610

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
	2020	2019
Operating activities:
Net loss	$(7,164,788)	$(8,579,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,743,532	4,542,014
Depreciation and amortization	10,270	12,337
Changes in assets and liabilities:
Prepaid expenses and other assets	8,583	(508,053)
Accounts payable, accrued liabilities and other liabilities	433,224	(148,832)
Net cash used in operating activities	(4,969,179)	(4,681,600)
Investing activities:
Acquisition of property and equipment	(2,604)	(4,013)
Net cash used in investing activities	(2,604)	(4,013)
Financing activities:
Proceeds from issuance of common stock, exercise of common stock options and warrants, net of issuance costs	1,613,437	4,092,573
Proceeds from issuance of equity awards under ESPP	6,254	16,903
Net cash provided by financing activities	1,619,691	4,109,476
Effect of exchange rate changes on cash and cash equivalents	(115)	561
Net change in cash and cash equivalents	(3,352,207)	(575,576)
Cash and cash equivalents, beginning of period	63,792,657	62,313,418
Cash and cash equivalents, end of period	$60,440,450	$61,737,842

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

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $2.1 million and $1.4 million for the three months ended June 30, 2020 and 2019, respectively and $3.3 million and $2.9 million for the six months ended June 30, 2020 and 2019, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents on developments in Research, Development and Patents expenses. Such patent-related expenses totaled $0.1 million for each of the three months ended June 30, 2020 and 2019, respectively and $0.2 million for each of the six months ended June 30, 2020 and 2019, respectively.

Clinical Trial Accruals and Prepaid Expenses

Costs for preclinical studies, clinical studies and manufacturing activities are recognized as research and development expenses based on an evaluation of the progress by Company vendors towards completion of specific tasks, using data such as patient enrollment, clinical site activations or information provided to the Company by such vendors regarding their actual costs incurred. Payments for these activities are based on the terms of individual contracts and payment timing may differ significantly from the period in which the services are performed. The Company determines accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or state of completion of studies, or the services completed. The Company’s estimates of accrued expenses as of each balance sheet date are based on the facts and circumstances known at the time. Costs that are paid in advance of performance are deferred as a prepaid expense and amortized over the service period as the services are provided.

Impact of COVID-19 on the Company’s Business

The pandemic caused by an outbreak of a new strain of coronavirus (“COVID-19” or “the pandemic”) has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect the Company’s business. Although the pandemic resulted in a decrease in the number of patient visits at certain of the Company’s clinical trial sites, the Company expects this effect to be temporary. The Company has seen an increase in the number of patient visits compared to earlier in the pandemic and the Company continues to enroll patients in clinical trials. Throughout the pandemic, the Company has continued with routine clinical trial activities including executing new clinical trial agreements, negotiating budgets, institutional review board (IRB) approvals, site training, and other activities related to the initiation of new clinical trial sites. In addition, following the outbreak of the pandemic, the Company designed a clinical trial to evaluate MN-166 (ibudilast) for prevention of acute respiratory distress syndrome (ARDS) caused by COVID-19, which was based on positive results of a recently published study of MN-166 (ibudilast) in an animal model of ARDS.  During the pandemic, the Company has been able to continue with routine regulatory activities.  For example, the Company successfully submitted an Investigational New Drug Application (IND) for MN-166 (ibudilast) for prevention of Acute Respiratory Distress Syndrome (ARDS) which was accepted and is now open with the U.S. Food and Drug Administration (FDA). The Company was also informed by the FDA that the proposed clinical investigation of MN-166 (ibudilast) for the prevention of ARDS in patients with COVID-19 may proceed. Based on the Company’s current assessment, the Company does not expect a material negative impact on its clinical development plans, long-term development timeline or liquidity due to the worldwide spread of the COVID-19 virus. However, the Company is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and workforce.

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

Kissei Pharmaceutical Co., Ltd

In October 2011, the Company entered into a collaboration agreement with Kissei Pharmaceutical Co., Ltd., (“Kissei”), to perform research and development services relating to MN-221 (bedoradrine) in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, the Company is responsible for all costs to be incurred in the performance of these services. The Company assessed the services in accordance with the authoritative guidance and concluded that the two studies to be performed under the agreement represented two separate performance obligations. The transaction price was allocated among the two studies that were deemed separate performance obligations based on the expected costs to be incurred for each obligation. Revenue is recognized proportional to the total costs expected for each performance obligation as incurred over the service period. The first study was completed in 2013 and the timing of the second study is undetermined as of June 30, 2020. The amount received from Kissei and allocated, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue and will be recognized as revenue as the remaining performance obligation is satisfied. No revenue was recognized for the three and six months ended June 30, 2020 and 2019 in connection with the collaboration agreement with Kissei.

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

Cash equivalents, including money market accounts of $694,042 and $691,649 measured at fair value as of June 30, 2020 and December 31, 2019, respectively, are classified within Level 1.

4. Stock-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan, or 2013 Plan, under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan, or 2004 Plan. A total of 8,700,000 shares of common stock are reserved for issuance under the 2013 Plan. In addition, “returning shares” that may become available from time to time are added back to the plan. “Returning shares” are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2004 Plan, all outstanding stock awards granted under the 2004 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan. As of June 30, 2020, 2,833,135 shares remain available for future grants under the 2013 Plan.

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

Stock Options

Options granted under the 2013 Plan and the 2004 Plan have terms of ten years from the date of grant unless earlier terminated and generally vest over a three or four year period. The exercise price of all options granted through June 30, 2020 and in 2019, was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of June 30, 2020 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	6,802,093	$5.61
Granted	1,331,000	6.70
Exercised	(143,863)	3.05
Cancelled	(379,843)	9.17
Outstanding at June 30, 2020	7,609,387	$5.67
Exercisable at June 30, 2020	6,285,887	$5.45

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

For the six months ended June 30, 2020, an aggregate of 1,979 shares were issued under the ESPP. As of June 30, 2020, there were 215,957 shares available for future issuance under the ESPP.

Compensation Expense

Stock-based compensation expense for stock option awards and ESPP shares are reflected in total operating expenses for each respective year.

The following table summarizes stock-based compensation expenses for the three and six months ended June 30, 2020 and 2019, respectively:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Research, development and patents	$349,294	$540,591	$511,991	$1,333,648
General and administrative	797,860	1,301,923	1,231,541	3,208,366
Total stock-based compensation expense	$1,147,154	$1,842,514	$1,743,532	$4,542,014

The Company uses the Black-Scholes valuation model for determining the estimated fair value for stock-based awards granted to employees and stock purchased under the ESPP. The following table provides the assumptions used in the Black-Scholes valuation model used to estimate the fair value of options granted and stock purchased under the ESPP during the six months ended June 30, 2020 and 2019, and to estimate the fair value of performance-based stock options as of June 30, 2020 and 2019.

	Six months ended
	June 30, 2020	June 30, 2019
Stock Option assumptions:
Risk-free interest rate	0.29 - 1.68%	1.76 - 2.19%
Expected volatility of common stock	57.44 - 66.49%	61.9 - 62.58%
Dividend yield	0%	0%
Expected term (in years)	4.5 - 5.6	5.0 - 5.3
ESPP assumptions:
Risk-free interest rate	0.14%	2.46%
Expected volatility of common stock	81.70%	72.5%
Dividend yield	0.0%	0.0%
Expected term (in years)	0.5	0.5

As of June 30, 2020, there was $2.0 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.63 years, on a straight-line basis.

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

For the six months ended June 30, 2020 the Company generated net proceeds of $1.2 million under the 2019 ATM Agreement, on sales of 209,671 shares of the Company’s common stock at a weighted average price of $5.83 per share.

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

Potentially dilutive outstanding securities excluded from diluted net loss per common share due to their anti-dilutive effect totaled 7,609,387 shares and 6,826,193 shares as of June 30, 2020 and 2019, respectively.

7. Subsequent Events

At-The-Market Issuance

Subsequent to June 30, 2020 and through July 23, 2020, the Company sold 109,365 shares of common stock under the ATM Agreement at a weighted average price of $5.73 per share for net proceeds of $0.6 million.

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

We have incurred significant net losses since our inception. As of June 30, 2020, from inception, our accumulated deficit was $376.2 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

Impact of COVID-19 on Our Business

The pandemic caused by an outbreak of a new strain of coronavirus (“COVID-19” or “the pandemic”) has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. Although the pandemic resulted in a decrease in the number of patient visits at certain of our clinical trial sites, we expect this effect to be temporary. We have seen an increase in the number of patient visits compared to earlier in the pandemic and we continue to enroll patients in our clinical trials. Throughout the pandemic, we have continued with routine clinical trial activities including executing new clinical trial agreements, negotiating budgets, institutional review board (IRB) approvals, site training, and other activities related to the initiation of new clinical trial sites. In addition, following the outbreak of the pandemic, we designed a clinical trial to evaluate MN-166 (ibudilast) for prevention of acute respiratory distress syndrome (ARDS) caused by COVID-19, which was based on positive results of a recently published study of MN-166 (ibudilast) in an animal model of ARDS.  During the pandemic, we have been able to continue with routine regulatory activities.  For example, we successfully submitted an Investigational New Drug Application (IND) for MN-166 (ibudilast) for prevention of Acute Respiratory Distress Syndrome (ARDS) which was accepted and is now open with the U.S. Food and Drug Administration (FDA). We were also informed by the FDA that the proposed clinical investigation of MN-166 (ibudilast) for the prevention of ARDS in patients with COVID-19 may proceed. Based on management’s current assessment, we do not expect a material negative impact on our clinical development plans, long-term development timeline or liquidity due to the worldwide spread of the COVID-19 virus. However, we are actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce.

Revenues and Cost of Revenues

In October 2011, we entered into a collaboration agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, to perform research and development services relating to MN-221 (bedoradrine) in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, we are responsible for all costs to be incurred in the performance of these services. We assessed the services in accordance with the authoritative guidance and concluded that the two studies to be performed under the agreement represented two separate performance obligations. The transaction price was allocated between the two studies that were deemed separate performance obligations based on the expected costs to be incurred for each obligation. Revenue is recognized proportional to the total costs expected for each performance obligation as incurred over the service period. The first study was completed in 2013 and the timing of the second study is undetermined as of June 30, 2020. The amount received from Kissei and allocated, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue since it is non-refundable and not expected to be started within the next year and will be recognized as revenue as the remaining performance obligation is satisfied. No revenue was recognized in the three months ended June 30, 2020 and 2019, in connection with the collaboration agreement with Kissei.

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

The following table summarizes our research, development and patents expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
External development expense:
MN-221	$(8)	$5	$(5)	$14
MN-166	1,415	499	2,033	896
MN-001	48	37	96	63
MN-029	1	1	2	1
Total external development expense	1,456	542	2,126	974
R&D personnel expense	604	791	1,034	1,866
R&D facility and depreciation expense	12	11	24	23
Patent expenses	127	74	198	157
Other R&D expense	0	47	68	79
Total research, development and patent expense	$2,199	$1,465	$3,450	$3,099

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

Clinical Trial Accruals and Prepaid Expenses

Costs for preclinical studies, clinical studies and manufacturing activities are recognized as research and development expenses based on an evaluation of our vendors’ progress towards completion of specific tasks, using data such as patient enrollment, clinical site activations or information provided to us by our vendors regarding their actual costs incurred. Payments for these activities are based on the terms of individual contracts and payment timing may differ significantly from the period in which the services are performed. We determine accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or state of completion of studies, or the services completed. Our estimates of accrued expenses as of each balance sheet date are based on the facts and circumstances known at the time. Costs that are paid in advance of performance are deferred as a prepaid expense and amortized over the service period as the services are provided.

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

Goodwill and Purchased Intangibles

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets of an acquired business. The allocation of purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered a business or a set of net assets as a portion of the purchase price can only be allocated to goodwill in a business combination. Goodwill and intangible assets deemed to have indefinite lives, such as in-process research and development (“IPR&D”) are not amortized but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets that have finite useful lives require the use of estimates and the exercise of judgment. These judgments can significantly affect our net operating results. As of June 30, 2020, goodwill and IPR&D were $9.6 million and $4.8 million, respectively.

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

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

Research, Development and Patents Expenses

Research, development and patents expenses were $2.2 million and $1.5 million for the three months ended June 30, 2020 and 2019, respectively. The increase of $0.7 million was due to higher clinical trial expenses offset by lower stock compensation expense for performance-based stock options resulting from a decrease in our stock price.

General and Administrative

General and administrative expenses were $2.3 million and $2.7 million for the three months ended June 30, 2020 and 2019, respectively. The decrease of $0.4 million was primarily due to lower stock compensation expense for performance-based stock options resulting from a decrease in our stock price.

Comparison of the six months ended June 30, 2020 and 2019

Research, Development and Patents Expenses

Research, development and patents expenses were $3.4 million and $3.1 million for the six months ended June 30, 2020 and 2019, respectively. The increase of $0.3 million was due to higher clinical trial expenses offset by lower stock compensation expense for performance-based stock options resulting from a decrease in our stock price.

General and Administrative

General and administrative expenses were $4.0 million and $6.1 million for the six months ended June 30, 2020 and 2019, respectively. The decrease of $2.1 million was primarily due to lower stock compensation expense for performance-based stock options resulting from a decrease in our stock price.

Liquidity and Capital Resources

Net cash used in operating activities during the six months ended June 30, 2020 was $5.0 million compared to $4.7 million during the same period in 2019. Net cash used in operating activities primarily reflects the net loss and changes in operating assets and liabilities for those periods, which was partially offset by non-cash stock-based compensation expense.

Net cash provided by financing activities was $1.6 million during the six months ended June 30, 2020 compared to $4.1 million during the same period in 2019. Net cash provided by financing activities during the six months ended June 30, 2020 is primarily due to the sale of 209,671 shares of common stock under the 2019 ATM Agreement for net proceeds of $1.2 million and cash proceeds of $0.4 million from the exercise of options to purchase 143,863 shares of common stock. Net cash provided by financing activities during the six months ended June 30, 2019 is primarily due to the exercise of options to purchase 1,015,454 shares of common stock for cash proceeds of $4.1 million. Cash proceeds from financing activities are used for working capital and general corporate purposes.

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

 For the six months ended June 30, 2020, we generated net proceeds of $1.2 million under the 2019 ATM agreement, on sales of 209,671 shares of our common stock at a weighted average price of $5.83 per share.

No shares of common stock were sold under the 2015 ATM Agreement in the six months ended June 30, 2019.

As of June 30, 2020, we had available cash and cash equivalents of $60.4 million and working capital of $58.3 million. As of the date of this report, we believe we have working capital sufficient to fund operations at least through the end of 2021. However, we cannot provide assurance that these capital resources will be sufficient to conduct all our research and development programs as planned.

Off-Balance Sheet Arrangements

At June 30, 2020, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

Cash and cash equivalents as of June 30, 2020 were $60.4 million and were primarily invested in money market interest bearing accounts and money market funds. A hypothetical 10% adverse change in the average interest rate on our cash and cash equivalents would have had no material effect on net loss for the three and six months ended June 30, 2020.

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

We are not involved in any material legal proceedings as of June 30, 2020. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed April 25, 2019).

31.1(1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2(1)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101(1)

The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements.

104(1)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: July 28, 2020	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D.
President and Chief Executive Officer
(on behalf of the registrant and
as the registrant’s Principal Executive Officer)

	By:	/s/ EDWARD STEPANOW
Edward Stepanow
Chief Financial Officer
(on behalf of the registrant and
as the registrant’s Principal Financial Officer)