Form 10-Q
period 2020-09-30
MEDICINOVA INC
filed 2020-10-26
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

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

As of October 22, 2020, the registrant had 44,927,560 shares of Common Stock ($0.001 par value) outstanding.

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

•	Inability to raise additional capital if needed;
•	Inability to generate revenues from product sales to continue business operations;
•	Inability to develop and commercialize our product candidates;
•	Failure or delay in completing clinical trials or obtaining Food and Drug Administration or foreign regulatory approval for our product candidates in a timely manner;
•	Unsuccessful clinical trials stemming from clinical trial designs, failure to enroll a sufficient number of patients, undesirable side effects and other safety concerns;
•	Inability to demonstrate sufficient efficacy of product candidates;
•	Reliance on the success of our MN-166 (ibudilast) and MN-001 (tipelukast) product candidates;
•	Delays in commencement or completion of clinical trials or suspension or termination of clinical trials;
•	Loss of our licensed rights to develop and commercialize a product candidate as a result of the termination of the underlying licensing agreement;
•	Competitors may develop products rendering our product candidates obsolete and noncompetitive;
•	Inability to successfully attract partners and enter into collaborations on acceptable terms;
•	Dependence on third parties to conduct clinical trials and to manufacture product candidates;
•	Dependence on third parties to market and distribute products;
•	Our product candidates, if approved, may not gain market acceptance or obtain adequate coverage for third party reimbursement;
•	Disputes or other developments concerning our intellectual property rights;
•	Actual and anticipated fluctuations in our quarterly or annual operating results;
•	Price and volume fluctuations in the overall stock markets;
•	Litigation or public concern about the safety of our potential products;
•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange;
•	High quality material for our products may become difficult to obtain or expensive;

•	Strict government regulations on our business;
•	Regulations governing the production or marketing of our product candidates;
•	Loss of, or inability to attract, key personnel; and
•	Economic, political, foreign exchange and other risks associated with international operations.

MEDICINOVA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,661,341	$63,792,657
Prepaid expenses and other current assets	893,843	511,916
Total current assets	62,555,184	64,304,573
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Property and equipment, net	28,857	40,550
Other non-current assets	309,112	459,811
Total assets	$77,293,393	$79,205,174
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$376,271	$451,326
Accrued expenses and other liabilities	1,428,003	1,776,912
Total current liabilities	1,804,274	2,228,238
Long-term deferred revenue	1,694,163	1,694,163
Deferred tax liability	201,792	201,792
Other non-current liabilities	39,891	186,358
Total liabilities	3,740,120	4,310,551
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2020 and December 31, 2019; 44,927,560 and 43,908,065 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	44,928	43,908
Additional paid-in capital	453,539,933	444,016,341
Accumulated other comprehensive loss	(90,035)	(92,681)
Accumulated deficit	(379,941,553)	(369,072,945)
Total stockholders’ equity	73,553,273	74,894,623
Total liabilities and stockholders' equity	$77,293,393	$79,205,174

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating expenses:
Research, development and patents	$2,237,877	$1,150,815	$5,687,658	$4,250,205
General and administrative	1,492,139	1,494,750	5,477,223	7,556,740
Total operating expenses	3,730,016	2,645,565	11,164,881	11,806,945
Operating loss	(3,730,016)	(2,645,565)	(11,164,881)	(11,806,945)
Interest income	37,204	288,643	324,175	900,462
Other expense	(11,008)	(21,582)	(27,902)	(51,087)
Net loss applicable to common stockholders	$(3,703,820)	$(2,378,504)	$(10,868,608)	$(10,957,570)
Basic and diluted net loss per common share	$(0.08)	$(0.05)	$(0.25)	$(0.26)
Shares used to compute basic and diluted net loss per common share	44,643,736	43,343,329	44,229,715	42,963,287
Net loss applicable to common stockholders	$(3,703,820)	$(2,378,504)	$(10,868,608)	$(10,957,570)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,761	(782)	2,646	792
Comprehensive loss	$(3,701,059)	$(2,379,286)	$(10,865,962)	$(10,956,778)

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2020
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2019	43,908,065	$43,908	$444,016,341	$(92,681)	$(369,072,945)	$74,894,623
Share-based compensation	—	—	596,378	—	—	596,378
Issuance of shares under an employee stock purchase plan (ESPP)	1,979	2	6,252	—	—	6,254
Issuance of common stock under at-the-market equity distribution and sales agreements, net of offering costs	68,952	69	412,623	—	—	412,692
Net loss	—	—	—	—	(2,713,559)	(2,713,559)
Foreign currency translation adjustments	—	—	—	(120)	—	(120)
Balance at March 31, 2020	43,978,996	43,979	445,031,594	(92,801)	(371,786,504)	73,196,268
Share-based compensation	—	—	1,147,154	—	—	1,147,154
Issuance of common stock for option exercises	143,863	144	438,118	—	—	438,262
Issuance of common stock under at-the-market equity distribution and sales agreements, net of offering costs	140,719	141	762,342	—	—	762,483
Net loss	—	—	—	—	(4,451,229)	(4,451,229)
Foreign currency translation adjustments	—	—	—	5	—	5
Balance at June 30, 2020	44,263,578	44,264	447,379,208	(92,796)	(376,237,733)	71,092,943
Share-based compensation	—	—	1,033,971	—	—	1,033,971
Issuance of common stock for option exercises	60,000	60	187,990	—	—	188,050
Issuance of shares under an employee stock purchase plan (ESPP)	1,855	2	5,452	—	—	5,454
Issuance of common stock under at-the-market equity distribution and sales agreements, net of offering costs	602,127	602	4,933,312	—	—	4,933,914
Net loss	—	—	—	—	(3,703,820)	(3,703,820)
Foreign currency translation adjustments	—	—	—	2,761	—	2,761
Balance at September 30, 2020	44,927,560	$44,928	$453,539,933	$(90,035)	$(379,941,553)	$73,553,273

	Nine Months Ended September 30, 2019
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2018	42,081,306	$42,081	$429,289,968	$(93,150)	$(356,131,287)	$73,107,612
Share-based compensation	—	—	2,699,500	—	—	2,699,500
Issuance of shares under an employee stock purchase plan	2,401	2	16,901	—	—	16,903
Issuance of common stock under at-the-market equity distribution and sales agreements, net of offering costs	—	—	(8,532)	—	—	(8,532)
Issuance of common stock for option exercises	977,454	978	3,919,757	—	—	3,920,735
Net loss	—	—	—	—	(4,697,190)	(4,697,190)
Foreign currency translation adjustments	—	—	—	(1,781)	—	(1,781)
Balance at March 31, 2019	43,061,161	43,061	435,917,594	(94,931)	(360,828,477)	75,037,247
Share-based compensation	—	—	1,842,514	—	—	1,842,514
Issuance of common stock for option exercises	38,000	38	180,332	—	—	180,370
Net loss	—	—	—	—	(3,881,876)	(3,881,876)
Foreign currency translation adjustments	—	—	—	3,355	—	3,355
Balance at June 30, 2019	43,099,161	43,099	437,940,440	(91,576)	(364,710,353)	73,181,610
Share-based compensation	—	—	373,844	—	—	373,844
Issuance of shares under an employee stock purchase plan (ESPP)	1,541	2	10,415	—	—	10,417
Issuance of common stock, net of offering costs	347,902	348	3,164,107	—	—	3,164,455
Net loss	—	—	—	—	(2,378,504)	(2,378,504)
Foreign currency translation adjustments	—	—	—	(782)	—	(782)
Balance at September 30, 2019	43,448,604	$43,449	$441,488,806	$(92,358)	$(367,088,857)	$74,351,040

See accompanying notes.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2020	2019
Operating activities:
Net loss	$(10,868,608)	$(10,957,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	2,777,503	4,915,858
Depreciation and amortization	15,487	18,347
Changes in assets and liabilities:
Prepaid expenses and other assets	(225,543)	(452,515)
Accounts payable, accrued liabilities and other liabilities	(576,116)	(244,725)
Net cash used in operating activities	(8,877,277)	(6,720,605)
Investing activities:
Acquisition of property and equipment	(3,794)	(4,013)
Net cash used in investing activities	(3,794)	(4,013)
Financing activities:
Proceeds from issuance of common stock, exercise of common stock options and warrants, net of issuance costs	6,735,401	7,257,028
Proceeds from issuance of equity awards under ESPP	11,708	27,320
Net cash provided by financing activities	6,747,109	7,284,348
Effect of exchange rate changes on cash and cash equivalents	2,646	(241)
Net change in cash and cash equivalents	(2,131,316)	559,489
Cash and cash equivalents, beginning of period	63,792,657	62,313,418
Cash and cash equivalents, end of period	$61,661,341	$62,872,907

See accompanying notes.

MEDICINOVA, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Interim Financial Information

Organization and Business

MediciNova, Inc. (the “Company” or “MediciNova”) was incorporated in the state of Delaware in September 2000 and is a public company. The Company’s common stock is listed in both the United States and Japan and trades on the NASDAQ Global Market and the JASDAQ Market of the Tokyo Stock Exchange. MediciNova is a biopharmaceutical company focused on developing novel therapeutics for the treatment of serious diseases with unmet medical needs with a commercial focus on the United States market. The Company’s current strategy is to focus its development activities on BC-PIV vaccine for COVID-19 (Coronavirus Disease 2019), MN-166 (ibudilast) for neurological and other disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS), chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, and substance dependence and addiction (e.g., methamphetamine dependence, opioid dependence and alcohol dependence), as well as for acute respiratory distress syndrome (ARDS), and MN-001 (tipelukast) for fibrotic diseases such as nonalcoholic steatohepatitis (NASH) and idiopathic pulmonary fibrosis (IPF). The Company’s pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma and MN-029 (denibulin) for solid tumor cancers.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company operates in a single operating segment – the acquisition and development of therapeutics for the treatment of serious diseases with unmet medical needs.

Cash and Cash Equivalents

         Cash and cash equivalents consist of cash and other highly liquid investments including money market accounts.

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $2.1 million and $1.1 million for the three months ended September 30, 2020 and 2019, respectively and $5.4 million and $4.0 million for the nine months ended September 30, 2020 and 2019, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents on developments in Research, Development and Patents expenses. Such patent-related expenses totaled $0.1 million for each of the three months ended September 30, 2020 and 2019, respectively and $0.3 million for each of the nine months ended September 30, 2020 and 2019, respectively.

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

Impact of COVID-19 on the Company’s Business

The pandemic caused by an outbreak of a new strain of coronavirus (“COVID-19” or “the pandemic”) has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect the Company’s business. Although the pandemic resulted in a decrease in the number of patient visits at certain of the Company’s clinical trial sites, the Company expects this effect to be temporary. The Company has seen an increase in the number of patient visits compared to earlier in the pandemic and the Company continues to enroll patients in clinical trials. Throughout the pandemic, the Company has continued with routine clinical trial activities including executing new clinical trial agreements, negotiating budgets, institutional review board (IRB) approvals, site training, and other activities related to the initiation of new clinical trial sites. In addition, following the outbreak of the pandemic, the Company designed a clinical trial to evaluate MN-166 (ibudilast) for prevention of acute respiratory distress syndrome (ARDS) caused by COVID-19. Based on the Company’s current assessment, the Company does not expect a material negative impact on its clinical development plans, long-term development timeline or liquidity due to the worldwide spread of the COVID-19 virus. However, the Company is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and workforce.

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

Kissei Pharmaceutical Co., Ltd

In October 2011, the Company entered into a collaboration agreement with Kissei Pharmaceutical Co., Ltd., (“Kissei”), to perform research and development services relating to MN-221 (bedoradrine) in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, the Company is responsible for all costs to be incurred in the performance of these services. The Company assessed the services in accordance with the authoritative guidance and concluded that the two studies to be performed under the agreement represented two separate performance obligations. The transaction price was allocated among the two studies that were deemed separate performance obligations based on the expected costs to be incurred for each obligation. Revenue is recognized proportional to the total costs expected for each performance obligation as incurred over the service period. The first study was completed in 2013 and the timing of the second study is undetermined as of September 30, 2020. The amount received from Kissei and allocated, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue and will be recognized as revenue as the remaining performance obligation is satisfied. No revenue was recognized for the three and nine months ended September 30, 2020 and 2019 in connection with the collaboration agreement with Kissei.

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

Cash equivalents, including money market accounts of $694,109 and $691,649 measured at fair value as of September 30, 2020 and December 31, 2019, respectively, are classified within Level 1.

4. Stock-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan, or 2013 Plan, under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan, or 2004 Plan. A total of 8,700,000 shares of common stock are reserved for issuance under the 2013 Plan. In addition, “returning shares” that may become available from time to time are added back to the plan. “Returning shares” are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2004 Plan, all outstanding stock awards granted under the 2004 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan. As of September 30, 2020, 2,872,135 shares remain available for future grants under the 2013 Plan.

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

Stock Options

Options granted under the 2013 Plan and the 2004 Plan have terms of ten years from the date of grant unless earlier terminated and generally vest over a three or four year period. The exercise price of all options granted through September 30, 2020 and in 2019, was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of September 30, 2020 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	6,802,093	$5.61
Granted	1,367,000	6.69
Exercised	(203,863)	3.07
Cancelled	(454,843)	8.92
Outstanding at September 30, 2020	7,510,387	$5.68
Exercisable at September 30, 2020	6,174,387	$5.45

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

For the nine months ended September 30, 2020, an aggregate of 3,834 shares were issued under the ESPP. As of September 30, 2020, there were 214,102 shares available for future issuance under the ESPP.

Compensation Expense

Stock-based compensation expense for stock option awards and ESPP shares are reflected in total operating expenses for each respective year.

The following table summarizes stock-based compensation expenses for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Research, development and patents	$331,126	$91,089	$843,117	$1,424,737
General and administrative	702,845	282,755	1,934,386	3,491,121
Total stock-based compensation expense	$1,033,971	$373,844	$2,777,503	$4,915,858

The Company uses the Black-Scholes valuation model for determining the estimated fair value for stock-based awards granted to employees and stock purchased under the ESPP. The following table provides the assumptions used in the Black-Scholes valuation model used to estimate the fair value of options granted and stock purchased under the ESPP during the nine months ended September 30, 2020 and 2019, and to estimate the fair value of performance-based stock options as of September 30, 2020 and 2019.

	Nine months ended
	September 30, 2020	September 30, 2019
Stock Option assumptions:
Risk-free interest rate	0.16 - 1.68%	1.55 - 2.19%
Expected volatility of common stock	57.44 - 75.82%	60.64 - 61.9%
Dividend yield	0%	0%
Expected term (in years)	4.5 - 5.8	4.8 - 5.3
ESPP assumptions:
Risk-free interest rate	0.14%	1.83%
Expected volatility of common stock	81.70%	59.7%
Dividend yield	0.0%	0.0%
Expected term (in years)	0.5	0.5

As of September 30, 2020, there was $1.4 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.43 years, on a straight-line basis.

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

For the nine months ended September 30, 2020 the Company generated net proceeds of $6.1 million under the 2019 ATM Agreement, on sales of 811,798 shares of the Company’s common stock at a weighted average price of $7.77 per share.

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

Potentially dilutive outstanding stock options excluded from diluted net loss per common share due to their anti-dilutive effect totaled 7,510,387 shares and 6,804,493 shares for the three and nine months ended September 30, 2020 and 2019, respectively.

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

Overview

We are a biopharmaceutical company focused on developing novel, therapeutics for the treatment of serious diseases with unmet medical needs and a commercial focus on the United States market. Our current strategy is to focus our development activities on BC-PIV vaccine for COVID-19, MN-166 (ibudilast) for neurological and other disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS), chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, and substance dependence and addiction (e.g., methamphetamine dependence, opioid dependence, and alcohol dependence), as well as for acute respiratory distress syndrome (ARDS), and MN-001 (tipelukast) for fibrotic diseases such as nonalcoholic steatohepatitis (NASH) and idiopathic pulmonary fibrosis (IPF). Our pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma and MN-029 (denibulin) for solid tumor cancers. We were incorporated in Delaware in September 2000.

We have incurred significant net losses since our inception. As of September 30, 2020, from inception, our accumulated deficit was $379.9 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

Our goal is to build a sustainable biopharmaceutical business through the successful development of differentiated products for the treatment of serious diseases with unmet medical needs in high-value therapeutic areas. Key elements of our strategy are as follows:

•	Pursue the development of BC-PIV vaccine for the prevention of COVID-19.
•	Pursue the development of MN-166 (ibudilast) for multiple potential indications with the support of non-dilutive financings.

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

We develop and maintain relationships with pharmaceutical companies that are therapeutic category leaders. We intend to discuss strategic alliances with leading pharmaceutical companies who seek product candidates, such as BC-PIV vaccine, MN-166 (ibudilast), MN-001 (tipelukast), MN-221 (bedoradrine) and MN-029 (denibulin), which could further support our clinical development and product commercialization.

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

Revenues and Cost of Revenues

In October 2011, we entered into a collaboration agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, to perform research and development services relating to MN-221 (bedoradrine) in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, we are responsible for all costs to be incurred in the performance of these services. We assessed the services in accordance with the authoritative guidance and concluded that the two studies to be performed under the agreement represented two separate performance obligations. The transaction price was allocated between the two studies that were deemed separate performance obligations based on the expected costs to be incurred for each obligation. Revenue is recognized proportional to the total costs expected for each performance obligation as incurred over the service period. The first study was completed in 2013 and the timing of the second study is undetermined as of September 30, 2020. The amount received from Kissei and allocated, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue since it is non-refundable and not expected to be started within the next year and will be recognized as revenue as the remaining performance obligation is satisfied. No revenue was recognized in the three months ended September 30, 2020 and 2019, in connection with the collaboration agreement with Kissei.

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

The following table summarizes our research, development and patents expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
External development expense:
MN-221	$4	$4	$(1)	$18
MN-166	1,313	563	3,346	1,459
MN-001	33	46	129	109
MN-029	1	1	3	2
BC-PIV vaccine for COVID-19	110	—	110	—
Total external development expense	1,461	614	3,587	1,588
R&D personnel expense	596	347	1,630	2,213
R&D facility and depreciation expense	12	12	36	35
Patent expenses	97	102	295	259
Other R&D expense	72	76	140	155
Total research, development and patent expense	$2,238	$1,151	$5,688	$4,250

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of these condensed financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting periods. We base our estimates on historical experience and on various other factors and assumptions that we believe are reasonable under the circumstances at the time the estimates are made, the results of which form the basis for making judgments about the book values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We periodically evaluate our estimates and judgments in light of changes in circumstances, facts and experience.

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2019. There have not been any material changes to the critical accounting policies discussed therein during the three and nine months ended September 30, 2020.

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

Research, Development and Patents Expenses

Research, development and patents expenses were $2.2 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively. The increase of $1.0 million was primarily due to higher clinical trial expenses from the ongoing clinical trial of MN-166 (ibudilast) in ALS.

General and Administrative

General and administrative expenses were $1.5 million for each of the three months ended September 30, 2020 and 2019, respectively.

Comparison of the nine months ended September 30, 2020 and 2019

Research, Development and Patents Expenses

Research, development and patents expenses were $5.7 million and $4.3 million for the nine months ended September 30, 2020 and 2019, respectively. The increase of $1.4 million was due to higher clinical trial expenses offset by lower stock compensation expense for performance-based stock options resulting from a decrease in our stock price.

General and Administrative

General and administrative expenses were $5.5 million and $7.6 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease of $2.1 million was primarily due to lower stock compensation expense for performance-based stock options resulting from a decrease in our stock price and a decrease in legal expenses.

Liquidity and Capital Resources

Net cash used in operating activities during the nine months ended September 30, 2020 was $8.9 million compared to $6.7 million during the same period in 2019. Net cash used in operating activities primarily reflects the net loss and changes in operating assets and liabilities for those periods, which was partially offset by non-cash stock-based compensation expense.

Net cash provided by financing activities was $6.7 million during the nine months ended September 30, 2020 compared to $7.3 million during the same period in 2019. Net cash provided by financing activities during the nine months ended September 30, 2020 is primarily due to the sale of 811,798 shares of common stock under the 2019 ATM Agreement for net proceeds of $6.1 million and cash proceeds of $0.6 million from the exercise of options to purchase 203,863 shares of common stock. Net cash provided by financing activities during the nine months ended September 30, 2019 is primarily due to the exercise of 1,015,454 options to purchase common stock for cash proceeds of $4.1 million as well as the sale of 347,902 shares of common stock under the 2015 ATM Agreement and 2019 ATM Agreement for net proceeds of $3.2 million. Cash proceeds from financing activities are used for working capital and general corporate purposes.

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

For the nine months ended September 30, 2020, we generated net proceeds of $6.1 million under the 2019 ATM agreement, on sales of 811,798 shares of our common stock at a weighted average price of $7.77 per share.

For the nine months ended September 30, 2019, we generated net proceeds of $2.8 million and $0.4 million under the 2015 ATM Agreement and 2019 ATM Agreement respectively, on sales of 347,902 shares of our common stock at a weighted average price of $9.51 per share.

As of September 30, 2020, we had available cash and cash equivalents of $61.7 million and working capital of $60.8 million. As of the date of this report, we believe we have working capital sufficient to fund operations at least through the end of 2021. However, we cannot provide assurance that these capital resources will be sufficient to conduct all our research and development programs as planned.

Off-Balance Sheet Arrangements

At September 30, 2020, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

Cash and cash equivalents as of September 30, 2020 were $61.7 million and were primarily invested in money market interest bearing accounts and money market funds. A hypothetical 10% adverse change in the average interest rate on our cash and cash equivalents would have had no material effect on net loss for the three and nine months ended September 30, 2020.

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

We are not involved in any material legal proceedings as of September 30, 2020. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

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

101(1)

The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements.

104(1)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: October 26, 2020	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D.
President and Chief Executive Officer
(on behalf of the registrant and
as the registrant’s Principal Executive Officer)

	By:	/s/ EDWARD STEPANOW
Edward Stepanow
Chief Financial Officer
(on behalf of the registrant and
as the registrant’s Principal Financial Officer)