Form 10-K
period 2020-12-31
MEDICINOVA INC
filed 2021-02-19
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $227,193,094 based on the closing price of the registrant’s common stock on the NASDAQ Global Market of $5.42 per share on June 30, 2020. Shares of common stock held by each executive officer and director and each affiliated entity has been excluded from this calculation. This determination of affiliate status may not be conclusive for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 16, 2021 was 48,680,867.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

MEDICINOVA, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2020

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

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “MediciNova,” “we,” “us” and “our” refer to MediciNova, Inc.

Item 1. Business

Overview

We are a biopharmaceutical company focused on developing novel therapeutics for the treatment of serious diseases with unmet medical needs and a commercial focus on the United States market. Our current strategy is to focus our development activities on MN-166 (ibudilast) for neurological and other disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS), chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, substance dependence and addiction (e.g., methamphetamine dependence, opioid dependence, and alcohol dependence), and prevention of acute respiratory distress syndrome, and MN-001 (tipelukast) for fibrotic diseases such as nonalcoholic steatohepatitis (NASH) and idiopathic pulmonary fibrosis (IPF). Our pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma and MN-029 (denibulin) for solid tumor cancers.

MN-166 (ibudilast) is in development for several different neurological diseases and other diseases as described below.

Progressive Multiple Sclerosis:

We completed a Phase 2b clinical trial of MN-166 (ibudilast) for the treatment of relapsing multiple sclerosis (MS), in which positive safety and neuroprotective efficacy indicators were observed. The data from this trial indicated that MN-166 (ibudilast) may have potential in the treatment of progressive MS.

We partnered with investigators on a Phase 2b clinical trial of MN-166 (ibudilast) in primary progressive and secondary progressive MS which was conducted by NeuroNEXT and funded by the National Institute of Health’s (NIH) National Institute of Neurological Diseases and Stroke (NINDS). This progressive MS trial, known as SPRINT-MS, completed randomization of 255 subjects in 2015, which exceeded the goal of 250 subjects that were planned for participation. In October 2017, we announced the presentation of positive top-line results from the SPRINT-MS Phase 2b clinical trial of MN-166 (ibudilast) in progressive MS. The trial achieved both primary endpoints of whole brain atrophy and safety and tolerability. MN-166 (ibudilast) demonstrated a statistically significant 48% reduction in the rate of progression of whole brain atrophy compared to placebo (p=0.04) as measured by MRI analysis using brain parenchymal fraction (BPF) and there was not an increased rate of serious adverse events in the MN-166 (ibudilast) group compared to the placebo group. In February 2018, we announced the presentation of positive clinical efficacy trends from this trial regarding the important secondary endpoint of confirmed disability progression. MN-166 (ibudilast) demonstrated a 26% reduction in the risk of confirmed disability progression compared to placebo (hazard ratio = 0.74), as measured by EDSS (Expanded Disability Status Scale). Results of the SPRINT-MS Phase 2b clinical trial of MN-166 (ibudilast) in progressive MS were published in the New England Journal of Medicine in August 2018. In April 2019, we announced results from a subgroup analysis of the SPRINT-MS Phase 2b trial of MN-166 (ibudilast) in progressive MS which showed that the trends for reduction in the risk of confirmed disability progression were highest for the subgroup of subjects with Secondary Progressive MS without Relapse, in which MN-166 (ibudilast) demonstrated a 46% risk reduction compared to placebo. Additional data from the completed SPRINT-MS Phase 2b trial of MN-166 (ibudilast) in progressive MS was presented in May 2019 at the American Academy of Neurology (AAN) 71st Annual Meeting in Philadelphia, Pennsylvania. In November 2020, we announced that positive Optical Coherence Tomography (OCT) results from the SPRINT-MS Phase 2b trial of MN-166 (ibudilast) in progressive MS were published in Multiple Sclerosis Journal.

The United States Food and Drug Administration (FDA) has granted Fast Track designation for the development of MN-166 (ibudilast) for the treatment of patients with progressive MS.

Amyotrophic Lateral Sclerosis (ALS):

We initiated a clinical trial of MN-166 (ibudilast) in amyotrophic lateral sclerosis (ALS) in the second half of 2014, and this trial was completed during the second half of 2017. In December 2017, we announced positive top-line results from this trial. The trial achieved the primary endpoint of safety and tolerability. In addition, there was a higher rate of responders on the Amyotrophic Lateral Sclerosis Functional Rating Scale-Revised (ALSFRS-R) total score, a measure of functional activity, in the MN-166 (ibudilast) group compared to the placebo group.  In September 2018, we received feedback from the FDA regarding our clinical development plan for MN-166 (ibudilast) in ALS. In January 2019, we received a Notice of Allowance from the U.S. Patent and Trademark Office for a new patent which covers the combination of MN-166 (ibudilast) and riluzole for the treatment of ALS and other neurodegenerative diseases. In April 2019, we announced that the FDA completed its review of the protocol and determined that we may proceed with a Phase 2b/3 clinical trial of MN-166 (ibudilast) in ALS. In June 2019, we announced a kick-off meeting for the Phase 2b/3 clinical trial of MN-166 (ibudilast) in ALS. In December 2019, we announced that additional analyses of the completed clinical trial of MN-166 (ibudilast) in ALS was presented at the 30th International Symposium on ALS/MND (amyotrophic lateral sclerosis/motor neurone disease) in Perth, Australia.

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

Researchers at UCLA were granted approval and funding by the National Institute on Alcoholism and Alcohol Abuse (NIAAA) for a clinical trial to evaluate MN-166 (ibudilast) for the treatment of alcohol dependence. This clinical trial has been completed and results were presented at the American College of Neuropsychopharmacology (ACNP)’s 54th Annual Meeting in December 2015. In May 2018, we announced a new NIDA-funded clinical trial of MN-166 (ibudilast) in alcohol dependence and withdrawal in collaboration with researchers at UCLA. This clinical trial has been completed and positive findings were presented at the American Psychological Association 2020 Annual Convention which was held online in August 2020. In August 2018, we announced a new NIAAA-funded Phase 2b clinical trial of MN-166 (ibudilast) which will evaluate heavy drinking days in subjects with alcohol dependence in collaboration with researchers at UCLA and this trial is ongoing.

Chemotherapy-Induced Peripheral Neuropathy: In March 2018, we announced plans to initiate a clinical trial to evaluate MN-166 (ibudilast) as a treatment for prevention of chemotherapy-induced peripheral neuropathy (CIPN) which was funded by the University of Sydney Concord Cancer Centre in Australia.  In September 2020, we announced that positive clinical findings from this clinical trial were published in Cancer

Chemotherapy and Pharmacology.  In October 2020, we announced plans to initiate a multi-center, placebo-controlled, randomized Phase 2b trial to evaluate MN-166 (ibudilast) in CIPN, which will be funded by the Australasian Gastro-Intestinal Trials Group (AGITG).

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

Glioblastoma: We have initiated clinical development to evaluate MN-166 (ibudilast) for the treatment of glioblastoma. In June 2017, we announced positive results from an animal model study that examined the potential clinical efficacy of MN-166 (ibudilast) for the treatment of glioblastoma. These results were presented at the 2017 American Society of Clinical Oncology (ASCO) Annual Meeting. In May 2018, we announced that the Investigational New Drug Application (IND) for MN-166 (ibudilast) for treatment of glioblastoma was accepted and opened with the FDA. In October 2018, we announced that the FDA granted orphan-drug designation to MN-166 (ibudilast) as adjunctive therapy to temozolomide for the treatment of glioblastoma. In January 2019, we announced the initiation of enrollment in a clinical trial of MN-166 (ibudilast) in combination with temozolomide (TMZ, Temodar‑®) for the treatment of glioblastoma at the Dana-Farber Cancer Institute in Boston. In February 2019, we announced that Scientific Reports published results from the animal model study evaluating MN-166 (ibudilast) in glioblastoma.  In June 2020, we announced that positive preclinical findings were published in Frontiers in Immunology regarding the prospect of MN-166 (ibudilast) as an adjunctive treatment for glioblastoma.

Prevention of Acute Respiratory Distress Syndrome in patients with COVID-19: In March 2020, we announced plans to initiate development of MN-166 (ibudilast) for severe pneumonia and acute respiratory distress syndrome (ARDS) based on positive results of a preclinical study in an animal model of ARDS.  In April 2020, we announced plans to initiate a clinical trial of MN-166 (ibudilast) for ARDS caused by COVID-19.  In July 2020, we announced that the IND for MN-166 (ibudilast) for prevention of ARDS was accepted and opened with the FDA.  We were also informed by the FDA that the proposed clinical investigation of MN-166 (ibudilast) for the prevention of ARDS in patients with COVID-19 may proceed.

MN-001 (tipelukast) is in development for fibrotic diseases as described below.

Nonalcoholic Steatohepatitis (NASH) and Nonalcoholic Fatty Liver Disease (NAFLD): We announced positive results of MN-001 (tipelukast) in two different NASH mouse models in 2014 and we opened the IND (Investigational New Drug) application for MN-001 (tipelukast) for the treatment of NASH with the FDA in 2015. The FDA subsequently granted Fast Track designation to MN-001 (tipelukast) for the treatment of patients with NASH with fibrosis. We then initiated a clinical trial to investigate MN-001 (tipelukast) for the treatment of hypertriglyceridemia in NASH and NAFLD patients. In April 2018, we announced that we would terminate this trial early after positive results from an interim analysis in which MN-001 (tipelukast) significantly reduced mean serum triglycerides, a primary endpoint. This data was presented at the International Liver Congress 2018, the 53rd annual meeting of the European Association for the Study of the Liver (EASL) in Paris, France in April 2018.  In November 2020, we announced positive results of in-vitro and in-vivo studies that evaluated MN-001 (tipelukast) for its anti-liver fibrotic effect in human hepatic stellate cells (HSCs) and in an acute liver injury model at the annual meeting of the American Association for the Study of Liver Diseases (AASLD).

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

We completed a Phase 2 clinical trial of MN-221 (bedoradrine) for the treatment of acute exacerbations of asthma treated in the emergency room and conducted an End-of-Phase 2 meeting with the FDA in October 2012. In that meeting, the FDA identified the risk/benefit profile of MN-221 (bedoradrine) as a focal point for further development and advised that a clinical outcome, such as a reduction in hospitalizations, would need to be a primary endpoint in a pivotal trial. We believe the appropriate clinical development for MN-221 (bedoradrine) would involve conducting dose regimen and acute exacerbations of asthma trial design optimization studies prior to commencing pivotal trials. We are working to identify a partner for financial support before further clinical development is commenced.

We have acquired licenses to MN-166 (ibudilast), MN-001 (tipelukast), MN-221 (bedoradrine), and MN-029 (denibulin) for the development of these product candidates. We have pursued development of these product candidates in various indications including COVID-19, progressive MS, ALS, chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, various addictions, NASH and NAFLD, IPF, acute exacerbations of asthma, and solid tumor cancers.

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

We develop and maintain relationships with pharmaceutical companies that are therapeutic category leaders. We intend to discuss strategic alliances with leading pharmaceutical companies who seek product candidates, such as MN-166 (ibudilast), MN-001 (tipelukast), MN-221 (bedoradrine), and MN-029 (denibulin), which could support our clinical development and product commercialization.

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

Following are the details of our product development programs:

MN-166 (ibudilast)

MN-166 (ibudilast) is a novel, first-in-class, oral, anti-inflammatory and neuroprotective agent. MN-166 (ibudilast) inhibits macrophage migration inhibitory factor (MIF) and certain phosphodiesterases (PDEs). MN-166 (ibudilast) also attenuates activated glia cells, which play a major role in certain neurological conditions. While it has been in use for more than 20 years in Japan and Korea for the treatment of asthma and post-stroke dizziness, we are developing MN-166 (ibudilast) for the treatment of progressive MS, ALS, chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, and substance dependence. We licensed MN-166 (ibudilast) from Kyorin Pharmaceuticals (Kyorin) in 2004.

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

We have filed patent applications for multiple uses of MN-166 (ibudilast) for the treatment of neurological conditions. Some of the patent estate has received allowance in the United States and foreign countries. For example, we have been granted separate U.S. patents that cover the use of MN-166 (ibudilast) for the treatment of progressive MS, for the treatment of ALS, for the treatment of glioblastoma, for the treatment of drug addiction or dependence, and for the treatment of neuropathic pain.

Progressive Multiple Sclerosis: MS is a complex disease with predominantly unknown etiology and affects approximately 2.3 million people worldwide, according to the National Multiple Sclerosis Society, or NMSS. Also, according to NMSS, approximately 85 percent of people with MS are initially diagnosed with relapsing-remitting MS, or RRMS, and some people who are initially diagnosed with RRMS will eventually transition to secondary progressive MS, or SPMS. About 15 percent of people with MS are diagnosed with primary progressive MS, or PPMS. There is only one approved drug for PPMS and it is administered by intravenous infusion. Although several drugs have been approved for SPMS with relapses, there are no approved drugs generally considered safe and efficacious for SPMS in the absence of relapses. There is a significant medical need for a safe, effective, and conveniently administered therapy for patients with PPMS and SPMS and the unmet medical need is highest in patients with SPMS without relapses. MN-166 (ibudilast) may meet these needs.

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

Results of the SPRINT-MS Phase 2b clinical trial of MN-166 (ibudilast) in progressive MS were published in the New England Journal of Medicine in August 2018. In April 2019, we announced results from a subgroup analysis of the SPRINT-MS Phase 2b trial of MN-166 (ibudilast) in progressive MS. The purpose of the subgroup analysis was to provide information about which types of progressive MS subjects responded best to MN-166 (ibudilast) treatment in terms of the clinically significant endpoint of the risk of confirmed disability progression compared to placebo, as measured by EDSS. The trends for reduction in the risk of confirmed disability progression were highest for the subgroup of subjects with Secondary Progressive MS without Relapse, in which MN-166 (ibudilast) demonstrated a 46% risk reduction compared to placebo as indicated by the hazard ratio of 0.538. Additional data from the completed SPRINT-MS Phase 2b trial of MN-166 (ibudilast) in progressive MS was presented in May 2019 at the American Academy of Neurology (AAN) 71st Annual Meeting in Philadelphia. In November 2020, we announced that positive Optical Coherence Tomography (OCT) results from the SPRINT-MS Phase 2b trial of MN-166 (ibudilast) in progressive MS were published in Multiple Sclerosis Journal. OCT measures included macular volume, pRNFL (peripapillary retinal nerve fiber layer) thickness, and ganglion cell-inner plexiform (GCIP) layer thickness.  All of these OCT measures showed less loss of retinal tissue for MN-166 (ibudilast) compared to placebo. We were granted Fast Track designation from the FDA for MN-166 (ibudilast) for the treatment of progressive MS in 2016.

Amyotrophic Lateral Sclerosis (ALS): ALS, also known as Lou Gehrig’s disease, is a progressive neurodegenerative disease that affects nerve cells in the brain and the spinal cord. The nerves lose the ability to trigger specific muscles, which causes the muscles to become weak. As a result, ALS affects voluntary movement and patients in the later stages of the disease may become totally paralyzed. Mean survival time of an ALS patient is three to five years. According to the ALS Association, there are approximately 16,000 ALS patients in the United States and approximately 5,000 people in the United States are diagnosed with ALS each year.

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

In December 2015, we announced that the FDA granted Fast Track designation to MN-166 (ibudilast) for the treatment of patients with ALS. In March 2016, we announced that we received a Notice of Allowance from the United States Patent and Trademark Office (PTO) for a new patent which covers MN-166 (ibudilast) for the treatment of ALS. In October 2016, we announced that the FDA granted Orphan-Drug designation to MN-166 (ibudilast) for the treatment of ALS, which will provide seven years of marketing exclusivity if it is approved for ALS. In December 2016, we announced that the European Commission granted Orphan Medicinal Product Designation for MN-166 (ibudilast) for the treatment of ALS. In January 2019, we received a Notice of Allowance from the U.S. PTO for a new patent which covers the combination of MN-166 (ibudilast) and riluzole for the treatment of ALS and other neurodegenerative diseases.

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

Methamphetamine Addiction: Methamphetamine is a central nervous system stimulant drug that is similar in structure to amphetamine. It is a Schedule II drug, meaning that it has high abuse potential and low therapeutic potential. According to the Substance Abuse and Mental Health Services Administration’s (SAMHSA) 2019 National Survey on Drug Use and Health, there are approximately 1.0 million people aged 12 or older with methamphetamine use disorder (includes those with dependence or abuse) in the United States. The Rand Corporation has estimated that the economic burden of methamphetamine use in the United States is approximately $23.4 billion. Currently, there is no pharmaceutical treatment approved for methamphetamine dependence. Based on non-clinical results of the effects of MN-166 (ibudilast) in an animal model of methamphetamine relapse, investigators at UCLA conducted a Phase 1b clinical trial funded by NIDA to examine the safety and preliminary efficacy of MN-166 (ibudilast) in non-treatment-seeking, methamphetamine-dependent users in an inpatient trial that was completed in 2012. Subsequently, UCLA investigators received NIDA grant funding for a Phase 2 clinical trial to evaluate MN-166 (ibudilast) in methamphetamine-dependent users in an outpatient trial setting that commenced in 2013. In March 2018, we announced that this trial did not meet the primary endpoint of methamphetamine abstinence confirmed via urine drug screens during the final two weeks of treatment. In November 2017, we announced a collaboration with Oregon Health & Science University to initiate a biomarker study to evaluate MN-166 (ibudilast) in methamphetamine use disorder and this study is ongoing. We were granted Fast Track designation from the FDA for MN-166 (ibudilast) for the treatment of methamphetamine dependence in 2013.

Opioid Withdrawal and Dependency: According to the SAMHSA’s 2019 National Survey on Drug Use and Health, there are approximately 1.4 million people aged 12 or older with pain reliever use disorder (includes those with dependence or abuse) and approximately 438,000 people aged 12 or older with heroin use disorder (includes those with dependence or abuse) in the United States. Access to prescription opioids has recently become more difficult due to more stringent policies on prescribing opioids. An unintended consequence of this policy is increased use of heroin. Heroin is attractive to prescription opioid addicts because it is less expensive and more accessible than prescription opioids. Heroin poses serious health issues, such as risk of HIV and Hepatitis C infection, overdose, and death (Knopf, 2012). There is an urgent, significant unmet medical need for a safe, effective non-addictive, non-opioid therapy for the treatment of prescription opioid and heroin addiction. Investigators at Columbia University and NYSPI previously completed a NIDA-funded, randomized, double-blind, placebo-controlled in-unit Phase 1b/2a clinical trial to evaluate the ability of MN-166 (ibudilast) to reduce opioid withdrawal symptoms in humans. Subsequently, investigators at Columbia University and NYSPI conducted a NIDA-funded Phase 2a clinical trial of MN-166 (ibudilast) for the treatment of prescription opioid or heroin dependence. In March 2016, we announced that positive findings from the results of this completed study in opioid dependence were presented at the Behavior, Biology and Chemistry: Translational Research in Addiction Meeting.

Alcohol Addiction: According to SAMHSA’s 2019 National Survey on Drug Use and Health, there are approximately 14.5 million people aged 12 or older in the United States with alcohol use disorder (includes those with dependence or abuse). The Centers for Disease Control and Prevention (CDC) has reported that excessive alcohol use costs the United States $249 billion per year. Medicines that have been approved by the FDA to treat alcohol dependence include Antabuse®, Vivitrol®, Campral® and Revia®. However, the search for a safe and effective drug remains elusive due to limited success of these FDA-approved compounds (Witkiewitz et al., 2012). In a non-clinical trial (Bell et al., 2013), MN-166 (ibudilast) was examined in rats and mice and was found to reduce alcohol drinking in alcohol-preferring P rats and high-alcohol drinking (HAD1) rats by 50%, and in mice made dependent on alcohol at doses which had no effect on non-dependent mice. Investigators at UCLA received funding from the NIAAA to conduct a study to evaluate MN-166 (ibudilast) with a randomized, double-blind, placebo-controlled within-subject crossover design to determine the safety, tolerability and initial human laboratory efficacy of MN-166 (ibudilast) in a sample of 24 non-treatment seeking individuals with either alcohol abuse or dependence. Results of the alcohol dependence study were presented at the American College of Neuropsychopharmacology (ACNP)’s 54th Annual Meeting in December 2015. MN-166 (ibudilast), but not placebo, significantly decreased basal, daily alcohol craving over the course of the study (p<0.05). MN-166 (ibudilast) did not affect cue- and stress-induced alcohol craving. However, MN-166 (ibudilast) increased positive mood during both the cue reactivity and stress procedures. MN-166 (ibudilast) was safe and well-tolerated during the study. In May 2018, we announced plans to initiate an NIH-funded clinical trial of MN-166 (ibudilast) in alcohol dependence and withdrawal in collaboration with researchers at UCLA. Results of this Phase 2 clinical trial were presented at the American Psychological Association 2020 Annual Convention which was held online in August 2020. MN-166 (ibudilast) significantly reduced the number of heavy drinking days compared to placebo (p=0.03). There was a significant effect of MN-166 (ibudilast) on alcoholic beverage images vs. non-alcoholic beverage images percent signal change in the bilateral ventral striatum (VS) evaluated by fMRI (p=0.02) which indicated that MN-166 (ibudilast) reduced alcohol cue-elicited activation in the VS relative to placebo. In other words, MN-166 (ibudilast) reduced the rewarding response to alcohol in the brain. In August 2018, we announced a new NIAAA-funded Phase 2b clinical trial of MN-166 (ibudilast) in alcohol dependence in collaboration with researchers at UCLA. This clinical trial, which is currently ongoing, is evaluating whether MN-166 (ibudilast) will decrease the percentage of heavy drinking days (defined as ≥ 5 drinks for men and ≥ 4 drinks for women), as compared to placebo, over the course of the 12-week trial.

Chemotherapy-Induced Peripheral Neuropathy: Peripheral neuropathy is a set of symptoms caused by damage to peripheral nerves, the nerves that are away from the brain and spinal cord. Some of the chemotherapy and other drugs used to treat cancer can damage peripheral nerves which carry sensations to the brain and control the movement of the arms and legs. This damage results in chemotherapy-induced peripheral neuropathy (CIPN) which can be a disabling side effect of cancer treatment. Common symptoms of CIPN include pain, burning, tingling, loss of feeling, coordination and balance problems, muscle weakness, trouble swallowing and passing urine, constipation, and blood pressure changes. Severe CIPN may require chemotherapy dose reduction or cessation. According to a meta-analysis which included more than 4,000 patients, CIPN prevalence was 68% when measured in the first month after chemotherapy, 60% at 3 months, and 30% at 6 months or more (“Incidence, prevalence, and predictors of chemotherapy-induced peripheral neuropathy: A systematic review and meta-analysis,” Seretny M et al 2014). In March 2018, we announced plans to initiate a clinical trial to evaluate MN-166 (ibudilast) as a treatment for prevention of CIPN which was funded by the University of Sydney Concord Cancer Centre in Australia. This open-label, sequential cross-over pilot study assessed acute neurotoxicity, CIPN, and drug interactions of MN-166 (ibudilast) in patients with metastatic gastrointestinal cancer (colorectal cancer and upper gastrointestinal cancers) who were receiving oxaliplatin.  In September 2020, we announced that positive clinical findings from this clinical trial were published in Cancer Chemotherapy and Pharmacology.  Co-administration of MN-166 (ibudilast) with oxaliplatin resulted in improvement or stabilization of oxaliplatin-induced neurotoxicity in the majority of participants treated with oxaliplatin.  According to the Oxaliplatin-Specific Neurotoxicity Scale (OSNS) assessments, 12 out of 14 participants reported acute neurotoxicity (Grade 1 or 2) in both cycles. Of those, ten out of 12 participants were unchanged and two participants had improved symptoms from Grade 2 to Grade 1 with MN-166 (ibudilast) co-treatment.  Acute neurotoxicity, which predicts chronic CIPN, is expected to worsen in patients with continued chemotherapy.  Pharmacokinetic analysis indicated no effect of MN-166 (ibudilast) on systemic exposure of oxaliplatin.  In October 2020, we announced plans to initiate a multi-center, placebo-controlled, randomized Phase 2b trial to evaluate MN-166 (ibudilast) in CIPN, which will be funded by the Australasian Gastro-Intestinal Trials Group (AGITG).  This clinical trial will evaluate MN-166 (ibudilast) as a potential treatment to reduce acute neurotoxicity severity and CIPN in patients with metastatic colorectal cancer.

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

Glioblastoma: According to the American Association of Neurological Surgeons, glioblastoma is an aggressive brain tumor that develops from glial cells (astrocytes and oligodendrocytes), grows rapidly, and commonly spreads into nearby brain tissue. The American Brain Tumor Association reports that glioblastomas represent about 15% of all primary brain tumors. Approximately 10,000 cases of glioblastoma are diagnosed each year in the U.S. Median survival is approximately 11-15 months for adults with more aggressive glioblastoma (IDH-wildtype) who receive standard treatment (surgery, temozolomide, and radiation therapy). In June 2017, we announced positive results from an animal model study that examined the potential clinical efficacy of MN-166 (ibudilast) for the treatment of glioblastoma which were presented at the 2017 American Society of Clinical Oncology (ASCO) Annual Meeting. Results of the glioblastoma mouse model study showed that median survival was higher in the group that received combination treatment with MN-166 (ibudilast) plus temozolomide compared to the group that received temozolomide alone. In May 2018, we announced that the Investigational New Drug Application (IND) for MN-166 (ibudilast) for treatment of glioblastoma was accepted and opened with the FDA. We were also informed by the FDA that the proposed clinical investigation of MN-166 (ibudilast) in combination with temozolomide for treatment of glioblastoma may proceed. In October 2018, we announced that the FDA granted orphan-drug designation to MN-166 (ibudilast) as adjunctive therapy to temozolomide for the treatment of glioblastoma. In January 2019, we announced the initiation of enrollment in a clinical trial of MN-166 (ibudilast) in combination with temozolomide (TMZ, Temodar‑®) for the treatment of glioblastoma at the Dana-Farber Cancer Institute in Boston. In February 2019, we announced that Scientific Reports published results from the animal model study evaluating MN-166 (ibudilast) in glioblastoma. The article, “Ibudilast sensitizes glioblastoma to temozolomide by targeting Macrophage Migration Inhibitory Factor (MIF),” is the first publication reporting the potential clinical utility of MN-166 (ibudilast) for glioblastoma.  In June 2020, we announced that positive preclinical findings were published in Frontiers in Immunology regarding the prospect of MN-166 (ibudilast) as an adjunctive treatment for glioblastoma.  The publication, entitled “Glioblastoma myeloid-derived suppressor cell subsets express differential macrophage migration inhibitory factor receptor profiles that can be targeted to reduce immune suppression”, was based on our collaboration with the Cleveland Clinic.

Prevention of Acute Respiratory Distress Syndrome (ARDS) in patients with COVID-19: ARDS is a serious lung condition that causes low blood oxygen. Difficulty breathing is usually the first symptom of ARDS. Infections are the most common risk factors for ARDS and these infections may include influenza, coronavirus, or other viruses. According to the ARDS Foundation, there are an estimated 190,000 ARDS cases per year in the U.S. The rate of death in the hospital is approximately 40% for ARDS patients. In March 2020, we announced plans to initiate development of MN-166 (ibudilast) for severe pneumonia and ARDS based on positive results of a preclinical study in an animal model of ARDS (Yang et al., 2020).  Results of this preclinical study showed that MN-166 (ibudilast) treatment reversed histological changes observed in the ARDS mouse model including inflammation, hemorrhage, alveolar congestion, and alveolar wall edema. Importantly, pulmonary edema was significantly reduced by MN-166 (ibudilast) treatment (p<0.001). In addition, MN-166 (ibudilast) significantly reduced the levels of inflammatory cytokines including TNF-alpha (p<0.001), IL-1beta (p<0.001), IL-6 (p<0.001), and MCP-1 (p<0.001) in a dose-dependent manner, indicating that ibudilast suppressed the inflammatory response. Results of this study also suggest that MN-166 (ibudilast) protects against pulmonary injury by attenuating cell apoptosis in lung tissue.  In addition to data from the animal model of ARDS, MN-166 (ibudilast) has been identified as a compound with potential anti-SARS-CoV-2 activity in an in vitro study which screened 1,520 compounds for SARS-CoV-2 replication inhibition (Touret et al., 2020).  In April 2020, we announced plans to initiate a clinical trial of MN-166 (ibudilast) for ARDS caused by COVID-19.  In July 2020, we announced that the IND for MN-166 (ibudilast) for prevention of ARDS was accepted and opened with the FDA.  We were also informed by the FDA that the proposed clinical investigation of MN-166 (ibudilast) for the prevention of ARDS in patients with COVID-19 may proceed.

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

MN-221 (bedoradrine) is designed to treat acute exacerbations of asthma via intravenous (i.v.) infusion, bypassing constricted airways to deliver the drug to the lungs. Preclinical studies showed MN-221 (bedoradrine) to have a high affinity for the ß2 -adrenergic receptor, found primarily in the lungs, and a much lower affinity for the ß1 -adrenergic receptor found primarily in cardiac tissue. MN-221 (bedoradrine)’s improved delivery to the lungs and its cardiac safety profile has potential to help fill an unmet need for patients with acute exacerbations of asthma, helping them to breathe easier and avoid a costly hospital stay.

Acute Exacerbation of Asthma: According to the most recent data available from the United States National Center for Health Statistics, there were 1.56 million emergency department visits due to asthma in 2017 and 3,564 deaths due to asthma in 2017.

We completed a Phase 2b randomized, double-blind, placebo-controlled clinical trial (N=175) evaluating MN-221 (bedoradrine) in patients with acute exacerbations of asthma in the emergency department setting. MN-221 (bedoradrine) did not statistically meet the primary endpoint, improvement in FEV1 (Forced Expiratory Volume in One Second) compared to placebo. However, MN-221 (bedoradrine) treatment demonstrated statistically significant improvements in endpoints associated with Dyspnea Index scores. MN-221 (bedoradrine) treatment significantly increased (improved) the change from baseline in Dyspnea Index scale score over Hours 0-3 compared to placebo (based on AUC [0-3 hr], p =0.0405), significantly increased the change from baseline in Dyspnea Index scale scores at Hour 2 compared to placebo (based on mean score, p = 0.0042), and significantly increased the percentage of subjects who had improvement in the Dyspnea Index score ≥ 1 point at Hour 2 compared to placebo (p = 0.0323). A post-hoc analysis was performed to evaluate the Treatment Failure rate defined as the number of subjects who were either hospitalized or who returned to the emergency department during the course of the study. In subjects who received corticosteroids greater than 3 hours prior to study drug infusion, the number of treatment failures was significantly greater in the placebo group (74%) versus the MN-221 (bedoradrine) group (43%), p=0.0489. No safety/tolerability issues of clinical significance were observed.

In October 2012, we met with the FDA to review future development of this product candidate. The FDA identified the risk/benefit profile of MN-221 (bedoradrine) as a focal point for further development and advised that a clinical outcome, such as a reduction in hospitalizations, would need to be a primary endpoint in a pivotal trial. We have decided that any future MN-221 (bedoradrine) development will be designed based on the feedback received from the FDA and that any future MN-221 (bedoradrine) clinical trial development for asthma will be partner-dependent from a funding perspective.

MN-001 (tipelukast)

MN-001 (tipelukast) is a novel, orally bioavailable small molecule compound which exerts its effects through several mechanisms to produce its anti-fibrotic and anti-inflammatory activity in preclinical models, including leukotriene (LT) receptor antagonism, inhibition of PDEs (mainly 3 and 4), and inhibition of 5-lipoxygenase (5-LO). The 5-LO/LT pathway has been postulated as a pathogenic factor in fibrosis development and the inhibitory effect of MN-001 (tipelukast) on 5-LO and the 5-LO/LT pathway is considered to be a novel approach to treat fibrosis. MN-001 (tipelukast) has been shown to down-regulate expression of genes that promote fibrosis including LOXL2, Collagen Type 1 and TIMP-1. MN-001 (tipelukast) has also been shown to down-regulate expression of genes that promote inflammation including CCR2 and MCP-1. In addition, histopathological data shows that MN-001 (tipelukast) reduces fibrosis in multiple animal models. We licensed MN-001 (tipelukast) from Kyorin in 2002. In addition to granting MN-001 (tipelukast) Fast Track designation for the treatment of NASH with fibrosis, the

FDA has also granted MN-001 (tipelukast) Orphan-Drug designation and Fast Track designation for the treatment of idiopathic pulmonary fibrosis (IPF).

Previously, we evaluated MN-001 (tipelukast) for its potential clinical efficacy in asthma and completed a Phase 2 study in asthma with positive results. MN-001 (tipelukast) has been administered to more than 600 subjects and is considered generally safe and well-tolerated.

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

In November 2020, we announced positive results of in-vitro and in-vivo studies that evaluated MN-001 (tipelukast) for its anti-liver fibrotic effect in human hepatic stellate cells (HSCs) and in an acute liver injury model at the the annual meeting of the American Association for the Study of Liver Diseases (AASLD). MN-001 attenuated TGFβ1 induced HSC activation, TGFβ1 mediated increase in HSC motility and contractility, and fibrogenic signaling in a mouse acute carbon tetrachloride (CCl4)-induced liver injury model.  These data provide additional scientific evidence to support MN-001’s anti-fibrotic effects in the liver.

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

We completed a pre-clinical study evaluating the potential clinical efficacy of MN-001 (tipelukast) for the treatment of pulmonary fibrosis. MN-001 (tipelukast), which was administered orally once daily (30, 100 and 300 mg/kg) for two weeks, was evaluated in a mouse model of bleomycin-induced pulmonary fibrosis (PF) as measured by CT evaluation of lung density, degree of pulmonary fibrosis using the Ashcroft score based on histopathological staining, and hydroxyproline content, which is an indicator of fibrosis or storage of collagen in tissue. MN-001 (tipelukast) significantly decreased the Ashcroft score compared to the Vehicle-treated group (p<0.05) after two weeks of treatment and MN-001 (tipelukast) reduced lung density when compared to the Vehicle-treated group. Moreover, lung hydroxyproline content was significantly reduced compared to the Vehicle-treated group (p<0.01). These results show that treatment with MN-001 (tipelukast) has significant anti-fibrogenic effects in bleomycin-induced pulmonary fibrosis in mice.

We have an open IND and the FDA approved a Phase 2 clinical trial protocol for MN-001 (tipelukast) for the treatment of IPF. A Phase 2 clinical trial of MN-001 (tipelukast) in IPF is currently ongoing at Penn State. The FDA has granted Orphan-Drug designation to MN-001 (tipelukast) for treatment of IPF. Orphan-Drug designation will provide seven years of marketing exclusivity for MN-001 (tipelukast) for the treatment of IPF if it is approved for this indication. The FDA has also granted Fast Track designation to MN-001 (tipelukast) for the treatment of patients with IPF.

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

The first Phase 1 trial determined the safety, tolerability, and maximum tolerated dose (MTD) level of single doses of MN-029 (denibulin) given every three weeks in 34 subjects with refractory cancer. The MTD was determined to be 180 mg/m2 and appeared to be safe as a single i.v. dose administered every three weeks for as many as 25 cycles. There were no clinically significant changes in routine laboratory assessments, vital signs, or ECG monitoring. The most commonly reported adverse events (AEs) were similar to other chemotherapies - vomiting, nausea, diarrhea, and fatigue. There was a total of nine serious adverse events (SAEs) and study discontinuations due to AEs. In a preliminary evaluation of anti-tumor activity, no patient had a complete response or partial response; however stable disease was seen in 12 patients. MN-029 (denibulin) had a desired vascular effect in seven of 11 patients that were administered drug at dose levels of ≥120 mg/m2. Nine patients continued into extended cycles of treatment.

The second Phase 1 study was conducted to determine the safety, tolerability and MTD of single doses of MN-029 (denibulin) given every seven days for a total of three doses (Days 1, 8 and 15), followed by 13-day recovery (Days 16-28) in subjects with advanced/metastatic solid tumor cancer. Subjects who tolerated treatment with MN-029 (denibulin) could receive additional cycles. All 20 subjects reported at least one AE related to the study drug. The most common AEs considered related to the study drug were vomiting, nausea, arthralgia and headache. There were no clinically significant changes in routine laboratory assessments, vital signs, or ECG monitoring. There was one SAE considered unrelated to the study drug. Consistent with the previous Phase 1 trial, MN-029 (denibulin) up to dose levels of 180 mg/m2 appeared to be safe and well tolerated. One subject had a partial response which lasted for 74 days. Stable disease was observed in seven subjects. The results suggested an effect of MN-029 (denibulin) on vascular perfusion; however, a larger sample size is warranted.

In January 2014, we were granted a new patent from the United States Patent and Trademark Office which covers MN-029 (denibulin) di-hydrochloride. The patent, which will expire no earlier than July 2032, has claims that cover a compound, pharmaceutical composition, and method of treating certain cell proliferation diseases, including solid tumors, based on denibulin di-hydrochloride. We have filed patent applications based on this U.S. patent in certain foreign countries, and most of them have been granted.

 Table 1:  MN-166 (ibudilast) Clinical Trials and Programs

Indication	Clinical Study	Institution and Funding Agency(s)	Status

COVID-19 Primary Progressive and Secondary Progressive Multiple Sclerosis

A Randomized, Double-Blind, Placebo-Controlled, Parallel Group Study to Evaluate the Efficacy, Safety, Tolerability, Biomarkers and PK of MN-166 (Ibudilast) in COVID-19 Subjects at Risk for Developing ARDS

A Randomized, Double-Blind, Placebo-Controlled Study to Evaluate the Safety, Tolerability and Activity of Ibudilast (MN-166) in Subjects with Progressive Multiple Sclerosis

		Multicenter MediciNova, Inc. Cleveland Clinic / Multicenter National Institute on Neurological Diseases and Stroke MediciNova, Inc.	Ongoing Completed

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

		University of Sydney Concord Cancer Centre in Australia	Completed
Chemotherapy-Induced Peripheral Neuropathy Glioblastoma

Can Oxaliplatin neurotoxicity be reduced with ibudilast in people with metastatic colorectal cancer – a phase II randomized study

Phase 1b/2a Multi-center, Open-label, Dose Escalation Study to Evaluate the Safety, Tolerability and Efficacy of MN-166 (ibudilast) and Temozolomide Combination Treatment in Patients With Glioblastoma

		University of Sydney Australasian Gastro-Intestinal Trials Group in Australia Dana-Farber Cancer Institute MediciNova, Inc.	Ongoing Ongoing

Substance Dependence / Addiction:

Methamphetamine Dependence	Randomized Trial of Ibudilast for Methamphetamine Dependence	UCLA National Institute on Drug Abuse	Completed
Methamphetamine Dependence / Biomarker	Effect of Ibudilast on Neuroinflammation in Methamphetamine Users	Oregon Health & Science University	Ongoing
Opioid Dependence	Effects of Ibudilast (MN-166), a Glial Activation Inhibitor, on Oxycodone Self-Administration in Opioid Abusers	Columbia University / NYSPI National Institute on Drug Abuse MediciNova, Inc.	Completed
Alcohol Dependence	Development of Ibudilast (MN-166) as a Novel Treatment for Alcoholism	UCLA National Institute on Alcohol Abuse and Alcoholism	Completed
Alcohol Dependence and Withdrawal Alcohol Dependence	Ibudilast (MN-166) and Withdrawal-Related Dysphoria Ibudilast (MN-166) for the Treatment of Alcohol Use Disorder	UCLA National Institute on Drug Abuse UCLA National Institute on Alcohol Abuse and Alcoholism	Completed Ongoing

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

For the MN-166 (ibudilast) development program, we have historically sourced and imported delayed-release ibudilast capsules, marketed in Japan as Pinatos®, from Taisho Pharmaceutical Co., Ltd. (Taisho). In addition, we use contract manufacturers to manufacture API and finished product for the MN-166 (ibudilast) development program.

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

Intellectual Property and License Agreements

Since our inception in September 2000, we have entered into license agreements with pharmaceutical companies which cover our current product candidates. We have also entered into license agreements with universities which cover additional intellectual property related to our product candidates. In general, we seek to procure patent protection for our anticipated products, or obtain such protection from the relevant patents owned by our licensors. Although the majority of our licensed patents have expired, we hold licensed rights to one issued foreign patent that is not expired. In addition to these licensed rights, we hold 27 issued U.S. patents and have filed 11 additional U.S. patent applications. We also hold 58 issued foreign patents and 36 pending foreign patent applications corresponding to these U.S. patents and patent applications. We are not aware of any third party infringement of the patents owned or licensed by us and are not party to any material claims by third parties of infringement by us of such third parties’ intellectual property rights. The following is a description of our existing license agreements and intellectual property rights for each of our clinical product candidates.

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

We own, co-own or hold licenses to ten issued U.S. patents and ten pending U.S. patent applications as well as 23 issued foreign patents and 17 pending foreign patent applications covering MN-166 (ibudilast) and its analogs. These patents and patent applications are related to our development portfolio and are primarily directed to methods of treating various indications using MN-166 (ibudilast) and its analogs.

We have been granted a U.S. patent which covers the use of MN-166 (ibudilast) for the treatment of progressive forms of MS. This patent will expire no earlier than November 2029, not including a potential extension under patent term restoration rules, and covers a method of treating PPMS or SPMS by administering MN-166 (ibudilast). Counterparts of this patent application have been granted in certain foreign jurisdictions. In December 2020, we received a notice of allowance for a pending U.S. patent application which covers the combination of MN-166 (ibudilast) and interferon-beta for the treatment of progressive MS including both PPMS and SPMS. Once issued, the patent maturing from this allowed U.S. patent application is expected to expire no earlier than October 2039. We have been granted a U.S. patent which covers the use of MN-166 (ibudilast) for the treatment of amyotrophic lateral sclerosis (ALS) and it expires no earlier than January 2029. We have been granted a U.S. patent which covers the combination of MN-166 (ibudilast) and riluzole for the treatment of ALS and other neurodegenerative diseases and it expires no earlier than November 2035. We have been granted a U.S. patent which covers the use of MN-166 (ibudilast) as part of a combination treatment for glioblastoma and it expires no earlier than February 2039. We have been granted a U.S. patent which covers the use of MN-166 (ibudilast) for the treatment of drug addiction or drug dependence or withdrawal syndrome and it expires no earlier than January 2030. Counterparts of this patent application have been granted in certain foreign jurisdictions. We have been granted a U.S. patent which covers the use of MN-166 (ibudilast) for the treatment of neuropathic pain and it expires no earlier than December 2025.

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

The term of the agreement is determined on a country-by-country basis and extends until the expiration of the last Kissei patent (or equivalent) under license or in the event that a valid claim does not exist or, if a valid claim expired more than ten years from the date of first commercial sale, ten years from the date of first commercial sale. In either case, the term of the agreement would not extend for any particular country past the date on which generic competition exists in such country.

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

MN-029 (denibulin)

On June 19, 2002, we entered into an exclusive license agreement with Angiogene, a privately held, British drug discovery company, for the development and commercialization of the ANG-600 series of compounds. We obtained an exclusive, worldwide, sub-licensable license to the patent rights and know-how related to the ANG-600 series of compounds disclosed in and included or covered by these patents for all indications. MN-029 (denibulin) is one of the ANG-600 series compounds covered by this license. We have been granted a U.S. patent which covers MN-029 (denibulin) di-hydrochloride and expires no earlier than July 2032. The allowed claims cover a compound, pharmaceutical composition and method of treating certain cell proliferation diseases, including solid tumors, based on denibulin di-hydrochloride. Patent applications corresponding to this U.S. patent were filed in certain foreign countries and patents have been granted in some of those countries.

The license agreement may be terminated by either party following an uncured breach of any material provision in the agreement by the other party, and we may terminate the agreement at any time by giving 30 days’ advance written notice to Angiogene.

The term of this agreement is determined on a country-by-country basis and extends until the earlier of the expiration of the last Angiogene patent (or equivalent) under license which has a valid claim or 15 years from the date of first commercial sale.

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

There can be no assurance that patent applications filed by us or others, in which we have an interest as assignee, licensee or prospective licensee, will result in patents being issued or that, if issued, any of such patents will afford protection against competitors with similar technology or products or could not be circumvented or challenged. For example, we have U.S. patents covering the method of treating progressive MS with MN-166 (ibudilast), the method of treating ALS with MN-166 (ibudilast), the method of treating glioblastoma with MN-166 (ibudilast) as part of a combination therapy, the method of treating drug addiction or drug dependence with MN-166 (ibudilast), and the method of treating neuropathic pain with MN-166 (ibudilast), but we do not have any composition of matter patent claims for MN-166 (ibudilast) because that patent has expired. As a result, unrelated third parties may develop products with the same API as MN-166 (ibudilast) so long as such parties do not infringe our method of use patents, other patents we have exclusive rights to through our licensors or any patents we may obtain for MN-166 (ibudilast).

In addition, if we develop certain products that are not covered by any patents, we will be dependent on obtaining market exclusivity under the new chemical entity exclusivity provisions of the Hatch-Waxman Act for such products in the United States and/or data exclusivity provisions in Europe. If we are unable to obtain strong proprietary protection for our products after obtaining regulatory approval, competitors may be able to market competing generic products by taking advantage of an abbreviated procedure for obtaining regulatory clearance, including the ability to demonstrate bioequivalency to our product(s) without being required to conduct lengthy clinical trials. Certain of our license agreements provide for reduced or foregone royalties in the event of generic competition.

Competition

The development and commercialization of new drugs is extremely competitive and characterized by extensive research efforts and rapid technological progress. Competition in our industry occurs on a variety of fronts, including developing and bringing new products to market before others, developing new products to provide the same benefits as existing products at lower cost and developing new products to provide benefits superior to those of existing products. We face competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies in the United States and abroad. Some of these competitors have products or are pursuing the development of drugs that target the same diseases and conditions that are the focus of our product development programs. Many of our competitors have products that have been approved or are in advanced development and may succeed in developing drugs that are more effective, safer, more affordable, or more easily administered than ours or that achieve patent protection or commercialization sooner than our products. Our competitors may also develop alternative therapies that could further limit the market for any products that we are able to obtain approval for, if at all.

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

MN-166 (ibudilast) for Progressive Multiple Sclerosis (Progressive MS)

Our MN-166 (ibudilast) product candidate is in development for the treatment of progressive MS. Mitoxantrone is approved for the treatment of secondary progressive MS but it cannot be used on a long-term basis because of the potential for cardiac toxicity. Mayzent (siponimod), Mavenclad (cladribine), Vumerity (diroximel fumarate), Zeposia (ozanimod), Kesimpta (ofatumumab), and Bafiertam (monomethyl fumarate) are approved for the treatment of secondary progressive MS with relapses. Ocrevus (ocrelizumab) is approved for the treatment of primary progressive MS. Other programs in clinical development for progressive MS include MedDay’s MD1003 and AB Science’s masitinib.

MN-166 (ibudilast) for Amyotrophic Lateral Sclerosis (ALS)

Our MN-166 (ibudilast) product candidate is also in development for the treatment of ALS. Generic riluzole, which is also sold under the brand names Rilutek and Tiglutik, and Radicava (edaravone) are approved for the treatment of ALS. We are aware of additional compounds in clinical development for the treatment of ALS at other companies including Cytokinetics, BrainStorm Cell Therapeutics Inc., AB Science, Biogen, Orphazyme, and Amylyx Pharmaceuticals.

MN-166 (ibudilast) for Substance Dependence and Addiction

Our MN-166 (ibudilast) product candidate is also in development for the treatment of opioid dependence, methamphetamine addiction, and alcohol dependence. Current treatments for opioid withdrawal symptoms include narcotics such as generic methadone and Indivior, Inc.’s Suboxone Film (buprenorphine + the opioid antagonist naloxone). Other products approved for opioid dependence include Alkermes’s Vivitrol (naltrexone monthly injection), Orexo’s Zubsolv (buprenorphine and naloxone), BioDelivery Sciences’s Bunavail (buprenorphine and naloxone), Titan Pharmaceuticals Inc.’s Probuphine (buprenorphine) implant, and Indivior’s Sublocade (buprenorphine extended-release injection). In December 2018, Braeburn announced tentative FDA approval of BRIXADI, an extended-release weekly and monthly injectable buprenorphine product, for the treatment of moderate to severe opioid use disorder and it is eligible for marketing approval starting in November 2020. In December 2020, Braeburn announced that the FDA issued a Complete Response Letter regarding the New Drug Application (NDA) for BRIXADI.  FDA was unable to approve the BRIXADI NDA at this time due to deficiencies found during a recent inspection at a third-party manufacturing facility.  Limited non-narcotic drug candidates for opioid withdrawal symptoms exist. US WorldMeds, LLC’s Lucemyra (lofexidine) is a central alpha-2 adrenergic agonist approved for mitigation of opioid withdrawal symptoms to facilitate abrupt opioid discontinuation. There are no pharmaceuticals currently approved for the treatment of methamphetamine addiction. Approved treatments for alcohol dependence include Antabuse (disulfiram), Vivitrol (naltrexone), and generic acamprosate. We are aware of additional treatments in development for the treatment of alcohol dependence at other companies including Opiant Pharmaceuticals.

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

MN-166 (ibudilast) for Glioblastoma

We have initiated clinical development of our MN-166 (ibudilast) product candidate for the treatment of glioblastoma. Surgery, radiation, and chemotherapy with the drug temozolomide is the current standard of treatment for glioblastoma. GLIADEL® WAFER (carmustine implant) and AVASTIN® (bevacizumab) are also approved for the treatment for glioblastoma. We are aware of additional compounds in development for the treatment of glioblastoma at other companies including Bristol-Myers Squibb and Amgen.

MN-166 (ibudilast) for Prevention of Acute Respiratory Distress Syndrome (ARDS) in patients with COVID-19

Our MN-166 (ibudilast) product candidate is also in development for the prevention of ARDS in patients with COVID-19. While we are not aware of any other therapeutics that are in development specifically for this indication, we are aware of other therapeutics approved or in development for the treatment COVID-19.  In October 2020, Gilead Sciences announced FDA approval of its antiviral drug Veklury (remdesivir) for the treatment of patients with COVID-19 requiring hospitalization. In November 2020, the FDA granted Emergency Use Authorization (EUA) for Eli Lilly's investigational neutralizing antibody bamlanivimab (LY-CoV555) for the treatment of COVID-19 patients at high risk for progressing to severe COVID-19 and/or hospitalization. In November 2020, Eli Lilly and Incyte announced that the  FDA issued an EUA for the distribution and emergency use of baricitinib to be used in combination with remdesivir in hospitalized COVID-19 patients. In November 2020, Regeneron Pharmaceuticals announced that its multi-antibody therapy casirivimab and imdevimab administered together received Emergency Use Authorization (EUA) from the FDA for the treatment of COVID-19. We are aware of additional treatments in development for the treatment of COVID-19 at other companies including Eli Lilly, Amgen, Eisai, and AstraZeneca.

MN-221 (bedoradrine) for Acute Exacerbations of Asthma

Our MN-221 (bedoradrine) product candidate has been developed for the treatment of acute exacerbations of asthma in the emergency room setting. The current standard of care for acute exacerbations of asthma is inhaled albuterol (a beta-2-adrenergic receptor agonist), inhaled ipratropium (an anticholinergic) and oral or injected corticosteroids. In addition, subcutaneously administered terbutaline (a beta-2-adrenergic receptor agonist) is sometimes used to treat this condition, particularly in pediatric patients.

MN-001 (tipelukast) for Nonalcoholic Steatohepatitis (NASH)

Our MN-001 (tipelukast) product candidate has been developed for the treatment of NASH. There are currently no therapeutic products approved for the treatment of NASH. We are aware of compounds in clinical development for the treatment of NASH at other companies including Intercept Pharmaceuticals, Genfit, Galectin Therapeutics, Gilead Sciences, AbbVie, Galmed Pharmaceuticals, Bristol-Myers Squibb, Pfizer, Novartis, Novo Nordisk, and Enanta Pharmaceuticals.

MN-001 (tipelukast) for Idiopathic Pulmonary Fibrosis (IPF)

Our MN-001 (tipelukast) product candidate is in development for the treatment of IPF. Products approved in the United States for treatment of IPF include Roche’s (formerly InterMune) Esbriet (pirfenidone) and Boehringer Ingelheim’s OFEV (nintedanib). Other companies working on clinical development programs for treatment of IPF include Gilead, Galapagos, and FibroGen.

MN-029 (denibulin) for Solid Tumor Cancer

Our MN-029 (denibulin) product candidate has been developed for the treatment of solid tumor cancers. Roche’s Kadcyla, a HER2-targeted antibody and microtubule inhibitor conjugate, is approved for treatment of patients with HER2-positive metastatic breast cancer who previously were treated with trastuzumab and a taxane. Bayer’s Stivarga, a kinase inhibitor approved for metastatic colorectal cancer, was also approved for patients with advanced, unresectable (not subject to surgical removal) or metastatic gastrointestinal stromal tumor. Other drugs approved for solid tumor cancers include Roche’s Avastin and Xeloda, Amgen’s Xgeva, Pfizer’s Sutent, and Novartis’s Afinitor. We are aware of additional compounds in development for the treatment of solid tumor cancers at companies including Eli Lilly, Roche, Novartis, Pfizer, Sanofi, Amgen, Bayer, Merck, AstraZeneca, AbbVie and Bristol-Myers Squibb.

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

Human Capital Resources

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

Summary Risk Factors

The following is a summary of the principal risks and uncertainties that could adversely affect our business, cash flows, financial condition and/or results of operations, and these adverse impacts may be material. This summary is qualified in its entirety by reference to the more detailed descriptions of the risks and uncertainties included in this Item 1A below and you should read this summary together with those more detailed descriptions.

These principal risks and uncertainties relate to, among other things:

Risks Related to Our Business and our Industry:

•     the significant operating losses we have incurred and expect to incur for the foreseeable future;

•     our ability to obtain the capital necessary to fund our operations;

•     we do not have any products that are approved for commercial sale and do not expect to generate any revenues from product sales for the foreseeable future, if ever;

•     our dependence on the success of our MN-166 (ibudilast) and MN-001 (tipelukast) product candidates and uncertainty that these product candidates will receive regulatory approval or be successfully commercialized;

•     the complexity and uncertainty relating to progressing product candidates through the various stages of clinical trials and obtaining regulatory approval;

•     our attempts to develop MN-001 (tipelukast) in NASH and IPF may detract from our efforts to develop other product candidates;

•     the complexity, high cost and uncertainty of obtaining regulatory approval;

•     the stringent regulation of our product candidates;

•     future development and regulatory difficulties even if we are successful in receiving regulatory approval of one or more of our product candidates;

•     undesirable side effects of any product candidate experienced during clinical trials could delay or prevent regulatory approval or commercialization or limit its commercial potential;

•     delays in the commencement or completion of clinical trials, or suspension or termination of our clinical trials;

•     the loss of any rights to develop and market any of our product candidates;

•     the widespread outbreak of COVID-19 or any other illness or communicable disease, or any other public health crisis;

•     our dependence on strategic collaborations with third parties to develop and commercialize product candidates;

•     our reliance on third parties to conduct our clinical trials;

•     our reliance on third party manufacturers to produce our product candidates;

•     our ability to manufacture our product candidates in commercial quantities;

•     the commercial availability of materials necessary to manufacture our product candidates;

•     the acceptance among physicians, patients and the medical community of our product candidates;

•     the ability of users of our products to obtain adequate coverage of and reimbursement for our products from government and other third party payers;

•     our ability to retain, motivate and attract key personnel;

•     our ability to establish sales, marketing and distribution capabilities;

•     health care reform measures could adversely affect our business;

•     the impact of any product liability lawsuits against us;

•     the impact of fluctuations in our results of operations;

•     the cost of and management attention required to operate as a public company;

•     information technology systems failures, network disruptions, breaches in data security and computer crime and cyber-attacks;

•     the complexity of operating our business and marketing our products internationally;

Risks Related to Our Intellectual Property:

•     our ability to compete depends on the adequate protection of our proprietary rights;

•     the potential disclosure of our trade secrets and other proprietary information;

•     the costs and uncertainties of any dispute concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others, including trade secrets;

Risks Related to the Securities Markets and Investments in Our Common Stock

•     volatility in our stock price;

•     the potential delisting of our common stock on the NASDAQ Global Market or the JASDAQ Market of the Tokyo Stock Exchange;

•     the possibility of substantial dilution to our existing stockholders and/or the decline in price of our common stock if we were to sell additional stock under our existing at-the-market issuance sales agreement;

•     the cost of and management distraction if we were to face securities class action litigation; and

•     the anti-takeover provisions in our charter documents and under Delaware law may make it difficult for third parties to acquire us or remove and replace our directors and management.

Risks Related to Our Business and Industry

We have incurred significant operating losses since our inception and expect that we will incur continued losses for the foreseeable future.

We have incurred significant net losses since our inception. For the year ended December 31, 2020, we had a net loss of $13.9 million. At December 31, 2020, from inception, our accumulated deficit was $382.9 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development candidates, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own. As of December 31, 2020, we had available cash and cash equivalents of $60.0 million and working capital of $58.5 million. There can be no assurances that there will be adequate financing available to us in the future on acceptable terms, or at all. If we are unable to obtain additional financing, we may have to out-license or sell one or more of our programs or cease operations.

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

We expect our research and development expenses to increase in 2021 relative to 2020 as we continue development of MN-166 (ibudilast) and MN-001 (tipelukast). We do expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing drug products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

The widespread outbreak of COVID-19 or any other illness or communicable disease, or any other public health crisis, could adversely affect our business, results of operations and financial condition.

We could be negatively impacted by the widespread outbreak of COVID-19 or any other illness or communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. In December 2019, an outbreak of COVID-19 began and, in March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our financial condition, liquidity, and future results of operations, including our ability to continue to advance our product development programs in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transports, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.

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

The Sarbanes-Oxley Act requires that we (i) maintain effective internal controls for financial reporting and disclosure controls and procedures and (ii) perform an evaluation of our internal control over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404. Our listing obligations under the JASDAQ Market of the Tokyo Stock Exchange, or TSE, also require that we comply either with Section 404 of the Sarbanes-Oxley Act or equivalent regulations in Japan and we elected to comply with Section 404. Additionally, we are subject to attestation by our independent registered public accounting firm regarding our internal controls over financial reporting as of December 31, 2020 under Japanese securities laws. Our efforts to comply with Section 404 and related regulations have required, and continue to require, the commitment of significant financial and managerial resources. We cannot be certain that a material weakness will not be identified when we test the effectiveness of our controls in the future. If a material weakness is identified, we could be subject to sanctions or investigations by NASDAQ, the SEC, the TSE or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

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

Despite the listing of our common stock on the NASDAQ Global Market and the JASDAQ Market of the Tokyo Stock Exchange in Japan, trading volume in our securities has been light and an active trading market may not develop for our common stock. In 2020, our average trading volume was approximately 618,033 shares per day on the NASDAQ Global Market and approximately 230,440 shares per day on the JASDAQ Market.

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like us in particular, have historically been highly volatile and may continue to be highly volatile in the future. For example, since the date of our initial public offering in Japan on February 8, 2005 through December 31, 2020, our common stock has traded as high as approximately $42.00 and as low as approximately $1.30. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Holders of Common Stock

As of December 31, 2020, there were approximately 14 holders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

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

Overview

Background

We are a biopharmaceutical company focused on developing novel, therapeutics for the treatment of serious diseases with unmet medical needs and a commercial focus on the United States market. Our current strategy is to focus our development activities on MN-166 (ibudilast) for neurological and other disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS), chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, substance dependence and addiction (e.g., methamphetamine dependence, opioid dependence, and alcohol dependence), and prevention of acute respiratory distress syndrome (ARDS), and MN-001 (tipelukast) for fibrotic diseases such as nonalcoholic steatohepatitis (NASH) and idiopathic pulmonary fibrosis (IPF). Our pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma and MN-029 (denibulin) for solid tumor cancers. We were incorporated in Delaware in September 2000.

We have incurred significant net losses since our inception. For the year ended December 31, 2020, we had a net loss of $13.9 million. At December 31, 2020, from inception, our accumulated deficit was $382.9 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

The following table summarizes our research, development and patent expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Year Ended December 31,
	2020	2019
External development expense:
MN-166	$4,250	$3,193
BC-PIV vaccine for COVID-19	240	—
MN-001	197	149
MN-221	2	22
MN-029	3	3
Total external development expense	4,692	3,367
R&D personnel expense	2,149	2,118
R&D facility expense	47	47
Patent expense	357	345
Other R&D expense	240	202
Total research, development and patent expense	$7,485	$6,079

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

Results of Operations

Comparison of the Years ended December 31, 2020 and 2019

Revenues

We did not recognize any revenue or cost of revenues for the years ended December 31, 2020 and 2019.

Research, Development and Patent Expenses

Research, development and patent expenses for the year ended December 31, 2020 increased by $1.4 million as compared to the same period in 2019, primarily due to higher clinical trial expenses from the ongoing clinical trial of MN-166 (ibudilast) in ALS.

General and Administrative

General and administrative expenses for the year ended December 31, 2020 decreased by $1.3 million compared to the same period in 2019, primarily driven by a decrease in stock compensation expense for performance-based stock options and lower legal expenses.

Other Expense, net

Other expense for the years ended 2020 and 2019 was approximately $38,000 and $46,000, respectively. Other expense consisted of interest expense and net transaction losses related to vendor invoices denominated in foreign currencies.

Interest Income

Interest income for the year ended December 31, 2020 was approximately $0.4 million, as compared to approximately $1.1 million for the same period in 2019. The decrease was primarily due to lower interest rates available in 2020. Interest income consists of interest earned on our cash and cash equivalents.

Liquidity and Capital Resources

We incurred losses of $13.9 million and $12.9 million for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, our accumulated deficit was $382.9 million. Our operating losses to date have been funded primarily through the private placement of our equity securities, the public sale of our common stock, long-term debt, development agreements with partners and the exercise of warrants, net of treasury stock repurchases.

The following table shows a summary of our cash flows for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Net cash (used in) provided by:
Operating activities	(10,826)	(9,125)
Investing activities	(36)	(11)
Financing activities	7,106	10,616
Total	$(3,756)	$1,480

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

For the year ended December 31, 2020, we generated gross and net proceeds of $6.4 million and $6.2 million, respectively, on sales of 824,798 shares of our common stock at prices ranging from $5.55 to $10.45 per share. For the year ended December 31, 2019, we generated gross and net proceeds of $6.8 million and $6.5 million, respectively, on sales of 804,963 shares of our common stock at prices ranging from $7.24 to $10.03 per share.

Factors That May Affect Future Financial Condition and Liquidity

As of December 31, 2020, we had available cash and cash equivalents of $60.0 million and working capital of $58.5 million. On January 29, 2021 we sold and issued 3,656,307 shares of our common stock at a price of $5.47 per share for approximately $20 million in gross proceeds in a private placement of stock. As of the date of this report, we believe we have sufficient working capital to fund operations at least through the end of 2022.

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

Off-Balance Sheet Arrangements

At December 31, 2020, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

MediciNova, Inc.

La Jolla, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MediciNova, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Clinical Trial Accruals

As described in Note 1, the Company recognizes costs it incurs for preclinical studies, clinical trials and manufacturing activities as research and development expenses based on its evaluation of its vendors’ progress toward completion of specific tasks. Payment timing may differ significantly from the period in which the costs are recognized as expense. Costs for services incurred that have not yet been billed or paid are recognized as accrued expenses. In estimating the vendors’ progress toward completion of specific tasks, the Company uses data such as patient enrollment, clinical site activations or vendor information of actual costs incurred. This data is obtained through reports from or discussions with Company personnel and outside service providers as to the progress or state of completion of trials, or the completion of services. As of December 31, 2020, the Company recorded $0.4 million in clinical trial accruals.

We identified auditing management’s accounting for clinical trial accruals as a critical audit matter due to significant management judgment to estimate the progress toward completion of specific tasks that is dependent upon data and information from internal clinical personnel and third-party service providers. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•

Testing the appropriate measurement of clinical trial accruals by obtaining and inspecting significant agreements and agreement amendments, evaluating the Company’s documentation of trial progress and status (including consideration of measures such as patient enrollment and milestones achieved), and testing a sample of transactions and comparing the costs against related invoices and contracts.

•

Testing the completeness of the Company’s clinical trial accruals by evaluating publicly available information (such as press releases, investor presentations and public databases that track clinical trials) and board of directors’ materials regarding the status of clinical trials and inquiring of clinical staff outside of finance to gain an understanding of the status of significant on-going clinical trials.

•	Testing a sample of subsequent payments to evaluate the completeness of clinical trial accruals at the end of the year.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2015.

San Diego, California

February 18, 2021

MEDICINOVA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
Assets:
Current assets:
Cash and cash equivalents	$60,036,763	$63,792,657
Prepaid expense and other current assets	680,171	511,916
Total current assets	60,716,934	64,304,573
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Property and equipment, net	55,700	40,550
Other long-term assets	246,236	459,811
Total assets	$75,419,110	$79,205,174

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$616,629	$451,326
Accrued liabilities and other current liabilities	1,577,321	1,776,912
Total current liabilities	2,193,950	2,228,238
Long-term deferred revenue	1,694,163	1,694,163
Deferred tax liability	201,792	201,792
Other long-term liabilities	2,705	186,358
Total liabilities	4,092,610	4,310,551
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2020 and December 31, 2019; 45,024,560 and 43,908,065 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	45,025	43,908
Additional paid-in capital	454,296,536	444,016,341
Accumulated other comprehensive loss	(88,219)	(92,681)
Accumulated deficit	(382,926,842)	(369,072,945)
Total stockholders’ equity	71,326,500	74,894,623
Total liabilities and stockholders’ equity	$75,419,110	$79,205,174

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
	2020	2019
Operating expenses:
Research, development and patents	$7,484,835	$6,079,042
General and administrative	6,693,488	7,952,035
Total operating expenses	14,178,323	14,031,077
Operating loss	(14,178,323)	(14,031,077)
Interest income	361,182	1,148,242
Other expense, net	(38,404)	(46,163)
Loss before income taxes	(13,855,545)	(12,928,998)
Income tax benefit (expense)	1,648	(12,660)
Net loss applicable to common stockholders	$(13,853,897)	$(12,941,658)
Basic and diluted net loss per common share	$(0.31)	$(0.30)
Shares used to compute basic and diluted net loss per common share	44,413,441	43,158,830
Net loss applicable to common stockholders	$(13,853,897)	$(12,941,658)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	4,462	469
Comprehensive loss	$(13,849,435)	$(12,941,189)

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2018	42,081,306	$42,081	$429,289,968	$(93,150)	$(356,131,287)	$73,107,612
Share-based compensation	—	—	4,112,649	—	—	4,112,649
Issuance of shares under an employee stock purchase plan (ESPP)	3,942	4	27,316	—	—	27,320
Issuance of common stock under at-the-market equity distribution and sales agreements, net of offering costs	804,963	805	6,468,705	—	—	6,469,510
Issuance of common stock for option exercises	1,017,854	1,018	4,117,703	—	—	4,118,721
Net loss	—	—	—	—	(12,941,658)	(12,941,658)
Foreign currency translation adjustments	—	—	—	469	—	469
Balance at December 31, 2019	43,908,065	43,908	444,016,341	(92,681)	(369,072,945)	74,894,623
Share-based compensation	—	—	3,175,553	—	—	3,175,553
Issuance of shares under an employee stock purchase plan (ESPP)	3,834	4	11,704	—	—	11,708
Issuance of common stock under at-the-market equity distribution and sales agreements, net of offering costs	824,798	825	6,187,254	—	—	6,188,079
Issuance of common stock for option exercises	287,863	288	905,684	—	—	905,972
Net loss	—	—	—	—	(13,853,897)	(13,853,897)
Foreign currency translation adjustments	—	—	—	4,462	—	4,462
Balance at December 31, 2020	45,024,560	$45,025	$454,296,536	$(88,219)	$(382,926,842)	$71,326,500

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2020	2019
Operating activities:
Net loss	$(13,853,897)	$(12,941,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation	3,175,553	4,112,649
Depreciation and amortization	21,342	23,944
Changes in assets and liabilities:
Prepaid expenses and other current and long-term assets	54,954	(514,021)
Accounts payable, accrued liabilities and other current and long-term liabilities	(224,314)	194,099
Net cash used in operating activities	(10,826,362)	(9,124,987)
Investing activities:
Acquisitions of property and equipment	(36,492)	(11,272)
Net cash used in investing activities	(36,492)	(11,272)
Financing activities:
Proceeds from issuance of common stock and exercise of common stock options	7,297,891	10,876,600
Common stock issuance costs	(203,840)	(288,369)
Proceeds from issuance of equity under ESPP	11,708	27,320
Net cash provided by financing activities	7,105,759	10,615,551
Effects of foreign exchange rates on cash	1,201	(53)
Net (decrease) increase in cash and cash equivalents	(3,755,894)	1,479,239
Cash and cash equivalents, beginning of period	63,792,657	62,313,418
Cash and cash equivalents, end of period	$60,036,763	$63,792,657
Supplemental disclosure of cash flow information:
Income taxes paid	$1,485	$11,265

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

MediciNova, Inc. (the Company) was incorporated in the state of Delaware in September 2000 and is a public company. The Company’s common stock is listed in both the United States and Japan and trades on the NASDAQ Global Market and the JASDAQ Market of the Tokyo Stock Exchange. The Company is a biopharmaceutical company focused on developing novel therapeutics for the treatment of serious diseases with unmet medical needs with a commercial focus on the United States market. The Company’s current strategy is to focus its development activities on MN-166 (ibudilast) for neurological and other disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS), chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, substance dependence and addiction (e.g., methamphetamine dependence, opioid dependence, and alcohol dependence), and prevention of acute respiratory distress syndrome, and MN-001 (tipelukast) for fibrotic diseases such as nonalcoholic steatohepatitis (NASH) and idiopathic pulmonary fibrosis (IPF). The Company’s pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma, and MN-029 (denibulin) for solid tumor cancers.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and other highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents at December 31, 2020 and 2019 consisted of money market funds.

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

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset (or asset group) may not be recoverable, and the Company will perform an impairment analysis. Long-lived assets are deemed to be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount. Any required impairment loss would be measured as the amount by which the asset’s (or asset group’s) carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense. There were no events or changes in circumstances to indicate that the carrying value of an asset (or asset group) may not be recoverable.

Goodwill is reviewed for impairment annually (as of December 31st) or more frequently if indicators of impairment exist. As the Company operates in a single operating segment and reporting unit, goodwill is assessed at a consolidated level. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If so, the Company will proceed with a quantitative assessment that compares the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying value as a result of either the qualitative or quantitative test, goodwill is not considered impaired. The qualitative factors include economic environment, business climate, market capitalization, operating performance, competition, and other factors. The Company placed the highest weight in excess cushion of the market capitalization to the equity carrying value in the analysis. Based on the results of the Company’s annual qualitative assessment, the Company concluded that it is not more likely than not that goodwill was impaired for any of the periods presented.

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $7.1 million and $5.7 million for the years ended December 31, 2020 and 2019, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents on developments in Research, Development and Patents expenses. Such patent-related expenses totaled $0.4 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively.

Clinical Trial Accruals and Prepaid Expenses

Costs for preclinical studies, clinical studies and manufacturing activities are recognized as research and development expenses based on an evaluation of the progress by Company vendors towards completion of specific tasks, using data such as patient enrollment, clinical site activations or information provided to the Company by such vendors regarding their actual costs incurred. Payments for these activities are based on the terms of individual contracts and payment timing may differ significantly from the period in which the services are performed. The Company determines accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or state of completion of studies, or the services completed. The Company’s estimates of accrued expenses as of each balance sheet date are based on the facts and circumstances known at the time. Costs that are paid in advance of performance are deferred as a prepaid expense and amortized over the service period as the services are provided. As of December 31, 2020, the Company recorded $0.4 million and $0.5 million in clinical trial accruals and prepaid expenses, respectively.

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

Potentially dilutive outstanding securities of 7,401,387 and 6,802,093 for the years ended December 31, 2020 and 2019, respectively, were excluded from diluted net loss per common share because of their anti-dilutive effect.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments— Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU introduced a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to maturity debt securities, trade receivables and other receivables measured at amortized cost at the time the financial asset is originated or acquired. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. In November 2019, the FASB issued an amendment making this ASU effective for fiscal years beginning after December 15, 2022 for smaller reporting companies. The new standard will be effective for the Company on January 1, 2023 or at such earlier time where it is no longer a smaller reporting company. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also improves the consistent application, and the simplification, of other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded features that could be recognized separately from the host contract. Consequently, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. ASU 2020-06 also requires use of the if-converted method in the diluted earnings per share calculation for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years for smaller reporting companies, with early adoption permitted. The new standard will be effective for the Company on January 1, 2024 or at such earlier time where it is no longer a smaller reporting company. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

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

The Company concluded the two studies to be performed under the agreement represented two separate performance obligations. The transaction price was allocated between the two studies that were deemed separate performance obligations based on the expected costs to be incurred for each obligation. While amounts were received in advance for the studies, at contract inception, both parties anticipated the contract would be completed within 1 year, so no significant financing component existed at contract inception. Revenue is recognized proportional to the total costs expected for each performance obligation as incurred over the service period. The first study was completed in 2013 and the timing of the second study is undetermined as of December 31, 2020. The amount received from Kissei and allocated, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue since it is non-refundable and not expected to be started within the next year and will be recognized as revenue as the remaining performance obligation is satisfied. No revenue was recognized for the years ended December 31, 2020 and 2019 in connection with the collaboration agreement with Kissei.

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

Cash equivalents including money market accounts of $694,127 and $691,649 measured at fair value as of December 31, 2020 and 2019, respectively, are classified within Level 1.

4. Balance Sheet Details

Property and Equipment

Property and equipment, net, consist of the following:

	December 31,
	2020	2019
Leasehold improvements	$17,191	$16,326
Furniture and equipment	244,021	236,622
Software	318,105	285,461
	579,317	538,409
Less accumulated depreciation and amortization	(523,617)	(497,859)
Property and equipment, net	$55,700	$40,550

The Company uses the straight-line method to record depreciation expense with useful lives of three to five years. Depreciation and amortization of property and equipment of $21,342, and $23,944 was recorded for the years ended December 31, 2020 and 2019, respectively.

Accrued Liabilities and Other Current Liabilities

Accrued liabilities and other current liabilities consist of the following:

	December 31,
	2020	2019
Accrued compensation	$823,254	$768,498
Clinical trial accruals	401,789	572,880
Professional services fees	65,207	80,827
Other	287,071	354,707
Total accrued liabilities and other current liabilities	$1,577,321	$1,776,912

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

Information related to the Company's right-of-use assets and related lease liabilities are as follows:

	Year Ended December 31,
	2020	2019

Cash paid for operating lease liabilities	$248,648	$229,450
Operating lease costs	240,467	226,766
Right-of-use assets obtained in exchange for new operating lease obligations	—	534,605

Maturities of operating lease liabilities as of December 31, 2020 were as follows:
2021	192,563
Less imputed interest	(7,809)
Total lease liabilities	$184,754

Current operating lease liabilities	$184,754	$216,768
Long-term operating lease liabilities	—	182,579
Total operating lease liabilities	$184,754	$399,347

Weighted-average remaining lease term	0.86	1.81
Discount rate	8.8%	8.8%

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

No amounts have been expended under these agreements during the years ended December 31, 2020 and 2019. For products currently in development, future potential milestone payments based on product development of MN-166 (ibudilast) and MN-001 (tipelukast) are $10.0 million as of December 31, 2020. For all other products, future potential milestone payments related to development milestones and commercialization milestones totaled $33.5 million as of December 31, 2020. There are no minimum royalties required under any of the license agreements. The Company is unable to estimate with certainty the timing on when these milestone payments will occur as these payments are dependent upon the progress of the Company’s product development programs.

Legal Proceedings

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any such proceedings or claims that it believes will have, individually or in aggregate, a material adverse effect on its business, financial condition or results of operations.

6. Share-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan, or 2013 Plan, under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan, or 2004 Plan. A total of 2,500,000 shares of common stock were initially reserved for issuance under the 2013 Plan. The Company’s stockholders have subsequently approved increases to the number of shares reserved for issuance under the 2013 plan, including approval of an additional 1,500,000 shares at the annual meeting of stockholders held in June 2020. As of December 31,2020, a total of 8,700,000 shares of common stock were reserved for issuance under the 2013 Plan. In addition, “returning shares” that may become available from time to time are added back to the plan. “Returning shares” are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2004 Plan, all outstanding stock awards granted under the 2004 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan. As of December 31, 2020, 2,897,135 shares remain available for future grant under the 2013 Plan.

The Company issues employee performance-based stock options, the vesting of which is based on a determination made by the compensation committee followed by an approval of the board of directors as to the achievement of certain corporate objectives at the end of the performance period. The grant date of such awards is the date on which the board of directors makes its determination. For periods preceding the grant date, the expense related to these awards is measured based on their fair value at each reporting date. As of December 31, 2020, there were a total of 1,161,000 shares underlying performance options that were subject to vesting based on achievement of performance milestones for 2020. In February 2021, the compensation committee and the board of directors determined that the performance milestones were achieved between the 45% and 100% levels and accordingly 1,020,000 of these options vested and the remaining shares were forfeited.

Stock Options

Options granted under the 2013 Plan and 2004 Plan have terms of ten years from the date of grant unless earlier terminated and generally vest over a three or four-year period.

The exercise price of all options granted during the years ended December 31, 2020 and 2019 was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information for the years ended December 31, 2020 and 2019 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	6,609,647	$4.61
Granted	1,337,000	$9.67
Exercised	(1,017,854)	$4.05
Cancelled	(126,700)	$8.84
Outstanding at December 31, 2019	6,802,093	$5.61
Granted	1,382,000	$6.67
Exercised	(287,863)	$3.15
Cancelled	(494,843)	$8.73
Outstanding at December 31, 2020	7,401,387	$5.70
Exercisable at December 31, 2020	6,120,887	$5.48

	Number of Option Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2019	1,202,000	$2.65
Granted	1,382,000	$3.70
Vested	(965,500)	$5.24
Forfeitures	(338,000)	$5.17
Non-vested at December 31, 2020	1,280,500	$3.74

The aggregate intrinsic value of options exercised was $0.7 million and $5.2 million for the years ended December 31, 2020 and 2019, respectively. Options outstanding and exercisable at December 31, 2020 had a weighted average contractual life of 5.96 and 5.31 years, respectively.

As of December 31, 2020 and 2019, the total intrinsic value of options outstanding was $5.7 million and $11.8 million, respectively. Total intrinsic value of options exercisable was $5.7 million and $11.8 million as of December 31, 2020 and 2019, respectively.

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

For the year ended December 31, 2020, an aggregate of 3,834 shares were issued under the ESPP, leaving 214,102 shares available for future issuance.

Compensation Expense

The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Year Ended December 31,
	2020	2019
Stock Options
Risk-free interest rate	0.41%	1.72%
Expected volatility of common stock	74.08%	57.78%
Dividend yield	0.00%	0.00%
Expected option term (in years)	4.69	4.59

The estimated fair value of employee stock purchase rights under the Company’s ESPP was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Year Ended December 31,
	2020	2019
Employee Stock Purchase Plan
Risk-free interest rate	0.15%	2.20%
Expected volatility of common stock	81.49%	67.56%
Dividend yield	0.00%	0.00%
Expected option term (in years)	0.5	0.5

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of employee stock options. The expected volatility is based on the historical volatility of the Company’s common stock. The Company has not paid nor does the Company anticipate paying dividends on its common stock in the foreseeable future. The expected term of employee stock options is based on the simplified method as provided by the authoritative guidance on stock compensation, as the historical stock option exercise experience does not provide a reasonable basis to estimate the expected term. The simplified method approximates the average historical exercise for stock options.

The weighted-average fair value of each stock option granted during the years ended December 31, 2020 and 2019, estimated as of the grant date using the Black-Scholes option valuation model, was $3.70 per option and $2.76 per option, respectively.

Stock-based compensation expense for stock option awards and ESPP shares are reflected in total operating expenses for each respective year.

The following table summarizes stock-based compensation expenses for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
Research, development and patents	$1,090,839	$1,150,995
General and administrative	2,084,714	2,961,654
Total stock-based compensation expense	$3,175,553	$4,112,649

As of December 31, 2020, there was $0.4 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.16 years, on a straight-line basis.

7. Stockholders’ Equity

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

On August 23, 2019, the Company entered into an at market issuance sales agreement (the “2019 ATM Agreement”) with B. Riley FBR, Inc. (B. Riley FBR) pursuant to which the Company may sell common stock through B. Riley FBR from time to time up to an aggregate offering price of $75.0 million. Sales of the Company’s common stock through B. Riley FBR, can be made directly on NASDAQ, on any other existing trading market for the common stock or through a market maker. B. Riley FBR may also sell the common stock in privately negotiated transactions, subject to the Company’s prior approval. The Company agreed to pay B. Riley FBR an aggregate commission rate of up to 3.5% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock will depend on the number of shares of common stock sold to B. Riley FBR and the per share purchase price of each transaction.

The following table summarizes the activity under the ATM agreements for the following periods:

	Years Ended December 31,
	2020	2019
Gross proceeds	$6,391,919	$6,757,879
Net proceeds	$6,188,079	$6,543,539
Shares sold	824,798	804,963
Price range	$5.55 - 10.45	$7.24 - 10.03

Common Stock Reserved for Future Issuance

The following table summarizes common stock reserved for future issuance at December 31, 2020:

Common Stock reserved for issuance under the ESPP	214,102
Common stock reserved for issuance upon exercise of options outstanding (under the 2004 Plan and 2013 Plan)	7,401,387
Common stock reserved for future equity awards (under the 2013 Plan)	2,897,135
10,512,624

8. Income Taxes

A reconciliation of loss before income taxes for domestic and foreign locations for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
	2020	2019
United States	$(13,865,784)	$(12,952,730)
Foreign	10,239	23,732
Loss before income taxes	$(13,855,545)	$(12,928,998)

A reconciliation of income tax benefit (expense) for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
Current:	2020	2019
Federal	$—	$—
State	—	—
Foreign	1,648	(12,660)
Total current income tax benefit (expense)	1,648	(12,660)
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred income tax benefit (expense)	—	—
Total income tax benefit (expense)	$1,648	$(12,660)

The significant components of deferred income taxes at December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
Deferred tax assets:	2020	2019
Net operating loss carryforwards	$67,403,329	$64,600,662
Capitalized licenses	98,411	175,831
Research tax credits	8,980,935	8,690,484
Stock options	2,902,963	3,119,991
Other, net	770,293	601,210
Right-of-use asset	39,615	74,380
Total deferred tax assets	80,195,546	77,262,558
Deferred tax liabilities
Right-of-use liability	(35,726)	(68,202)
In process R&D	(1,343,213)	(1,343,213)
Total deferred tax liabilities	(1,378,939)	(1,411,415)
Net deferred tax assets	78,816,607	75,851,143
Valuation allowance	(79,018,206)	(76,052,742)
Net deferred tax liability	$(201,599)	$(201,599)

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

At December 31, 2020, the Company has federal and California net operating loss (NOL), carryforwards of approximately $267.9 million and $159.5 million, respectively. The federal NOL carryforwards began to expire in 2020, and the California NOL carryforwards will begin to expire in 2028. At December 31, 2020, the Company also had federal and California research tax credit carry forwards of approximately $7.3 million and $2.1 million, respectively. The federal research tax credit carryforwards will begin to expire in 2024, and the California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized.

On March 27, 2020, the CARES Act was signed into law in response to the economic challenges facing US businesses. Under the CARES Act, the Internal Revenue Code was amended to allow for federal NOL carrybacks for five years to offset previous years income, or can be carryforward indefinitely to offset 100% of taxable income for the tax year 2020 and 80% of taxable income for tax years 2021 and thereafter.

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

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	5.2	3.2
Tax credits	2.1	2.0
Change in valuation allowance	(21.4)	(15.0)
Permanent differences	—	(0.1)
Expiration of attributes	(1.8)	—
Stock compensation	(5.2)	(11.1)
Other	0.1	(0.1)
Provision for income taxes	0.0%	(0.1)%

 The Company files income tax returns in the United States, California and foreign jurisdictions. Due to the Company’s losses incurred, the Company is potentially subject to income tax examination by tax authorities from inception to date. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2020, there are no unrecognized tax benefits nor any significant accruals for interest related to unrecognized tax benefits or tax penalties.

9. Employee Savings Plan

The Company has an employee savings plan available to substantially all employees. Under the plan, an employee may elect salary reductions which are contributed to the plan. The plan provides for discretionary contributions by the Company, which totaled $81,647 and $78,412 for the years ended December 31, 2020 and 2019, respectively.

10. Subsequent Events

On January 29, 2021 the Company sold and issued to an investor 3,656,307 shares of the Company’s common stock at a price of $5.47 per share for approximately $20 million in cash proceeds, net of approximately $0.1 million in issuance costs, in a private placement pursuant to the terms and conditions of a Securities Purchase Agreement dated as of January 11, 2021 by and between the Company and such investor.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be contained in the sections titled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance,” “Meetings and Committees of the Board”, and “Executive Officers” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the conclusion of our fiscal year ended December 31, 2020 (the “Proxy Statement”) and is incorporated in this Annual Report on Form 10-K by reference.

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

The following table provides information as of December 31, 2020 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders (1)	7,401,387	$5.70	3,111,237
Total	7,401,387	$5.70	3,111,237

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

3.1

Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33185) filed August 9, 2012).

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

4.3	Description of Capital Stock

10.1*	Amended and Restated 2004 Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K (File No. 001-33185) filed March 29, 2012).

10.2*

Form of Indemnity Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K (File No. 001-33185) filed March 28, 2013).

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

10.8†

License Agreement, dated October 31, 2006, by and between the Registrant and Meiji Seika Kaisha, Ltd. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-51133) filed November 2, 2006).

10.9*

Executive Employment Agreement, dated April 1, 2007, between the Registrant and Yuichi Iwaki, M.D., Ph.D. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed April 4, 2007).

10.10*	2007 Employee Stock Purchase Plan of the Registrant (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-33185) filed March 13, 2007).

10.11†

Development and Supply Agreement, dated as of March 26, 2009, between the Registrant and Hospira Worldwide, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed March 30, 2009).

10.12†

Assignment Agreement, dated December 19, 2005, between Genzyme Corporation and Avigen, Inc. (incorporated by reference to Exhibit 10.58 of Avigen, Inc.’s Annual Report on Form 10-K (File No. 000-51133) filed February 16, 2006).

10.13†

Asset Purchase Agreement, dated December 17, 2008, between Baxter Healthcare Corporation, Baxter International Inc., and Baxter Healthcare S.A. and Avigen, Inc. (incorporated by reference to Exhibit 2.2 of Avigen, Inc.’s Annual Report on Form 10-K (File No. 001-33185) filed March 31, 2009).

10.14*

Form of Amendment to Employment Agreement, dated December 31, 2011, between the Registrant and Yuichi Iwaki, M.D., Ph.D. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed January 4, 2011).

10.15

Sublease, by and between MediciNova, Inc. and Cardinal Health 127 Inc., dated August 31, 2017 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-33185) filed with the SEC on September 7, 2017).

10.16*	2013 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K (File No. 001-33185) filed March 27, 2014).

Exhibit Number	Description

10.17*

Amended and Restated 2013 Equity Incentive Plan of the Registrant.* (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33185) filed July 26, 2017).

10.18*

Form of Notice of Stock Option Grant and Stock Option Agreement for awards pursuant to the 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33185) filed November 7, 2013).

10.19*

Severance Protection Agreement, dated July 14, 2014, by and between MediciNova, Inc. and Dr. Yuichi Iwaki (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33185) filed August 13, 2014).

10.20*

Severance Protection Agreement, dated July 14, 2014, by and between MediciNova, Inc. and Dr. Kazuko Matsuda (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33185) filed August 13, 2014).

10.21*

Severance Protection Agreement, dated July 14, 2014, by and between MediciNova, Inc. and Geoffrey O’Brien (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33185) filed August 13, 2014).

10.22

At-the-Market Issuance Sales Agreement, dated May 22, 2015, by and between MediciNova, Inc. and MLV & Co. LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed May 22, 2015).

10.23

Services Agreement, effective March 31, 2016, by and between MediciNova, Inc. and Signature Analytics San Diego, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed March 31, 2016).

10.24

Amendment No. 1 to At-the Market Issuance Sales Agreement, dated September 16, 2016, by and among MediciNova, Inc., MLV & Co. LLC and FBR Capital Markets & Co. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed September 16, 2016).

10.25

At Market Issuance Sales Agreement, dated August 23, 2019, by and between MediciNova, Inc. and B. Riley FBR, Inc.  (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed August 23, 2019). Inc.

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

101

The following financial statements from MediciNova, Inc. on Form 10-K as of and for the year ended December 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements.

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

MEDICINOVA, INC.
A Delaware Corporation

Date: February 18, 2021	By:	/s/ Yuichi Iwaki
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

Signature	Title	Date

/s/ Yuichi Iwaki Yuichi Iwaki, M.D., Ph.D.	Director, President and Chief Executive Officer (Principal executive officer)	February 18, 2021

/s/ Edward Stepanow Edward Stepanow	Chief Financial Officer (Principal financial and accounting officer)	February 18, 2021

/s/ Jeff Himawan Jeff Himawan, Ph.D.	Chairman of the Board of Directors	February 18, 2021

/s/ Carolyn Beaver Carolyn Beaver	Director	February 18, 2021

/s/ Kazuko Matsuda Kazuko Matsuda	Director	February 18, 2021
/s/ Hideki Nagao Hideki Nagao	Director	February 18, 2021