Form 10-Q
period 2021-03-31
MEDICINOVA INC
filed 2021-05-13
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

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

As of May 11, 2021, the registrant had 48,768,541 shares of Common Stock ($0.001 par value) outstanding.

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

•	Inability to raise additional capital if needed;
•	Inability to generate revenues from product sales to continue business operations;
•	Inability to develop and commercialize our product candidates;
•	Failure or delay in completing clinical trials or obtaining Food and Drug Administration or foreign regulatory approval for our product candidates in a timely manner;
•	Unsuccessful clinical trials stemming from clinical trial designs, failure to enroll a sufficient number of patients, undesirable side effects and other safety concerns;
•	Inability to demonstrate sufficient efficacy of product candidates;
•	Reliance on the success of our MN-166 (ibudilast) and MN-001 (tipelukast) product candidates;
•	Delays in commencement or completion of clinical trials or suspension or termination of clinical trials;
•	Loss of our licensed rights to develop and commercialize a product candidate as a result of the termination of the underlying licensing agreement;
•	Competitors may develop products rendering our product candidates obsolete and noncompetitive;
•	Inability to successfully attract partners and enter into collaborations on acceptable terms;
•	Dependence on third parties to conduct clinical trials and to manufacture product candidates;
•	Dependence on third parties to market and distribute products;
•	Our product candidates, if approved, may not gain market acceptance or obtain adequate coverage for third party reimbursement;
•	Disputes or other developments concerning our intellectual property rights;
•	Actual and anticipated fluctuations in our quarterly or annual operating results;
•	Price and volume fluctuations in the overall stock markets;
•	Litigation or public concern about the safety of our potential products;
•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange;
•	High quality material for our products may become difficult to obtain or expensive;
•	Strict government regulations on our business;
•	Regulations governing the production or marketing of our product candidates;
•	Loss of, or inability to attract, key personnel; and
•	Economic, political, foreign exchange and other risks associated with international operations.

MEDICINOVA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,301,840	$60,036,763
Accounts receivable	4,000,000	—
Prepaid expenses and other current assets	1,166,282	680,171
Total current assets	81,468,122	60,716,934
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Property and equipment, net	48,931	55,700
Other non-current assets	183,426	246,236
Total assets	$96,100,719	$75,419,110
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$428,152	$616,629
Accrued expenses and other liabilities	1,402,952	1,577,321
Total current liabilities	1,831,104	2,193,950
Long-term deferred revenue	1,694,163	1,694,163
Deferred tax liability	201,792	201,792
Other non-current liabilities	2,211	2,705
Total liabilities	3,729,270	4,092,610
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2021 and December 31, 2020; 48,768,541 and 45,024,560 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	48,769	45,025
Additional paid-in capital	475,532,361	454,296,536
Accumulated other comprehensive loss	(95,040)	(88,219)
Accumulated deficit	(383,114,641)	(382,926,842)
Total stockholders’ equity	92,371,449	71,326,500
Total liabilities and stockholders' equity	$96,100,719	$75,419,110

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended
	March 31,
	2021	2020
Revenues	$4,000,000	$—
Operating expenses:
Research, development and patents	2,145,274	1,250,745
General and administrative	2,056,255	1,673,754
Total operating expenses	4,201,529	2,924,499
Operating loss	(201,529)	(2,924,499)
Interest income	36,668	223,280
Other expense	(22,938)	(12,340)
Net loss applicable to common stockholders	$(187,799)	$(2,713,559)
Basic and diluted net loss per common share	$(0.00)	$(0.06)
Shares used to compute basic and diluted net loss per common share	47,535,307	43,949,291
Net loss applicable to common stockholders	$(187,799)	$(2,713,559)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(6,821)	(120)
Comprehensive loss	$(194,620)	$(2,713,679)

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2021
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2020	45,024,560	$45,025	$454,296,536	$(88,219)	$(382,926,842)	$71,326,500
Share-based compensation	—	—	1,139,636	—	—	1,139,636
Issuance of common stock for option exercises	86,250	86	212,089			212,175
Issuance of shares under an employee stock purchase plan (ESPP)	1,424	2	6,108	—	—	6,110
Issuance of common stock in a private placement transaction, net of issuance costs	3,656,307	3,656	19,877,992	—	—	19,881,648
Net loss	—	—	—	—	(187,799)	(187,799)
Foreign currency translation adjustments	—	—	—	(6,821)	—	(6,821)
Balance at March 31, 2021	48,768,541	$48,769	$475,532,361	$(95,040)	$(383,114,641)	$92,371,449

	Three Months Ended March 31, 2020
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2019	43,908,065	$43,908	$444,016,341	$(92,681)	$(369,072,945)	$74,894,623
Share-based compensation	—	—	596,378	—	—	596,378
Issuance of shares under an employee stock purchase plan (ESPP)	1,979	2	6,252	—	—	6,254
Issuance of common stock under at-the-market equity distribution and sales agreements, net of offering costs	68,952	69	412,623	—	—	412,692
Net loss	—	—	—	—	(2,713,559)	(2,713,559)
Foreign currency translation adjustments	—	—	—	(120)	—	(120)
Balance at March 31, 2020	43,978,996	$43,979	$445,031,594	$(92,801)	$(371,786,504)	$73,196,268

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
	2021	2020
Operating activities:
Net loss	$(187,799)	$(2,713,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,139,636	596,378
Depreciation and amortization	6,453	5,060
Changes in assets and liabilities:
Accounts receivable	(4,000,000)	—
Prepaid expenses and other assets	(433,374)	(273,037)
Accounts payable, accrued liabilities and other liabilities	(378,868)	(493,464)
Net cash used in operating activities	(3,853,952)	(2,878,622)
Investing activities:
Acquisition of property and equipment	—	(2,594)
Net cash used in investing activities	—	(2,594)
Financing activities:
Proceeds from issuance of common stock and exercise of common stock options	20,212,175	426,925
Common stock issuance costs	(118,352)	(14,233)
Proceeds from issuance of equity awards under ESPP	6,110	6,254
Net cash provided by financing activities	20,099,933	418,946
Effect of exchange rate changes on cash and cash equivalents	19,096	(120)
Net change in cash and cash equivalents	16,265,077	(2,462,390)
Cash and cash equivalents, beginning of period	60,036,763	63,792,657
Cash and cash equivalents, end of period	$76,301,840	$61,330,267

See accompanying notes.

MEDICINOVA, INC.

Notes to Condensed Consolidated Financial Statements

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

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

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $2.0 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents on developments in Research, Development and Patents expenses. Such patent-related expenses totaled $0.1 million for each of the three months ended March 31, 2021 and 2020, respectively.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also improves the consistent application, and the simplification, of other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2021 with no material impact on its consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments— Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU introduced a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to maturity debt securities, trade receivables and other receivables measured at amortized cost at the time the financial asset is originated or acquired. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. In November 2019, the FASB issued an amendment making this ASU effective for fiscal years beginning after December 15, 2022 for smaller reporting companies. The new standard will be effective for the Company on January 1, 2023 or at such earlier time where it is no longer a smaller reporting company. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

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

Kissei Pharmaceutical Co., Ltd

In October 2011, the Company entered into a collaboration agreement with Kissei Pharmaceutical Co., Ltd., (“Kissei”), to perform research and development services relating to MN-221 (bedoradrine) in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, the Company is responsible for all costs to be incurred in the performance of these services. The Company assessed the services in accordance with the authoritative guidance and concluded that the two studies to be performed under the agreement represented two separate performance obligations. The transaction price was allocated among the two studies that were deemed separate performance obligations based on the expected costs to be incurred for each obligation. Revenue is recognized proportional to the total costs expected for each performance obligation as incurred over the service period. The first study was completed in 2013 and the timing of the second study is undetermined as of March 31, 2021. The amount received from Kissei and allocated, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue and will be recognized as revenue as the remaining performance obligation is satisfied. No revenue was recognized for the three months ended March 31, 2021 and 2020 in connection with the collaboration agreement with Kissei.

Genzyme Corporation

In December 2005, Avigen, Inc. and Genzyme Corporation (“Genzyme”) entered into an Assignment Agreement (the “Genzyme Agreement”) in which Genzyme acquired certain gene therapy intellectual property, programs and other related assets from Avigen in exchange for an initial $12.0 million payment, Avigen could also receive additional development milestone payments, sublicensing fees and royalty payments based on the successful development of products by Genzyme utilizing technologies previously developed by Avigen. Avigen was subsequently acquired by the Company in December 2009 along with Avigen’s rights and obligations under the Genzyme Agreement. If Genzyme fails to diligently pursue the commercialization or marketing of products using the assigned technology, as specified in the Genzyme Agreement, some of the rights assigned could revert back to the Company at a future date.

The development milestones outlined in the Genzyme Agreement did not meet the definition of a substantive milestone obligation under authoritative guidance on revenue recognition for milestone payments, as Genzyme is responsible for the development of the product and there is no further substantive service effort required by the Company. In March 2021, the Company received notice that a gene therapy product based on AAV (adeno-associated virus) vector technology, which is covered under the Genzyme Agreement, achieved two clinical development milestones, triggering two milestone payments.  Accordingly, the Company recognized revenue and a corresponding accounts receivable of $4 million for the three months ended March 31, 2021. The Company subsequently received payment of the $4 million in April 2021.

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

Cash equivalents, including money market accounts of $694,155 and $694,127 measured at fair value as of March 31, 2021 and December 31, 2020, respectively, are classified within Level 1.

4. Stock-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan, or 2013 Plan, under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan, or 2004 Plan. A total of 8,700,000 shares of common stock are reserved for issuance under the 2013 Plan. In addition, “returning shares” that may become available from time to time are added back to the plan. “Returning shares” are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2004 Plan, all outstanding stock awards granted under the 2004 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan. As of March 31, 2021, 1,932,385 shares remain available for future grants under the 2013 Plan.

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

Stock Options

Options granted under the 2013 Plan and the 2004 Plan have terms of ten years from the date of grant unless earlier terminated and generally vest over a three or four year period. The exercise price of all options granted through March 31, 2021 and in 2020, was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of March 31, 2021 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	7,401,387	$5.70
Granted	1,221,000	5.95
Exercised	(86,250)	2.46
Cancelled	(256,250)	6.96
Outstanding at March 31, 2021	8,279,887	$5.73
Exercisable at March 31, 2021	6,999,887	$5.70

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

For the three months ended March 31, 2021, an aggregate of 1,424 shares were issued under the ESPP. As of March 31, 2021, there were 212,678 shares available for future issuance under the ESPP.

Compensation Expense

Stock-based compensation expense for stock option awards and ESPP shares are reflected in total operating expenses for each respective year.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2021 and 2020, respectively:

	Three months ended
	March 31,
	2021	2020
Research, development and patents	$393,242	$162,697
General and administrative	746,394	433,681
Total stock-based compensation expense	$1,139,636	$596,378

The Company uses the Black-Scholes valuation model for determining the estimated fair value for stock-based awards granted to employees and stock purchased under the ESPP. The following table provides the assumptions used in the Black-Scholes valuation model used to estimate the fair value of options granted and stock purchased under the ESPP during the three months ended March 31, 2021 and 2020, and to estimate the fair value of performance-based stock options as of March 31, 2021 and 2020.

	March 31, 2021	March 31, 2020
Stock Option assumptions:
Risk-free interest rate	0.45 - 0.92%	0.37 - 1.68%
Expected volatility of common stock	75.46 - 76.11%	57.44 - 62.9%
Dividend yield	0%	0%
Expected term (in years)	4.47 - 5.41	4.52 - 5.56

As of March 31, 2021, there was $3.4 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.81 years, on a straight-line basis.

5. Stockholders’ Equity

At-The-Market Issuance Sales Agreements and Private Placement Transcations

On August 23, 2019, the Company entered into an at the market issuance sales agreement (the “2019 ATM Agreement”) with B. Riley FBR, Inc. (B. Riley FBR) pursuant to which the Company may sell common stock through B. Riley FBR from time to time up to an aggregate offering price of $75.0 million. Sales of the Company’s common stock through B. Riley FBR, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NASDAQ, on any other existing trading market for the common stock or through a market maker. B. Riley FBR may also sell the common stock in privately negotiated transactions, subject to the Company’s prior approval. The Company agreed to pay B. Riley FBR an aggregate commission rate of up to 3.5% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock will depend on the number of shares of common stock sold to B. Riley FBR and the per share purchase price of each transaction.

On January 29, 2021, the Company sold and issued to an investor 3,656,307 shares of the Company’s common stock at a price of $5.47 per share for approximately $20 million in cash proceeds, net of approximately $0.1 million in issuance costs, in a private placement pursuant to the terms and conditions of a Securities Purchase Agreement dated as of January 11, 2021 by and between the Company and such investor.

6. Net Loss Per Share

The Company computes basic net loss per share using the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares and potentially dilutive securities (common share equivalents) outstanding during the period. Common share equivalents outstanding, determined using the treasury stock method, are comprised of shares that may be issued under the Company’s stock option agreements. Common share equivalents are excluded from the diluted net loss per share calculation if their effect is anti-dilutive.

Potentially dilutive outstanding stock options excluded from diluted net loss per common share due to their anti-dilutive effect totaled 8,279,887 shares and 7,638,250 shares for the three months ended March 31, 2021 and 2020, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 19, 2021. Past operating results are not necessarily indicative of results that may occur in future periods.

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

We have incurred significant net losses since our inception. As of March 31, 2021, from inception, our accumulated deficit was $383.1 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

Impact of COVID-19 on Our Business

The pandemic caused by an outbreak of a new strain of coronavirus (“COVID-19” or “the pandemic”) has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. Although the pandemic resulted in a decrease in the number of patient visits at certain of our clinical trial sites, we expect this effect to be temporary. We have seen an increase in the number of patient visits compared to earlier in the pandemic and we continue to enroll patients in our clinical trials. Throughout the pandemic, we have continued with routine clinical trial activities including executing new clinical trial agreements, negotiating budgets, institutional review board (IRB) approvals, site training, and other activities related to the initiation of new clinical trial sites. In addition, following the outbreak of the pandemic, we designed a clinical trial to evaluate MN-166 (ibudilast) for prevention of acute respiratory distress syndrome (ARDS) caused by COVID-19, which was based on positive results of a published study of MN-166 (ibudilast) in an animal model of ARDS.  During the pandemic, we have been able to continue with routine regulatory activities.  For example, we successfully submitted an Investigational New Drug Application (IND) for MN-166 (ibudilast) for prevention of ARDS which was accepted and is now open with the U.S. Food and Drug Administration (FDA). We were also informed by the FDA that the proposed clinical investigation of MN-166 (ibudilast) for the prevention of ARDS in patients with COVID-19 may proceed. Based on management’s current assessment, we do not expect a material negative impact on our clinical development plans, long-term development timeline or liquidity due to the worldwide spread of the COVID-19 virus. However, we are actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce.

Revenues and Cost of Revenues

In October 2011, we entered into a collaboration agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, to perform research and development services relating to MN-221 (bedoradrine) in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, we are responsible for all costs to be incurred in the performance of these services. We assessed the services in accordance with the authoritative guidance and concluded that the two studies to be performed under the agreement represented two separate performance obligations. The transaction price was allocated between the two studies that were deemed separate performance obligations based on the expected costs to be incurred for each obligation. Revenue is recognized proportional to the total costs expected for each performance obligation as incurred over the service period. The first study was completed in 2013 and the timing of the second study is undetermined as of March 31, 2021. The amount received from Kissei and allocated, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue since it is non-refundable and not expected to be started within the next year and will be recognized as revenue as the remaining performance obligation is satisfied. No revenue was recognized in the three months ended March 31, 2021 and 2020, in connection with the collaboration agreement with Kissei.

In December 2005, Avigen, Inc. and Genzyme Corporation entered into an Assignment Agreement (the “Genzyme Agreement”) in which Genzyme acquired certain gene therapy intellectual property, programs and other related assets from Avigen in exchange for an initial $12.0 million payment. Avigen could also receive additional development milestone payments, sublicensing fees and royalty payments based on the successful development of products by Genzyme utilizing technologies previously developed by Avigen. Avigen was subsequently acquired by the Company in December 2009 along with Avigen’s rights and obligations under the Genzyme Agreement. If Genzyme fails to diligently pursue the commercialization or marketing of products using the assigned technology, as specified in the Genzyme Agreement, some of the rights assigned could revert back to the Company at a future date. The development milestones outlined in the Genzyme Agreement did not meet the definition of a substantive milestone obligation under authoritative guidance on revenue recognition for milestone payments, as Genzyme is responsible for the development of the products and there is no further substantive service effort required by the Company.  In March 2021, the Company received notice that a gene therapy product based on AAV (adeno-associated virus) vector technology, which is covered under the Genzyme Agreement, achieved two clinical development milestones, triggering two milestone payments.  Accordingly, the Company recognized revenue of $4 million for the three months ended March 31, 2021.

Research, Development and Patents Expenses

Our research, development and patents expenses consist primarily of license fees related to our product candidates, salaries and related employee benefits, costs associated with the preclinical and clinical development of our product development programs, costs associated with non-clinical activities, such as regulatory expenses, and pre-commercialization manufacturing development activities. We use external service providers to manufacture our compounds to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. Research, development and patents expenses include fees paid to consultants, contract research organizations, contract manufacturers and other external service providers, including professional fees and costs associated with legal services, patents and patent applications for our intellectual property. Internal research and development expenses include costs of compensation and other expenses for research and development personnel, supplies, facility costs and depreciation. Research, development and patents costs are expensed as incurred and we expect to increase such costs throughout 2021 as our development programs progress.

The following table summarizes our research, development and patents expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Three months ended
	March 31,
	2021	2020
External development expense:
MN-221	$2	$3
MN-166	1,249	618
MN-001	15	48
MN-029	—	1
Other	21	—
Total external development expense	1,287	670
R&D personnel expense	658	430
R&D facility and depreciation expense	12	12
Patent expenses	115	71
Other R&D expense	73	68
Total research, development and patent expense	$2,145	$1,251

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2020. There have not been any material changes to the critical accounting policies discussed therein during the three months ended March 31, 2021.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

Research, Development and Patents Expenses

Research, development and patents expenses were $2.1 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively. The increase of $0.8 million was primarily due to higher clinical trial expenses from the ongoing clinical trial of MN-166 (ibudilast) in ALS and higher stock compensation expense for performance-based stock options resulting from an increase in our stock price.

General and Administrative

General and administrative expenses were $2.1 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively. The increase of $0.4 million was primarily due to higher stock compensation expense for performance-based stock options resulting from an increase in our stock price.

Liquidity and Capital Resources

Net cash used in operating activities during the three months ended March 31, 2021 was $3.9 million compared to $2.9 million during the same period in 2020. The $1.0 million change is primarily related to the increase in accounts receivable of $4.0 million, partially offset by decreased net loss and increased non-cash stock-based compensation expense.

Net cash provided by financing activities was $20.1 million during the three months ended March 31, 2021 compared to $0.4 million during the same period in 2020. Net cash provided by financing activities during the three months ended March 31, 2021 is primarily due to the sale of 3,656,307 shares of common stock under the Securities Purchase Agreement dated as of January 11, 2021 for net proceeds of $19.9 million. Net cash provided by financing activities during the three months ended March 31, 2020 is primarily due to the sale of 68,952 shares of common stock under the 2019 ATM Agreement for net proceeds of $0.4 million. Cash proceeds from financing activities are used for working capital and general corporate purposes.

On August 23, 2019, we entered into an at the market issuance sales agreement (the “2019 ATM Agreement”) with B. Riley FBR, Inc. (B. Riley FBR) pursuant to which we may sell common stock through B. Riley FBR from time to time up to an aggregate offering price of $75.0 million. Sales of our common stock through B. Riley FBR, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NASDAQ, on any other existing trading market for the common stock or through a market maker. B. Riley FBR may also sell the common stock in privately negotiated transactions, subject to our prior approval. We agreed to pay B. Riley FBR an aggregate commission rate of up to 3.5% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock will depend on the number of shares of common stock sold to B. Riley FBR and the per share purchase price of each transaction.

No shares of common stock were sold under the 2019 ATM Agreement in the three months ended March 31, 2021.

As of March 31, 2021, we had available cash and cash equivalents of $76.3 million and working capital of $79.6 million. As of the date of this report, we believe we have working capital sufficient to fund operations at least through the end of 2022. However, we cannot provide assurance that these capital resources will be sufficient to conduct all our research and development programs as planned.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business during the three months ended March 31, 2021.

Off-Balance Sheet Arrangements

At March 31, 2021, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

Cash and cash equivalents as of March 31, 2021 were $76.3 million and were primarily invested in money market interest bearing accounts and money market funds. A hypothetical 10% adverse change in the average interest rate on our cash and cash equivalents would have had no material effect on net loss for the three months ended March 31, 2021.

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

We are not involved in any material legal proceedings as of March 31, 2021. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which are incorporated herein by reference and which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not believe that there have been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

101(1)

The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 are formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements.

104(1)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: May 13, 2021	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D.
President and Chief Executive Officer
(on behalf of the registrant and
as the registrant’s Principal Executive Officer)

	By:	/s/ EDWARD STEPANOW
Edward Stepanow
Chief Financial Officer
(on behalf of the registrant and
as the registrant’s Principal Financial Officer)