Form 10-Q
period 2021-06-30
MEDICINOVA INC
filed 2021-08-12
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

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

As of August 9, 2021, the registrant had 48,968,246 shares of Common Stock ($0.001 par value) outstanding.

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

•	Inability to raise additional capital if needed;
•	Inability to generate revenues from product sales to continue business operations;
•	Inability to develop and commercialize our product candidates;
•	Failure or delay in completing clinical trials or obtaining Food and Drug Administration or foreign regulatory approval for our product candidates in a timely manner;
•	Unsuccessful clinical trials stemming from clinical trial designs, failure to enroll a sufficient number of patients, undesirable side effects and other safety concerns;
•	Inability to demonstrate sufficient efficacy of product candidates;
•	Reliance on the success of our MN-166 (ibudilast) and MN-001 (tipelukast) product candidates;
•	Delays in commencement or completion of clinical trials or suspension or termination of clinical trials;
•	Loss of our licensed rights to develop and commercialize a product candidate as a result of the termination of the underlying licensing agreement;
•	Competitors may develop products rendering our product candidates obsolete and noncompetitive;
•	Inability to successfully attract partners and enter into collaborations on acceptable terms;
•	Dependence on third parties to conduct clinical trials and to manufacture product candidates;
•	Dependence on third parties to market and distribute products;
•	Our product candidates, if approved, may not gain market acceptance or obtain adequate coverage for third party reimbursement;
•	Disputes or other developments concerning our intellectual property rights;
•	Actual and anticipated fluctuations in our quarterly or annual operating results;
•	Price and volume fluctuations in the overall stock markets;
•	Litigation or public concern about the safety of our potential products;
•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange;
•	High quality material for our products may become difficult to obtain or expensive;
•	Strict government regulations on our business;
•	Regulations governing the production or marketing of our product candidates;
•	Loss of, or inability to attract, key personnel; and
•	Economic, political, foreign exchange and other risks associated with international operations.

MEDICINOVA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,792,263	$60,036,763
Prepaid expenses and other current assets	1,117,443	680,171
Total current assets	78,909,706	60,716,934
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Property and equipment, net	68,574	55,700
Other non-current assets	305,328	246,236
Total assets	$93,683,848	$75,419,110
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$607,155	$616,629
Accrued expenses and other liabilities	1,859,417	1,577,321
Total current liabilities	2,466,572	2,193,950
Long-term deferred revenue	1,694,163	1,694,163
Deferred tax liability	201,792	201,792
Other non-current liabilities	87,007	2,705
Total liabilities	4,449,534	4,092,610
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2021 and December 31, 2020; 48,924,163 and 45,024,560 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	48,924	45,025
Additional paid-in capital	476,677,849	454,296,536
Accumulated other comprehensive loss	(93,677)	(88,219)
Accumulated deficit	(387,398,782)	(382,926,842)
Total stockholders’ equity	89,234,314	71,326,500
Total liabilities and stockholders' equity	$93,683,848	$75,419,110

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$—	$—	$4,000,000	$—
Operating expenses:
Research, development and patents	2,527,123	2,199,036	4,672,397	3,449,781
General and administrative	1,782,390	2,311,330	3,838,645	3,985,084
Total operating expenses	4,309,513	4,510,366	8,511,042	7,434,865
Operating loss	(4,309,513)	(4,510,366)	(4,511,042)	(7,434,865)
Interest income	34,338	63,691	71,006	286,971
Other expense	(8,966)	(4,554)	(31,904)	(16,894)
Net loss applicable to common stockholders	$(4,284,141)	$(4,451,229)	$(4,471,940)	$(7,164,788)
Basic and diluted net loss per common share	$(0.09)	$(0.10)	$(0.09)	$(0.16)
Shares used to compute basic and diluted net loss per common share	48,798,417	44,091,568	48,170,351	44,020,429
Net loss applicable to common stockholders	$(4,284,141)	$(4,451,229)	$(4,471,940)	$(7,164,788)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,363	5	(5,458)	(115)
Comprehensive loss	$(4,282,778)	$(4,451,224)	$(4,477,398)	$(7,164,903)

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30, 2021
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2020	45,024,560	$45,025	$454,296,536	$(88,219)	$(382,926,842)	$71,326,500
Share-based compensation	—	—	1,139,636	—	—	1,139,636
Issuance of common stock for option exercises	86,250	86	212,089	—	—	212,175
Issuance of shares under an employee stock purchase plan (ESPP)	1,424	2	6,108	—	—	6,110
Issuance of common stock in a private placement transaction, net of issuance costs	3,656,307	3,656	19,877,992	—	—	19,881,648
Net loss	—	—	—	—	(187,799)	(187,799)
Foreign currency translation adjustments	—	—	—	(6,821)	—	(6,821)
Balance at March 31, 2021	48,768,541	48,769	475,532,361	(95,040)	(383,114,641)	92,371,449
Share-based compensation	—	—	755,905	—	—	755,905
Issuance of common stock for option exercises	155,622	155	389,583	—	—	389,738
Net loss	—	—	—	—	(4,284,141)	(4,284,141)
Foreign currency translation adjustments	—	—	—	1,363	—	1,363
Balance at June 30, 2021	48,924,163	$48,924	$476,677,849	$(93,677)	$(387,398,782)	$89,234,314

	Six Months Ended June 30, 2020
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2019	43,908,065	$43,908	$444,016,341	$(92,681)	$(369,072,945)	$74,894,623
Share-based compensation	—	—	596,378	—	—	596,378
Issuance of shares under an employee stock purchase plan (ESPP)	1,979	2	6,252	—	—	6,254
Issuance of common stock under at-the-market equity distribution and sales agreements, net of offering costs	68,952	69	412,623	—	—	412,692
Net loss	—	—	—	—	(2,713,559)	(2,713,559)
Foreign currency translation adjustments	—	—	—	(120)	—	(120)
Balance at March 31, 2020	43,978,996	43,979	445,031,594	(92,801)	(371,786,504)	73,196,268
Share-based compensation	—	—	1,147,154	—	—	1,147,154
Issuance of common stock for option exercises	143,863	144	438,118	—	—	438,262
Issuance of common stock under at-the- market equity distribution and sales agreements, net of offering costs	140,719	141	762,342	—	—	762,483
Net loss	—	—	—	—	(4,451,229)	(4,451,229)
Foreign currency translation adjustments	—	—	—	5	—	5
Balance at June 30, 2020	44,263,578	$44,264	$447,379,208	$(92,796)	$(376,237,733)	$71,092,943

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
	2021	2020
Operating activities:
Net loss	$(4,471,940)	$(7,164,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,895,541	1,743,532
Depreciation and amortization	12,607	10,270
Changes in assets and liabilities:
Prepaid expenses and other assets	(510,456)	8,583
Accounts payable, accrued liabilities and other liabilities	347,232	433,224
Net cash used in operating activities	(2,727,016)	(4,969,179)
Investing activities:
Acquisition of property and equipment	(25,794)	(2,604)
Net cash used in investing activities	(25,794)	(2,604)
Financing activities:
Proceeds from issuance of common stock and exercise of common stock options	20,601,929	1,661,610
Common stock issuance costs	(118,368)	(48,173)
Proceeds from issuance of equity awards under ESPP	6,110	6,254
Net cash provided by financing activities	20,489,671	1,619,691
Effect of exchange rate changes on cash and cash equivalents	18,639	(115)
Net change in cash and cash equivalents	17,755,500	(3,352,207)
Cash and cash equivalents, beginning of period	60,036,763	63,792,657
Cash and cash equivalents, end of period	$77,792,263	$60,440,450

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

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $2.3 million and $2.1 million for the three months ended June 30, 2021 and 2020, respectively, and $4.4 million and $3.3 million for the six months ended June 30, 2021 and 2020, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents in Research, Development and Patents expenses. Such patent-related expenses totaled $0.2 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively.

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

Kissei Pharmaceutical Co., Ltd

In October 2011, the Company entered into a collaboration agreement with Kissei Pharmaceutical Co., Ltd., (“Kissei”), to perform research and development services relating to MN-221 (bedoradrine) in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, the Company is responsible for all costs to be incurred in the performance of these services. The Company assessed the services in accordance with the authoritative guidance and concluded that the two studies to be performed under the agreement represented two separate performance obligations. The transaction price was allocated among the two studies that were deemed separate performance obligations based on the expected costs to be incurred for each obligation. Revenue is recognized proportional to the total costs expected for each performance obligation as incurred over the service period. The first study was completed in 2013 and the timing of the second study is undetermined as of June 30, 2021. The amount received from Kissei and allocated, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue and will be recognized as revenue as the remaining performance obligation is satisfied. No revenue was recognized for the three and six months ended June 30, 2021 and 2020 in connection with the collaboration agreement with Kissei.

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

The development milestones outlined in the Genzyme Agreement did not meet the definition of a substantive milestone obligation under authoritative guidance on revenue recognition for milestone payments, as Genzyme is responsible for the development of the product and there is no further substantive service effort required by the Company. In March 2021, the Company received notice that a gene therapy product based on AAV (adeno-associated virus) vector technology, which is covered under the Genzyme Agreement, achieved two clinical development milestones, triggering two milestone payments.  Accordingly, the Company recognized revenue of $4 million for the six months ended June 30, 2021.

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

Cash equivalents, including money market accounts of $694,205 and $694,127 measured at fair value as of June 30, 2021 and December 31, 2020, respectively, are classified within Level 1.

4. Stock-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan, or 2013 Plan, under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan, or 2004 Plan. A total of 8,700,000 shares of common stock are reserved for issuance under the 2013 Plan. In addition, “returning shares” that may become available from time to time are added back to the plan. “Returning shares” are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2004 Plan, all outstanding stock awards granted under the 2004 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan. As of June 30, 2021, 1,838,385 shares remain available for future grants under the 2013 Plan.

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

Stock Options

Options granted under the 2013 Plan and the 2004 Plan have terms of ten years from the date of grant unless earlier terminated and generally vest over a three or four year period. The exercise price of all options granted through June 30, 2021 and in 2020, was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of June 30, 2021 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	7,401,387	$5.70
Granted	1,315,000	5.82
Exercised	(241,872)	2.49
Cancelled	(256,250)	6.96
Outstanding at June 30, 2021	8,218,265	$5.77
Exercisable at June 30, 2021	6,871,932	$5.77

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

For the six months ended June 30, 2021, an aggregate of 1,424 shares were issued under the ESPP. As of June 30, 2021, there were 212,678 shares available for future issuance under the ESPP.

Compensation Expense

Stock-based compensation expense for stock option awards and ESPP shares are reflected in total operating expenses for each respective year.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2021 and 2020, respectively:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Research, development and patents	$265,723	$349,294	$658,965	$511,991
General and administrative	490,182	797,860	1,236,576	1,231,541
Total stock-based compensation expense	$755,905	$1,147,154	$1,895,541	$1,743,532

The Company uses the Black-Scholes valuation model for determining the estimated fair value for stock-based awards granted to employees and stock purchased under the ESPP. The following table provides the assumptions used in the Black-Scholes valuation model used to estimate the fair value of options granted during the six months ended June 30, 2021 and 2020, and to estimate the fair value of performance-based stock options as of June 30, 2021 and 2020.

Six months ended
	June 30, 2021	June 30, 2020
Stock Option assumptions:
Risk-free interest rate	0.45 - 0.87%	0.29 - 1.68%
Expected volatility of common stock	74.31 - 76.36%	57.44 - 66.49%
Dividend yield	0%	0%
Expected term (in years)	4.5 - 5.8	4.5 - 5.6

As of June 30, 2021, there was $2.1 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.66 years, on a straight-line basis.

5. Stockholders’ Equity

At-The-Market Issuance Sales Agreements and Private Placement Transactions

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

Potentially dilutive outstanding stock options excluded from diluted net loss per common share due to their anti-dilutive effect totaled 8,218,265 shares and 7,609,387 shares for the three and six months ended June 30, 2021 and 2020, respectively.

7. Subsequent Events

On July 20, 2021, the Company entered into a lease agreement (the “Lease”) with The Irvine Company LLC (the “Landlord”). The Lease is for the Company’s corporate headquarters. The term of the Lease is 60 months, from February 1, 2022 to January 31, 2027 and provides for monthly base rent starting at $14,464 with incremental increases for each calendar year thereafter.

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

We have incurred significant net losses since our inception. As of June 30, 2021, from inception, our accumulated deficit was $387.4 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

Revenues and Cost of Revenues

In October 2011, we entered into a collaboration agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, to perform research and development services relating to MN-221 (bedoradrine) in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, we are responsible for all costs to be incurred in the performance of these services. We assessed the services in accordance with the authoritative guidance and concluded that the two studies to be performed under the agreement represented two separate performance obligations. The transaction price was allocated between the two studies that were deemed separate performance obligations based on the expected costs to be incurred for each obligation. Revenue is recognized proportional to the total costs expected for each performance obligation as incurred over the service period. The first study was completed in 2013 and the timing of the second study is undetermined as of June 30, 2021. The amount received from Kissei and allocated, net of the amount recorded as revenue, is included on the balance sheet as long-term deferred revenue since it is non-refundable and not expected to be started within the next year and will be recognized as revenue as the remaining performance obligation is satisfied. No revenue was recognized in the three and six months ended June 30, 2021 and 2020, in connection with the collaboration agreement with Kissei.

In December 2005, Avigen, Inc. and Genzyme Corporation entered into an Assignment Agreement (the “Genzyme Agreement”) in which Genzyme acquired certain gene therapy intellectual property, programs and other related assets from Avigen in exchange for an initial $12.0 million payment. Avigen could also receive additional development milestone payments, sublicensing fees and royalty payments based on the successful development of products by Genzyme utilizing technologies previously developed by Avigen. Avigen was subsequently acquired by the Company in December 2009 along with Avigen’s rights and obligations under the Genzyme Agreement. If Genzyme fails to diligently pursue the commercialization or marketing of products using the assigned technology, as specified in the Genzyme Agreement, some of the rights assigned could revert back to the Company at a future date. The development milestones outlined in the Genzyme Agreement did not meet the definition of a substantive milestone obligation under authoritative guidance on revenue recognition for milestone payments, as Genzyme is responsible for the development of the products and there is no further substantive service effort required by the Company.  In March 2021, the Company received notice that a gene therapy product based on AAV (adeno-associated virus) vector technology, which is covered under the Genzyme Agreement, achieved two clinical development milestones, triggering two milestone payments.  Accordingly, the Company recognized revenue of $4 million for the six months ended June 30, 2021.

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

The following table summarizes our research, development and patents expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
External development expense:
MN-221	$2	$(8)	$4	$(5)
MN-166	1,739	1,415	2,988	2,033
MN-001	27	48	42	96
MN-029	1	1	1	2
Other	7	—	28	—
Total external development expense	1,776	1,456	3,063	2,126
R&D personnel expense	503	604	1,161	1,034
R&D facility and depreciation expense	12	12	24	24
Patent expenses	160	127	275	198
Other R&D expense	76	—	149	68
Total research, development and patent expense	$2,527	$2,199	$4,672	$3,450

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2020. There have not been any material changes to the critical accounting policies discussed therein during the six months ended June 30, 2021.

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

Research, Development and Patents Expenses

Research, development and patents expenses were $2.5 million and $2.2 million for the three months ended June 30, 2021 and 2020, respectively. The increase of $0.3 million was primarily due to higher clinical trial expenses from the ongoing clinical trial of MN-166 (ibudilast) in ALS.

General and Administrative Expenses

General and administrative expenses were $1.8 million and $2.3 million for the three months ended June 30, 2021 and 2020, respectively. The decrease of $0.5 million was primarily due to lower stock compensation expense for performance-based stock options resulting from a decrease in our stock price and decreased consultant fees.

Comparison of the six months ended June 30, 2021 and 2020

Revenues

Revenues were $4.0 million and $0.0 million for the six months ended June 30, 2021 and 2020, respectively. The increase of $4.0 million was due to the receipt of two milestone payments under the Genzyme Agreement.

Research, Development and Patents Expenses

Research, development and patents expenses were $4.7 million and $3.4 million for the six months ended June 30, 2021 and 2020, respectively. The increase of $1.3 million was primarily due to higher clinical trial expenses from the ongoing clinical trial of MN-166 (ibudilast) in ALS and higher stock compensation expense.

General and Administrative Expenses

General and administrative expenses were $3.8 million and $4.0 million for the six months ended June 30, 2021 and 2020, respectively. The decrease of $0.2 million was primarily due to lower legal expenses.

Liquidity and Capital Resources

Net cash used in operating activities during the six months ended June 30, 2021 was $2.7 million compared to $5.0 million during the same period in 2020. The $2.3 million change is primarily related to the decreased net loss and changes in operating assets and liabilities for those periods.

Net cash provided by financing activities was $20.5 million during the six months ended June 30, 2021 compared to $1.6 million during the same period in 2020. Net cash provided by financing activities during the six months ended June 30, 2021 is primarily due to the sale of 3,656,307 shares of common stock under the Securities Purchase Agreement dated as of January 11, 2021 for net proceeds of $19.9 million. Net cash provided by financing activities during the six months ended June 30, 2020 is primarily due to the sale of 209,671 shares of common stock under the 2019 ATM Agreement for net proceeds of $1.2 million and cash proceeds of $0.4 million from the exercise of options to purchase 143,863 shares of common stock. Cash proceeds from financing activities are used for working capital and general corporate purposes.

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

No shares of common stock were sold under the 2019 ATM Agreement in the three and six months ended June 30, 2021.

As of June 30, 2021, we had available cash and cash equivalents of $77.8 million and working capital of $76.4 million. As of the date of this report, we believe we have working capital sufficient to fund operations at least through the end of 2022. However, we cannot provide assurance that these capital resources will be sufficient to conduct all our research and development programs as planned.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business during the six months ended June 30, 2021.

Off-Balance Sheet Arrangements

At June 30, 2021, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

Cash and cash equivalents as of June 30, 2021 were $77.8 million and were primarily invested in money market interest bearing accounts and money market funds. A hypothetical 10% adverse change in the average interest rate on our cash and cash equivalents would have had no material effect on net loss for the three and six months ended June 30, 2021.

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

We are not involved in any material legal proceedings as of June 30, 2021. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

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

101(1)

The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 are formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements.

104(1)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: August 12, 2021	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D.
President and Chief Executive Officer
(on behalf of the registrant and
as the registrant’s Principal Executive Officer)

	By:	/s/ DOUGLAS PAULIN
Douglas Paulin
Chief Financial Officer
(on behalf of the registrant and
as the registrant’s Principal Financial Officer)