Form 10-Q
period 2021-09-30
MEDICINOVA INC
filed 2021-11-12
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

As of November 9, 2021, the registrant had 49,043,246 shares of Common Stock ($0.001 par value) outstanding.

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

•	Inability to raise additional capital if needed;
•	Inability to generate revenues from product sales to continue business operations;
•	Inability to develop and commercialize our product candidates;
•	Failure or delay in completing clinical trials or obtaining Food and Drug Administration or foreign regulatory approval for our product candidates in a timely manner;
•	Unsuccessful clinical trials stemming from clinical trial designs, failure to enroll a sufficient number of patients, undesirable side effects and other safety concerns;
•	Inability to demonstrate sufficient efficacy of product candidates;
•	Reliance on the success of our MN-166 (ibudilast) and MN-001 (tipelukast) product candidates;
•	Delays in commencement or completion of clinical trials or suspension or termination of clinical trials;
•	Loss of our licensed rights to develop and commercialize a product candidate as a result of the termination of the underlying licensing agreement;
•	Competitors may develop products rendering our product candidates obsolete and noncompetitive;
•	Inability to successfully attract partners and enter into collaborations on acceptable terms;
•	Dependence on third parties to conduct clinical trials and to manufacture product candidates;
•	Dependence on third parties to market and distribute products;
•	Our product candidates, if approved, may not gain market acceptance or obtain adequate coverage for third party reimbursement;
•	Disputes or other developments concerning our intellectual property rights;
•	Actual and anticipated fluctuations in our quarterly or annual operating results;
•	Price and volume fluctuations in the overall stock markets;
•	Litigation or public concern about the safety of our potential products;
•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange;
•	High quality material for our products may become difficult to obtain or expensive;
•	Strict government regulations on our business;
•	Regulations governing the production or marketing of our product candidates;
•	Loss of, or inability to attract, key personnel; and
•	Economic, political, foreign exchange and other risks associated with international operations.

MEDICINOVA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,025,384	$60,036,763
Prepaid expenses and other current assets	1,134,727	680,171
Total current assets	76,160,111	60,716,934
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Property and equipment, net	64,317	55,700
Right-of-use asset	881,754	170,857
Other non-current assets	117,538	75,379
Total assets	$91,623,960	$75,419,110
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$642,418	$616,629
Accrued expenses and other liabilities	1,714,849	1,391,293
Operating lease liability	150,682	186,028
Deferred revenue	1,694,163	—
Total current liabilities	4,202,112	2,193,950
Long-term deferred revenue	—	1,694,163
Deferred tax liability	201,792	201,792
Other non-current liabilities	737,716	2,705
Total liabilities	5,141,620	4,092,610
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2021 and December 31, 2020; 49,028,246 and 45,024,560 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	49,028	45,025
Additional paid-in capital	477,506,300	454,296,536
Accumulated other comprehensive loss	(95,039)	(88,219)
Accumulated deficit	(390,977,949)	(382,926,842)
Total stockholders’ equity	86,482,340	71,326,500
Total liabilities and stockholders' equity	$91,623,960	$75,419,110

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$37,500	$—	$4,037,500	$—
Operating expenses:
Research, development and patents	2,088,618	2,237,877	6,761,015	5,687,658
General and administrative	1,550,821	1,492,139	5,389,466	5,477,223
Total operating expenses	3,639,439	3,730,016	12,150,481	11,164,881
Operating loss	(3,601,939)	(3,730,016)	(8,112,981)	(11,164,881)
Interest income	36,153	37,204	107,159	324,175
Other expense	(13,381)	(11,008)	(45,285)	(27,902)
Net loss applicable to common stockholders	$(3,579,167)	$(3,703,820)	$(8,051,107)	$(10,868,608)
Basic and diluted net loss per common share	$(0.07)	$(0.08)	$(0.17)	$(0.25)
Shares used to compute basic and diluted net loss per common share	48,987,836	44,643,736	48,445,840	44,229,715
Net loss applicable to common stockholders	$(3,579,167)	$(3,703,820)	$(8,051,107)	$(10,868,608)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,362)	2,761	(6,820)	2,646
Comprehensive loss	$(3,580,529)	$(3,701,059)	$(8,057,927)	$(10,865,962)

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2021
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2020	45,024,560	$45,025	$454,296,536	$(88,219)	$(382,926,842)	$71,326,500
Share-based compensation	—	—	1,139,636	—	—	1,139,636
Issuance of common stock for option exercises	86,250	86	212,089	—	—	212,175
Issuance of shares under an employee stock purchase plan (ESPP)	1,424	2	6,108	—	—	6,110
Issuance of common stock in a private placement transaction, net of issuance costs	3,656,307	3,656	19,877,992	—	—	19,881,648
Net loss	—	—	—	—	(187,799)	(187,799)
Foreign currency translation adjustments	—	—	—	(6,821)	—	(6,821)
Balance at March 31, 2021	48,768,541	48,769	475,532,361	(95,040)	(383,114,641)	92,371,449
Share-based compensation	—	—	755,905	—	—	755,905
Issuance of common stock for option exercises	155,622	155	389,583	—	—	389,738
Net loss	—	—	—	—	(4,284,141)	(4,284,141)
Foreign currency translation adjustments	—	—	—	1,363	—	1,363
Balance at June 30, 2021	48,924,163	48,924	476,677,849	(93,677)	(387,398,782)	89,234,314
Share-based compensation	—	—	578,944	—	—	578,944
Issuance of common stock for option exercises	104,083	104	249,507	—	—	249,611
Net loss					(3,579,167)	(3,579,167)
Foreign currency translation adjustments				(1,362)		(1,362)
Balance at September 30, 2021	49,028,246	$49,028	$477,506,300	$(95,039)	$(390,977,949)	$86,482,340

	Nine Months Ended September 30, 2020
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2019	43,908,065	$43,908	$444,016,341	$(92,681)	$(369,072,945)	$74,894,623
Share-based compensation	—	—	596,378	—	—	596,378
Issuance of shares under an employee stock purchase plan (ESPP)	1,979	2	6,252	—	—	6,254
Issuance of common stock under at-the-market equity distribution and sales agreements, net of offering costs	68,952	69	412,623	—	—	412,692
Net loss	—	—	—	—	(2,713,559)	(2,713,559)
Foreign currency translation adjustments	—	—	—	(120)	—	(120)
Balance at March 31, 2020	43,978,996	43,979	445,031,594	(92,801)	(371,786,504)	73,196,268
Share-based compensation	—	—	1,147,154	—	—	1,147,154
Issuance of common stock for option exercises	143,863	144	438,118	—	—	438,262
Issuance of common stock under at-the- market equity distribution and sales agreements, net of offering costs	140,719	141	762,342	—	—	762,483
Net loss	—	—	—	—	(4,451,229)	(4,451,229)
Foreign currency translation adjustments	—	—	—	5	—	5
Balance at June 30, 2020	44,263,578	44,264	447,379,208	(92,796)	(376,237,733)	71,092,943
Share-based compensation	—	—	1,033,971	—	—	1,033,971
Issuance of common stock for option exercises	60,000	60	187,990	—	—	188,050
Issuance of shares under an employee stock purchase plan (ESPP)	1,855	2	5,452	—	—	5,454
Issuance of common stock under at-the-market equity distribution and sales agreements, net of offering costs	602,127	602	4,933,312	—	—	4,933,914
Net loss	—	—	—	—	(3,703,820)	(3,703,820)
Foreign currency translation adjustments	—	—	—	2,761	—	2,761
Balance at September 30, 2020	44,927,560	$44,928	$453,539,933	$(90,035)	$(379,941,553)	$73,553,273

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2021	2020
Operating activities:
Net loss	$(8,051,107)	$(10,868,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	2,474,485	2,777,503
Depreciation and amortization	19,775	15,487
Non-cash lease expense	163,282	152,771
Changes in assets and liabilities:
Prepaid expenses and other assets	(510,486)	(378,314)
Accounts payable, accrued liabilities and other liabilities	330,492	(414,139)
Operating lease liabilities	(169,080)	(161,977)
Net cash used in operating activities	(5,742,639)	(8,877,277)
Investing activities:
Acquisition of property and equipment	(28,732)	(3,794)
Net cash used in investing activities	(28,732)	(3,794)
Financing activities:
Proceeds from issuance of common stock and exercise of common stock options	20,851,540	6,936,765
Common stock issuance costs	(118,368)	(201,364)
Proceeds from issuance of equity awards under ESPP	6,110	11,708
Net cash provided by financing activities	20,739,282	6,747,109
Effect of exchange rate changes on cash and cash equivalents	20,710	2,646
Net change in cash and cash equivalents	14,988,621	(2,131,316)
Cash and cash equivalents, beginning of period	60,036,763	63,792,657
Cash and cash equivalents, end of period	$75,025,384	$61,661,341
Supplemental disclosure of non-cash investing activities:
Right-of-use asset obtained in exchange for operating lease liability	$875,515	$—

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

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. “Right-of-use asset” was previously presented within “Prepaid expenses and other current assets” and was reclassified to its own line on the consolidated balance sheet for the year ended December 31, 2020. “Operating lease liability” was previously presented within “Accrued liabilities and other current liabilities” and was reclassified to its own line on the consolidated balance sheet for the year ended December 31, 2020. Such reclassifications also resulted in a change to the presentation of items within operating activities in the statement of cashflows for the nine months ended September 30, 2020. There was no change to total net cash used in operating activities. These reclassifications had no effect on previously reported results of operations, cash flows, or retained earnings.

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

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $2.0 million and $2.1 million for the three months ended September 30, 2021 and 2020, respectively, and $6.4 million and $5.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents in Research, Development and Patents expenses. Such patent-related expenses totaled $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.4 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Leases

The Company determines if an arrangement is a lease at inception and if so, determines whether the lease qualifies as an operating or finance lease. The Company does not recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less and does not separate non-lease components from lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expenses. As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would expect to pay to borrow on a collateralized and fully amortizing basis over a similar term an amount equal to the lease payments in a similar economic environment.

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

Kissei Pharmaceutical Co., Ltd

In October 2011, the Company entered into a collaboration agreement with Kissei Pharmaceutical Co., Ltd., (“Kissei”), to perform research and development services relating to MN-221 (bedoradrine) in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, the Company is responsible for all costs to be incurred in the performance of these services. The Company assessed the services in accordance with the authoritative guidance and concluded that the two studies to be performed under the agreement represented two separate performance obligations. The transaction price was allocated among the two studies that were deemed separate performance obligations based on the expected costs to be incurred for each obligation. Revenue is recognized proportional to the total costs expected for each performance obligation as incurred over the service period. The first study was completed in 2013. The amount received from Kissei and allocated, net of the amount recorded as revenue, is included on the balance sheet as current deferred revenue. No revenue was recognized for the three and nine months ended September 30, 2021 and 2020 in connection with the collaboration agreement with Kissei. As of September 30, 2021, the Company and Kissei were working to mutually terminate the collaboration agreement and cancel the second study contemplated thereunder. In October 2021, the Company refunded $1.3 million of the prepayment and the Company expects to finalize the termination agreement by December 31, 2021.

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

The development milestones outlined in the Genzyme Agreement did not meet the definition of a substantive milestone obligation under authoritative guidance on revenue recognition for milestone payments, as Genzyme is responsible for the development of the product and there is no further substantive service effort required by the Company. In March 2021, the Company received notice that a gene therapy product based on AAV (adeno-associated virus) vector technology, which is covered under the Genzyme Agreement, achieved two clinical development milestones, triggering two milestone payments.  Accordingly, the Company recognized revenue of $4 million for the nine months ended September 30, 2021.

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

Cash equivalents, including money market accounts of $694,249 and $694,127 measured at fair value as of September 30, 2021 and December 31, 2020, respectively, are classified within Level 1.

4. Leases

The Company has operating leases primarily for real estate in the United States and Japan. The United States lease is for the Company’s headquarters in San Diego and is for a term of four years and one month initially ending December 31, 2021, but was extended one month in August 2021 to January 31, 2022. The Company’s new San Diego lease has a term of five years commencing February 1, 2022 and ending January 31, 2027. The Company’s lease in Tokyo, Japan was renewed in May 2021 and has a term of two years with an auto-renewal, two-year extension. The real estate operating leases are included in "Right-of-use asset” on the Company's balance sheet and represents the Company’s right to use the underlying assets for the lease term. The Company’s obligation to make lease payments are included in "Operating lease liability" and "Other non-current liabilities" on the Company's balance sheet.

Maturities of operating lease liabilities as of September 30, 2021 were as follows:
2021	$61,971
2022	213,697
2023	222,325
2024	189,170
2025	197,586
Thereafter	223,752
1,108,501
Less imputed interest	(220,103)
Total lease liabilities	$888,398

Current operating lease liabilities	$150,682
Non-current operating lease liabilities	737,716
Total operating lease liabilities	$888,398

Weighted-average remaining lease term	4.51
Weighted-average discount rate	9.7%

5. Stock-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan, or 2013 Plan, under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan, or 2004 Plan. A total of 8,700,000 shares of common stock are reserved for issuance under the 2013 Plan. In addition, “returning shares” that may become available from time to time are added back to the plan. “Returning shares” are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2004 Plan, all outstanding stock awards granted under the 2004 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan. As of September 30, 2021, 1,853,317 shares remain available for future grants under the 2013 Plan.

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

Stock Options

Options granted under the 2013 Plan and the 2004 Plan have terms of ten years from the date of grant unless earlier terminated and generally vest over a three or four year period. The exercise price of all options granted through September 30, 2021 and in 2020, was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of September 30, 2021 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	7,401,387	$5.70
Granted	1,315,000	5.82
Exercised	(345,955)	2.46
Cancelled	(271,182)	6.71
Outstanding at September 30, 2021	8,099,250	$5.82
Exercisable at September 30, 2021	6,782,917	$5.83

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

For the nine months ended September 30, 2021, an aggregate of 1,424 shares were issued under the ESPP. As of September 30, 2021, there were 212,678 shares available for future issuance under the ESPP.

Compensation Expense

Stock-based compensation expense for stock option awards and ESPP shares are reflected in total operating expenses for each respective year.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Research, development and patents	$207,521	$331,126	$866,486	$843,117
General and administrative	371,423	702,845	1,607,999	1,934,386
Total stock-based compensation expense	$578,944	$1,033,971	$2,474,485	$2,777,503

The Company uses the Black-Scholes valuation model for determining the estimated fair value for stock-based awards granted to employees and stock purchased under the ESPP. The following table provides the assumptions used in the Black-Scholes valuation model used to estimate the fair value of options granted during the nine months ended September 30, 2021 and 2020, and to estimate the fair value of performance-based stock options as of September 30, 2021 and 2020.

Nine months ended
	September 30, 2021	September 30, 2020
Stock Option assumptions:
Risk-free interest rate	0.42 - 0.98%	0.16 - 1.68%
Expected volatility of common stock	74.31 - 77.51%	57.44 - 75.82%
Dividend yield	0%	0%
Expected term (in years)	4.5 - 5.8	4.5 - 5.8

As of September 30, 2021, there was $1.1 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.40 years, on a straight-line basis.

6. Stockholders’ Equity

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

Potentially dilutive outstanding stock options excluded from diluted net loss per common share due to their anti-dilutive effect totaled 8,099,250 shares and 7,510,387 shares for the three and nine months ended September 30, 2021 and 2020, respectively.

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

We have incurred significant net losses since our inception. As of September 30, 2021, from inception, our accumulated deficit was $391.0 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

Revenues and Cost of Revenues

In October 2011, we entered into a collaboration agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, to perform research and development services relating to MN-221 (bedoradrine) in exchange for a non-refundable upfront payment of $2.5 million. Under the terms of the agreement, we are responsible for all costs to be incurred in the performance of these services. We assessed the services in accordance with the authoritative guidance and concluded that the two studies to be performed under the agreement represented two separate performance obligations. The transaction price was allocated between the two studies that were deemed separate performance obligations based on the expected costs to be incurred for each obligation. Revenue is recognized proportional to the total costs expected for each performance obligation as incurred over the service period. The first study was completed in 2013. The amount received from Kissei and allocated, net of the amount recorded as revenue, is included on the balance sheet as current-term deferred revenue. No revenue was recognized in the three and nine months ended September 30, 2021 and 2020, in connection with the collaboration agreement with Kissei. As of September 30, 2021, we and Kissei were mutually working to terminate the collaboration agreement and cancel the second study contemplated thereunder. In October 2021, we refunded $1.3 million of the prepayment and we expect to finalize the termination agreement by December 31, 2021.

In December 2005, Avigen, Inc. and Genzyme Corporation entered into an Assignment Agreement (the “Genzyme Agreement”) in which Genzyme acquired certain gene therapy intellectual property, programs and other related assets from Avigen in exchange for an initial $12.0 million payment. Avigen could also receive additional development milestone payments, sublicensing fees and royalty payments based on the successful development of products by Genzyme utilizing technologies previously developed by Avigen. Avigen was subsequently acquired by the Company in December 2009 along with Avigen’s rights and obligations under the Genzyme Agreement. If Genzyme fails to diligently pursue the commercialization or marketing of products using the assigned technology, as specified in the Genzyme Agreement, some of the rights assigned could revert back to the Company at a future date. The development milestones outlined in the Genzyme Agreement did not meet the definition of a substantive milestone obligation under authoritative guidance on revenue recognition for milestone payments, as Genzyme is responsible for the development of the products and there is no further substantive service effort required by the Company. In March 2021, the Company received notice that a gene therapy product based on AAV (adeno-associated virus) vector technology, which is covered under the Genzyme Agreement, achieved two clinical development milestones, triggering two milestone payments. Accordingly, the Company recognized revenue of $4 million for the nine months ended September 30, 2021.

Research, Development and Patents Expenses

Our research, development and patents expenses consist primarily of license fees related to our product candidates, salaries and related employee benefits, costs associated with the preclinical and clinical development of our product development programs, costs associated with non-clinical activities, such as regulatory expenses, and pre-commercialization manufacturing development activities. We use external service providers to manufacture our compounds to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. Research, development and patents expenses include fees paid to consultants, contract research organizations, contract manufacturers and other external service providers, including professional fees and costs associated with legal services, patents and patent applications for our intellectual property. Internal research and development expenses include costs of compensation and other expenses for research and development personnel, supplies, facility costs and depreciation. Research, development and patents costs are expensed as incurred and we expect to increase such costs through the remainder of 2021 as our development programs progress.

The following table summarizes our research, development and patents expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
External development expense:
MN-221	$1	$4	$5	$(1)
MN-166	1,363	1,313	4,351	3,346
MN-001	110	33	152	129
MN-029	1	1	2	3
Other	—	110	28	110
Total external development expense	1,475	1,461	4,538	3,587
R&D personnel expense	446	596	1,607	1,630
R&D facility and depreciation expense	11	12	35	36
Patent expenses	86	97	361	295
Other R&D expense	71	72	220	140
Total research, development and patent expense	$2,089	$2,238	$6,761	$5,688

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2020. There have not been any material changes to the critical accounting policies discussed therein during the nine months ended September 30, 2021.

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

Research, Development and Patents Expenses

Research, development and patents expenses were $2.1 million and $2.2 million for the three months ended September 30, 2021 and 2020, respectively. The decrease of $0.1 million was primarily due to lower stock compensation expense for performance-based stock options resulting from a decrease in our stock price.

General and Administrative Expenses

General and administrative expenses were $1.6 million and $1.5 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $0.1 million was primarily due to higher legal and consultant fees.

Comparison of the nine months ended September 30, 2021 and 2020

Revenues

Revenues were $4.0 million and $0.0 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $4.0 million was due to the receipt of two milestone payments under the Genzyme Agreement.

Research, Development and Patents Expenses

Research, development and patents expenses were $6.8 million and $5.7 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $1.1 million was primarily due to higher clinical trial expenses from the ongoing clinical trial of MN-166 (ibudilast) in ALS.

General and Administrative Expenses

General and administrative expenses were $5.4 million and $5.5 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease of $0.1 million was primarily due to lower stock compensation expense for performance-based stock options resulting from a decrease in our stock price.

Liquidity and Capital Resources

Net cash used in operating activities during the nine months ended September 30, 2021 was $5.7 million compared to $8.9 million during the same period in 2020. The $3.2 million change is primarily related to the decreased net loss and changes in operating assets and liabilities for those periods.

Net cash provided by financing activities was $20.7 million during the nine months ended September 30, 2021 compared to $6.7 million during the same period in 2020. Net cash provided by financing activities during the nine months ended September 30, 2021 is primarily due to the sale of 3,656,307 shares of common stock under the Securities Purchase Agreement dated as of January 11, 2021 for net proceeds of $19.9 million and cash proceeds of $0.8 million from the exercise of options to purchase 345,955 shares of common stock. Net cash provided by financing activities during the nine months ended September 30, 2020 is primarily due to the sale of 811,798 shares of common stock under the 2019 ATM Agreement for net proceeds of $6.1 million and cash proceeds of $0.6 million from the exercise of options to purchase 203,863 shares of common stock. Cash proceeds from financing activities are used for working capital and general corporate purposes.

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

No shares of common stock were sold under the 2019 ATM Agreement in the three and nine months ended September 30, 2021.

As of September 30, 2021, we had available cash and cash equivalents of $75.0 million and working capital of $72.0 million. As of the date of this report, we believe we have working capital sufficient to fund operations at least through the end of 2022. However, we cannot provide assurance that these capital resources will be sufficient to conduct all our research and development programs as planned.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business during the nine months ended September 30, 2021.

Off-Balance Sheet Arrangements

At September 30, 2021, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

Cash and cash equivalents as of September 30, 2021 were $75.0 million and were primarily invested in money market interest bearing accounts and money market funds. A hypothetical 10% adverse change in the average interest rate on our cash and cash equivalents would have had no material effect on net loss for the three and nine months ended September 30, 2021.

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

We are not involved in any material legal proceedings as of September 30, 2021. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed April 25, 2019).

10.1	Lease, dated July 20, 2021, by and between the Company and The Irvine Company, LLC (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed July 23, 2021.

31.1(1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2(1)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101(1)

The following financial statements from the MediciNova, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 are formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements.

104(1)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: November 12, 2021	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D.
President and Chief Executive Officer
(on behalf of the registrant and
as the registrant’s Principal Executive Officer)

	By:	/s/ DOUGLAS PAULIN
Douglas Paulin
Chief Financial Officer
(on behalf of the registrant and
as the registrant’s Principal Financial Officer)