Form 10-K
period 2021-12-31
MEDICINOVA INC
filed 2022-02-16
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $197,378,126 based on the closing price of the registrant’s common stock on the NASDAQ Global Market of $4.25 per share on June 30, 2021. Shares of common stock held by each executive officer and director and each affiliated entity has been excluded from this calculation. This determination of affiliate status may not be conclusive for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 14, 2022 was 49,043,246.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

MEDICINOVA, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2021

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Inability to raise additional capital if needed;
•	Inability to generate revenues from product sales to continue business operations;
•	Inability to develop and commercialize our product candidates;
•	Failure or delay in completing clinical trials or obtaining FDA or foreign regulatory approval for our product candidates in a timely manner;
•	Unsuccessful clinical trials stemming from clinical trial designs, failure to enroll a sufficient number of patients, undesirable side effects and other safety concerns;
•	Inability to demonstrate sufficient efficacy of product candidates;
•	Reliance on the success of our MN-166 (ibudilast) and MN-001 (tipelukast) product candidates;
•	Delays in commencement or completion of clinical trials or suspension or termination of clinical trials;
•	Loss of our licensed rights to develop and commercialize a product candidate as a result of the termination of the underlying licensing agreement;
•	Competitors may develop products rendering our product candidates obsolete and noncompetitive;
•	The widespread outbreak of an illness or any other communicable disease, such as COVID-19, which has lead to key employees becoming ill for a period of time;
•	Inability to successfully attract partners and enter into collaborations on acceptable terms;
•	Dependence on third parties to conduct clinical trials and to manufacture product candidates;
•	Dependence on third parties to market and distribute products;
•	Our product candidates, if approved, may not gain market acceptance or obtain adequate coverage for third party reimbursement;
•	Disputes or other developments concerning our intellectual property rights;
•	Actual and anticipated fluctuations in our quarterly or annual operating results;

•	Price and volume fluctuations in the overall stock markets;
•	Litigation or public concern about the safety of our potential products;
•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange;
•	High quality material for our products may become difficult to obtain or expensive;
•	Strict government regulations on our business;
•	Regulations governing the production or marketing of our product candidates;
•	Loss of, or inability to attract, key personnel; and
•	Economic, political, foreign exchange and other risks associated with international operations.

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

We partnered with investigators on a Phase 2b clinical trial of MN-166 (ibudilast) in primary progressive and secondary progressive MS which was conducted by NeuroNEXT and funded by the National Institute of Health’s (NIH) National Institute of Neurological Diseases and Stroke (NINDS). This progressive MS trial, known as SPRINT-MS, completed randomization of 255 subjects in 2015, which exceeded the goal of 250 subjects that were planned for participation. In October 2017, we announced the presentation of positive top-line results from the SPRINT-MS Phase 2b clinical trial of MN-166 (ibudilast) in progressive MS. The trial achieved both primary endpoints of whole brain atrophy and safety and tolerability. MN-166 (ibudilast) demonstrated a statistically significant 48% reduction in the rate of progression of whole brain atrophy compared to placebo (p=0.04) as measured by MRI analysis using brain parenchymal fraction (BPF) and there was not an increased rate of serious adverse events in the MN-166 (ibudilast) group compared to the placebo group. In February 2018, we announced the presentation of positive clinical efficacy trends from this trial regarding the important secondary endpoint of confirmed disability progression. MN-166 (ibudilast) demonstrated a 26% reduction in the risk of confirmed disability progression compared to placebo (hazard ratio = 0.74), as measured by EDSS (Expanded Disability Status Scale). Results of the SPRINT-MS Phase 2b clinical trial of MN-166 (ibudilast) in progressive MS were published in the New England Journal of Medicine in August 2018. In April 2019, we announced results from a subgroup analysis of the SPRINT-MS Phase 2b trial of MN-166 (ibudilast) in progressive MS which showed that the trends for reduction in the risk of confirmed disability progression were highest for the subgroup of subjects with Secondary Progressive MS without Relapse, in which MN-166 (ibudilast) demonstrated a 46% risk reduction compared to placebo. Additional data from the completed SPRINT-MS Phase 2b trial of MN-166 (ibudilast) in progressive MS was presented in May 2019 at the American Academy of Neurology (AAN) 71st Annual Meeting in Philadelphia, Pennsylvania. In November 2020, we announced that positive Optical Coherence Tomography (OCT) results from the SPRINT-MS Phase 2b trial of MN-166 (ibudilast) in progressive MS were published in Multiple Sclerosis Journal. In July 2021, we received a Notice of Allowance from the U.S. Patent and Trademark Office for a new patent which covers MN-166 (ibudilast) for the treatment of an ophthalmic disease/disorder or injury associated with a neurodegenerative disease/disorder or a neuro-ophthalmologic disorder.

The United States Food and Drug Administration (FDA) has granted Fast Track designation for the development of MN-166 (ibudilast) for the treatment of patients with progressive MS.

Amyotrophic Lateral Sclerosis (ALS):

We initiated a clinical trial of MN-166 (ibudilast) in amyotrophic lateral sclerosis (ALS) in the second half of 2014, and this trial was completed during the second half of 2017. In December 2017, we announced positive top-line results from this trial. The trial achieved the primary endpoint of safety and tolerability. In addition, there was a higher rate of responders on the Amyotrophic Lateral Sclerosis Functional Rating Scale-Revised (ALSFRS-R) total score, a measure of functional activity, in the MN-166 (ibudilast) group compared to the placebo group.  In September 2018, we received feedback from the FDA regarding our clinical development plan for MN-166 (ibudilast) in ALS. In January 2019, we received a Notice of Allowance from the U.S. Patent and Trademark Office for a new patent which covers the combination of MN-166 (ibudilast) and riluzole for the treatment of ALS and other neurodegenerative diseases. In April 2019, we announced that the FDA completed its review of the protocol and determined that we may proceed with a Phase 2b/3 clinical trial of MN-166 (ibudilast) in ALS. In June 2019, we announced a kick-off meeting for the Phase 2b/3 clinical trial of MN-166 (ibudilast) in ALS. In December 2019, we announced that additional analyses of the completed clinical trial of MN-166 (ibudilast) in ALS was presented at the 30th International Symposium on ALS/MND (amyotrophic lateral sclerosis/motor neurone disease) in Perth, Australia. In December 2021, we announced that a poster with an overview of our ongoing Phase 2b/3 clinical trial of MN-166 (ibudilast) in ALS was presented at the 32nd International Symposium on ALS/MND.

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

Researchers at UCLA were granted approval and funding by the National Institute on Alcoholism and Alcohol Abuse (NIAAA) for a clinical trial to evaluate MN-166 (ibudilast) for the treatment of alcohol dependence. This clinical trial has been completed and results were presented at the American College of Neuropsychopharmacology (ACNP)’s 54th Annual Meeting in December 2015. In May 2018, we announced a new NIDA-funded clinical trial of MN-166 (ibudilast) in alcohol dependence and withdrawal in collaboration with researchers at UCLA. This clinical trial has been completed and positive findings were presented at the American Psychological Association 2020 Annual Convention which was held online in August 2020. Results from this clinical trial were published in June 2021 in Nature’s Translational Psychiatry. In August 2018, we announced a new NIAAA-funded Phase 2b clinical trial of MN-166 (ibudilast) which will evaluate heavy drinking days in subjects with alcohol dependence in collaboration with researchers at UCLA and this trial is ongoing.

Chemotherapy-Induced Peripheral Neuropathy: In March 2018, we announced plans to initiate a clinical trial to evaluate MN-166 (ibudilast) as a treatment for prevention of chemotherapy-induced peripheral neuropathy (CIPN) which was funded by the University of Sydney Concord Cancer Centre in Australia.  In September 2020, we announced that positive clinical findings from this clinical trial were published in Cancer Chemotherapy and Pharmacology.  In October 2020, we announced plans to initiate a multi-center, placebo-controlled, randomized Phase 2b trial to evaluate MN-166 (ibudilast) in CIPN, which is funded by the Australasian Gastro-Intestinal Trials Group (AGITG), and this trial is ongoing.

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

Glioblastoma: We have initiated clinical development to evaluate MN-166 (ibudilast) for the treatment of glioblastoma. In June 2017, we announced positive results from an animal model study that examined the potential clinical efficacy of MN-166 (ibudilast) for the treatment of glioblastoma. These results were presented at the 2017 American Society of Clinical Oncology (ASCO) Annual Meeting. In May 2018, we announced that the Investigational New Drug Application (IND) for MN-166 (ibudilast) for treatment of glioblastoma was accepted and opened with the FDA. In October 2018, we announced that the FDA granted orphan-drug designation to MN-166 (ibudilast) as adjunctive therapy to temozolomide for the treatment of glioblastoma. In January 2019, we announced the initiation of enrollment in a clinical trial of MN-166 (ibudilast) in combination with temozolomide for the treatment of glioblastoma at the Dana-Farber Cancer Institute in Boston and this trial is ongoing. In February 2019, we announced that Scientific Reports published results from the animal model study evaluating MN-166 (ibudilast) in glioblastoma.  In June 2020, we announced that positive preclinical findings were published in Frontiers in Immunology regarding the prospect of MN-166 (ibudilast) as an adjunctive treatment for glioblastoma. In August 2021, we announced completion of a safety review of Part 1 of the Phase 2 clinical trial of MN-166 (ibudilast) in combination with temozolomide, which enrolled 15 subjects with recurrent glioblastoma.  There were no concerning safety signals observed in Part 1 and there were no serious adverse events related to MN-166 (ibudilast). Five out of fifteen subjects completed cycle 6 without disease progression, i.e. 33% of the subjects were progression-free at six months.

Prevention of Acute Respiratory Distress Syndrome in patients with COVID-19: In March 2020, we announced plans to initiate development of MN-166 (ibudilast) for severe pneumonia and acute respiratory distress syndrome (ARDS) based on positive results of a preclinical study in an animal model of ARDS.  In April 2020, we announced plans to initiate a clinical trial of MN-166 (ibudilast) for ARDS caused by COVID-19.  In July 2020, we announced that the IND for MN-166 (ibudilast) for prevention of ARDS was accepted and opened with the FDA.  We were also informed by the FDA that the proposed clinical investigation of MN-166 (ibudilast) for the prevention of ARDS in patients with COVID-19 may proceed. In August 2021, we announced completion of 75% of planned enrollment in this Phase 2 clinical trial.

Chlorine Gas-Induced Lung Injury: In March 2021, we announced a partnership with the Biomedical Advanced Research and Development Authority (BARDA), part of the Office of the Assistant Secretary for Preparedness and Response at the U.S. Department of Health and Human Services, to develop MN-166 (ibudilast) as a potential medical countermeasure (MCM) against chlorine gas-induced lung damage such as acute respiratory distress syndrome (ARDS) and acute lung injury (ALI).  BARDA agreed to provide federal funding for proof-of-

concept studies of MN-166 (ibudilast) in preclinical models of chlorine gas-induced acute lung injury under Contract No. 75A50121C00022.  In June 2021, we announced initiation of a sheep study to investigate MN-166 (ibudilast) in an ovine model of chlorine-induced acute lung injury and this study is ongoing.  In June 2021, we also announced that we will conduct a mouse study to investigate the efficacy of MN-166 (ibudilast) in a murine model of chlorine-induced lung injury and lethality and this study is ongoing.

MN-001 (tipelukast) is in development for fibrotic diseases as described below.

Nonalcoholic Steatohepatitis (NASH) and Nonalcoholic Fatty Liver Disease (NAFLD): We announced positive results of MN-001 (tipelukast) in two different NASH mouse models in 2014 and we opened the IND (Investigational New Drug) application for MN-001 (tipelukast) for the treatment of NASH with the FDA in 2015. The FDA subsequently granted Fast Track designation to MN-001 (tipelukast) for the treatment of patients with NASH with fibrosis. We then initiated a clinical trial to investigate MN-001 (tipelukast) for the treatment of hypertriglyceridemia in NASH and NAFLD patients. In April 2018, we announced that we would terminate this trial early after positive results from an interim analysis in which MN-001 (tipelukast) significantly reduced mean serum triglycerides, a primary endpoint. This data was presented at the International Liver Congress 2018, the 53rd annual meeting of the European Association for the Study of the Liver (EASL) in Paris, France in April 2018.  In November 2020, we announced positive results of in-vitro and in-vivo studies that evaluated MN-001 (tipelukast) for its anti-liver fibrotic effect in human hepatic stellate cells (HSCs) and in an acute liver injury model at the annual meeting of the American Association for the Study of Liver Diseases (AASLD). In November 2021, we announced new findings from a study that investigated the mechanism by which MN-001 (tipelukast) alters triglyceride metabolism in hepatocytes at the Annual Meeting of the American Association for the Study of Liver Diseases (AASLD).

Idiopathic Pulmonary Fibrosis (IPF): In 2014, we announced positive results of MN-001 (tipelukast) in a mouse model of pulmonary fibrosis. The FDA subsequently granted Orphan-Drug designation to MN-001 (tipelukast) for treatment of IPF which will provide seven years of marketing exclusivity if MN-001 (tipelukast) is approved for IPF. The FDA granted Fast Track designation to MN-001 (tipelukast) for the treatment of patients with IPF in September 2015. We then initiated a Phase 2 clinical trial of MN-001 (tipelukast) to treat IPF and we announced results of this trial in August 2021.  Although there were no clinically meaningful trends in favor of MN-001 (tipelukast) for the majority of the clinical outcome measures in this small study, there were no worsening IPF events (acute IPF exacerbation or hospitalization due to respiratory symptoms) in the MN-001 (tipelukast) group compared to one worsening IPF event in the placebo group. MN-001 (tipelukast) demonstrated a substantial reduction in LOXL2, a biomarker for IPF, whereas LOXL2 increased in the placebo group. MN-001 (tipelukast) was safe and well tolerated.

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

Results of the SPRINT-MS Phase 2b clinical trial of MN-166 (ibudilast) in progressive MS were published in the New England Journal of Medicine in August 2018. In April 2019, we announced results from a subgroup analysis of the SPRINT-MS Phase 2b trial of MN-166 (ibudilast) in progressive MS. The purpose of the subgroup analysis was to provide information about which types of progressive MS subjects responded best to MN-166 (ibudilast) treatment in terms of the clinically significant endpoint of the risk of confirmed disability progression compared to placebo, as measured by EDSS. The trends for reduction in the risk of confirmed disability progression were highest for the subgroup of subjects with Secondary Progressive MS without Relapse, in which MN-166 (ibudilast) demonstrated a 46% risk reduction compared to placebo as indicated by the hazard ratio of 0.538. Additional data from the completed SPRINT-MS Phase 2b trial of MN-166 (ibudilast) in progressive MS was presented in May 2019 at the American Academy of Neurology (AAN) 71st Annual Meeting in Philadelphia. In November 2020, we announced that positive Optical Coherence Tomography (OCT) results from the SPRINT-MS Phase 2b trial of MN-166 (ibudilast) in progressive MS were published in Multiple Sclerosis Journal. OCT measures included macular volume, pRNFL (peripapillary retinal nerve fiber layer) thickness, and ganglion cell-inner plexiform (GCIP) layer thickness.  All of these OCT measures showed less loss of retinal tissue for MN-166 (ibudilast) compared to placebo. In July 2021, we received a Notice of Allowance from the U.S. Patent and Trademark Office for a new patent which covers MN-166 (ibudilast) for the treatment of an ophthalmic disease/disorder or injury associated with a neurodegenerative disease/disorder or a neuro-ophthalmologic disorder.  We were granted Fast Track designation from the FDA for MN-166 (ibudilast) for the treatment of progressive MS in 2016.

Amyotrophic Lateral Sclerosis (ALS): ALS, also known as Lou Gehrig’s disease, is a progressive neurodegenerative disease that affects nerve cells in the brain and the spinal cord. The nerves lose the ability to trigger specific muscles, which causes the muscles to become weak. As a result, ALS affects voluntary movement and patients in the later stages of the disease may become totally paralyzed. Mean survival time of an ALS patient is two to five years. According to the ALS Association, there are at least 16,000 ALS patients in the United States and approximately 5,000 people in the United States are diagnosed with ALS each year.

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

In December 2017, we announced positive top-line results from the ALS trial at Carolinas Neuromuscular/ALS-MDA Center. The trial achieved the primary endpoint of safety and tolerability. In addition, there was a higher rate of responders on the ALSFRS-R total score in the MN-166 (ibudilast) group compared to the placebo group. The Amyotrophic Lateral Sclerosis Functional Rating Scale-Revised (ALSFRS-R) total score measures the functional activity of an ALS subject. There was also a higher rate of responders on the ALSAQ-5 score in the MN-166 (ibudilast) group compared to the placebo group. The Amyotrophic Lateral Sclerosis Assessment Questionnaire (ALSAQ-5) score measures the physical mobility, activities of daily living and independence, eating and drinking, communication, and emotional functioning of an ALS subject. In July 2018, we announced data from ad-hoc subgroup analyses in subjects who had either bulbar onset or upper limb onset in the ALS trial at Carolinas Neuromuscular/ALS-MDA Center. In September 2018, we received feedback from the FDA regarding our clinical development plan for MN-166 (ibudilast) in ALS. In April 2019, we announced that the FDA completed its review of the protocol and determined that we may proceed with a Phase 2b/3 clinical trial of MN-166 (ibudilast) in ALS. In June 2019, we announced that a kick-off meeting for the Phase 2b/3 clinical trial of MN-166 (ibudilast) in ALS was held our headquarters in La Jolla, California. In December 2019, we announced that additional analyses of the completed clinical trial of MN-166 (ibudilast) in ALS was presented at the 30th International Symposium on ALS/MND (amyotrophic lateral sclerosis/motor neurone disease) in Perth, Australia. These analyses evaluated the potential background factors of patients’ characteristics that could reasonably predict both ALS disease progression and treatment efficacy. The results of these analyses indicate that the efficacy of MN-166 (ibudilast) is expected to be more robust in patients with a short ALS history. We have incorporated the conclusions from these analyses into the design of our Phase 2b/3 clinical trial.  In December 2021, we announced that a poster with an overview of our ongoing Phase 2b/3 clinical trial of MN-166 (ibudilast) in ALS was presented at the 32nd International Symposium on ALS/MND.

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

Methamphetamine Addiction: Methamphetamine is a central nervous system stimulant drug that is similar in structure to amphetamine. It is a Schedule II drug, meaning that it has high abuse potential and low therapeutic potential. According to the Substance Abuse and Mental Health Services Administration’s (SAMHSA) 2020 National Survey on Drug Use and Health, there are approximately 1.5 million people aged 12 or older with methamphetamine use disorder in the United States. The Rand Corporation has estimated that the economic burden of methamphetamine use in the United States is approximately $23.4 billion. Currently, there is no pharmaceutical treatment approved for methamphetamine dependence. Based on non-clinical results of the effects of MN-166 (ibudilast) in an animal model of methamphetamine relapse, investigators at UCLA conducted a Phase 1b clinical trial funded by NIDA to examine the safety and preliminary efficacy of MN-166 (ibudilast) in non-treatment-seeking, methamphetamine-dependent users in an inpatient trial that was completed in 2012. Subsequently, UCLA investigators received NIDA grant funding for a Phase 2 clinical trial to evaluate MN-166 (ibudilast) in methamphetamine-dependent users in an outpatient trial setting that commenced in 2013. In March 2018, we announced that this trial did not meet the primary endpoint of methamphetamine abstinence confirmed via urine drug screens during the final two weeks of treatment. In November 2017, we announced a collaboration with Oregon Health & Science University to initiate a biomarker study to evaluate MN-166 (ibudilast) in methamphetamine use disorder and this study is ongoing. We were granted Fast Track designation from the FDA for MN-166 (ibudilast) for the treatment of methamphetamine dependence in 2013.

Opioid Withdrawal and Dependency: According to the SAMHSA’s 2020 National Survey on Drug Use and Health, there are approximately 2.3 million people aged 12 or older with prescription pain reliever use disorder and approximately 691,000 people aged 12 or older with heroin use disorder in the United States. Access to prescription opioids has recently become more difficult due to more stringent policies on prescribing opioids. An unintended consequence of this policy is increased use of heroin. Heroin is attractive to prescription opioid addicts because it is less expensive and more accessible than prescription opioids. Heroin poses serious health issues, such as risk of HIV and Hepatitis C infection, overdose, and death. There is an urgent, significant unmet medical need for a safe, effective non-addictive, non-opioid therapy for the treatment of prescription opioid and heroin addiction.

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

Alcohol Addiction: According to SAMHSA’s 2020 National Survey on Drug Use and Health, there are approximately 28.3 million people aged 12 or older in the United States with alcohol use disorder. The Centers for Disease Control and Prevention (CDC) has reported that excessive alcohol use costs the United States $249 billion per year. Medicines that have been approved by the FDA to treat alcohol dependence include Antabuse®, Vivitrol®, Campral® and Revia®. However, the search for a safe and effective drug remains elusive due to limited success of these FDA-approved compounds (Witkiewitz et al., 2012). In a non-clinical trial (Bell et al., 2013), MN-166 (ibudilast) was examined in rats and mice and was found to reduce alcohol drinking in alcohol-preferring P rats and high-alcohol drinking (HAD1) rats by 50%, and in mice made dependent on alcohol at doses which had no effect on non-dependent mice. Investigators at UCLA received funding from the NIAAA to conduct a study to evaluate MN-166 (ibudilast) with a randomized, double-blind, placebo-controlled within-subject crossover design to determine the safety, tolerability and initial human laboratory efficacy of MN-166 (ibudilast) in a sample of 24 non-treatment seeking individuals with either alcohol abuse or dependence. Results of the alcohol dependence study were presented at the American College of Neuropsychopharmacology (ACNP)’s 54th Annual Meeting in December 2015. MN-166 (ibudilast), but not placebo, significantly decreased basal, daily alcohol craving over the course of the study (p<0.05). MN-166 (ibudilast) did not affect cue- and stress-induced alcohol craving. However, MN-166 (ibudilast) increased positive mood during both the cue reactivity and stress procedures. MN-166 (ibudilast) was safe and well-tolerated during the study. In May 2018, we announced plans to initiate an NIH-funded clinical trial of MN-166 (ibudilast) in alcohol dependence and withdrawal in collaboration with researchers at UCLA. This study was a randomized, double-blind, placebo-controlled Phase 2 trial to evaluate the effect of 14 days of ibudilast treatment on mood, heavy drinking, and neural reward signals in 52 patients with alcohol use disorder (AUD).  Positive results of this Phase 2 clinical trial were presented at the American Psychological Association 2020 Annual Convention which was held online in August 2020. Results from this clinical trial were published in June 2021 in Nature’s Translational Psychiatry which included the following: (1) MN-166 (ibudilast) did not have a significant effect on negative mood; (2) MN-166 (ibudilast), relative to placebo, reduced the odds of heavy drinking across time by 45% (p=0.04); (3) MN-166 (ibudilast) attenuated alcohol cue-elicited activation in the ventral striatum (VS) (i.e. reduced the rewarding response to alcohol in the brain) compared to placebo (p=0.01); (4) Alcohol cue-elicited activation in the VS predicted subsequent drinking in the MN-166 (ibudilast) group (p=0.02), such that individuals who had attenuated VS activation and took MN-166 (ibudilast) had the fewest number of drinks per drinking day in the week following the scan; and (5) MN-166 (ibudilast) reduced alcohol craving compared to placebo on non-drinking days (p=0.02). These findings extend preclinical and human laboratory studies of the utility of ibudilast to treat AUD and suggest a biobehavioral mechanism through which ibudilast acts, namely, by reducing the rewarding response to alcohol cues in the brain leading to a reduction in heavy drinking. In August 2018, we announced a new NIAAA-funded Phase 2b clinical trial of MN-166 (ibudilast) in alcohol dependence in collaboration with researchers at UCLA. This clinical trial, which is currently ongoing, is evaluating whether MN-166 (ibudilast) will decrease the percentage of heavy drinking days (defined as ≥ 5 drinks for men and ≥ 4 drinks for women), as compared to placebo, over the course of the 12-week trial.

Chemotherapy-Induced Peripheral Neuropathy: Peripheral neuropathy is a set of symptoms caused by damage to peripheral nerves, the nerves that are away from the brain and spinal cord. Some of the chemotherapy and other drugs used to treat cancer can damage peripheral nerves which carry sensations to the brain and control the movement of the arms and legs. This damage results in chemotherapy-induced peripheral neuropathy (CIPN) which can be a disabling side effect of cancer treatment. Common symptoms of CIPN include pain, burning, tingling, loss of feeling, coordination and balance problems, muscle weakness, trouble swallowing and passing urine, constipation, and blood pressure changes. Severe CIPN may require chemotherapy dose reduction or cessation. According to a meta-analysis which included more than 4,000 patients, CIPN prevalence was 68% when measured in the first month after chemotherapy, 60% at 3 months, and 30% at 6 months or more (“Incidence, prevalence, and predictors of chemotherapy-induced peripheral neuropathy: A systematic review and meta-analysis,” Seretny M et al 2014). In March 2018, we announced plans to initiate a clinical trial to evaluate MN-166 (ibudilast) as a treatment for prevention of CIPN which was funded by the University of Sydney Concord Cancer Centre in Australia. This open-label, sequential cross-over pilot study assessed acute neurotoxicity, CIPN, and drug interactions of MN-166 (ibudilast) in patients with metastatic gastrointestinal cancer (colorectal cancer and upper gastrointestinal cancers) who were receiving oxaliplatin.  In September 2020, we announced that positive clinical findings from this clinical trial were published in Cancer Chemotherapy and Pharmacology.  Co-administration of MN-166 (ibudilast) with oxaliplatin resulted in improvement or stabilization of oxaliplatin-induced neurotoxicity in the majority of participants treated with oxaliplatin.  According to the Oxaliplatin-Specific Neurotoxicity Scale (OSNS) assessments, 12 out of 14 participants reported acute neurotoxicity (Grade 1 or 2) in both cycles. Of those, ten out of 12 participants were unchanged and two participants had improved symptoms from Grade 2 to Grade 1 with MN-166 (ibudilast) co-treatment.  Acute neurotoxicity, which predicts chronic CIPN, is expected to worsen in patients with continued chemotherapy.  Pharmacokinetic analysis indicated no effect of MN-166 (ibudilast) on systemic exposure of oxaliplatin.  In October 2020, we announced plans to initiate a multi-center, placebo-controlled, randomized Phase 2b trial to evaluate MN-166 (ibudilast) in CIPN, which is funded by the Australasian Gastro-Intestinal Trials Group (AGITG).  This clinical trial is evaluating MN-166 (ibudilast) as a potential treatment to reduce acute neurotoxicity severity and CIPN in patients with metastatic colorectal cancer.

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

Glioblastoma: According to the American Association of Neurological Surgeons, glioblastoma is an aggressive brain tumor that develops from glial cells (astrocytes and oligodendrocytes), grows rapidly, and commonly spreads into nearby brain tissue. The American Brain Tumor Association reports that glioblastomas represent about 15% of all primary brain tumors. Approximately 10,000 cases of glioblastoma are diagnosed each year in the U.S. Median survival is approximately 11-15 months for adults with more aggressive glioblastoma (IDH-wildtype) who receive standard treatment (surgery, temozolomide, and radiation therapy). In June 2017, we announced positive results from an animal model study that examined the potential clinical efficacy of MN-166 (ibudilast) for the treatment of glioblastoma which were presented at the 2017 American Society of Clinical Oncology (ASCO) Annual Meeting. Results of the glioblastoma mouse model study showed that median survival was higher in the group that received combination treatment with MN-166 (ibudilast) plus temozolomide compared to the group that received temozolomide alone. In May 2018, we announced that the Investigational New Drug Application (IND) for MN-166 (ibudilast) for treatment of glioblastoma was accepted and opened with the FDA. We were also informed by the FDA that the proposed clinical investigation of MN-166 (ibudilast) in combination with temozolomide for treatment of glioblastoma may proceed. In October 2018, we announced that the FDA granted orphan-drug designation to MN-166 (ibudilast) as adjunctive therapy to temozolomide for the treatment of glioblastoma. In January 2019, we announced the initiation of enrollment in a clinical trial of MN-166 (ibudilast) in combination with temozolomide (TMZ, Temodar‑®) for the treatment of glioblastoma at the Dana-Farber Cancer Institute in Boston. In February 2019, we announced that Scientific Reports published results from the animal model study evaluating MN-166 (ibudilast) in glioblastoma. The article, “Ibudilast sensitizes glioblastoma to temozolomide by targeting Macrophage Migration Inhibitory Factor (MIF),” is the first publication reporting the potential clinical utility of MN-166 (ibudilast) for glioblastoma.  In June 2020, we announced that positive preclinical findings were published in Frontiers in Immunology regarding the prospect of MN-166 (ibudilast) as an adjunctive treatment for glioblastoma.  The publication, entitled “Glioblastoma myeloid-derived suppressor cell subsets express differential macrophage migration inhibitory factor receptor profiles that can be targeted to reduce immune suppression”, was based on our collaboration with the Cleveland Clinic.  In August 2021, we announced completion of a safety review of Part 1 of the Phase 2 clinical trial of MN-166 (ibudilast) in combination with temozolomide, which enrolled 15 subjects with recurrent glioblastoma.  There were no concerning safety signals observed in Part 1 and there were no serious adverse events related to MN-166 (ibudilast). Five out of fifteen subjects completed cycle 6 without disease progression, i.e. 33% of subjects were progression-free at six months.

Prevention of Acute Respiratory Distress Syndrome (ARDS) in patients with COVID-19: ARDS is a serious lung condition that causes low blood oxygen. Difficulty breathing is usually the first symptom of ARDS. Infections are the most common risk factors for ARDS and these infections may include influenza, coronavirus, or other viruses. According to the ARDS Foundation, there are an estimated 190,000 ARDS cases per year in the U.S. The rate of death in the hospital is approximately 40% for ARDS patients. In March 2020, we announced plans to initiate development of MN-166 (ibudilast) for severe pneumonia and ARDS based on positive results of a preclinical study in an animal model of ARDS (Yang et al., 2020).  Results of this preclinical study showed that MN-166 (ibudilast) treatment reversed histological changes observed in the ARDS mouse model including inflammation, hemorrhage, alveolar congestion, and alveolar wall edema. Importantly, pulmonary edema was significantly reduced by MN-166 (ibudilast) treatment (p<0.001). In addition, MN-166 (ibudilast) significantly reduced the levels of inflammatory cytokines including TNF-alpha (p<0.001), IL-1beta (p<0.001), IL-6 (p<0.001), and MCP-1 (p<0.001) in a dose-dependent manner, indicating that ibudilast suppressed the inflammatory response. Results of this study also suggest that MN-166 (ibudilast) protects against pulmonary injury by attenuating cell apoptosis in lung tissue.  In addition to data from the animal model of ARDS, MN-166 (ibudilast) has been identified as a compound with potential anti-SARS-CoV-2 activity in an in vitro study which screened 1,520 compounds for SARS-CoV-2 replication inhibition (Touret et al., 2020).  In April 2020, we announced plans to initiate a clinical trial of MN-166 (ibudilast) for ARDS caused by COVID-19.  In July 2020, we announced that the IND for MN-166 (ibudilast) for prevention of ARDS was accepted and opened with the FDA.  We were also informed by the FDA that the proposed clinical investigation of MN-166 (ibudilast) for the prevention of ARDS in patients with COVID-19 may proceed and this trial is ongoing.  In August 2021, we announced completion of 75% of planned enrollment in this Phase 2 clinical trial.

Chlorine Gas-Induced Lung Injury: In March 2021, we announced a partnership with the Biomedical Advanced Research and Development Authority (BARDA), part of the Office of the Assistant Secretary for Preparedness and Response at the U.S. Department of Health and Human Services, to develop MN-166 (ibudilast) as a potential medical countermeasure (MCM) against chlorine gas-induced lung damage such as acute respiratory distress syndrome (ARDS) and acute lung injury (ALI).  Under the Division of Research, Innovation, and Ventures’ (DRIVe) Repurposing Drugs in Response to Chemical Threats (ReDIRECT) program, BARDA agreed to provide federal funding for proof-of-concept studies of MN-166 (ibudilast) in preclinical models of chlorine gas-induced acute lung injury under Contract No. 75A50121C00022.  MN-166 (ibudilast) was the first compound to receive BARDA’s development support through the DRIVe ReDIRECT program.  In June 2021, we announced initiation of a sheep study to investigate MN-166 (ibudilast) in an ovine model of chlorine-induced acute lung injury and this study is ongoing.  Following treatment of the sheep with MN-166 (ibudilast) or control, the study will evaluate pulmonary function, lung injury and edema formation, cardiopulmonary hemodynamics, and systemic vascular permeability.  In June 2021, we also announced that we will conduct a mouse study to investigate the efficacy of MN-166 (ibudilast) in a murine model of chlorine-induced lung injury and lethality and this study is ongoing.  After mice are exposed to chlorine gas and treated with MN-166 (ibudilast) or control, the study will evaluate survival, clinical outcomes, body weights, lung weights, and upper respiratory tract histopathology.

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

Acute Exacerbation of Asthma: According to the most recent data available from the United States National Center for Health Statistics, there were 1.63 million emergency department visits due to asthma in 2018 and 3,524 deaths due to asthma in 2019.

We completed a Phase 2b randomized, double-blind, placebo-controlled clinical trial which evaluated MN-221 (bedoradrine) in 175 patients with acute exacerbations of asthma in the emergency department setting. MN-221 (bedoradrine) did not statistically meet the primary endpoint, improvement in FEV1 (Forced Expiratory Volume in One Second) compared to placebo. However, MN-221 (bedoradrine) treatment demonstrated statistically significant improvements in endpoints associated with Dyspnea Index scores. MN-221 (bedoradrine) treatment significantly increased (improved) the change from baseline in Dyspnea Index scale score over Hours 0-3 compared to placebo (based on AUC [0-3 hr], p =0.0405), significantly increased the change from baseline in Dyspnea Index scale scores at Hour 2 compared to placebo (based on mean score, p = 0.0042), and significantly increased the percentage of subjects who had improvement in the Dyspnea Index score ≥ 1 point at Hour 2 compared to placebo (p = 0.0323). A post-hoc analysis was performed to evaluate the Treatment Failure rate defined as the number of subjects who were either hospitalized or who returned to the emergency department during the course of the study. In subjects who received corticosteroids greater than 3 hours prior to study drug infusion, the number of treatment failures was significantly greater in the placebo group (74%) versus the MN-221 (bedoradrine) group (43%), p=0.0489. No safety/tolerability issues of clinical significance were observed.

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

Nonalcoholic Steatohepatitis (NASH) and Nonalcoholic Fatty Liver Disease (NAFLD): Nonalcoholic steatohepatitis (NASH) is a condition in which there is fat in the liver along with inflammation and damage to liver cells. NASH is a common liver disease that resembles alcoholic liver disease but occurs in people who drink little or no alcohol. According to the United States National Institute of Diabetes and Digestive and Kidney Diseases (NIDDK), NASH prevalence in adults in the United States is 1.5-6.5%, and an additional 24% of adult Americans have nonalcoholic fatty liver disease (NAFLD). The underlying cause of NASH is unclear, but it most often occurs in persons who are middle-aged and overweight or obese. Many patients with NASH have elevated serum lipids, diabetes or pre-diabetes. Progression of NASH can lead to liver cirrhosis. Liver transplantation is the only treatment for advanced cirrhosis with liver failure. At this time, there is no pharmaceutical treatment approved for NASH.

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

In November 2020, we announced positive results of in-vitro and in-vivo studies that evaluated MN-001 (tipelukast) for its anti-liver fibrotic effect in human hepatic stellate cells (HSCs) and in an acute liver injury model at the annual meeting of the American Association for the Study of Liver Diseases (AASLD). MN-001 attenuated TGFβ1 induced HSC activation, TGFβ1 mediated increase in HSC motility and contractility, and fibrogenic signaling in a mouse acute carbon tetrachloride (CCl4)-induced liver injury model.  These data provide additional scientific evidence to support MN-001’s anti-fibrotic effects in the liver. In November 2021, we announced new findings from a study that investigated the mechanism by which MN-001 (tipelukast) alters triglyceride metabolism in hepatocytes at the Annual Meeting of the American Association for the Study of Liver Diseases (AASLD).  This study found that MN-001 (tipelukast) had an inhibitory effect on triglyceride synthesis in HepG2 cells derived from human hepatocellular carcinoma samples.  The expression of CD36, one of the fatty acid transporters involved in the uptake of arachidonic acid into liver cells, was suppressed by adding MN-001 (tipelukast). This suggests that MN-001 (tipelukast) reduces triglyceride synthesis by inhibiting arachidonic acid uptake into hepatocytes. CD36 enhances cellular fatty acid uptake in the liver and is known to be involved in the pathogenesis of fatty liver.

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

We have an open IND and the FDA approved a Phase 2 clinical trial protocol for MN-001 (tipelukast) for the treatment of IPF. A Phase 2 clinical trial of MN-001 (tipelukast) in IPF was completed at Penn State and we announced results of this trial in August 2021.  Although there were no clinically meaningful trends in favor of MN-001 (tipelukast) for the majority of the clinical outcome measures in this small study of 15 subjects, there were no worsening IPF events (acute IPF exacerbation or hospitalization due to respiratory symptoms) in the MN-001 (tipelukast) group compared to one worsening IPF event in the placebo group. MN-001 (tipelukast) demonstrated a substantial reduction in LOXL2, a biomarker for IPF, whereas LOXL2 increased in the placebo group. MN-001 (tipelukast) was safe and well tolerated. The FDA has granted Orphan-Drug designation to MN-001 (tipelukast) for treatment of IPF. Orphan-Drug designation will provide seven years of marketing exclusivity for MN-001 (tipelukast) for the treatment of IPF if it is approved for this indication. The FDA has also granted Fast Track designation to MN-001 (tipelukast) for the treatment of patients with IPF.

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

Intellectual Property and License Agreements

Since our inception in September 2000, we have entered into license agreements with pharmaceutical companies which cover our current product candidates. We have also entered into license agreements with universities which cover additional intellectual property related to our product candidates. In general, we seek to procure patent protection for our anticipated products, or obtain such protection from the relevant patents owned by our licensors. We hold 30 issued U.S. patents and have filed 12 additional U.S. patent applications. We also hold 66 issued foreign patents and 35 pending foreign patent applications corresponding to these U.S. patents and patent applications. We are not aware of any third party infringement of the patents owned or licensed by us and are not party to any material claims by third parties of infringement by us of such third parties’ intellectual property rights. The following is a description of our existing license agreements and intellectual property rights for each of our clinical product candidates.

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

We own, co-own or hold licenses to 13 issued U.S. patents and 11 pending U.S. patent applications as well as 31 issued foreign patents and 19 pending foreign patent applications covering MN-166 (ibudilast) and its analogs. These patents and patent applications are related to our development portfolio and are primarily directed to methods of treating various indications using MN-166 (ibudilast) and its analogs.

We have been granted a U.S. patent which covers the use of MN-166 (ibudilast) for the treatment of progressive forms of MS. This patent will expire no earlier than November 2029, not including a potential extension under patent term restoration rules, and covers a method of treating PPMS or SPMS by administering MN-166 (ibudilast). Counterparts of this patent application have been granted in certain foreign jurisdictions. We have been granted a U.S. patent which covers the combination of MN-166 (ibudilast) and interferon-beta for the treatment of progressive MS, including both PPMS and SPMS, and it expires no earlier than October 2039. We have been granted a U.S. patent which covers the use of MN-166 (ibudilast) for the treatment of amyotrophic lateral sclerosis (ALS) and it expires no earlier than January 2029. We have been granted a U.S. patent which covers the combination of MN-166 (ibudilast) and riluzole for the treatment of ALS and other neurodegenerative diseases and it expires no earlier than November 2035. We have been granted a U.S. patent which covers the use of MN-166 (ibudilast) as part of a combination treatment for glioblastoma and it expires no earlier than February 2039. We have been granted a U.S. patent which covers the use of MN-166 (ibudilast) for the treatment of drug addiction or drug dependence or withdrawal syndrome and it expires no earlier than January 2030. Counterparts of this patent application have been granted in certain foreign jurisdictions. We have been granted a U.S. patent which covers the use of MN-166 (ibudilast) for the treatment of neuropathic pain and it expires no earlier than December 2025. We have been granted a U.S. patent which covers the use of MN-166 (ibudilast) for the treatment of an ophthalmic disease/disorder or injury associated with a neurodegenerative disease/disorder or a neuro-ophthalmologic disorder and it expires no earlier than October 2039.

MN-221 (bedoradrine)

On February 25, 2004, we entered into an exclusive license agreement with Kissei for the development and commercialization of MN-221 (bedoradrine). Kissei is a fully integrated Japanese pharmaceutical company and is listed on the Tokyo Stock Exchange. We obtained an exclusive, worldwide (excluding Japan), sub-licensable license to various patent rights and know-how related to MN-221 (bedoradrine) and other compounds disclosed or included in, or covered by, these patent rights, for all indications. This license includes an exclusive license under one U.S. patent and certain corresponding patents in foreign countries and is sub-licensable upon receipt of the written consent of Kissei. The United States composition of matter patent underlying the license issued on October 17, 2000 and it expired on February 18, 2017. All of the corresponding composition of matter patents in various other countries have also expired.

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

MN-001 (tipelukast)

On March 14, 2002, we entered into an exclusive license agreement with Kyorin for the development and commercialization of MN-001 (tipelukast). We obtained an exclusive, worldwide (excluding Japan, China, South Korea and Taiwan) sub-licensable license to the patent rights and know-how related to MN-001 (tipelukast) and its active metabolite, MN-002, disclosed and included in, or covered by, these patents, in all indications, except for ophthalmic solution formulations. This license included an exclusive, sub-licensable license under two U.S. patents and certain corresponding patents in foreign countries. The United States composition of matter patent for MN-001 (tipelukast) underlying the license expired on February 23, 2009, and the United States composition of matter patent for MN-002 underlying the license expired on December 30, 2011. Foreign composition of matter patents for MN-001 (tipelukast) and MN-002 have also expired. We have been granted 14 U.S. patents and 26 foreign patents covering certain compositions, uses and manufacturing processes associated with MN-001 (tipelukast) and MN-002. Uses covered by these patents include nonalcoholic steatohepatitis (NASH), advanced NASH with fibrosis, nonalcoholic fatty liver disease (NAFLD), steatosis, hypertriglyceridemia, hypercholesterolemia, hyperlipoproteinemia, fibrosis, ulcerative colitis, interstitial cystitis, and irritable bowel syndrome. Patent applications corresponding to these U.S. patents have been filed in certain foreign countries and some of the foreign patents have issued.

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

MN-166 (ibudilast) for Progressive Multiple Sclerosis (Progressive MS)

Our MN-166 (ibudilast) product candidate is in development for the treatment of progressive MS. Mitoxantrone is approved for the treatment of secondary progressive MS but it cannot be used on a long-term basis because of the potential for cardiac toxicity. Mayzent (siponimod), Mavenclad (cladribine), Vumerity (diroximel fumarate), Zeposia (ozanimod), Kesimpta (ofatumumab), Bafiertam (monomethyl fumarate), and Ponvory (ponesimod) are approved for the treatment of secondary progressive MS with relapses. Ocrevus (ocrelizumab) is approved for the treatment of primary progressive MS. Other programs in clinical development for progressive MS include Sanofi’s tolebrutinib, Roche’s fenebrutinib, and AB Science’s masitinib.

MN-166 (ibudilast) for Amyotrophic Lateral Sclerosis (ALS)

Our MN-166 (ibudilast) product candidate is also in development for the treatment of ALS. Generic riluzole, which is also sold under the brand names Rilutek and Tiglutik, and Radicava (edaravone) are approved for the treatment of ALS. We are aware of additional compounds in clinical development for the treatment of ALS at other companies including Cytokinetics, BrainStorm Cell Therapeutics, AB Science, Biogen, Amylyx Pharmaceuticals, Ionis Pharmaceuticals, Alexion Pharmaceuticals, Biohaven Pharmaceuticals, and Clene.

MN-166 (ibudilast) for Substance Dependence and Addiction

Our MN-166 (ibudilast) product candidate is also in development for the treatment of opioid dependence, methamphetamine addiction, and alcohol dependence. Current treatments for opioid withdrawal symptoms include narcotics such as generic methadone and Indivior, Inc.’s Suboxone Film (buprenorphine + the opioid antagonist naloxone). Other products approved for opioid dependence include Alkermes’s Vivitrol (naltrexone monthly injection), Orexo’s Zubsolv (buprenorphine and naloxone), BioDelivery Sciences’s Bunavail (buprenorphine and naloxone), Titan Pharmaceuticals Inc.’s Probuphine (buprenorphine) implant, and Indivior’s Sublocade (buprenorphine extended-release injection). In December 2018, Braeburn announced tentative FDA approval of

BRIXADI, an extended-release weekly and monthly injectable buprenorphine product, for the treatment of moderate to severe opioid use disorder. In December 2021, Braeburn’s licensing partner Camurus AB announced that Braeburn received a Complete Response Letter from the FDA regarding its updated New Drug Application (NDA) for BRIXADI, which is a result of continued quality related deficiencies at Braeburn’s third-party manufacturer.  Limited non-narcotic drug candidates for opioid withdrawal symptoms exist. US WorldMeds, LLC’s Lucemyra (lofexidine) is a central alpha-2 adrenergic agonist approved for mitigation of opioid withdrawal symptoms to facilitate abrupt opioid discontinuation. There are no pharmaceuticals currently approved for the treatment of methamphetamine addiction. Approved treatments for alcohol dependence include Antabuse (disulfiram), Vivitrol (naltrexone), and generic acamprosate. We are aware of additional treatments in development for the treatment of alcohol dependence at other companies including Opiant Pharmaceuticals.

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

MN-166 (ibudilast) for Glioblastoma

We have initiated clinical development of our MN-166 (ibudilast) product candidate for the treatment of glioblastoma. Surgery, radiation, and chemotherapy with the drug temozolomide is the current standard of treatment for glioblastoma. GLIADEL® WAFER (carmustine implant) and AVASTIN® (bevacizumab) are also approved for the treatment for glioblastoma. We are aware of additional compounds in development for the treatment of glioblastoma at other companies including Bristol-Myers Squibb, Bayer, Kazia Therapeutics, Kintara Therapeutics, Denovo Biopharma, and Laminar Pharmaceuticals.

MN-166 (ibudilast) for Prevention of Acute Respiratory Distress Syndrome (ARDS) in patients with COVID-19

Our MN-166 (ibudilast) product candidate is also in development for the prevention of ARDS in patients with COVID-19. While we are not aware of any other therapeutics that are in development specifically for this indication, we are aware of other therapeutics approved or in development for the treatment COVID-19.  In October 2020, Gilead Sciences announced FDA approval of its antiviral drug Veklury (remdesivir) for the treatment of patients with COVID-19 requiring hospitalization. In November 2020, the FDA granted Emergency Use Authorization (EUA) for Eli Lilly's investigational neutralizing antibody bamlanivimab (LY-CoV555) for the treatment of COVID-19 patients at high risk for progressing to severe COVID-19 and/or hospitalization. In November 2020, Eli Lilly and Incyte announced that the  FDA issued an EUA for the distribution and emergency use of baricitinib to be used in combination with remdesivir in hospitalized COVID-19 patients. In November 2020, Regeneron Pharmaceuticals announced that its multi-antibody therapy casirivimab and imdevimab administered together received EUA from the FDA for the treatment of COVID-19. In February 2021, the FDA issued an EUA for Eli Lilly's bamlanivimab and etesevimab, administered together, for the treatment of COVID-19 patients who are at high risk for progression to severe COVID-19.  In May 2021, the FDA issued an EUA for GlaxoSmithKline’s sotrovimab for the treatment of COVID-19 patients who are at high risk for progression to severe COVID-19.  In June 2021, the FDA issued an EUA for Roche’s Actemra (tocilizumab) for the treatment of hospitalized COVID-19 patients.  In December 2021, Pfizer announced that the FDA granted an EUA for PAXLOVID (nirmatrelvir tablets and ritonavir tablets) for the treatment of mild to moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg) who are at high risk for progression to severe COVID-19.  In December 2021, Merck and Ridgeback Biotherapeutics announced that the FDA granted an EUA for molnupiravir, an investigational oral antiviral, to treat mild to moderate COVID-19 in adults who are at high risk for progression to severe COVID-19 and for whom alternative COVID-19 treatment options authorized by the FDA are not accessible or clinically appropriate. We are aware of additional treatments in development for the treatment of COVID-19 at other companies including Merck, Pfizer, Eli Lilly, Amgen, Eisai, and AstraZeneca.

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

MN-001 (tipelukast) for Nonalcoholic Steatohepatitis (NASH)

Our MN-001 (tipelukast) product candidate has been developed for the treatment of NASH. There are currently no therapeutic products approved for the treatment of NASH. We are aware of compounds in clinical development for the treatment of NASH at other companies including Intercept Pharmaceuticals, Galectin Therapeutics, Gilead Sciences, Galmed Pharmaceuticals, Bristol-Myers Squibb, Pfizer, Novartis, and Novo Nordisk.

MN-001 (tipelukast) for Idiopathic Pulmonary Fibrosis (IPF)

Our MN-001 (tipelukast) product candidate is in development for the treatment of IPF. Products approved in the United States for treatment of IPF include Roche’s (formerly InterMune) Esbriet (pirfenidone) and Boehringer Ingelheim’s OFEV (nintedanib). Companies working on clinical development programs for treatment of IPF include Roche, United Therapeutics, Galapagos, and FibroGen.

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

Clinical Trials. Human clinical trials are typically conducted in three sequential phases that may overlap:

•

Phase 1: The drug candidate is initially introduced into a small number of healthy human subjects or patients and tested for safety, dosage tolerance, absorption, distribution, excretion and metabolism. If the investigational product is considered too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in the target population.

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

Human Capital Resources

We have assembled an experienced and cohesive management and support team, with core competencies in general management, clinical development, regulatory affairs and corporate development. We have eleven full-time employees as of the date of this report. We believe that our relations with our employees are good, and we have no history of work stoppages.

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

We have incurred significant net losses since our inception. For the year ended December 31, 2021, we had a net loss of $10.1 million. At December 31, 2021, from inception, our accumulated deficit was $393.1 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development candidates, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own. As of December 31, 2021, we had available cash and cash equivalents of $71.4 million and working capital of $69.2 million. There can be no assurances that there will be adequate financing available to us in the future on acceptable terms, or at all. If we are unable to obtain additional financing, we may have to out-license or sell one or more of our programs or cease operations.

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

We expect our research and development expenses to increase in 2022 relative to 2021 as we continue development of MN-166 (ibudilast) and MN-001 (tipelukast). We do expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing drug products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

The Sarbanes-Oxley Act requires that we (i) maintain effective internal controls for financial reporting and disclosure controls and procedures and (ii) perform an evaluation of our internal control over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404. Our listing obligations under the JASDAQ Market of the Tokyo Stock Exchange, or TSE, also require that we comply either with Section 404 of the Sarbanes-Oxley Act or equivalent regulations in Japan and we elected to comply with Section 404. Additionally, we are subject to attestation by our independent registered public accounting firm regarding our internal controls over financial reporting as of December 31, 2021 under Japanese securities laws. Our efforts to comply with Section 404 and related regulations have required, and continue to require, the commitment of significant financial and managerial resources. We cannot be certain that a material weakness will not be identified when we test the effectiveness of our controls in the future. If a material weakness is identified, we could be subject to sanctions or investigations by NASDAQ, the SEC, the TSE or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

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

Despite the listing of our common stock on the NASDAQ Global Market and the JASDAQ Market of the Tokyo Stock Exchange in Japan, trading volume in our securities has been light and an active trading market may not develop for our common stock. In 2021, our average trading volume was approximately 625,731 shares per day on the NASDAQ Global Market and approximately 100,482 shares per day on the JASDAQ Market.

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like us in particular, have historically been highly volatile and may continue to be highly volatile in the future. For example, since the date of our initial public offering in Japan on February 8, 2005 through December 31, 2021, our common stock has traded as high as approximately $42.00 and as low as approximately $1.30. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We executed a sublease agreement for our headquarters effective December 1, 2017 (the “Sublease”) with Cardinal Health 127 Inc., the sublessor, to which Irvine Company, the master lessor, had provided its consent. The Sublease was for approximately 4,400 square feet and had a term of four years and one month. We have now extended this lease for an additional 5 years through January 31, 2027.

In June 2005, we leased office space in Tokyo, Japan under a non-cancelable operating lease with an original expiration date of May 2013 and an auto-renewal two-year extension. The lease was renewed in May 2021 and has a term of two years with an auto-renewal, two year extension. We have no laboratory, research or manufacturing facilities, and we currently do not plan to purchase or lease any such facilities, as such services are provided to us by third party service providers. We believe that our current facilities are adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

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

Holders of Common Stock

As of December 31, 2021, there were approximately 14 holders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

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

Item 6. [Reserved.]

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

We have incurred significant net losses since our inception. For the year ended December 31, 2021, we had a net loss of $10.1 million. At December 31, 2021, from inception, our accumulated deficit was $393.1 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our most critical accounting estimates include research, development and patent expenses which impacts operating expenses and accrued liabilities. We review our estimates and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that the following accounting policies are critical to the judgments and estimates used in preparation of our consolidated financial statements.

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

The following table summarizes our research, development and patent expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Year Ended December 31,
	2021	2020
External development expense:
MN-221	$11	$2
MN-166	5,962	4,250
MN-001	192	197
MN-029	3	3
Other	28	240
Total external development expense	6,196	4,692
R&D personnel expense	1,378	2,149
R&D facility and depreciation expense	47	47
Patent expense	438	357
Other R&D expense	479	240
Total research, development and patent expense	$8,538	$7,485

  Recent Accounting Pronouncements

The impact of recent accounting pronouncements is more fully described in Note 1 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations

Comparison of the Years ended December 31, 2021 and 2020

Revenues

We recognized $4.0 million of revenue for the year ended December 31, 2021 related to the achievement of milestones from an assignment agreement with Genzyme. No revenue was recognized for the year ended December 31, 2020.

Research, Development and Patent Expenses

Research, development and patent expenses for the year ended December 31, 2021 increased by $1.0 million to $8.5 million as compared to the same period in 2020 of $7.5 million, primarily due to higher clinical trial expenses from the ongoing clinical trial of MN-166 (ibudilast) in ALS.

General and Administrative

General and administrative expenses for the year ended December 31, 2021 decreased by $1.0 million to $5.7 million compared to the same period in 2020 of $6.7 million, primarily driven by a decrease in stock compensation expense for performance-based stock options and lower legal expenses. The decrease in performance-based stock options was due to a 55% approval of performance options by the Board in 2021 compared to a range of 45% -

100% approval in 2020, including a decrease in the estimated fair value of the options granted for the year ended December 31, 2021 compared to December 31, 2020.

Other Expense, net

Other expense for the years ended 2021 and 2020 was approximately $59,000 and $38,000, respectively. Other expense consisted of interest expense and net transaction losses related to vendor invoices denominated in foreign currencies.

Interest Income

Interest income for the year ended December 31, 2021 was approximately $0.1 million, as compared to approximately $0.4 million for the same period in 2020. The decrease was primarily due to lower interest rates available in 2021. Interest income consists of interest earned on our cash and cash equivalents.

Liquidity and Capital Resources

We incurred losses of $10.1 million and $13.9 million for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, our accumulated deficit was $393.1 million as compared to $382.9 million for the year ended December 31, 2020. Our operating losses to date have been funded primarily through the private placement of our equity securities, the public sale of our common stock, long-term debt, development agreements with partners and the exercise of warrants, net of treasury stock repurchases.

The following table shows a summary of our cash flows for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Net cash (used in) provided by:
Operating activities	(9,382)	(10,826)
Investing activities	(29)	(36)
Financing activities	20,778	7,106
Total	$11,367	$(3,756)

Equity Financing

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

For the year ended December 31, 2021, we sold and issued 3,656,307 shares of our common stock at a price of $5.47 per share for approximately $20 million in gross proceeds in a private placement of stock on January 29, 2021. These proceeds will be used for the normal operating expenses of the business including increased R&D activities. For the year ended December 31, 2020, we generated gross and net proceeds of $6.4 million and $6.2 million, respectively, on sales of 824,798 shares of our common stock at prices ranging from $5.55 to $10.45 per share.

Factors That May Affect Future Financial Condition and Liquidity

As of December 31, 2021, we had available cash and cash equivalents of $71.4 million and working capital of $69.2 million. As of the date of this report, we believe we have sufficient working capital to fund operations at least through the end of 2023. This is based on our expected operating cash needs for 2022 to be approximately $21.3 million and assuming we keep our spend at a similar level for 2023. This increase in operating spend is expected to meet the businesses needs for additional research and development to help monetize our products in development.

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

At December 31, 2021, we did not have any off balance sheet activity and we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

MediciNova, Inc.

La Jolla, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MediciNova, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Clinical Trial Accruals

As described in Note 1 to the consolidated financial statements, the Company recognizes costs it incurs for preclinical studies, clinical trials and manufacturing activities as research and development expenses based on its evaluation of its vendors’ progress toward completion of specific tasks. Payment timing may differ significantly from the period in which the costs are recognized as expense. Costs for services incurred that have not yet been billed or paid are recognized as accrued expenses. In estimating the vendors’ progress toward completion of specific tasks, the Company uses data such as patient enrollment, clinical site activations or vendor information of actual costs incurred. This data is obtained through reports from or discussions with Company personnel and outside service providers as to the progress or state of completion of trials, or the completion of services. As of December 31, 2021, the Company recorded $1.1 million in clinical trial accruals.

We identified the clinical trial accruals as a critical audit matter due to significant management judgment to estimate the progress toward completion of specific tasks that is dependent upon data and information from internal clinical personnel and third-party service providers. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.

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

•

Testing the completeness of the Company’s clinical trial accruals by evaluating publicly available information (such as press releases and public databases that track clinical trials) and board of directors’ materials regarding the status of clinical trials and inquiring of clinical staff to gain an understanding of the status of significant on-going clinical trials.

•	Testing a sample of subsequent payments to evaluate the completeness of clinical trial accruals at the end of the year.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2015.

San Diego, California

February 16, 2022

MEDICINOVA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$71,430,954	$60,036,763
Prepaid expenses and other current assets	577,992	680,171
Total current assets	72,008,946	60,716,934
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Property and equipment, net	57,565	55,700
Right-of-use asset	824,215	170,857
Other non-current assets	115,492	75,379
Total assets	$87,406,458	$75,419,110
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$402,740	$616,629
Accrued liabilities and other current liabilities	2,298,203	1,391,293
Operating lease liability	131,965	186,028
Total current liabilities	2,832,908	2,193,950
Long-term deferred revenue	—	1,694,163
Deferred tax liability	201,792	201,792
Other non-current liabilities	694,674	2,705
Total liabilities	3,729,374	4,092,610
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2021 and December 31, 2020; 49,043,246 and 45,024,560 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	49,043	45,025
Additional paid-in capital	476,788,012	454,296,536
Accumulated other comprehensive loss	(98,877)	(88,219)
Accumulated deficit	(393,061,094)	(382,926,842)
Total stockholders’ equity	83,677,084	71,326,500
Total liabilities and stockholders’ equity	$87,406,458	$75,419,110

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
	2021	2020
Revenues	$4,037,500	$—
Operating expenses:
Research, development and patents	8,538,027	7,484,835
General and administrative	5,715,285	6,693,488
Total operating expenses	14,253,312	14,178,323
Operating loss	(10,215,812)	(14,178,323)
Interest income	143,626	361,182
Other expense, net	(59,498)	(38,404)
Loss before income taxes	(10,131,684)	(13,855,545)
Income tax benefit (expense)	(2,568)	1,648
Net loss applicable to common stockholders	$(10,134,252)	$(13,853,897)
Basic and diluted net loss per common share	$(0.21)	$(0.31)
Shares used to compute basic and diluted net loss per common share	48,596,255	44,413,441
Net loss applicable to common stockholders	$(10,134,252)	$(13,853,897)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(10,658)	4,462
Comprehensive loss	$(10,144,910)	$(13,849,435)

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2019	43,908,065	$43,908	$444,016,341	$(92,681)	$(369,072,945)	$74,894,623
Share-based compensation	—	—	3,175,553	—	—	3,175,553
Issuance of shares under an employee stock purchase plan (ESPP)	3,834	4	11,704	—	—	11,708
Issuance of common stock under at-the-market equity distribution and sales agreements, net of offering costs	824,798	825	6,187,254	—	—	6,188,079
Issuance of common stock for option exercises	287,863	288	905,684	—	—	905,972
Net loss	—	—	—	—	(13,853,897)	(13,853,897)
Foreign currency translation adjustments	—	—	—	4,462	—	4,462
Balance at December 31, 2020	45,024,560	45,025	454,296,536	(88,219)	(382,926,842)	71,326,500
Share-based compensation	—	—	1,717,513	—	—	1,717,513
Issuance of shares under an employee stock purchase plan (ESPP)	1,424	2	6,108	—	—	6,110
Issuance of common stock in a private placement transaction, net of issuance costs	3,656,307	3,656	19,877,976	—	—	19,881,632
Issuance of common stock for option exercises	360,955	360	889,879	—	—	890,239
Net loss	—	—	—		(10,134,252)	(10,134,252)
Foreign currency translation adjustments	—	—	—	(10,658)	—	(10,658)
Balance at December 31, 2021	49,043,246	$49,043	$476,788,012	$(98,877)	$(393,061,094)	$83,677,084

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2021	2020
Operating activities:
Net loss	$(10,134,252)	$(13,853,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,717,513	3,175,553
Depreciation and amortization	26,149	21,342
Loss on disposal	286	—
Reduction in carrying amount of ROU assets	216,640	210,213
Changes in assets and liabilities:
Prepaid expenses and other assets	50,319	(155,259)
Accounts payable, accrued liabilities and other liabilities	(1,026,525)	(4,772)
Operating lease liabilities	(231,735)	(219,542)
Net cash used in operating activities	(9,381,605)	(10,826,362)
Investing activities:
Acquisitions of property and equipment	(28,732)	(36,492)
Net cash used in investing activities	(28,732)	(36,492)
Financing activities:
Proceeds from issuance of common stock and exercise of common stock options	20,890,239	7,297,891
Common stock issuance costs	(118,368)	(203,840)
Proceeds from issuance of equity under ESPP	6,110	11,708
Net cash provided by financing activities	20,777,981	7,105,759
Effect of exchange rate changes on cash and cash equivalents	26,547	1,201
Net change in cash and cash equivalents	11,394,191	(3,755,894)
Cash and cash equivalents, beginning of year	60,036,763	63,792,657
Cash and cash equivalents, end of year	$71,430,954	$60,036,763
Supplemental disclosure of cash flow information:
Income taxes paid	$—	$1,485
Right-of-use asset obtained in exchange for operating lease liability	$870,373	$170,857

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

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. “Right-of-use asset” was previously presented within “Prepaid expenses and other current assets” and was reclassified to its own line on the consolidated balance sheet for the year ended December 31, 2020. ‘Operating lease liability” was previously presented within “Accrued liabilities and other current liabilities” and was reclassified to its own line on the consolidated balance sheet for the year ended December 31, 2020. Such reclassifications also resulted in a change to the presentation of items within operating activities in the statement of cash flows for the year ended December 31, 2020. There was no change to total net cash used in operating activities. These reclassifications had no effect on previously reported results of operations, cash flows, or retained earnings.

Principles of Consolidation

The consolidated financial statements include the accounts of MediciNova, Inc. and its wholly owned subsidiaries MediciNova Japan, Inc., MediciNova (Europe) Limited, MediciNova Europe GmbH and Avigen Inc. The financial statements of the Company’s foreign subsidiaries are measured using their local currency as the functional currency. The resulting translation adjustments are recorded as a component of other comprehensive income or loss. Intercompany transaction gains or losses at each period end are included as translation adjustments and recorded within other comprehensive income or loss. All intercompany transactions and balances are eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and other highly liquid investments, including money market accounts, with original maturities of three months or less from the date of purchase.

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

IPR&D, Long-Lived Assets and Goodwill

Amounts incurred related to in-process research and development (“IPR&D”) or asset purchases of IPR&D are expensed as incurred. Amounts allocated to IPR&D in connection with a business combination are recorded at fair value and are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets are deemed finite-lived and amortized over a period that best reflects the economic benefits provided by these assets. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested annually for impairment or more frequently if indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the IPR&D is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative assessment. If, after assessing qualitative factors, the Company determines it is not more likely than not that the fair value is less than its carrying amount, then a quantitative assessment is unnecessary. If the quantitative assessment is deemed necessary, the excess of the carrying value over fair value will be recorded as an impairment. The qualitative assessment focuses on the key inputs, assumptions and rationale utilized in the establishment of the carrying value and related changes since the last quantitative assessment. Based on the results of the Company’s annual qualitative assessment, the Company concluded that it is not more likely than not that IPR&D was impaired for any of the periods presented.

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset (or asset group) may not be recoverable, and the Company will perform an impairment analysis. Long-lived assets are deemed to be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount. Any required impairment loss would be measured as the amount by which the asset’s (or asset group’s) carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense. There were no events or changes in circumstances to indicate that the carrying value of an asset (or asset group) may not be recoverable for any of the periods presented.

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

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $8.1 million and $7.1 million for the years ended December 31, 2021 and 2020, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents in Research, Development and Patents expenses. Such patent-related expenses totaled $0.4 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively.

Leases

The Company determines if an arrangement is a lease at inception and if so, determines whether the lease qualifies as an operating or finance lease. The Company does not recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less and does not separate non-lease components from lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expense. As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate that the Company would expect to pay to borrow on a collateralized and fully amortizing basis over a similar term an amount equal to the lease payments in a similar economic environment.

Clinical Trial Accruals and Prepaid Expenses

Costs for preclinical studies, clinical studies and manufacturing activities are recognized as research and development expenses based on an evaluation of the progress by Company vendors towards completion of specific tasks, using data such as patient enrollment, clinical site activations or information provided to the Company by such vendors regarding their actual costs incurred. Payments for these activities are based on the terms of individual contracts and payment timing may differ significantly from the period in which the services are performed. The Company determines accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or state of completion of studies, or the services completed. The Company’s estimates of accrued expenses as of each balance sheet date are based on the facts and circumstances known at the time. Costs that are paid in advance of performance are deferred as a prepaid expense and amortized over the service period as the services are provided. As of December 31, 2021, the Company recorded $1.1 million and $0.4 million in clinical trial accruals and prepaid expenses, respectively. As of December 31, 2020, the Company recorded $0.4 million and $0.5 million in clinical trial accruals and prepaid expenses, respectively.

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

The Company issues employee performance-based stock options, the vesting of which is based on a determination made by the board of directors as to the achievement of certain corporate objectives at the end of the performance period. The grant date of such awards is the date on which the board of directors makes its determination. For periods preceding the grant date, the expense related to these awards is measured based on their fair value at each reporting date and the expected number of options based upon the expected performance compared to the performance objectives.

Net Loss Per Share

The Company computes basic net loss per share using the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares and potentially dilutive securities (common share equivalents) outstanding during the period. Common share equivalents outstanding, determined using the treasury stock method, are comprised of shares that may be issued under the Company’s outstanding stock option agreements. Common share equivalents are excluded from the diluted net loss per share calculation if their effect is anti-dilutive.

Potentially dilutive outstanding securities of 7,974,250 and 7,401,387 for the years ended December 31, 2021 and 2020, respectively, were excluded from diluted net loss per common share because of their anti-dilutive effect.

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

2. Revenue Recognition

Revenue Recognition Policy

Revenues historically have consisted mainly of research and development services performed under a contract with a customer. The Company evaluates the separate performance obligation(s) under each contract, allocates the transaction price to each performance obligation considering the estimated stand-alone selling prices of the services and recognizes revenue upon the satisfaction of such obligations at a point in time or over time dependent on the satisfaction of one of the following criteria: (1) the customer simultaneously receives and consumes the economic benefits provided by the vendor’s performance (2) the vendor creates or enhances an asset controlled by the customer (3) the vendor’s performance does not create an asset for which the vendor has an alternative use, and (4) the vendor has an enforceable right to payment for performance completed to date.

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

The Company concluded the two studies to be performed under the agreement represented two separate performance obligations. The transaction price was allocated between the two studies that were deemed separate performance obligations based on the expected costs to be incurred for each obligation. Revenue is recognized proportional to the total costs expected for each performance obligation as incurred over the service period. The first study was completed in 2013. The amount received from Kissei and allocated, net of the amount recorded as revenue, is included on the balance sheet as deferred revenue as of December 31, 2020. No revenue was recognized for the years ended December 31, 2021 and 2020 in connection with the collaboration agreement with Kissei. As of December 31, 2021, the Company and Kissei were working to mutually terminate the collaboration agreement and cancel the second study contemplated thereunder. In October 2021, the Company refunded $1.3 million of the prepayment and the Company expects to finalize the termination agreement in 2022.

Genzyme Corporation

In December 2005, Avigen, Inc. and Genzyme Corporation (“Genzyme”) entered into an Assignment Agreement (the “Genzyme Agreement”) in which Genzyme acquired certain gene therapy intellectual property, programs and other related assets from Avigen, Inc. in exchange for an initial $12 million payment. Avigen could also receive additional development milestone payments, sublicensing fees, and royalty payments based on the successful development of products by Genzyme utilizing technologies previously developed by Avigen. Avigen was subsequently acquired by the Company in December 2009 along with Avigen’s rights and obligations under the Genzyme Agreement. If Genzyme fails to diligently pursue the commercialization or marketing of products using the assigned technology, as specified in the Genzyme Agreement, some of the rights assigned could revert back to the Company at a future date.

The development milestones outlined in the Genzyme Agreement did not meet the definition of a substantive milestone obligation under authoritative guidance on revenue recognition for milestone payments, as Genzyme is responsible for the development of the product and there is no further substantive service effort required by the Company. In March 2021, the Company received notice that a gene therapy product based on AAV (adeno-associated virus) vector technology, which is covered under the Genzyme Agreement, achieved two clinical development milestones, triggering two milestone payments. Accordingly, the Company recognized revenue of $4 million for the year ended December 31, 2021.

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

Cash equivalents including money market accounts of $0.7 million and $0.7 million measured at fair value as of December 31, 2021 and 2020, respectively, are classified within Level 1.

4. Balance Sheet Details

Property and Equipment

Property and equipment, net, consist of the following:

	December 31,
	2021	2020
Leasehold improvements	$15,409	$17,191
Furniture and equipment	124,731	244,021
Software	342,628	318,105
	482,768	579,317
Less accumulated depreciation and amortization	(425,203)	(523,617)
Property and equipment, net	$57,565	$55,700

The Company uses the straight-line method to record depreciation expense with useful lives of three to five years. Leasehold improvements are amortized over a useful life of five years. Depreciation and amortization of property and equipment of $26,149 and $21,342 was recorded for the years ended December 31, 2021 and 2020, respectively.

Accrued Liabilities and Other Current Liabilities

Accrued liabilities and other current liabilities consist of the following:

	December 31,
	2021	2020
Accrued compensation	$636,481	$823,254
Clinical trial accruals	1,076,411	401,789
Professional services fees	38,041	65,207
Other	547,270	101,043
Total accrued liabilities and other current liabilities	$2,298,203	$1,391,293

5. Commitments and Contingencies

Lease Commitments

The Company has operating leases primarily for real estate in the United States and Japan. The United States lease is for the Company’s headquarters in San Diego and is for a term of four years and one month initially ending December 31, 2021, but was extended one month in August 2021 to January 31, 2022. The Company’s new San Diego lease has a term of five years commencing February 1, 2022 and ending January 31, 2027, with annual escalations. The Company’s lease in Tokyo, Japan was renewed in May 2021 and has a term of two years with an auto-renewal, two-year extension. The real estate operating leases are included in "Right-of-use asset" on the Company's balance sheet and represents the Company’s right to use the underlying assets for the lease term. The Company’s obligation to make lease payments are included in "Operating lease liability" and "Other non-current liabilities" on the Company's consolidated balance sheet.

 Information related to the Company’s right-of-use assets and related lease liabilities are as follows:

	Year Ended December 31,
	2021	2020

Cash paid for operating lease liabilities	$242,676	$248,648
Operating lease costs	228,779	240,467
Right-of-use assets obtained in exchange for new operating lease obligations	870,373	—

Current operating lease liabilities	$131,965	$186,028
Non-current operating lease liabilities	694,674	2,705
Total operating lease liabilities	$826,639	$188,733

Weighted-average remaining lease term	4.54	0.86
Weighted-average discount rate	9.8%	8.8%

Maturities of operating lease liabilities as of December 31, 2021 were as follows:
2022	$210,816
2023	221,104
2024	189,170
2025	197,586
2026	206,483
Thereafter	17,269
Total minimum payments	$1,042,428
Less imputed interest	(215,789)
Total lease liabilities	$826,639

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

No amounts have been expended under these agreements during the years ended December 31, 2021 and 2020. For products currently in development, future potential milestone payments based on product development of MN-166 (ibudilast) and MN-001 (tipelukast) are $10 million as of December 31, 2021. For all other products, future potential milestone payments related to development milestones and commercialization milestones totaled $33.5 million as of December 31, 2021. There are no minimum royalties required under any of the license agreements. The Company is unable to estimate with certainty the timing on when these milestone payments will occur as these payments are dependent upon the progress of the Company’s product development programs.

Legal Proceedings

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any such proceedings or claims that it believes will have, individually or in aggregate, a material adverse effect on its business, financial condition or results of operations.

6. Share-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan, or 2013 Plan, under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan, or 2004 Plan. A total of 2,500,000 shares of common stock were initially reserved for issuance under the 2013 Plan. The Company’s stockholders have subsequently approved increases to the number of shares reserved for issuance under the 2013 plan, including approval of an additional 1,500,000 shares at the annual meeting of stockholders held in June 2020. As of December 31, 2021, a total of 8,700,000 shares of common stock were reserved for issuance under the 2013 Plan. In addition, “returning shares” that may become available from time to time are added back to the plan. Returning shares are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2004 Plan, all outstanding stock awards granted under the 2004 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan. As of December 31, 2021, 1,963,317 shares remain available for future grant under the 2013 Plan.

Certain of the employee stock options granted contain performance conditions, the vesting of which is based on a determination made by the compensation committee followed by an approval of the board of directors as to the achievement of certain corporate objectives at the end of the performance period. The grant date of such awards is the date on which the board of directors makes its determination. For periods preceding the grant date, the expense related to these awards is measured based on their fair value at each reporting date. As of December 31, 2021, there were a total of 1,186,000 shares underlying performance options that were subject to vesting based on achievement of performance milestones for 2021. In January 2022, the compensation committee and the board of directors determined that the performance milestones were achieved at the 55% level and accordingly 652,300 of these options vested and the remaining shares were forfeited.

Stock Options

Options granted under the 2013 Plan and 2004 Plan have terms of ten years from the date of grant unless earlier terminated and generally vest over a one to four-year period.

The exercise price of all options granted during the years ended December 31, 2021 and 2020 was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information for the years ended December 31, 2021 and 2020 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	6,802,093	$5.61
Granted	1,382,000	$6.67
Exercised	(287,863)	$3.15
Cancelled	(494,843)	$8.73
Outstanding at December 31, 2020	7,401,387	$5.70
Granted	1,315,000	$5.82
Exercised	(360,955)	$2.47
Cancelled	(381,182)	$6.77
Outstanding at December 31, 2021	7,974,250	$5.81
Exercisable at December 31, 2021	6,687,917	$5.81

	Number of Option Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2020	1,280,500	$3.74
Granted	1,315,000	$3.51
Vested	(1,133,167)	$3.70
Forfeitures	(176,000)	$3.81
Non-vested at December 31, 2021	1,286,333	$3.54

The aggregate intrinsic value of options exercised was $0.7 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively. Options outstanding and exercisable at December 31, 2021 had a weighted average contractual life of 5.81 years and 5.17 years, respectively.

As of December 31, 2021 and 2020, the total intrinsic value of options outstanding was $32,840 and $5.7 million, respectively. Total intrinsic value of options exercisable was $32,840 and $5.7 million as of December 31, 2021 and 2020, respectively. Total fair value of options vested was $4.2 million and $3.7 million for the years ended December 31, 2021 and 2020, respectively.

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

For the years ended December 31, 2021 and 2020 an aggregate of 1,424 and 3,834 shares, respectively were issued under the ESPP. No further shares will be issued under the ESPP.

Compensation Expense

The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Year Ended December 31,
	2021	2020
Stock Options
Risk-free interest rate	0.58%	0.41%
Expected volatility of common stock	72.41%	74.08%
Dividend yield	0.00%	0.00%
Expected option term (in years)	5.48	4.69

The estimated fair value of employee stock purchase rights under the Company’s ESPP was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Year Ended December 31,
	2021	2020
Employee Stock Purchase Plan
Risk-free interest rate	0.05%	0.15%
Expected volatility of common stock	83.40%	81.49%
Dividend yield	0.00%	0.00%
Expected option term (in years)	0.5	0.5

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

The weighted-average fair value of each stock option granted during the years ended December 31, 2021 and 2020, estimated as of the grant date using the Black-Scholes option valuation model, was $3.51 per option and $3.70 per option, respectively.

Stock-based compensation expense for stock option awards and ESPP shares are reflected in total operating expenses for each respective year.

The following table summarizes stock-based compensation expense for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
Research, development and patents	$640,340	$1,090,839
General and administrative	1,077,173	2,084,714
Total stock-based compensation expense	$1,717,513	$3,175,553

As of December 31, 2021, there was $0.3 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.13 years, on a straight-line basis.

7. Stockholders’ Equity

At-The-Market Issuance Sales Agreement

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

The following table summarizes the activity under the ATM agreements for the following periods:

	Years Ended December 31,
	2021	2020
Gross proceeds	$-	$6,391,919
Net proceeds	$-	$6,188,079
Shares sold	-	824,798
Price range	$-	$5.55 - 10.45

Private Placement Transactions

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

Common Stock Reserved for Future Issuance

The following table summarizes common stock reserved for future issuance at December 31, 2021:

Common stock reserved for issuance upon exercise of options outstanding (under the 2004 Plan and 2013 Plan)	7,974,250
Common stock reserved for future equity awards (under the 2013 Plan)	1,963,317
9,937,567

8. Income Taxes

A reconciliation of loss before income taxes for domestic and foreign locations for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
	2021	2020
United States	$(10,145,822)	$(13,865,784)
Foreign	14,138	10,239
Loss before income taxes	$(10,131,684)	$(13,855,545)

A reconciliation of income tax benefit (expense) for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
Current:	2021	2020
Federal	$—	$—
State	—	—
Foreign	(2,568)	1,648
Total current income tax benefit (expense)	(2,568)	1,648
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred income tax benefit (expense)	—	—
Total income tax benefit (expense)	$(2,568)	$1,648

The significant components of deferred income taxes at December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
Deferred tax assets:	2021	2020
Net operating loss carryforwards	$68,485,037	$67,403,329
Capitalized licenses	30,784	98,411
Research tax credits	9,262,071	8,980,935
Stock options	1,601,862	2,902,963
Other, net	423,279	770,100
Right-of-use asset	196,059	39,615
Total deferred tax assets	79,999,092	80,195,353
Deferred tax liabilities
Right-of-use liability	(196,059)	(35,726)
In process R&D	(1,343,213)	(1,343,213)
Total deferred tax liabilities	(1,539,272)	(1,378,939)
Net deferred tax assets	78,459,820	78,816,414
Valuation allowance	(78,661,612)	(79,018,206)
Net deferred tax liability	$(201,792)	$(201,792)

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The net change in the valuation allowance during the year ended December 31, 2021 was an increase of $0.4 million. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

At December 31, 2021, the Company has federal and California net operating loss (NOL) carryforwards of approximately $273.1 million and $169.6 million, respectively. The federal NOL carryforwards began to expire in 2022, and the California NOL carryforwards will begin to expire in 2028. At December 31, 2021, the Company also had federal and California research tax credit carry-forwards of approximately $7.5 million and $2.2 million, respectively. The federal research tax credit carryforwards will begin to expire in 2024, and the California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized.

On March 27, 2020, the CARES Act was signed into law in response to the economic challenges facing US businesses. Under the CARES Act, the Internal Revenue Code was amended to allow for federal NOL carrybacks for five years to offset previous years income, or can be carried forward indefinitely to offset 100% of taxable income for the tax year 2020 and 80% of taxable income for tax years 2021 and thereafter.

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

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	2.7	5.2
Tax credits	2.8	2.1
Change in valuation allowance	3.5	(21.4)
Permanent differences	(0.2)	—
Expiration of attributes	(10.4)	(1.8)
Stock compensation	(12.4)	(5.2)
Uncertain tax positions	(7.0)	—
Other	—	0.1
Provision for income taxes	0.0%	0.0%

The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be sustained upon examination by the relevant income tax authorities.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2021	2020
Gross unrecognized tax benefits at January 1	$-	$-
Additions for tax positions taken in the current year	893,371	-
Gross unrecognized tax benefits at December 31	$893,371	$-

If recognized, none of the unrecognized tax benefits as of December 31, 2021 would reduce the annual effective tax rate, primarily due to corresponding adjustments to the valuation allowance.

The Company files income tax returns in the United States, California and foreign jurisdictions. Due to the Company’s losses incurred, the Company is essentially subject to income tax examination by tax authorities from inception to date. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2021, there are no significant accruals for interest related to unrecognized tax benefits or tax penalties. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.

9. Employee Savings Plan

The Company has an employee savings plan available to substantially all employees. Under the plan, an employee may elect salary reductions which are contributed to the plan. The plan provides for discretionary contributions by the Company, which totaled $72,330 and $81,647 for the years ended December 31, 2021 and 2020, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction the Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be contained in the sections titled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance,” “Meetings and Committees of the Board”, and “Executive Officers” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the conclusion of our fiscal year ended December 31, 2021 (the “Proxy Statement”) and is incorporated in this Annual Report on Form 10-K by reference.

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

The following table provides information as of December 31, 2021 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders (1)	7,974,250	$5.81	1,963,317
Total	7,974,250	$5.81	1,963,317

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

1. Financial Statements. The following financial statements of MediciNova, Inc. and report of BDO USA, LLP, an independent registered public accounting firm, are included in this Annual Report on Form 10-K:

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

Exhibit Number	Description

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

10.23

Securities Purchase Agreement, dated January 11, 2021, between the Company and 3D Opportunity Master Fund (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed January 12, 2021.

10.24

Shareholder Rights Agreement, dated January 11, 2021, between the Company and 3D Opportunity Master Fund (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed January 12, 2021.

Exhibit Number	Description

10.25

Services Agreement, dated August 1, 2021, by and between MediciNova, Inc. and Signature Analytics LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed August 2, 2021.

10.26

Lease, dated July 20, 2021, by and between MediciNova, Inc. and the Irvine Company LLC (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed July 23, 2021.

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

101

The following financial statements from MediciNova, Inc. on Form 10-K as of and for the year ended December 31, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements.

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

MEDICINOVA, INC.
A Delaware Corporation

Date: February 16, 2022	By:	/s/ Yuichi Iwaki
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

Signature	Title	Date

/s/ Yuichi Iwaki Yuichi Iwaki, M.D., Ph.D.	Director, President and Chief Executive Officer (Principal executive officer)	February 16, 2022

/s/ Douglas Paulin Douglas Paulin	Chief Financial Officer (Principal financial and accounting officer)	February 16, 2022

/s/ Jeff Himawan Jeff Himawan, Ph.D.	Chairman of the Board of Directors	February 16, 2022

/s/ Carolyn Beaver Carolyn Beaver	Director	February 16, 2022

/s/ Kazuko Matsuda Kazuko Matsuda	Director	February 16, 2022
/s/ Hideki Nagao Hideki Nagao	Director	February 16, 2022