Form 10-Q
period 2022-03-31
MEDICINOVA INC
filed 2022-05-12
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

As of May 12, 2022, the registrant had 49,046,246 shares of Common Stock ($0.001 par value) outstanding.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Inability to raise additional capital if needed;
•	Inability to generate revenues from product sales to continue business operations;
•	Inability to develop and commercialize our product candidates;
•	Failure or delay in completing clinical trials or obtaining Food and Drug Administration or foreign regulatory approval for our product candidates in a timely manner;
•	Unsuccessful clinical trials stemming from clinical trial designs, failure to enroll a sufficient number of patients, undesirable side effects and other safety concerns;
•	Inability to demonstrate sufficient efficacy of product candidates;
•	Reliance on the success of our MN-166 (ibudilast) and MN-001 (tipelukast) product candidates;
•	Delays in commencement or completion of clinical trials or suspension or termination of clinical trials;
•	Loss of our licensed rights to develop and commercialize a product candidate as a result of the termination of the underlying licensing agreement;
•	Competitors may develop products rendering our product candidates obsolete and noncompetitive;
•	The widespread outbreak of an illness or any other communicable disease, such as COVID-19, which has lead to key employees becoming ill for a period of time;
•	Inability to successfully attract partners and enter into collaborations on acceptable terms;
•	Dependence on third parties to conduct clinical trials and to manufacture product candidates;
•	Dependence on third parties to market and distribute products;
•	Our product candidates, if approved, may not gain market acceptance or obtain adequate coverage for third party reimbursement;
•	Disputes or other developments concerning our intellectual property rights;
•	Actual and anticipated fluctuations in our quarterly or annual operating results;
•	Price and volume fluctuations in the overall stock markets;
•	Litigation or public concern about the safety of our potential products;
•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange;
•	High quality material for our products may become difficult to obtain or expensive;
•	Strict government regulations on our business;
•	Regulations governing the production or marketing of our product candidates;
•	Loss of, or inability to attract, key personnel; and
•	Economic, political, foreign exchange and other risks associated with international operations.

MEDICINOVA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$67,695,253	$71,430,954
Prepaid expenses and other current assets	1,135,900	577,992
Total current assets	68,831,153	72,008,946
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Property and equipment, net	53,002	57,565
Right-of-use asset	779,036	824,215
Other non-current assets	111,756	115,492
Total assets	$84,175,187	$87,406,458
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$665,249	$402,740
Accrued liabilities and other current liabilities	2,147,047	2,298,203
Operating lease liability	163,945	131,965
Total current liabilities	2,976,241	2,832,908
Deferred tax liability	201,792	201,792
Other non-current liabilities	632,869	694,674
Total liabilities	3,810,902	3,729,374
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2022 and December 31, 2021; 49,043,246 and 49,043,246 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	49,043	49,043
Additional paid-in capital	476,869,065	476,788,012
Accumulated other comprehensive loss	(106,312)	(98,877)
Accumulated deficit	(396,447,511)	(393,061,094)
Total stockholders’ equity	80,364,285	83,677,084
Total liabilities and stockholders' equity	$84,175,187	$87,406,458

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended
	March 31,
	2022	2021
Revenues	$—	$4,000,000
Operating expenses:
Research, development and patents	2,111,996	2,145,274
General and administrative	1,298,016	2,056,255
Total operating expenses	3,410,012	4,201,529
Operating loss	(3,410,012)	(201,529)
Interest income	37,339	36,668
Other expense	(13,744)	(22,938)
Net loss applicable to common stockholders	$(3,386,417)	$(187,799)
Basic and diluted net loss per common share	$(0.07)	$(0.00)
Shares used to compute basic and diluted net loss per common share	49,043,246	47,535,307
Net loss applicable to common stockholders	$(3,386,417)	$(187,799)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(7,435)	(6,821)
Comprehensive loss	$(3,393,852)	$(194,620)

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2022
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2021	49,043,246	$49,043	$476,788,012	$(98,877)	$(393,061,094)	$83,677,084
Share-based compensation	—	—	81,053	—	—	81,053
Net loss	—	—	—	—	(3,386,417)	(3,386,417)
Foreign currency translation adjustments	—	—	—	(7,435)	—	(7,435)
Balance at March 31, 2022	49,043,246	49,043	476,869,065	(106,312)	(396,447,511)	80,364,285

	Three Months Ended March 31, 2021
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2020	45,024,560	$45,025	$454,296,536	$(88,219)	$(382,926,842)	$71,326,500
Share-based compensation	—	—	1,139,636	—	—	1,139,636
Issuance of common stock for option exercises	86,250	86	212,089	—	—	212,175
Issuance of shares under an employee stock purchase plan (ESPP)	1,424	2	6,108	—	—	6,110
Issuance of common stock in a private placement transaction, net of issuance costs	3,656,307	3,656	19,877,992	—	—	19,881,648
Net loss	—	—	—	—	(187,799)	(187,799)
Foreign currency translation adjustments	—	—	—	(6,821)	—	(6,821)
Balance at March 31, 2021	48,768,541	48,769	475,532,361	(95,040)	(383,114,641)	92,371,449

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
	2022	2021
Operating activities:
Net loss	$(3,386,417)	$(187,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	81,053	1,139,636
Depreciation and amortization	4,429	6,453
Reduction in carrying amount of right-of-use asset	45,179	55,806
Changes in assets and liabilities:
Accounts receivable	—	(4,000,000)
Prepaid expenses and other assets	(554,172)	(489,180)
Accounts payable, accrued liabilities and other liabilities	111,353	(319,409)
Operating lease liabilities	(29,825)	(59,459)
Net cash used in operating activities	(3,728,400)	(3,853,952)
Financing activities:
Proceeds from issuance of common stock and exercise of common stock options	—	20,212,175
Common stock issuance costs	—	(118,352)
Proceeds from issuance of equity awards under ESPP	—	6,110
Net cash provided by financing activities	—	20,099,933
Effect of exchange rate changes on cash and cash equivalents	(7,301)	19,096
Net change in cash and cash equivalents	(3,735,701)	16,265,077
Cash and cash equivalents, beginning of period	71,430,954	60,036,763
Cash and cash equivalents, end of period	$67,695,253	$76,301,840

See accompanying notes.

MEDICINOVA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Financial Information

Organization and Business

MediciNova, Inc. (the “Company” or “MediciNova”) was incorporated in the state of Delaware in September 2000. The Company’s common stock is listed in both the United States and Japan and trades on the NASDAQ Global Market and the JASDAQ Market of the Tokyo Stock Exchange. The Company is a biopharmaceutical company focused on developing novel therapeutics for the treatment of serious diseases with unmet medical needs with a commercial focus on the United States market. The Company’s current strategy is to focus its development activities on MN-166 (ibudilast) for neurological and other disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS), chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, substance dependence and addiction (e.g., methamphetamine dependence, opioid dependence, and alcohol dependence), and prevention of acute respiratory distress syndrome, and MN-001 (tipelukast) for fibrotic and other diseases such as nonalcoholic fatty liver disease (NAFLD), nonalcoholic steatohepatitis (NASH) and idiopathic pulmonary fibrosis (IPF). The Company’s pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma, and MN-029 (denibulin) for solid tumor cancers.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reduction in carrying amount of right-of-use asset was reclassified from the change in prepaid expenses and other assets, and the change in operating lease liabilities was reclassified from the change in accounts payable, accrued liabilities and other liabilities within operating activities in the statement of cash flows for the three months ended March 31, 2021. There was no change to total net cash used in operating activities. These reclassifications had no effect on previously reported results of operations, cash flows, or retained earnings.

Principles of Consolidation

The consolidated financial statements include the accounts of MediciNova, Inc. and its wholly owned subsidiaries, MediciNova Japan, Inc., MediciNova (Europe) Limited, MediciNova Europe GmbH and Avigen Inc. The financial statements of the Company’s foreign subsidiaries are measured using their local currency as the functional currency. The resulting translation adjustments are recorded as a component of other comprehensive income or loss. Intercompany transaction gains or losses at each period end are included as translation adjustments and recorded within other comprehensive income or loss. All intercompany transactions and balances are eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and other highly liquid investments including money market accounts, with original maturities of three months or less from the date of purchase.

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $2.0 million  for the three months ended March 31, 2022 and 2021, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents in Research, Development and Patents expenses. Such patent-related expenses totaled $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

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

Leases

The Company determines if an arrangement is a lease at inception and if so, determines whether the lease qualifies as an operating or finance lease. The Company does not recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less and does not separate non-lease components from lease components. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expenses. As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate that the Company would expect to pay to borrow on a collateralized and fully amortizing basis over a similar term an amount equal to the lease payments in a similar economic environment.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

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

Kissei Pharmaceutical Co., Ltd

In October 2011, the Company entered into a collaboration agreement with Kissei Pharmaceutical Co., Ltd., (“Kissei”), to perform research and development services relating to MN-221 (bedoradrine) in exchange for a non-refundable upfront payment of $2.5 million. The Company assessed the services in accordance with the authoritative guidance and concluded that it met the definition of a collaborative arrangement per Accounting Standards Codification (“ASC”) 808, Collaborative Arrangements (“ASC 808”), which was outside the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”). Since ASC 808 did not provide recognition and measurement guidance for collaborative arrangements, the Company analogized to ASC 606 and concluded the two studies to be performed under the agreement represented two separate performance obligations. No services have been provided under the collaboration agreement subsequent to completion of the first study in 2013.   In October 2021, the Company refunded $1.3 million of the prepayment. As of March 31, 2022, the Company and Kissei were working to mutually terminate the collaboration agreement and cancel the second study contemplated thereunder and the Company expects to finalize the termination agreement in 2022.

Genzyme Corporation

In December 2005, Avigen, Inc. and Genzyme Corporation (“Genzyme”) entered into an Assignment Agreement (the “Genzyme Agreement”) in which Genzyme acquired certain gene therapy intellectual property, programs and other related assets from Avigen, Inc. in exchange for an initial $12.0 million payment. Avigen could also receive additional development milestone payments, sublicensing fees, and royalty payments based on the successful development of products by Genzyme utilizing technologies previously developed by Avigen. The Company subsequently acquired Avigen in December 2009 along with Avigen’s rights and obligations under the Genzyme Agreement. If Genzyme fails to diligently pursue the commercialization or marketing of products using the assigned technology, as specified in the Genzyme Agreement, some of the rights assigned could revert back to the Company at a future date.

The development milestones outlined in the Genzyme Agreement did not meet the definition of a substantive milestone obligation under authoritative guidance on revenue recognition for milestone payments, as Genzyme was responsible for the development of the products and there is no further substantive service effort required by the Company. In March 2021, the Company received notice that a gene therapy product based on AAV (adeno-associated virus) vector technology, which was covered under the Genzyme Agreement, achieved two clinical development milestones, triggering two milestone payments.  Accordingly, the Company recognized revenue of $4 million during the three months ended March 31, 2021.

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

Cash equivalents, including money market accounts of $0.7 million measured at fair value as of March 31, 2022 and December 31, 2021, are classified within Level 1.

4. Commitments and Contingencies

Lease Commitments

The Company has operating leases primarily for real estate in the United States and Japan. The United States lease is for the Company’s headquarters in San Diego and has a term of five years ending January 31, 2027, with annual escalations. The Company’s lease in Tokyo, Japan has a term of two years ending May 2023 with an auto-renewal, two-year extension. The real estate operating leases are included in "Right-of-use asset” on the Company's balance sheet and represents the Company’s right to use the underlying assets for the lease term. The Company’s obligation to make lease payments are included in "Operating lease liability" and "Other non-current liabilities" on the Company's balance sheet.

Information related to the Company’s right-of-use assets and related lease liabilities are as follows:

	Three months ended
	March 31,
	2022	2021
Cash paid for operating lease liabilities	$36,606	$61,665
Operating lease costs	52,376	58,314

	March 31, 2022	March 31, 2021
Current operating lease liabilities	$163,945	$124,932
Non-current operating lease liabilities	632,869	2,211
Total operating lease liabilities	$796,814	$127,143
Weighted-average remaining lease term	4.38	0.68
Weighted-average discount rate	9.8%	8.8%

Maturities of operating lease liabilities as of March 31, 2022 were as follows:
2022	$168,849
2023	218,533
2024	189,170
2025	197,586
2026	206,483
Thereafter	17,269
Total minimum payments	997,890
Less imputed interest	(201,076)
Total lease liabilities	$796,814

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

License and Research Agreements

The Company has entered into in-licensing agreements with various pharmaceutical companies. Under the terms of these agreements, the Company has received licenses to research, know-how and technology claimed in specified patents or patent applications. Under these license agreements, the Company is generally required to make upfront payments and additional payments upon the achievement of milestones and/or royalties on future sales of products until the later of the expiration of the applicable patent or the applicable last date of market exclusivity after the first commercial sale, on a country-by-country basis.

No amounts have been expended under these agreements during the three months ended March 31, 2022 and 2021. For products currently in development, future potential milestone payments based on product development of MN-166 (ibudilast) and MN-001 (tipelukast) are $10 million as of March 31, 2022. For all other products, future potential milestone payments related to development milestones and commercialization milestones totaled $33.5 million as of March 31, 2022. There are no minimum royalties required under any of the license agreements. The Company is unable to estimate with certainty the timing on when these milestone payments will occur as these payments are dependent upon the progress of the Company’s product development programs.

Legal Proceedings

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any such proceedings or claims that it believes will have, individually or in aggregate, a material adverse effect on its business, financial condition or results of operations.

5. Stock-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan, or 2013 Plan, under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan, or 2004 Plan. A total of 8,700,000 shares of common stock are reserved for issuance under the 2013 Plan. In addition, “returning shares” that may become available from time to time are added back to the plan. “Returning shares” are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2004 Plan, all outstanding stock awards granted under the 2004 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan. As of March 31, 2022, 1,963,317 shares remain available for future grants under the 2013 Plan.

Certain of the employee stock options granted contain performance conditions, the vesting of which is based on a determination made by the compensation committee followed by an approval of the board of directors as to the achievement of certain corporate objectives at the end of the performance period. The grant date of such awards is the date on which the board of directors makes its determination. For periods preceding the grant date, the expense related to these awards is measured based on their fair value at each reporting date. The estimated fair value of the performance awards granted and the resulting expense is based upon a certain level of achievement of the corporate objectives and other assumptions in determining fair value. The amount of expense ultimately recognized upon the grant date at completion of the performance period could change from the estimate as a result of various factors, including the level of achievement of the corporate objectives, changes in the assumptions used in the Black-Scholes model in determining fair value or fluctuations in the Company’s stock price during the performance period.

Stock Options

Options granted under the 2013 Plan and the 2004 Plan have terms of ten years from the date of grant unless earlier terminated and generally vest over a one or four year period. The exercise price of all options granted through March 31, 2022 was equal to the fair market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of March 31, 2022 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	7,974,250	$5.81
Granted	533,700	2.25
Exercised	—	—
Cancelled	(533,700)	5.92
Outstanding at March 31, 2022	7,974,250	$5.57
Exercisable at March 31, 2022	7,370,217	$5.81

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

No further shares will be issued under the ESPP.

Compensation Expense

Stock-based compensation expense for stock option awards and ESPP shares are reflected in total operating expenses for each respective year.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2022 and 2021, respectively:

	Three months ended
	March 31,
	2022	2021
Research, development and patents	$42,507	$393,242
General and administrative	38,546	746,394
Total stock-based compensation expense	$81,053	$1,139,636

The Company uses the Black-Scholes valuation model for determining the estimated fair value for stock-based awards granted to employees and considers management’s current expectations of the achievement of the performance objectives for the year. The following table provides the assumptions used in the Black-Scholes valuation model used to estimate the fair value of options granted during the three months ended March 31, 2022 and 2021, and to estimate the fair value of performance-based stock options as of March 31, 2022 and 2021.

	March 31, 2022	March 31, 2021
Stock Option assumptions:
Risk-free interest rate	2.42%	0.45 - 0.92%
Expected volatility of common stock	77.07%	75.46 - 76.11%
Dividend yield	0.00%	0.00%
Expected term (in years)	5.37	4.47 - 5.41

As of March 31, 2022, there was $1.0 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.91 years, on a straight-line basis. Such compensation cost will ultimately be adjusted based upon actual performance compared to the corporate objectives as described above.

The weighted-average fair value of each stock option granted during the three months ended March 31, 2022 and 2021, estimated as of the grant date using the Black-Scholes option valuation model, was $1.45 per option and $3.59 per option, respectively.

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

No shares of common stock were sold under the 2019 ATM Agreement in the three months ended March 31, 2022 and 2021, respectively.

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

Potentially dilutive outstanding stock options excluded from diluted net loss per common share due to their anti-dilutive effect totaled 7,974,250 shares and 8,279,887 shares for the three months ended March 31, 2022 and 2021, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 16, 2022. Past operating results are not necessarily indicative of results that may occur in future periods.

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

Overview

We are a biopharmaceutical company focused on developing novel therapeutics for the treatment of serious diseases with unmet medical needs and a commercial focus on the United States market. Our current strategy is to focus our development activities on MN-166 (ibudilast) for neurological and other disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS), chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, substance dependence and addiction (e.g., methamphetamine dependence, opioid dependence, and alcohol dependence), and prevention of acute respiratory distress syndrome, and MN-001 (tipelukast) for fibrotic and other diseases such as nonalcoholic fatty liver disease (NAFLD), nonalcoholic steatohepatitis (NASH) and idiopathic pulmonary fibrosis (IPF). Our pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma and MN-029 (denibulin) for solid tumor cancers. We were incorporated in Delaware in September 2000.

We have incurred significant net losses since our inception. As of March 31, 2022, from inception, our accumulated deficit was $396.4 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

Revenues and Cost of Revenues

In October 2011, we entered into a collaboration agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, to perform research and development services relating to MN-221 (bedoradrine) in exchange for a non-refundable upfront payment of $2.5 million. We assessed the services in accordance with the authoritative guidance and concluded that the two studies to be performed under the agreement represented two separate performance obligations. No services have been provided under the collaboration agreement subsequent to completion of the first study that was completed in 2013.  In October 2021, we refunded $1.3 million of the prepayment. As of March 31, 2022, we and Kissei were working to mutually terminate the collaboration agreement and cancel the second study contemplated thereunder and we expect to finalize the termination agreement in 2022.

In December 2005, Avigen, Inc. and Genzyme Corporation entered into an Assignment Agreement (the “Genzyme Agreement”) in which Genzyme acquired certain gene therapy intellectual property, programs and other related assets from Avigen in exchange for an initial $12.0 million payment. Avigen could also receive additional development milestone payments, sublicensing fees and royalty payments based on the successful development of products by Genzyme utilizing technologies previously developed by Avigen. We subsequently acquired Avigen in December 2009 along with Avigen’s rights and obligations under the Genzyme Agreement. If Genzyme fails to diligently pursue the commercialization or marketing of products using the assigned technology, as specified in the Genzyme Agreement, some of the rights assigned could revert back to us at a future date.

The development milestones outlined in the Genzyme Agreement did not meet the definition of a substantive milestone obligation under authoritative guidance on revenue recognition for milestone payments, as Genzyme was responsible for the development of the products and there is no further substantive service effort required by us. In March 2021, we received notice that a gene therapy product based on AAV (adeno-associated virus) vector technology, which was covered under the Genzyme Agreement, achieved two clinical development milestones, triggering two milestone payments. Accordingly, we recognized revenue of $4 million during the three months ended March 31, 2021.

Research, Development and Patents Expenses

Our research, development and patents expenses consist primarily of license fees related to our product candidates, salaries and related employee benefits, costs associated with the preclinical and clinical development of our product development programs, costs associated with non-clinical activities, such as regulatory expenses, and pre-commercialization manufacturing development activities. We use external service providers to manufacture our compounds to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. Research, development and patents expenses include fees paid to consultants, contract research organizations, contract manufacturers and other external service providers, including professional fees and costs associated with legal services, patents and patent applications for our intellectual property. Internal research and development expenses include costs of compensation and other expenses for research and development personnel, supplies, facility costs and depreciation. Research, development and patents costs are expensed as incurred and we expect to increase such costs through the remainder of 2022 as our development programs progress.

The following table summarizes our research, development and patents expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Three months ended
	March 31,
	2022	2021
External development expense:
MN-221	$2	$2
MN-166	1,617	1,249
MN-001	7	15
MN-029	1	—
Other	—	21
Total external development expense	1,627	1,287
R&D personnel expense	270	658
R&D facility and depreciation expense	15	12
Patent expenses	87	115
Other R&D expense	113	73
Total research, development and patent expense	$2,112	$2,145

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting periods. We base our estimates on historical experience and on various other factors and assumptions that we believe are reasonable under the circumstances at the time the estimates are made, the results of which form the basis for making judgments about the book values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We periodically evaluate our estimates and judgments in light of changes in circumstances, facts and experience.

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2021. There have not been any material changes to the critical accounting policies discussed therein during the three months ended March 31, 2022.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

Revenues

Revenues were $0.0 million and $4.0 million for the three months ended March 31, 2022 and 2021, respectively. The decrease of $4.0 million was due to the receipt of two milestone payments under the Genzyme Agreement in 2021.

Research, Development and Patents Expenses

Research, development and patents expenses were $2.1 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively. The expense was relatively the same quarter over quarter. Changes were primarily due to a decrease in performance-based stock option expenses offset by an increase in MN-166 related expenses.

General and Administrative Expenses

General and administrative expenses were $1.3 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively. The decrease of $0.8 million was primarily due to a decrease in performance-based stock option expense.

Liquidity and Capital Resources

Net cash used in operating activities during the three months ended March 31, 2022 was $3.7 million compared to $3.9 million during the same period in 2021. The $0.2 million change is primarily related to the increased net loss and changes in operating assets and liabilities for those periods.

Net cash provided by financing activities was $0.0 million during the three months ended March 31, 2022 compared to $20.1 million during the same period in 2021. Net cash provided by financing activities during the three months ended March 31, 2021 was primarily due to the sale of 3,656,307 shares of common stock under a Securities Purchase Agreement dated as of January 11, 2021 for net proceeds of $19.9 million.

As of March 31, 2022, we had available cash and cash equivalents of $67.7 million and working capital of $65.9 million. As of the date of this report, we believe we have working capital sufficient to fund operations at least through the end of 2023. However, we cannot provide assurance that these capital resources will be sufficient to conduct all our research and development programs as planned.

Equity Financing

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

No shares of common stock were sold under the 2019 ATM Agreement in the three months ended March 31, 2022.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

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

We are not involved in any material legal proceedings as of March 31, 2022. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which are incorporated herein by reference and which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not believe that there have been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed April 25, 2019).

10.1	Lease, dated July 20, 2021, by and between the Company and The Irvine Company, LLC (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed July 23, 2021.

31.1(1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2(1)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS(1)	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH(1)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(1)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104(1)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: May 12, 2022	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D.
President and Chief Executive Officer
(on behalf of the registrant and
as the registrant’s Principal Executive Officer)

	By:	/s/ DOUGLAS PAULIN
Douglas Paulin
Chief Financial Officer
(on behalf of the registrant and
as the registrant’s Principal Financial Officer)