Form 10-Q
period 2022-09-30
MEDICINOVA INC
filed 2022-11-10
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

As of November 8, 2022, the registrant had 49,046,246 shares of Common Stock ($0.001 par value) outstanding.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Inability to raise additional capital if needed;
•	Inability to generate revenues from product sales to continue business operations;
•	Inability to develop and commercialize our product candidates;
•	Failure or delay in completing clinical trials or obtaining Food and Drug Administration or foreign regulatory approval for our product candidates in a timely manner;
•	Unsuccessful clinical trials stemming from clinical trial designs, failure to enroll a sufficient number of patients, undesirable side effects and other safety concerns;
•	Inability to demonstrate sufficient efficacy of product candidates;
•	Reliance on the success of our MN-166 (ibudilast) and MN-001 (tipelukast) product candidates;
•	Delays in commencement or completion of clinical trials or suspension or termination of clinical trials;
•	Loss of our licensed rights to develop and commercialize a product candidate as a result of the termination of the underlying licensing agreement;
•	Competitors may develop products rendering our product candidates obsolete and noncompetitive;
•	The widespread outbreak of an illness or any other communicable disease, such as COVID-19, which has lead to key employees becoming ill for a period of time;
•	Inability to successfully attract partners and enter into collaborations on acceptable terms;
•	Dependence on third parties to conduct clinical trials and to manufacture product candidates;
•	Dependence on third parties to market and distribute products;
•	Our product candidates, if approved, may not gain market acceptance or obtain adequate coverage for third party reimbursement;
•	Disputes or other developments concerning our intellectual property rights;
•	Actual and anticipated fluctuations in our quarterly or annual operating results;
•	Price and volume fluctuations in the overall stock markets;
•	Litigation or public concern about the safety of our potential products;
•	International trade or foreign exchange restrictions, increased tariffs, foreign currency exchange;
•	High quality material for our products may become difficult to obtain or expensive;
•	Strict government regulations on our business;
•	Regulations governing the production or marketing of our product candidates;
•	Loss of, or inability to attract, key personnel; and
•	Economic, political, foreign exchange and other risks associated with international operations.

MEDICINOVA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$52,507,263	$71,430,954
Prepaid expenses and other current assets	641,732	577,992
Total current assets	53,148,995	72,008,946
Investments	10,021,849	—
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Property and equipment, net	45,894	57,565
Right-of-use asset	673,092	824,215
Other non-current assets	101,700	115,492
Total assets	$78,391,770	$87,406,458
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$552,720	$402,740
Accrued liabilities and other current liabilities	3,808,474	2,298,203
Operating lease liability	167,073	131,965
Total current liabilities	4,528,267	2,832,908
Deferred tax liability	201,792	201,792
Other non-current liabilities	555,840	694,674
Total liabilities	5,285,899	3,729,374
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2022 and December 31, 2021; 49,046,246 and 49,043,246 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	49,046	49,043
Additional paid-in capital	477,309,782	476,788,012
Accumulated other comprehensive loss	(124,264)	(98,877)
Accumulated deficit	(404,128,693)	(393,061,094)
Total stockholders’ equity	73,105,871	83,677,084
Total liabilities and stockholders' equity	$78,391,770	$87,406,458

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$—	$37,500	$—	$4,037,500
Operating expenses:
Research, development and patents	2,454,203	2,088,618	7,131,168	6,761,015
General and administrative	1,443,264	1,550,821	4,266,246	5,389,466
Total operating expenses	3,897,467	3,639,439	11,397,414	12,150,481
Operating loss	(3,897,467)	(3,601,939)	(11,397,414)	(8,112,981)
Interest income	253,755	36,153	382,369	107,159
Other expense	(8,472)	(13,381)	(52,554)	(45,285)
Net loss applicable to common stockholders	$(3,652,184)	$(3,579,167)	$(11,067,599)	$(8,051,107)
Basic and diluted net loss per common share	$(0.07)	$(0.07)	$(0.23)	$(0.17)
Shares used to compute basic and diluted net loss per common share	49,046,246	48,987,836	49,045,037	48,445,840
Net loss applicable to common stockholders	$(3,652,184)	$(3,579,167)	$(11,067,599)	$(8,051,107)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,972)	(1,362)	(25,387)	(6,820)
Comprehensive loss	$(3,658,156)	$(3,580,529)	$(11,092,986)	$(8,057,927)

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2022
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2021	49,043,246	$49,043	$476,788,012	$(98,877)	$(393,061,094)	$83,677,084
Share-based compensation	—	—	81,053	—	—	81,053
Net loss	—	—	—	—	(3,386,417)	(3,386,417)
Foreign currency translation adjustments	—	—	—	(7,435)	—	(7,435)
Balance at March 31, 2022	49,043,246	49,043	476,869,065	(106,312)	(396,447,511)	80,364,285
Share-based compensation	—	—	274,502	—	—	274,502
Issuance of common stock for option exercises	3,000	3	7,917	—	—	7,920
Net loss	—	—	—	—	(4,028,998)	(4,028,998)
Foreign currency translation adjustments	—	—	—	(11,980)	—	(11,980)
Balance at June 30, 2022	49,046,246	49,046	477,151,484	(118,292)	(400,476,509)	76,605,729
Share-based compensation			158,298			158,298
Net loss					(3,652,184)	(3,652,184)
Foreign currency translation adjustments				(5,972)		(5,972)
Balance at September 30, 2022	49,046,246	$49,046	$477,309,782	$(124,264)	$(404,128,693)	$73,105,871

	Nine Months Ended September 30, 2021
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2020	45,024,560	$45,025	$454,296,536	$(88,219)	$(382,926,842)	$71,326,500
Share-based compensation	—	—	1,139,636	—	—	1,139,636
Issuance of common stock for option exercises	86,250	86	212,089	—	—	212,175
Issuance of shares under an employee stock purchase plan (ESPP)	1,424	2	6,108	—	—	6,110
Issuance of common stock in a private placement transaction, net of issuance costs	3,656,307	3,656	19,877,992	—	—	19,881,648
Net loss	—	—	—	—	(187,799)	(187,799)
Foreign currency translation adjustments	—	—	—	(6,821)	—	(6,821)
Balance at March 31, 2021	48,768,541	48,769	475,532,361	(95,040)	(383,114,641)	92,371,449
Share-based compensation	—	—	755,905	—	—	755,905
Issuance of common stock for option exercises	155,622	155	389,583	—	—	389,738
Net loss	—	—	—	—	(4,284,141)	(4,284,141)
Foreign currency translation adjustments	—	—	—	1,363	—	1,363
Balance at June 30, 2021	48,924,163	48,924	476,677,849	(93,677)	(387,398,782)	89,234,314
Share-based compensation	-	-	578,944	-	-	578,944
Issuance of common stock for option exercises	104,083	104	249,507	—	—	249,611
Net loss	—	—	—	—	(3,579,167)	(3,579,167)
Foreign currency translation adjustments	—	—	—	(1,362)	—	(1,362)
Balance at September 30, 2021	49,028,246	$49,028	$477,506,300	$(95,039)	$(390,977,949)	$86,482,340

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2022	2021
Operating activities:
Net loss	$(11,067,599)	$(8,051,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	513,853	2,474,485
Depreciation and amortization	13,376	19,775
Non-cash interest on investments	(21,849)	—
Change in carrying amount of right-of-use asset	151,123	163,282
Changes in assets and liabilities:
Prepaid expenses and other assets	(49,947)	(510,486)
Accounts payable, accrued liabilities and other liabilities	1,660,250	330,492
Operating lease liabilities	(103,726)	(169,080)
Net cash used in operating activities	(8,904,519)	(5,742,639)
Investing activities:
Purchases of investments	(10,000,000)	—
Acquisition of property and equipment	—	(28,732)
Net cash used in investing activities	(10,000,000)	(28,732)
Financing activities:
Proceeds from issuance of common stock and exercise of common stock options	7,920	20,851,540
Common stock issuance costs	—	(118,368)
Proceeds from issuance of equity awards under ESPP	—	6,110
Net cash provided by financing activities	7,920	20,739,282
Effect of exchange rate changes on cash and cash equivalents	(27,092)	20,710
Net change in cash and cash equivalents	(18,923,691)	14,988,621
Cash and cash equivalents, beginning of period	71,430,954	60,036,763
Cash and cash equivalents, end of period	$52,507,263	$75,025,384
Supplemental disclosure of non-cash investing activities:
Right-of-use asset obtained in exchange for operating lease liability	$—	$875,515

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

Investments

Investments purchased with an original maturity of greater than three months are classified as investments. Investments are stated at fair value and are classified as current or non-current based on the nature of the securities as well as their stated maturities. As of September 30, 2022, investments consisted of a bank certificate of deposit with an original purchased maturity of thirteen months.

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $2.4 million and $2.0 million for the three months ended September 30, 2022 and 2021, respectively, and $6.8 million and $6.4 million for the nine months ended September 30, 2022 and 2021, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents in Research, Development and Patents expenses. Such patent-related expenses totaled $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.3 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments— Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU introduced a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to maturity debt securities, trade receivables and other receivables measured at amortized cost at the time the financial asset is originated or acquired. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. In November 2019, the FASB issued an amendment making this ASU effective for fiscal years beginning after December 15, 2022 for smaller reporting companies. The new standard will be effective for the Company on January 1, 2023 or at such earlier time where it is no longer a smaller reporting company. The Company has determined that there will not be a material impact on its consolidated financial statements upon adoption of this standard on January 1, 2023.

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

Kissei Pharmaceutical Co., Ltd

In October 2011, the Company entered into a collaboration agreement with Kissei Pharmaceutical Co., Ltd., (“Kissei”), to perform research and development services relating to MN-221 (bedoradrine) in exchange for a non-refundable upfront payment of $2.5 million. The Company assessed the services in accordance with the authoritative guidance and concluded that it met the definition of a collaborative arrangement per Accounting Standards Codification (“ASC”) 808, Collaborative Arrangements (“ASC 808”), which was outside the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”). Since ASC 808 did not provide recognition and measurement guidance for collaborative arrangements, the Company analogized to ASC 606 and concluded the two studies to be performed under the agreement represented two separate performance obligations. No services have been provided under the collaboration agreement subsequent to completion of the first study in 2013. In October 2021, the Company refunded $1.3 million of the prepayment. On October 24, 2022, the Company and Kissei finalized the termination of the collaboration agreement and canceled the second study contemplated thereunder.

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

The development milestones outlined in the Genzyme Agreement did not meet the definition of a substantive milestone obligation under authoritative guidance on revenue recognition for milestone payments, as Genzyme was responsible for the development of the products and there is no further substantive service effort required by the Company. In March 2021, the Company received notice that a gene therapy product based on AAV (adeno-associated virus) vector technology, which was covered under the Genzyme Agreement, achieved two clinical development milestones, triggering two milestone payments.  Accordingly, the Company recognized revenue of $4.0 million during the nine months ended September 30, 2021.

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

The carrying amounts, estimated fair values and valuation inputs levels of the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, were as follows:

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Cash and cash equivalents:
Money market funds	$698,842	$698,842	$694,293	$694,293	Level 1
Investments
Bank certificates of deposit	$10,021,849	$10,021,849	—	—	Level 2

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

Information related to the Company’s right-of-use assets and related lease liabilities are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Cash paid for operating lease liabilities	$62,045	$61,129	$128,280	$183,909
Operating lease costs	64,004	57,778	176,896	173,856

	September 30,	December 31,
	2022	2021
Current operating lease liabilities	$167,073	$131,965
Non-current operating lease liabilities	555,840	694,674
Total operating lease liabilities	$722,913	$826,639
Weighted-average remaining lease term	4.10	4.54
Weighted-average discount rate	9.8%	9.8%

Maturities of operating lease liabilities as of September 30, 2022 were as follows:
2022	$63,072
2023	212,066
2024	189,170
2025	197,586
2026	206,483
Thereafter	17,269
Total minimum payments	885,646
Less imputed interest	(162,733)
Total lease liabilities	$722,913

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

No amounts have been expended under these agreements during the three and nine months ended September 30, 2022 and 2021. For products currently in development, future potential milestone payments based on product development of MN-166 (ibudilast) and MN-001 (tipelukast) are $10 million as of September 30, 2022. For all other products, future potential milestone payments related to development milestones and commercialization milestones totaled $33.5 million as of September 30, 2022. There are no minimum royalties required under any of the license agreements. The Company is unable to estimate with certainty the timing on when these milestone payments will occur as these payments are dependent upon the progress of the Company’s product development programs.

Legal Proceedings

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any such proceedings or claims that it believes will have, individually or in aggregate, a material adverse effect on its business, financial condition or results of operations.

5. Stock-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan, or 2013 Plan, under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan, or 2004 Plan. A total of 8,700,000 shares of common stock are reserved for issuance under the 2013 Plan. In addition, “returning shares” that may become available from time to time are added back to the plan. “Returning shares” are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2004 Plan, all outstanding stock awards granted under the 2004 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan. As of September 30, 2022, 1,949,317 shares remain available for future grants under the 2013 Plan.

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

Stock Options

Options granted under the 2013 Plan and the 2004 Plan have terms of ten years from the date of grant unless earlier terminated and generally vest over a one or four year period. The exercise price of all options granted through September 30, 2022 and in 2021, was equal to the fair market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of September 30, 2022 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	7,974,250	$5.81
Granted	591,700	2.28
Exercised	(3,000)	2.64
Cancelled	(577,700)	5.85
Outstanding at September 30, 2022	7,985,250	$5.55
Exercisable at September 30, 2022	7,377,380	$5.81

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

For the nine months ended September 30, 2021, an aggregate of 1,424 shares were issued under ESPP. No further shares will be issued under the ESPP.

Compensation Expense

Stock-based compensation expense for stock option awards and ESPP shares are reflected in total operating expenses for each respective year.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Research, development and patents	$53,948	$207,521	$192,819	$866,486
General and administrative	104,350	371,423	321,034	1,607,999
Total stock-based compensation expense	$158,298	$578,944	$513,853	$2,474,485

The Company uses the Black-Scholes valuation model for determining the estimated fair value for stock-based awards granted to employees and considers management’s current expectations of the achievement of the performance objectives for the year. The following table provides the assumptions used in the Black-Scholes valuation model used to estimate the fair value of options granted during the nine months ended September 30, 2022 and 2021, and to estimate the fair value of performance-based stock options as of September 30, 2022 and 2021.

Nine months ended
	September 30, 2022	September 30, 2021
Stock Option assumptions:
Risk-free interest rate	2.42 - 4.06%	0.42 - 0.98%
Expected volatility of common stock	75.13 - 79.35%	74.31 - 77.51%
Dividend yield	0.00%	0.00%
Expected term (in years)	4.87 - 5.77	4.5 - 5.8

As of September 30, 2022, there was $0.4 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.47 years, on a straight-line basis. Such compensation cost will ultimately be adjusted based upon actual performance compared to the corporate objectives as described above.

The weighted-average fair value of stock option granted during the nine months ended September 30, 2022 and 2021, estimated as of the grant date using the Black-Scholes option valuation model, was $1.47 and $3.33, respectively.

6. Stockholders’ Equity

At-The-Market Issuance Sales Agreements and Private Placement Transactions

On August 23, 2019, the Company entered into an at the market issuance sales agreement, which was amended on August 26, 2022 (the “ATM Agreement”) with B. Riley FBR, Inc. (B. Riley FBR) pursuant to which the Company may sell common stock through B. Riley FBR from time to time up to an aggregate offering price of $75.0 million. Sales of the Company’s common stock through B. Riley FBR, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NASDAQ, on any other existing trading market for the common stock or through a market maker. B. Riley FBR may also sell the common stock in privately negotiated transactions, subject to the Company’s prior approval. The Company agreed to pay B. Riley FBR an aggregate commission rate of up to 3.5% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock will depend on the number of shares of common stock sold to B. Riley FBR and the per share purchase price of each transaction.

No shares of common stock were sold under the ATM Agreement in the three and nine months ended September 30, 2022 and 2021, respectively.

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

Potentially dilutive outstanding stock options excluded from diluted net loss per common share due to their anti-dilutive effect totaled 7,985,250 shares and 8,099,250 shares for the three and nine months ended September 30, 2022 and 2021, respectively.

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

We have incurred significant net losses since our inception. As of September 30, 2022, from inception, our accumulated deficit was $404.1 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

Revenues and Cost of Revenues

In October 2011, we entered into a collaboration agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, to perform research and development services relating to MN-221 (bedoradrine) in exchange for a non-refundable upfront payment of $2.5 million. We assessed the services in accordance with the authoritative guidance and concluded that the two studies to be performed under the agreement represented two separate performance obligations. No services have been provided under the collaboration agreement subsequent to completion of the first study that was completed in 2013. In October 2021, we refunded $1.3 million of the prepayment. On October 24, 2022, we finalized the termination of the collaboration agreement with Kissei and canceled the second study contemplated thereunder.

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

The development milestones outlined in the Genzyme Agreement did not meet the definition of a substantive milestone obligation under authoritative guidance on revenue recognition for milestone payments, as Genzyme was responsible for the development of the products and there is no further substantive service effort required by us. In March 2021, we received notice that a gene therapy product based on AAV (adeno-associated virus) vector technology, which was covered under the Genzyme Agreement, achieved two clinical development milestones, triggering two milestone payments. Accordingly, we recognized revenue of $4.0 million during the nine months ended September 30, 2021.

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

The following table summarizes our research, development and patents expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
External development expense:
MN-221	$1	$1	$402	$5
MN-166	1,835	1,363	4,990	4,351
MN-001	116	110	158	152
MN-029	1	1	3	2
Other	—	—	11	28
Total external development expense	1,953	1,475	5,564	4,538
R&D personnel expense	350	446	1,049	1,607
R&D facility and depreciation expense	16	11	42	35
Patent expenses	90	86	319	361
Other R&D expense	45	71	157	220
Total research, development and patent expense	$2,454	$2,089	$7,131	$6,761

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2021. There have not been any material changes to the critical accounting policies discussed therein during the nine months ended September 30, 2022.

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

Research, Development and Patents Expenses

Research, development and patents expenses were $2.5 million and $2.1 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $0.4 million expense was primarily due to an increase in MN-166 related expenses, partially offset by a decrease in performance-based stock option expense.

General and Administrative Expenses

General and administrative expenses were $1.4 million and $1.6 million for the three months ended September 30, 2022 and 2021, respectively. The decrease of $0.2 million was primarily due to a decrease in performance-based stock option expense.

Comparison of the nine months ended September 30, 2022 and 2021

Revenues

Revenues were $0.0 million and $4.0 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease of $4.0 million was due to the receipt of two milestone payments under the Genzyme Agreement in 2021.

Research, Development and Patents Expenses

Research, development and patents expenses were $7.1 million and $6.8 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $0.3 million was primarily due to an increase in MN-166 and MN-221 related expenses, partially offset by a decrease in performance-based stock option expense.

General and Administrative Expenses

General and administrative expenses were $4.3 million and $5.4 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease of $1.1 million was primarily due to a decrease in performance-based stock option expense.

Liquidity and Capital Resources

Net cash used in operating activities during the nine months ended September 30, 2022 was $8.9 million compared to $5.7 million during the same period in 2021. The $3.2 million change is primarily related to the increased net loss, reduction in non-cash stock-based compensation, and changes in operating assets and liabilities for those periods.

Net cash used in investing activities during the nine months ended September 30, 2022 was $10.0 million compared to $0.0 million during the same period in 2021 due to the purchase of certificates of deposit.

Net cash provided by financing activities was $0.0 million during the nine months ended September 30, 2022 compared to $20.7 million during the same period in 2021. Net cash provided by financing activities during the nine months ended September 30, 2021 was primarily due to the sale of 3,656,307 shares of common stock under a Securities Purchase Agreement dated as of January 11, 2021 for net proceeds of $19.9 million. Cash proceeds from financing activities are used for working capital and general corporate purposes.

As of September 30, 2022, we had available cash and cash equivalents of $52.5 million and working capital of $48.6 million. As of the date of this report, we believe we have working capital sufficient to fund operations at least through the end of 2023. However, we cannot provide assurance that these capital resources will be sufficient to conduct all our research and development programs as planned.

Equity Financing

On August 23, 2019, we entered into an at the market issuance sales agreement, which was amended on August 26, 2022 (the “ATM Agreement”) with B. Riley FBR, Inc. (B. Riley FBR) pursuant to which we may sell common stock through B. Riley FBR from time to time up to an aggregate offering price of $75.0 million. Sales of our common stock through B. Riley FBR, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NASDAQ, on any other existing trading market for the common stock or through a market maker. B. Riley FBR may also sell the common stock in privately negotiated transactions, subject to our prior approval. We agreed to pay B. Riley FBR an aggregate commission rate of up to 3.5% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock will depend on the number of shares of common stock sold to B. Riley FBR and the per share purchase price of each transaction.

No shares of common stock were sold under the ATM Agreement in the three and nine months ended September 30, 2022 and 2021.

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

We are not involved in any material legal proceedings as of September 30, 2022. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

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

MEDICINOVA, INC.

Date: November 10, 2022	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D.
President and Chief Executive Officer
(on behalf of the registrant and
as the registrant’s Principal Executive Officer)

	By:	/s/ JASON KRUGER
Jason Kruger
Chief Financial Officer
(on behalf of the registrant and
as the registrant’s Principal Financial Officer)