Form 10-K
period 2022-12-31
MEDICINOVA INC
filed 2023-02-16
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by an of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $117,554,962 based on the closing price of the registrant’s common stock on the NASDAQ Global Market of $2.53 per share on June 30, 2022. Shares of common stock held by each executive officer and director and each affiliated entity has been excluded from this calculation. This determination of affiliate status may not be conclusive for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 13, 2023 was 49,046,246.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

MEDICINOVA, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2022

The MediciNova logo is a registered trademark of MediciNova, Inc. All other product and company names are registered trademarks or trademarks of their respective companies.

2

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements that involve a number of risks and uncertainties, many of which are beyond our control. The forward-looking statements are contained principally in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this report. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or the negative version of these words and similar expressions.

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
•
The widespread outbreak of an illness or any other communicable disease, such as COVID-19, which has led to key employees becoming ill for a period of time;
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

•
our attempts to develop MN-001 (tipelukast) in NASH, NAFLD, and IPF may detract from our efforts to develop other product candidates;
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
•
the impact of the ongoing COVID-19 pandemic or any other illness or communicable disease, or any other public health crisis on our business;
•
our dependence on strategic collaborations with third parties to develop and commercialize product candidates;
•
our reliance on third parties to conduct our clinical trials;
•
our reliance on third party manufacturers to produce our product candidates;
•
our, or our third-party manufacturer's ability to manufacture our product candidates in commercial quantities;
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

•
volatility in our stock price;
•
the potential delisting of our common stock on the NASDAQ Global Market or the Standard Market of the Tokyo Stock Exchange;
•
the possibility of substantial dilution to our existing stockholders and/or the decline in price of our common stock if we were to sell additional shares of our common stock, including under our existing at-the-market issuance sales agreement;
•
the cost of and management distraction if we were to face securities class action litigation; and
•
the anti-takeover provisions in our charter documents and under Delaware law may make it difficult for third parties to acquire us or remove and replace our directors and management.

Item 1. Business

Overview

We are a biopharmaceutical company focused on developing novel therapeutics for the treatment of serious diseases with unmet medical needs and a commercial focus on the United States market. Our current strategy is to focus our development activities on MN-166 (ibudilast) for neurological and other disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS), chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, substance dependence and addiction (e.g., methamphetamine dependence, opioid dependence, and alcohol dependence), and prevention of acute respiratory distress syndrome, and MN-001 (tipelukast) for fibrotic and other diseases such as nonalcoholic fatty liver disease (NAFLD) and idiopathic pulmonary fibrosis (IPF). Our pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma and MN-029 (denibulin) for solid tumor cancers. MN-166 (ibudilast) is in development for several different neurological diseases and other diseases as described below.

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

Researchers at UCLA were granted approval and funding by the National Institute on Alcoholism and Alcohol Abuse (NIAAA) for a clinical trial to evaluate MN-166 (ibudilast) for the treatment of alcohol dependence. This clinical trial has been completed and results were presented at the American College of Neuropsychopharmacology (ACNP)’s 54th Annual Meeting in December 2015. In May 2018, we announced a new NIDA-funded clinical trial of MN-166 (ibudilast) in alcohol dependence and withdrawal in collaboration with researchers at UCLA. This clinical trial has been completed and positive findings were presented at the American Psychological Association 2020 Annual Convention which was held online in August 2020. Results from this clinical trial were published in June 2021 in Nature’s Translational Psychiatry. In August 2018, we announced a new NIAAA-funded Phase 2b clinical trial of MN-166 (ibudilast) which will evaluate heavy drinking days in subjects with alcohol dependence in collaboration with researchers at UCLA and this trial is ongoing. In February 2022, we announced that MN-166 (ibudilast) was discussed as one of the promising pharmacological agents for the treatment of alcohol use disorder in the journal Drugs. In April 2022, we announced that a secondary analysis of a Phase 2 clinical trial of MN-166 (ibudilast) in alcohol use disorder was published in the journal Alcoholism: Clinical and Experimental Research. In December 2022, we announced that positive results from a secondary analysis of a Phase 2 trial of MN-166 (ibudilast) in alcohol use disorder were published in The American Journal of Drug and Alcohol Abuse. In January 2023, we announced that the Phase 2b clinical trial of MN-166 (ibudilast) for the treatment of alcohol use disorder had completed enrollment.

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

Degenerative Cervical Myelopathy: In August 2018, we announced plans to initiate a clinical trial of MN-166 (ibudilast) in degenerative cervical myelopathy (DCM) in collaboration with the University of Cambridge. The trial is funded by a grant from the National Institute for Health Research (NIHR) in the United Kingdom (UK). In May 2019, we announced our participation at the Kick-off Meeting for the Phase 3 clinical trial in DCM, “REgeneration in CErvical DEgenerative Myelopathy (RECEDE Myelopathy)” in collaboration with University of Cambridge researchers. In February 2022, we announced that MN-166 (ibudilast) was discussed as a potential beneficial pharmacological agent for the treatment of DCM in Global Spine Journal.

Glioblastoma: We have initiated clinical development to evaluate MN-166 (ibudilast) for the treatment of glioblastoma. In June 2017, we announced positive results from an animal model study that examined the potential clinical efficacy of MN-166 (ibudilast) for the treatment of glioblastoma. These results were presented at the 2017 American Society of Clinical Oncology (ASCO) Annual Meeting. In May 2018, we announced that the Investigational New Drug Application (IND) for MN-166 (ibudilast) for treatment of glioblastoma was accepted and opened with the FDA. In October 2018, we announced that the FDA granted orphan-drug designation to MN-166 (ibudilast) as adjunctive therapy to temozolomide for the treatment of glioblastoma. In January 2019, we announced the initiation of enrollment in a clinical trial of MN-166 (ibudilast) in combination with temozolomide for the treatment of glioblastoma at the Dana-Farber Cancer Institute in Boston and this trial is ongoing. In February 2019, we announced that Scientific Reports published results from the animal model study evaluating MN-166 (ibudilast) in glioblastoma. In June 2020, we announced that positive preclinical findings were published in Frontiers in Immunology regarding the prospect of MN-166 (ibudilast) as an adjunctive treatment for glioblastoma. In August 2021, we announced completion of a safety review of Part 1 of the Phase 2 clinical trial of MN-166 (ibudilast) in combination with temozolomide, which enrolled 15 subjects with recurrent glioblastoma. There were no concerning safety signals observed in Part 1 and there were no serious adverse events related to MN-166 (ibudilast). Five out of 15 subjects completed cycle 6 without disease progression, i.e. 33% of the subjects were progression-free at six months. In April 2022, we announced that data demonstrating that MN-166 (ibudilast) prevents metastasis in a uveal melanoma (UM) animal model was published in the journal Molecular Cancer Research. In January 2023, we announced that the Phase 2 clinical trial evaluating MN-166 (ibudilast) in combination with temozolomide in glioblastoma at the Dana-Farber Cancer Institute has completed enrollment.

Prevention of Acute Respiratory Distress Syndrome in patients with COVID-19: In March 2020, we announced plans to initiate development of MN-166 (ibudilast) for severe pneumonia and acute respiratory distress syndrome (ARDS) based on positive results of a preclinical study in an animal model of ARDS. In April 2020, we announced plans to initiate a clinical trial of MN-166 (ibudilast) for ARDS caused by COVID-19. In July 2020, we announced that the IND for MN-166 (ibudilast) for prevention of ARDS was accepted and opened with the FDA. We were also informed by the FDA that the proposed clinical investigation of MN-166 (ibudilast) for the prevention of ARDS in patients with COVID-19 may proceed. In August 2021, we announced completion of 75% of planned enrollment in this Phase 2 clinical trial. In April 2022, we announced that the Phase 2 clinical trial of MN-166 (ibudilast) in hospitalized COVID-19 patients at risk for developing ARDS had completed enrollment. In June 2022, we announced positive top-line results from this Phase 2 clinical trial. MN-166 (ibudilast) demonstrated large improvements compared to placebo for all four clinical endpoints analyzed. The trial achieved statistical significance for one of the co-primary endpoints, the proportion of subjects free of respiratory failure. The trial also achieved statistical significance for the proportion of subjects discharged from the hospital. There were two deaths in the placebo group and no deaths in the MN-166 (ibudilast) group. In July 2022, we announced the initiation of a first-in-human clinical study to evaluate a new parenteral (injectable) formulation of MN-166 (ibudilast). In January 2023, we announced that this Phase I clinical trial of MN-166 (ibudilast) 10 mg intravenous (IV) infusion in healthy volunteers was completed with a favorable safety profile and was well tolerated.

Chlorine Gas-Induced Lung Injury: In March 2021, we announced a partnership with the Biomedical Advanced Research and Development Authority (BARDA), part of the Office of the Assistant Secretary for Preparedness and Response at the U.S. Department of Health and Human Services, to develop MN-166 (ibudilast) as a potential medical countermeasure (MCM) against chlorine gas-induced lung damage such as acute respiratory distress syndrome (ARDS) and acute lung injury (ALI). BARDA agreed to provide federal funding for proof-of-concept studies of MN-166 (ibudilast) in preclinical models of chlorine gas-induced acute lung injury under Contract No. 75A50121C00022. In June 2021, we announced initiation of a sheep study to investigate MN-166 (ibudilast) in an ovine model of chlorine-induced acute lung injury and this study is ongoing. In June 2021, we also announced a mouse study to investigate the efficacy of MN-166 (ibudilast) in a murine model of chlorine-induced lung injury and lethality. In June 2022, we announced a modification to our contract with BARDA in which the contract was amended to extend the period of performance until March 2023.

Long COVID: In August 2022, we announced plans to participate in RECLAIM (Recovering from COVID-19 Lingering Symptoms Adaptive Integrative Medicine Trial), a grant-funded, multi-center, randomized, clinical trial to evaluate MN-166 (ibudilast) and other therapies for the treatment of Long COVID, the lingering symptoms of COVID-19. In February 2023, we announced that Health Canada completed its review of the clinical trial application and granted authorization to commence the RECLAIM trial.

MN-001 (tipelukast) is in development for fibrotic and other diseases as described below.

Nonalcoholic Steatohepatitis (NASH) and Nonalcoholic Fatty Liver Disease (NAFLD): We announced positive results of MN-001 (tipelukast) in two different NASH mouse models in 2014 and we opened the IND (Investigational New Drug) application for MN-001 (tipelukast) for the treatment of NASH with the FDA in 2015. The FDA subsequently granted Fast Track designation to MN-001 (tipelukast) for the treatment of patients with NASH with fibrosis. We then initiated a clinical trial to investigate MN-001 (tipelukast) for the treatment of hypertriglyceridemia in NASH and NAFLD patients. In April 2018, we announced that we would terminate this trial early after positive results from an interim analysis in which MN-001 (tipelukast) significantly reduced mean serum triglycerides, a primary endpoint. This data was presented at the International Liver Congress 2018, the 53rd annual meeting of the European Association for the Study of the Liver (EASL) in Paris, France in April 2018. In November 2020, we announced positive results of in-vitro and in-vivo studies that evaluated MN-001 (tipelukast) for its anti-liver fibrotic effect in human hepatic stellate cells (HSCs) and in an acute liver injury model at the annual meeting of the American Association for the Study of Liver Diseases (AASLD). In November 2021, we announced new findings from a study that investigated the mechanism by which MN-001 (tipelukast) alters triglyceride metabolism in hepatocytes at the Annual Meeting of the American Association for the Study of Liver Diseases (AASLD). In April 2022, we announced that the FDA completed its review of a proposed Phase 2 clinical trial to evaluate MN-001 (tipelukast) for the treatment of patients with NAFLD, type 2 diabetes mellitus, and hypertriglyceridemia and the study may proceed. In July 2022, we announced the initiation of a Phase 2 clinical trial to evaluate MN-001 (tipelukast) for the treatment of patients with NAFLD, type 2 diabetes mellitus, and hypertriglyceridemia. In December 2022, we announced the presentation of positive results from a subgroup analysis of the completed Phase 2 clinical trial which evaluated MN-001 (tipelukast) in participants with NAFLD and hypertriglyceridemia (HTG) at the International Diabetes Federation (IDF) World Diabetes Congress 2022.

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

We acquired licenses to MN-166 (ibudilast), MN-001 (tipelukast), MN-221 (bedoradrine), and MN-029 (denibulin) for the development of these product candidates. The MN-221 (bedoradrine) license agreement was terminated in October 2022. We have pursued development of these product candidates in various indications including COVID-19, progressive MS, ALS, chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, various addictions, NASH and NAFLD, IPF, acute exacerbations of asthma, and solid tumor cancers.

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

Following are the details of our product development programs:

MN-166 (ibudilast)

MN-166 (ibudilast) is a novel, first-in-class, oral, anti-inflammatory and neuroprotective agent. MN-166 (ibudilast) inhibits macrophage migration inhibitory factor (MIF) and certain phosphodiesterases (PDEs). MN-166 (ibudilast) also attenuates activated glia cells, which play a major role in certain neurological conditions. While it has been in use for more than 20 years in Japan and Korea for the treatment of asthma and post-stroke dizziness, we are developing MN-166 (ibudilast) for the treatment of progressive MS, ALS, chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, substance dependence, and prevention of acute respiratory distress syndrome. We licensed MN-166 (ibudilast) from Kyorin Pharmaceuticals (Kyorin) in 2004.

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

Progressive Multiple Sclerosis: MS is a complex disease with predominantly unknown etiology and affects approximately 2.8 million people worldwide, according to the National Multiple Sclerosis Society, or NMSS. Also, according to NMSS, approximately 85 percent of people with MS are initially diagnosed with relapsing-remitting MS, or RRMS, and some people who are initially diagnosed with RRMS will eventually transition to secondary progressive MS, or SPMS. About 15 percent of people with MS are diagnosed with primary progressive MS, or PPMS. There is only one approved drug for PPMS and it is administered by intravenous infusion. Although several drugs have been approved for SPMS with relapses, there are no approved drugs generally considered safe and efficacious for SPMS in the absence of relapses. There is a significant medical need for a safe, effective, and conveniently administered therapy for patients with PPMS and SPMS and the unmet medical need is highest in patients with SPMS without relapses. MN-166 (ibudilast) may meet these needs.

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

Methamphetamine Addiction: Methamphetamine is a central nervous system stimulant drug that is similar in structure to amphetamine. It is a Schedule II drug, meaning that it has high abuse potential and low therapeutic potential. According to the Substance Abuse and Mental Health Services Administration’s (SAMHSA) 2021 National Survey on Drug Use and Health, there are approximately 1.6 million people aged 12 or older with methamphetamine use disorder in the United States. The Rand Corporation has estimated that the economic burden of methamphetamine use in the United States is approximately $23.4 billion. Currently, there is no pharmaceutical treatment approved for methamphetamine dependence. Based on non-clinical results of the effects of MN-166 (ibudilast) in an animal model of methamphetamine relapse, investigators at UCLA conducted a Phase 1b clinical trial funded by NIDA to examine the safety and preliminary efficacy of MN-166 (ibudilast) in non-treatment-seeking, methamphetamine-dependent users in an inpatient trial that was completed in 2012. Subsequently, UCLA investigators received NIDA grant funding for a Phase 2 clinical trial to evaluate MN-166 (ibudilast) in methamphetamine-dependent users in an outpatient trial setting that commenced in 2013. In March 2018, we announced that this trial did not meet the primary endpoint of methamphetamine abstinence confirmed via urine drug screens during the final two weeks of treatment. In November 2017, we announced a collaboration with Oregon Health & Science University to initiate a biomarker study to evaluate MN-166 (ibudilast) in methamphetamine use disorder and this study is ongoing. We were granted Fast Track designation from the FDA for MN-166 (ibudilast) for the treatment of methamphetamine dependence in 2013.

Opioid Withdrawal and Dependency: According to the SAMHSA’s 2021 National Survey on Drug Use and Health, there are approximately 5.0 million people aged 12 or older with prescription pain reliever use disorder and approximately 1.0 million people aged 12 or older with heroin use disorder in the United States. Access to prescription opioids has recently become more difficult due to more stringent policies on prescribing opioids. An unintended consequence of this policy is increased use of heroin. Heroin is attractive to prescription opioid addicts because it is less expensive and more accessible than prescription opioids. Heroin poses serious health issues, such as risk of HIV and Hepatitis C infection, overdose, and death. There is an urgent, significant unmet medical need for a safe, effective non-addictive, non-opioid therapy for the treatment of prescription opioid and heroin addiction. Investigators at Columbia University and NYSPI previously completed a NIDA-funded, randomized, double-blind, placebo-controlled in-unit Phase 1b/2a clinical trial to evaluate the ability of MN-166 (ibudilast) to reduce opioid withdrawal symptoms in humans. Subsequently, investigators at Columbia University and NYSPI conducted a NIDA-funded Phase 2a clinical trial of MN-166 (ibudilast) for the treatment of prescription opioid or heroin dependence. In March 2016, we announced that positive findings from the results of this completed study in opioid dependence were presented at the Behavior, Biology and Chemistry: Translational Research in Addiction Meeting.

Alcohol Addiction: According to SAMHSA’s 2021 National Survey on Drug Use and Health, there are approximately 29.5 million people aged 12 or older in the United States with alcohol use disorder. The Centers for Disease Control and Prevention (CDC) has reported that excessive alcohol use costs the United States $249 billion per year. Medicines that have been approved by the FDA to treat alcohol dependence include Antabuse®, Vivitrol®, Campral® and Revia®. However, the search for a safe and effective drug remains elusive due to limited success of these FDA-approved compounds (Witkiewitz et al., 2012). In a non-clinical trial (Bell et al., 2013), MN-166 (ibudilast) was examined in rats and mice and was found to reduce alcohol drinking in alcohol-preferring P rats and high-alcohol drinking (HAD1) rats by 50%, and in mice made dependent on alcohol at doses which had no effect on non-dependent mice. Investigators at UCLA received funding from the NIAAA to conduct a study to evaluate MN-166 (ibudilast) with a randomized, double-blind, placebo-controlled within-subject crossover design to determine the safety, tolerability and initial human laboratory efficacy of MN-166 (ibudilast) in a sample of 24 non-treatment seeking individuals with either alcohol abuse or dependence. Results of the alcohol dependence study were presented at the American College of Neuropsychopharmacology (ACNP)’s 54th Annual Meeting in December 2015. MN-166 (ibudilast), but not placebo, significantly decreased basal, daily alcohol craving over the course of the study (p<0.05). MN-166 (ibudilast) did not affect cue- and stress-induced alcohol craving. However, MN-166 (ibudilast) increased positive mood during both the cue reactivity and stress procedures. MN-166 (ibudilast) was safe and well-tolerated during the study. In May 2018, we announced plans to initiate an NIH-funded clinical trial of MN-166 (ibudilast) in alcohol dependence and withdrawal in collaboration with researchers at UCLA. This study was a randomized, double-blind, placebo-controlled Phase 2 trial to evaluate the effect of 14 days of ibudilast treatment on mood, heavy drinking, and neural reward signals in 52 patients with alcohol use disorder (AUD). Positive results of this Phase 2 clinical trial were presented at the American Psychological Association 2020 Annual Convention which was held online in August 2020. Results from this clinical trial were published in June 2021 in Nature’s Translational Psychiatry which included the following: (1) MN-166 (ibudilast) did not have a significant effect on negative mood; (2) MN-166 (ibudilast), relative to placebo, reduced the odds of heavy drinking across time by 45% (p=0.04); (3) MN-166 (ibudilast) attenuated alcohol cue-elicited activation in the ventral striatum (VS) (i.e. reduced the rewarding response to alcohol in the brain) compared to placebo (p=0.01); (4) alcohol cue-elicited activation in the VS predicted subsequent drinking in the MN-166 (ibudilast) group (p=0.02), such that individuals who had attenuated VS activation and took MN-166 (ibudilast) had the fewest number of drinks per drinking day in the week following the scan; and (5) MN-166 (ibudilast) reduced alcohol craving compared to placebo on non-drinking days (p=0.02). These findings extend preclinical and human laboratory studies of the utility of ibudilast to treat AUD and suggest a biobehavioral mechanism through which ibudilast acts, namely, by reducing the rewarding response to alcohol cues in the brain leading to a reduction in heavy drinking. In August 2018, we announced a new NIAAA-funded Phase 2b clinical trial of MN-166 (ibudilast) in alcohol dependence in collaboration with researchers at UCLA. This clinical trial, which is currently ongoing, is evaluating whether MN-166 (ibudilast) will decrease the percentage of heavy drinking days (defined as ≥ 5 drinks for men and ≥ 4 drinks for women), as compared to placebo, over the course of the 12-week trial.

In February 2022, we announced that MN-166 (ibudilast) was discussed as one of the promising pharmacological agents for the treatment of AUD in the journal Drugs. The publication, which was written by researchers at UCLA, discussed the beneficial effects of MN-166 (ibudilast) in treating AUD and noted that these effects are thought to be driven by its anti-inflammatory and pro-neurotrophic properties. In April 2022, we announced that a secondary analysis of a Phase 2 clinical trial of MN-166 (ibudilast) in AUD was published in the journal Alcoholism: Clinical and Experimental Research. The publication, which was written by researchers at UCLA, discussed the results of the secondary analysis and noted that reductions in alcohol craving may represent a primary mechanism of MN-166 (ibudilast). In December 2022, we announced that positive results from a secondary analysis of a Phase 2 trial of MN-166 (ibudilast) in AUD were published in The American Journal of Drug and Alcohol Abuse. These results showed that the high baseline C-reactive protein (CRP) group, i.e. the participants with high inflammation, who received MN-166 (ibudilast) had significantly fewer drinks per drinking day compared to the low baseline CRP group who received MN-166 (ibudilast) (p = 0.007). In January 2023, we announced that the Phase 2b clinical trial of MN-166 (ibudilast) for the treatment of alcohol use disorder had completed enrollment.

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

Degenerative Cervical Myelopathy: Degenerative cervical myelopathy (DCM), also known as cervical spondylotic myelopathy, involves spinal cord dysfunction from compression in the neck. Degenerative cervical myelopathy is the most common form of spinal cord impairment in adults and results in disability and reduced quality of life. Patients report neurological symptoms such as pain and numbness in limbs, poor coordination, imbalance, and bladder problems. According to the American Association of Neurological Surgeons, more than 200,000 cervical procedures are performed each year to relieve compression on the spinal cord or nerve roots. There are no pharmaceuticals approved for the treatment of DCM. In August 2018, we announced plans to initiate a clinical trial of MN-166 (ibudilast) in DCM in collaboration with the University of Cambridge. The trial, which is funded by a grant from the National Institute for Health Research (NIHR) in the United Kingdom (UK), is evaluating MN-166 (ibudilast) as an adjuvant treatment for DCM following spinal surgery to determine whether MN-166 (ibudilast) is more effective than placebo in improving outcomes after spinal surgery. The two co-primary endpoints are (1) the modified Japanese Orthopaedic Association (mJOA) Score, which evaluates motor dysfunction in upper and lower extremities, loss of sensation, and bladder sphincter dysfunction, at six months after surgery; and (2) Visual Analogue Scale (VAS) measure of neck pain at six months after surgery. In May 2019, we announced our participation at the Kick-off Meeting for this Phase 3 clinical trial in DCM, “REgeneration in CErvical DEgenerative Myelopathy (RECEDE Myelopathy)” in collaboration with University of Cambridge researchers. In February 2022, we announced that MN-166 (ibudilast) was discussed as a potential beneficial pharmacological agent for the treatment of DCM in Global Spine Journal. The publication, which was written by researchers at the University of Cambridge, discussed contemporary therapies that may hold therapeutic value and the attributes of MN-166 (ibudilast) that support its use in DCM. The publication noted that the combination of anti-inflammatory, neuroprotective, and neuroregenerative properties of MN-166 (ibudilast) leads to attenuation of glial cell activation and is the basis for the ongoing RECEDE Myelopathy trial.

Glioblastoma: According to the American Association of Neurological Surgeons, glioblastoma is an aggressive brain tumor that develops from glial cells (astrocytes and oligodendrocytes), grows rapidly, and commonly spreads into nearby brain tissue. The American Brain Tumor Association reports that glioblastomas represent about 14% of all primary brain tumors. More than 12,000 cases of glioblastoma are diagnosed each year in the U.S. Median survival is approximately 11-15 months for adults with more aggressive glioblastoma (IDH-wildtype) who receive standard treatment (surgery, temozolomide, and radiation therapy). In June 2017, we announced positive results from an animal model study that examined the potential clinical efficacy of MN-166 (ibudilast) for the treatment of glioblastoma which were presented at the 2017 American Society of Clinical Oncology (ASCO) Annual Meeting. Results of the glioblastoma mouse model study showed that median survival was higher in the group that received combination treatment with MN-166 (ibudilast) plus temozolomide compared to the group that received temozolomide alone. In May 2018, we announced that the Investigational New Drug

Application (IND) for MN-166 (ibudilast) for treatment of glioblastoma was accepted and opened with the FDA. We were also informed by the FDA that the proposed clinical investigation of MN-166 (ibudilast) in combination with temozolomide for treatment of glioblastoma may proceed. In October 2018, we announced that the FDA granted orphan-drug designation to MN-166 (ibudilast) as adjunctive therapy to temozolomide for the treatment of glioblastoma. In January 2019, we announced the initiation of enrollment in a clinical trial of MN-166 (ibudilast) in combination with temozolomide (TMZ, Temodar‑®) for the treatment of glioblastoma at the Dana-Farber Cancer Institute in Boston. In February 2019, we announced that Scientific Reports published results from the animal model study evaluating MN-166 (ibudilast) in glioblastoma. The article, “Ibudilast sensitizes glioblastoma to temozolomide by targeting Macrophage Migration Inhibitory Factor (MIF),” is the first publication reporting the potential clinical utility of MN-166 (ibudilast) for glioblastoma. In June 2020, we announced that positive preclinical findings were published in Frontiers in Immunology regarding the prospect of MN-166 (ibudilast) as an adjunctive treatment for glioblastoma. The publication, entitled “Glioblastoma myeloid-derived suppressor cell subsets express differential macrophage migration inhibitory factor receptor profiles that can be targeted to reduce immune suppression”, was based on our collaboration with the Cleveland Clinic. In August 2021, we announced completion of a safety review of Part 1 of the Phase 2 clinical trial of MN-166 (ibudilast) in combination with temozolomide, which enrolled 15 subjects with recurrent glioblastoma. There were no concerning safety signals observed in Part 1 and there were no serious adverse events related to MN-166 (ibudilast). Five out of 15 subjects completed cycle 6 without disease progression, i.e. 33% of subjects were progression-free at six months. In January 2023, we announced that the Phase 2 clinical trial evaluating MN-166 (ibudilast) in combination with temozolomide in glioblastoma at the Dana-Farber Cancer Institute has completed enrollment.

In April 2022, we announced that data demonstrating that MN-166 (ibudilast) prevents metastasis in a uveal melanoma (UM) animal model was published in the journal Molecular Cancer Research. The publication, which was written by researchers at Columbia University Medical Center, discussed the metastatic UM mouse model study in which quantified bioluminescence signal intensity in the abdominal region was dramatically reduced by MN-166 (ibudilast) treatment (p<0.05). The publication also noted that histological analysis of the liver tissues of control mice showed the presence of tumor cell clusters which were not present in the liver tissues of mice treated with MN-166 (ibudilast).

Prevention of Acute Respiratory Distress Syndrome (ARDS) in patients with COVID-19: ARDS is a serious lung condition that causes low blood oxygen. Difficulty breathing is usually the first symptom of ARDS. Infections are the most common risk factors for ARDS and these infections may include influenza, coronavirus, or other viruses. According to the ARDS Foundation, there are an estimated 150,000 ARDS cases per year in the U.S. and the rate of death is approximately 40% for ARDS patients. In March 2020, we announced plans to initiate development of MN-166 (ibudilast) for severe pneumonia and ARDS based on positive results of a preclinical study in an animal model of ARDS (Yang et al., 2020). Results of this preclinical study showed that MN-166 (ibudilast) treatment reversed histological changes observed in the ARDS mouse model including inflammation, hemorrhage, alveolar congestion, and alveolar wall edema. Importantly, pulmonary edema was significantly reduced by MN-166 (ibudilast) treatment (p<0.001). In addition, MN-166 (ibudilast) significantly reduced the levels of inflammatory cytokines including TNF-alpha (p<0.001), IL-1beta (p<0.001), IL-6 (p<0.001), and MCP-1 (p<0.001) in a dose-dependent manner, indicating that ibudilast suppressed the inflammatory response. Results of this study also suggest that MN-166 (ibudilast) protects against pulmonary injury by attenuating cell apoptosis in lung tissue. In addition to data from the animal model of ARDS, MN-166 (ibudilast) has been identified as a compound with potential anti-SARS-CoV-2 activity in an in vitro study which screened 1,520 compounds for SARS-CoV-2 replication inhibition (Touret et al., 2020). In April 2020, we announced plans to initiate a clinical trial of MN-166 (ibudilast) for ARDS caused by COVID-19. In July 2020, we announced that the IND for MN-166 (ibudilast) for prevention of ARDS was accepted and opened with the FDA. We were also informed by the FDA that the proposed clinical investigation of MN-166 (ibudilast) for the prevention of ARDS in patients with COVID-19 may proceed.

In August 2021, we announced completion of 75% of planned enrollment in this Phase 2 clinical trial. In April 2022, we announced that the Phase 2 clinical trial of MN-166 (ibudilast) in hospitalized COVID-19 patients at risk for developing ARDS had completed enrollment. In June 2022, we announced positive top-line results from this Phase 2 clinical trial. MN-166 (ibudilast) demonstrated large improvements compared to placebo for all four clinical endpoints analyzed. The trial achieved statistical significance for one of the co-primary endpoints, the proportion of subjects free of respiratory failure at Day 7, with 71% of subjects in the MN-166 (ibudilast) group and 35% of subjects in the placebo group free of respiratory failure at Day 7 (p=0.02). For the co-primary endpoint of clinical status (i.e., improvement on NIAID scale) at Day 7, 71% of subjects in the MN-166 (ibudilast) group and 47% of subjects in the placebo group had improved clinical status at Day 7 (p=0.08). The trial achieved statistical significance for the proportion of subjects discharged from the hospital with 65% of subjects in the MN-166 (ibudilast) group and 29% of subjects in the placebo group discharged from the hospital at Day 7 (p=0.02). In addition, 0% of subjects in the MN-166 (ibudilast) group and 24% of subjects in the placebo group had worsened clinical status at Day 7 (p=0.05). There were two deaths in the placebo group and no deaths in the MN-166 (ibudilast) group. There were no serious adverse events related to MN-166 (ibudilast). In July 2022, we announced the initiation of a first-in-human clinical study to evaluate a new parenteral (injectable) formulation of MN-166 (ibudilast). This formulation will provide an additional option for health care providers to administer MN-166 (ibudilast) in addition to the oral formulation. In January 2023, we announced that the Phase I clinical trial of MN-166 (ibudilast) 10 mg intravenous (IV) infusion in healthy volunteers was completed with a favorable safety profile and was well tolerated.

Chlorine Gas-Induced Lung Injury: In March 2021, we announced a partnership with the Biomedical Advanced Research and Development Authority (BARDA), part of the Office of the Assistant Secretary for Preparedness and Response at the U.S. Department of Health and Human Services, to develop MN-166 (ibudilast) as a potential medical countermeasure (MCM) against chlorine gas-induced lung damage such as acute respiratory distress syndrome (ARDS) and acute lung injury (ALI). Under the Division of Research, Innovation, and Ventures’ (DRIVe) Repurposing Drugs in Response to Chemical Threats (ReDIRECT) program, BARDA agreed to provide federal funding for proof-of-concept studies of MN-166 (ibudilast) in preclinical models of chlorine gas-induced acute lung injury under Contract No. 75A50121C00022. MN-166 (ibudilast) was the first compound to receive BARDA’s development support through the DRIVe ReDIRECT program. In June 2021, we announced initiation of a sheep study to investigate MN-166 (ibudilast) in an ovine model of chlorine-induced acute lung injury. Following treatment of the sheep with MN-166 (ibudilast) or control, the study will evaluate pulmonary function, lung injury and edema formation, cardiopulmonary hemodynamics, and systemic vascular permeability. In June 2021, we also announced a mouse study to investigate the efficacy of MN-166 (ibudilast) in a murine model of chlorine-induced lung injury and lethality. After mice are exposed to chlorine gas and treated with MN-166 (ibudilast) or control, the study will evaluate survival, clinical outcomes, body weights, lung weights, and upper respiratory tract histopathology. In June 2022, we announced a modification to our contract with BARDA in which the contract was amended to extend the period of performance until March 2023.

Long COVID: In August 2022, we announced plans to participate in RECLAIM (Recovering from COVID-19 Lingering Symptoms Adaptive Integrative Medicine Trial), a grant-funded, multi-center, randomized, clinical trial to evaluate MN-166 (ibudilast) and other therapies for the treatment of Long COVID, the lingering symptoms of COVID-19. We reached an agreement to collaborate with the University Health Network, an academic health sciences center located in Toronto, which has the largest hospital-based research program in Canada. In February 2023, we announced that Health Canada completed its review of the clinical trial application and granted authorization to commence the RECLAIM trial.

MN-221 (bedoradrine)

MN-221 (bedoradrine) is a novel, highly selective beta-2-adrenergic receptor agonist which has been developed for the treatment of acute exacerbations of asthma. We licensed MN-221 (bedoradrine) from Kissei Pharmaceutical Co., Ltd. (Kissei) in February 2004. In October 2022, we terminated this license agreement and we now have no further financial obligation to Kissei. Current inhaled beta-agonist treatments for asthma exacerbations are limited by bronchoconstriction or insufficient airflow due to inflammation and airway constriction, which reduces the amount of inhaled drug that can get into the lungs. In addition, the amount of inhaled treatments a patient can tolerate is limited due to the potential for cardiovascular side effects (e.g. increased heart rate).

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

Acute Exacerbation of Asthma: According to the most recent data available from the United States National Center for Health Statistics, there were 1.84 million emergency department visits due to asthma in 2019 and 3,524 deaths due to asthma in 2019.

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

Nonalcoholic Steatohepatitis (NASH) and Nonalcoholic Fatty Liver Disease (NAFLD): Nonalcoholic fatty liver disease (NAFLD) is a condition in which there is fat in the liver. Some individuals with NAFLD can develop nonalcoholic steatohepatitis (NASH), a condition in which there is fat in the liver along with inflammation and damage to liver cells. NASH is a common liver disease that resembles alcoholic liver disease but occurs in people who drink little or no alcohol. According to the United States National Institute of Diabetes and Digestive and Kidney Diseases (NIDDK), NASH prevalence in adults in the United States is 1.5 - 6.5%, and approximately 24% of U.S. adults have nonalcoholic fatty liver disease (NAFLD). The underlying cause of NASH is unclear, but it most often occurs in persons who are middle-aged and overweight or obese. Many patients with NASH have elevated serum lipids, diabetes or pre-diabetes. Progression of NASH can lead to liver cirrhosis. Liver transplantation is the only treatment for advanced cirrhosis with liver failure. At this time, there is no pharmaceutical treatment approved for NAFLD or NASH.

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

We have an open IND and the FDA has approved three different Phase 2 clinical trial protocols for MN-001 (tipelukast) for the treatment of NASH and NAFLD in the United States. In April 2018, we announced that we would terminate early the Phase 2 clinical trial of MN-001 (tipelukast) in NASH and NAFLD patients with hypertriglyceridemia based on the significant positive results from an interim analysis. This data was presented at the International Liver Congress 2018, the 53rd annual meeting of the European Association for the Study of the Liver (EASL) in Paris, France in April 2018. MN-001 (tipelukast) significantly reduced mean serum triglycerides by

135.7 mg/dL, resulting in a 41.3% reduction (p=0.02), which includes the data from the 15 subjects who completed eight weeks of treatment. Excluding one outlier with an extremely high triglyceride level of 1288 mg/dL before treatment, MN-001 (tipelukast) significantly reduced mean serum triglycerides by 74.9 mg/dL, resulting in a 28.8% reduction (p=0.00006). The FDA has granted Fast Track designation to MN-001 (tipelukast) for the treatment of patients with NASH with fibrosis.

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

In April 2022, we announced that the FDA completed its review of a proposed Phase 2 clinical trial to evaluate MN-001 (tipelukast) for the treatment of patients with NAFLD, type 2 diabetes mellitus, and hypertriglyceridemia and the study may proceed. This multi-center, two-arm, randomized, double-blind, placebo-controlled Phase 2 trial will evaluate MN-001 (tipelukast) vs. placebo in approximately 40 patients in the U.S. Patients will be randomized 1:1 to receive either 500 mg/day of MN-001 (tipelukast) or placebo for 24 weeks. The co-primary endpoints are (1) change from baseline in liver fat content measured by MRI Proton Density Fat Fraction (MRI-PDFF) at Week 24, and (2) change from baseline in fasting serum triglycerides at Week 24. In July 2022, we announced the initiation of this Phase 2 clinical trial to evaluate MN-001 (tipelukast) for the treatment of patients with NAFLD, type 2 diabetes mellitus, and hypertriglyceridemia. In December 2022, we announced the presentation of positive results from a subgroup analysis of the completed Phase 2 clinical trial which evaluated MN-001 (tipelukast) in participants with NAFLD and hypertriglyceridemia (HTG) at the International Diabetes Federation (IDF) World Diabetes Congress 2022. Compared to subjects without Type 2 diabetes mellitus (T2DM), the T2DM group showed a greater reduction in serum triglyceride levels at Week 8 (50.8% reduction for with T2DM versus 17.8% reduction for without T2DM, p=0.098). Mean HDL increase was significantly greater in subjects with T2DM than subjects without T2DM at Week 8 (15.8% versus 1.0%, p<0.0002). In comparison to subjects without T2DM, the T2DM group showed a greater reduction in serum LDL levels at Week 8 (15.4% versus 6.7%).

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

		Multicenter MediciNova, Inc. Cleveland Clinic / Multicenter National Institute on Neurological Diseases and Stroke MediciNova, Inc.	Completed Completed

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

Intellectual Property and License Agreements

Since our inception in September 2000, we have entered into license agreements with pharmaceutical companies which cover our current product candidates. We have also entered into license agreements with universities which cover additional intellectual property related to our product candidates. In general, we seek to procure patent protection for our anticipated products, or obtain such protection from the relevant patents owned by our licensors. We hold 32 issued U.S. patents and have filed 12 additional U.S. patent applications. We also hold 89 issued foreign patents and 31 pending foreign patent applications corresponding to these U.S. patents and patent applications. We are not aware of any third party infringement of the patents owned or licensed by us and are not party to any material claims by third parties of infringement by us of such third parties’ intellectual property rights. The following is a description of our existing license agreements and intellectual property rights for each of our clinical product candidates.

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

We own, co-own or hold licenses to 15 issued U.S. patents and 11 pending U.S. patent applications as well as 39 issued foreign patents and 23 pending foreign patent applications covering MN-166 (ibudilast) and its analogs. These patents and patent applications are related to our development portfolio and are primarily directed to methods of treating various indications using MN-166 (ibudilast) and its analogs.

We have been granted a U.S. patent which covers the use of MN-166 (ibudilast) for the treatment of progressive forms of MS. This patent will expire no earlier than November 2029, not including a potential extension under patent term restoration rules, and covers a method of treating PPMS or SPMS by administering MN-166 (ibudilast). Counterparts of this patent application have been granted in certain foreign jurisdictions. We have been granted a U.S. patent which covers the combination of MN-166 (ibudilast) and interferon-beta for the treatment of progressive MS, including both PPMS and SPMS, and it expires no earlier than October 2039. We have been granted a U.S. patent which covers the use of MN-166 (ibudilast) for the treatment of amyotrophic lateral sclerosis (ALS) and it expires no earlier than January 2029. We have been granted a U.S. patent which covers the combination of MN-166 (ibudilast) and riluzole for the treatment of ALS and other neurodegenerative diseases and it expires no earlier than November 2035. Counterparts of this patent application have been granted in certain foreign jurisdictions. We have been granted two U.S. patents which cover the use of MN-166 (ibudilast) as part of a combination treatment for glioblastoma and these patents expire no earlier than February 2039. We have been granted a U.S. patent which covers the use of MN-166 (ibudilast) for the treatment of drug addiction or drug dependence or withdrawal syndrome and it expires no earlier than January 2030. Counterparts of this patent application have been granted in certain foreign jurisdictions. We have been granted a U.S. patent which covers the use of MN-166 (ibudilast) for the treatment of neuropathic pain and it expires no earlier than December 2025. We have been granted a U.S. patent which covers the use of MN-166 (ibudilast) for the treatment of an ophthalmic disease/disorder or injury associated with a neurodegenerative disease/disorder or a neuro-ophthalmologic disorder and it expires no earlier than October 2039.

MN-221 (bedoradrine)

On February 25, 2004, we entered into an exclusive license agreement with Kissei for the development and commercialization of MN-221 (bedoradrine). In October 2022, we terminated this license agreement and we now have no further financial obligation to Kissei. Following termination of the license agreement, Kissei transferred to us the drug master file for MN-221 (bedoradrine), all related communications with FDA and all related ownership rights. We have no further obligations to Kissei in connection with developing and commercializing MN-221 (bedoradrine).

In addition to the previously licensed patents, we have filed patent applications in the United States and certain foreign countries regarding additional uses and formulations of MN-221 (bedoradrine). We have been granted a U.S. patent which covers the use of MN-221 (bedoradrine) for the treatment of acute exacerbations of asthma and it expires no earlier than November 2030. This patent includes claims covering the use of MN-221 (bedoradrine) in combination with a standard of care treatment regimen and covers different routes of administration, including intravenous, oral and inhalation. We have been granted a U.S. patent that covers the use of MN-221 (bedoradrine) for the treatment of irritable bowel syndrome and it expires no earlier than April 2031.

MN-001 (tipelukast)

On March 14, 2002, we entered into an exclusive license agreement with Kyorin for the development and commercialization of MN-001 (tipelukast). We obtained an exclusive, worldwide (excluding Japan, China, South Korea and Taiwan) sub-licensable license to the patent rights and know-how related to MN-001 (tipelukast) and its active metabolite, MN-002, disclosed and included in, or covered by, these patents, in all indications, except for ophthalmic solution formulations. This license included an exclusive, sub-licensable license under two U.S. patents and certain corresponding patents in foreign countries. The United States composition of matter patent for MN-001 (tipelukast) underlying the license expired on February 23, 2009, and the United States composition of matter patent for MN-002 underlying the license expired on December 30, 2011. Foreign composition of matter patents for MN-001 (tipelukast) and MN-002 have also expired. We have been granted 14 U.S. patents and 41 foreign patents covering certain compositions, uses and manufacturing processes associated with MN-001 (tipelukast) and MN-002. Uses covered by these U.S. patents include nonalcoholic steatohepatitis (NASH), advanced NASH with fibrosis, nonalcoholic fatty liver disease (NAFLD), steatosis, hypertriglyceridemia, hypercholesterolemia, hyperlipoproteinemia, fibrosis, ulcerative colitis, interstitial cystitis, and irritable bowel syndrome. Patent applications corresponding to these U.S. patents have been filed in certain foreign countries and some of the foreign patents have issued.

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

MN-166 (ibudilast) for Progressive Multiple Sclerosis (Progressive MS)

Our MN-166 (ibudilast) product candidate is in development for the treatment of progressive MS. Mitoxantrone is approved for the treatment of secondary progressive MS but it cannot be used on a long-term basis because of the potential for cardiac toxicity. Mayzent (siponimod), Mavenclad (cladribine), Vumerity (diroximel fumarate), Zeposia (ozanimod), Kesimpta (ofatumumab), Bafiertam (monomethyl fumarate), Ponvory (ponesimod), and Briumvi (ublituximab-xiiy) are approved for the treatment of secondary progressive MS with relapses. Ocrevus (ocrelizumab) is approved for the treatment of primary progressive MS. Other programs in clinical development for progressive MS include Sanofi’s tolebrutinib, Roche’s fenebrutinib, and AB Science’s masitinib.

MN-166 (ibudilast) for Amyotrophic Lateral Sclerosis (ALS)

Our MN-166 (ibudilast) product candidate is also in development for the treatment of ALS. Generic riluzole, which is also sold under the brand names Rilutek and Tiglutik, Radicava (edaravone), and Relyvrio (sodium phenylbutyrate and taurursodiol) are approved for the treatment of ALS. We are aware of additional compounds in clinical development for the treatment of ALS at other companies including Cytokinetics, BrainStorm Cell Therapeutics, AB Science, Biogen, Ionis Pharmaceuticals, Biohaven Pharmaceuticals, and Clene.

MN-166 (ibudilast) for Substance Dependence and Addiction

Our MN-166 (ibudilast) product candidate is also in development for the treatment of opioid dependence, methamphetamine addiction, and alcohol dependence. Current treatments for opioid withdrawal symptoms include narcotics such as generic methadone and Indivior, Inc.’s Suboxone Film (buprenorphine + the opioid antagonist naloxone). Other products approved for opioid dependence include Alkermes’s Vivitrol (naltrexone monthly injection), Orexo’s Zubsolv (buprenorphine and naloxone), and Indivior’s Sublocade (buprenorphine extended-release injection). In December 2018, Braeburn announced tentative FDA approval of BRIXADI, an extended-release weekly and monthly injectable buprenorphine product, for the treatment of moderate to severe opioid use disorder. In December 2022, Braeburn announced that the New Drug Application (NDA) resubmission for BRIXADI was accepted by the FDA with a PDUFA action date set for May 23, 2023. Limited non-narcotic drug candidates for opioid withdrawal symptoms exist. US WorldMeds, LLC’s Lucemyra (lofexidine) is a central alpha-2 adrenergic agonist approved for mitigation of opioid withdrawal symptoms to facilitate abrupt opioid discontinuation. There are no pharmaceuticals currently approved for the treatment of methamphetamine addiction. Approved treatments for alcohol dependence include Antabuse (disulfiram), Vivitrol (naltrexone), and generic acamprosate. We are aware of additional treatments in development for the treatment of alcohol dependence at other companies including Opiant Pharmaceuticals.

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

MN-166 (ibudilast) for Glioblastoma

We have initiated clinical development of our MN-166 (ibudilast) product candidate for the treatment of glioblastoma. Surgery, radiation, and chemotherapy with the drug temozolomide is the current standard of treatment for glioblastoma. GLIADEL® WAFER (carmustine implant) and AVASTIN® (bevacizumab) are also approved for the treatment for glioblastoma. We are aware of additional compounds in development for the treatment of glioblastoma at other companies including Kazia Therapeutics, Kintara Therapeutics, Denovo Biopharma, and Laminar Pharmaceuticals.

MN-166 (ibudilast) for Prevention of Acute Respiratory Distress Syndrome (ARDS) in patients with COVID-19

Our MN-166 (ibudilast) product candidate is also in development for the prevention of ARDS in patients with COVID-19. While we are not aware of any other therapeutics that are in development specifically for this indication, we are aware of other therapeutics approved or in development for the treatment COVID-19. In October 2020, Gilead Sciences announced FDA approval of its antiviral drug Veklury (remdesivir) for the treatment of patients with COVID-19 requiring hospitalization. In November 2020, the FDA granted Emergency Use Authorization (EUA) for Eli Lilly's investigational neutralizing antibody bamlanivimab (LY-CoV555) for the treatment of COVID-19 patients at high risk for progressing to severe COVID-19 and/or hospitalization. In November 2020, Eli Lilly and Incyte announced that the FDA issued an EUA for the distribution and emergency use of baricitinib to be used in combination with remdesivir in hospitalized COVID-19 patients. In November 2020, Regeneron Pharmaceuticals announced that its multi-antibody therapy casirivimab and imdevimab administered together received EUA from the FDA for the treatment of COVID-19. In February 2021, the FDA issued an EUA for Eli Lilly's bamlanivimab and etesevimab, administered together, for the treatment of COVID-19 patients who are at high risk for progression to severe COVID-19. In May 2021, the FDA issued an EUA for GlaxoSmithKline’s sotrovimab for the treatment of COVID-19 patients who are at high risk for progression to severe COVID-19. In June 2021, the FDA issued an EUA for Roche’s Actemra (tocilizumab) for the treatment of hospitalized COVID-19 patients. In December 2021, Pfizer announced that the FDA granted an EUA for PAXLOVID (nirmatrelvir tablets and ritonavir tablets) for the treatment of mild to moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg) who are at high risk for progression to severe COVID-19. In December 2021, Merck and Ridgeback Biotherapeutics announced that the FDA granted an EUA for molnupiravir, an investigational oral antiviral, to treat mild to moderate COVID-19 in adults who are at high risk for progression to severe COVID-19 and for whom alternative COVID-19 treatment options authorized by the FDA are not accessible or clinically appropriate. In February 2022, the FDA issued an EUA for Eli Lilly's bebtelovimab for the treatment of mild to moderate COVID-19 in adults and pediatric patients who are at high risk for progression to severe COVID-19 and for whom alternative COVID-19 treatment options are not accessible or clinically appropriate. In November 2022, the FDA issued an EUA for Swedish Orphan Biovitrum's Kineret (anakinra) for the treatment of hospitalized COVID-19 adults with pneumonia requiring supplemental oxygen who are at risk for progressing to severe respiratory failure and are likely to have an elevated plasma soluble urokinase plasminogen activator receptor (suPAR). We are aware of additional treatments in development for the treatment of COVID-19 at other companies including Merck and AstraZeneca.

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

MN-001 (tipelukast) for Nonalcoholic Steatohepatitis (NASH) and Nonalcoholic Fatty Liver Disease (NAFLD)

Our MN-001 (tipelukast) product candidate has been developed for the treatment of NASH and NAFLD. There are currently no pharmaceuticals approved for the treatment of NASH or NAFLD. We are aware of compounds in clinical development for the treatment of NASH or NAFLD at other companies including Intercept Pharmaceuticals, Galectin Therapeutics, Gilead Sciences, Galmed Pharmaceuticals, Bristol-Myers Squibb, Pfizer, Novartis, Novo Nordisk, Merck, and Madrigal Pharmaceuticals.

MN-001 (tipelukast) for Idiopathic Pulmonary Fibrosis (IPF)

Our MN-001 (tipelukast) product candidate is in development for the treatment of IPF. Products approved in the United States for treatment of IPF include Roche’s (formerly InterMune) Esbriet (pirfenidone) and Boehringer Ingelheim’s OFEV (nintedanib). Companies working on clinical development programs for treatment of IPF include Roche, United Therapeutics, and FibroGen.

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

Human Capital Resources

We have assembled an experienced and cohesive management and support team, with core competencies in general management, clinical development, regulatory affairs and corporate development. We have 13 employees as of the date of this report, all of which are full-time. We believe that our relations with our employees are good, and we have no history of work stoppages.

Company Information

We were originally incorporated in the State of Delaware in September 2000. Our principal executive offices are located at 4275 Executive Square, Suite 300, La Jolla, CA 92037. Our telephone number is 858-373-1500. Our website is www.medicinova.com, which includes links to reports we have filed with the Securities and Exchange Commission (SEC). The information contained in, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

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

We have incurred significant net losses since our inception in September 2000. For the year ended December 31, 2022 and 2021, we had a net loss of $14.1 million and $10.1 million. As of December 31, 2022 and December 31, 2021, our accumulated deficit was $407.1 million and $393.1 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product candidates, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. As of December 31, 2022, we had available cash and cash equivalents of $18.5 million, investments of $40.0 million and working capital of $55.8 million. There can be no assurances that there will be adequate financing available to us in the future on acceptable terms, or at all. If we are unable to obtain additional financing, we may have to out-license or sell one or more of our programs or cease operations.

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

We expect our research and development expenses to increase moderately in 2023 relative to 2022 as we continue development of MN-166 (ibudilast), MN-001 (tipelukast), and any other future product candidates. We do expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing drug products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

If we have taxable income in the future, utilization of the net operating losses (NOL) and tax credit carryforwards will be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions due to ownership change limitations that have occurred. These ownership changes will limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. We have not completed an ownership change analysis since 2011. If a requisite ownership change occurs, the amount of remaining tax attribute carryforwards available to offset taxable income and reduce income tax expense in future years may be restricted or eliminated. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

We will need to obtain additional funding to complete the development and any commercialization of our product candidates, if approved. If we fail to obtain this capital necessary to fund our operations, we will be forced to significantly delay, scale back or eliminate some or all of our clinical or regulatory activities or other operations.

We have consumed substantial amounts of capital since our inception in September 2000.

We expect to manage the maturities of our investments to be able to fund our cash needs for operations and, as of the date of this report, we believe we have sufficient working capital to fund operations at least through the end of 2024. Our business will continue to require us to incur substantial research and development expenses. We believe that without raising additional capital from accessible sources of financing, we will not otherwise have adequate funding to continue our operations and to complete the development of our existing product candidates or the commercialization of any products we successfully develop. There is no guarantee that adequate funds will be available when needed from debt or equity financings, arrangements with partners, or from other sources, on terms attractive to us, or at all. The inability to obtain sufficient additional funds when needed to fund our operations would require us to significantly delay, scale back, or eliminate some or all of our clinical or regulatory activities and reduce general and administrative expenses.

We do not have any products that are approved for commercial sale and therefore currently generate no revenues from sales of any products and may never generate any revenues from product sales or be profitable in the foreseeable future, if ever.

To date, we have funded our operations primarily from sales of our securities and, to a lesser extent, debt financing. We do not have any products that are approved for commercial sale and do not anticipate generating any product revenue unless and until one of our product candidates receives the regulatory approvals necessary for commercialization in one or more jurisdictions. We do not expect to receive any revenues from the commercialization of our product candidates for at least the next several years, if at all. We anticipate that, prior to our commercialization of a product candidate, out-licensing upfront and milestone payments will be our primary source of revenue if we can enter into collaborations, strategic alliances or other agreements that would provide us with such revenues. To obtain revenues from sales of our product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing drugs with commercial potential. We may never succeed in these activities, and we may not generate sufficient revenues to continue our business operations or achieve and maintain profitability.

We are largely dependent on the success of our MN-166 (ibudilast) and MN-001 (tipelukast) product candidates and we cannot be certain that these product candidates will receive regulatory approval or be successfully commercialized.

We currently have no products that are approved for commercial sale and we have never had any products approved for commercial sale. We cannot guarantee that we will ever have any drug products approved for sale. The research, testing, manufacturing, labeling, approval, sales, marketing and distribution of drug products are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries. We are not permitted to market any of our product candidates in the United States until we submit and receive approval of a New Drug Application (NDA) for a product candidate from the FDA or its foreign equivalent from a foreign regulatory authority. Obtaining FDA approval is a lengthy, expensive and uncertain process. To date we have invested a substantial majority of our business efforts and financial resources to the development and commercialization of our MN-166 (ibudilast) and MN-001 (tipelukast) product candidates. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize MN-166 (ibudilast) and MN-001 (tipelukast) and we cannot accurately predict when or if either MN-166 (ibudilast) or MN-001 (tipelukast) will receive regulatory approval. Neither of these product candidates have completed the clinical development process, and therefore we have not submitted an NDA or foreign equivalent or received marketing approval for either product candidate.

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

Our product candidates are subject to the risks of failure inherent in drug development. We will be required to demonstrate through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population for the relevant target indications before we can seek regulatory approvals for their commercial sale. Success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing, even at statistically significant levels. For example, we may not be able replicate the positive results from our Phase 2 trial of MN-166 (ibudilast) in alcohol use disorder in clinical trials for other indications in the future. Clinical trial failure may result from a multitude of factors including flaws in trial design, dose selection, placebo effect, patient enrollment criteria, relatively smaller sample size in earlier trials, and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing.

A number of companies have suffered significant setbacks in the advancement of clinical trials, even after earlier clinical trials have shown promising results and we cannot be certain that we will not face similar setbacks. Any of our planned clinical trials for our product candidates may not be successful for a variety of reasons, including the clinical trial designs, the failure to enroll a sufficient number of patients, undesirable side effects and other safety concerns and the inability to demonstrate sufficient efficacy. If a product candidate fails to demonstrate sufficient safety or efficacy, we would experience potentially significant delays in, or be required to abandon, development of such product candidate. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates and impair our ability to commercialize our product candidates and may harm our business and results of operations.

Our attempts to develop MN-001 (tipelukast) in NASH, NAFLD and IPF may detract from our efforts to develop other product candidates and may limit the effectiveness of our product development efforts as a whole.

We have decided to pursue development of MN-001 (tipelukast) in NASH, NAFLD and IPF. These activities may divert financial and management resources from our other product development activities and may limit our ability to complete or continue those other programs.

In order to commercialize a therapeutic drug successfully, a product candidate must receive regulatory approval after the successful completion of clinical trials, which can be lengthy, complex and costly, have a high risk of failure and can be delayed or terminated at any time.

Our product candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is lengthy, costly, time-consuming, uncertain and subject to unanticipated delays. To receive regulatory approval for the commercial sale of any of our product candidates, we must conduct, at our own expense, adequate and well-controlled clinical trials in human patients to demonstrate the efficacy and safety of the product candidate. Clinical testing is complex, expensive, takes many years and has an uncertain outcome. To date, we have obtained regulatory authorization to conduct clinical trials for our product development programs. INDs were approved by the FDA and are active for our product candidates.

It may take years to complete the clinical development necessary to commercialize our product candidates, and delays or failure can occur at any stage, which may result in our inability to market and sell any of our product candidates that are ultimately approved by the FDA or foreign regulatory authorities. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing. Interim results of clinical trials do not necessarily predict final results, and success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials even after obtaining promising results in earlier clinical trials. In addition, any delays in completing clinical trials or the rejection of data from a clinical trial by a regulatory authority will result in increased development costs and could have a material adverse effect on the development of the impacted product candidate.

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

The ongoing COVID-19 global pandemic has adversely impacted and may materially and adversely impact our business and operations. Any other illness or communicable disease, or any other public health crisis, could also adversely affect our business, results of operations and financial condition.

In December 2019, an outbreak of COVID-19 began and, in March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. In addition, in response to the COVID-19 pandemic, many state, local and foreign governments put in place quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that impacted our business, personnel, personnel at third-party manufacturing facilities and the availability or cost of materials. The ongoing COVID-19 global pandemic has adversely impacted and may materially and adversely impact our business and operations. For example, we saw a decrease in the number of patient visits at some clinical trial sites, which we believe resulted in slower enrollment in our clinical trials than would have occurred without the pandemic. We could be negatively impacted by any other illness or communicable disease, or any other public health crisis that, like COVID-19 pandemic, results in economic and trade disruptions, including the disruption of global supply chains.

The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to sudden change, despite expiration of most of the mandates and a waning effect of the pandemic. Any future impacts could have a material, adverse impact on our liquidity, capital resources, operations and business and those of the third parties we rely on, and could worsen over time. The extent of the impact of the COVID-19 pandemic on our financial condition, liquidity, and future results of operations, including our ability to continue to advance our product development programs in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transports, all of which are uncertain and cannot be predicted. While we do not yet know the full extent of the potential future impacts on our business, any of these occurrences could significantly harm our business, results of operations and financial condition. An extended period of global supply chain and economic disruption could also materially affect our business, results of operations, access to sources of liquidity and financial condition.

If our competitors develop and market products more rapidly than we do or that are more effective, safer or more affordable than our product candidates, our commercial opportunities may be negatively impacted.

The biotechnology and pharmaceutical industries are highly competitive and subject to rapid and intense technological change. We face, and will continue to face, competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies, in the United States and abroad. Some of these competitors have products or are pursuing the development of drugs that target the same diseases and conditions that are the focus of our product development programs. We cannot assure you that developments by others will not render our product candidates obsolete or noncompetitive. Many of our competitors have products that have been approved or are in advanced development and may succeed in developing drugs that are more effective, safer, more affordable or more easily administered than ours, or that achieve patent protection or commercialization sooner than our products. Our competitors may also develop alternative therapies that could further limit the market for any product candidates that we are able to obtain approval for, if at all. In addition, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical industry at a rapid pace. These developments may render our product candidates obsolete or noncompetitive.

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

We will depend on strategic collaborations with third party partners to develop and commercialize selected product candidates and will not have control over a number of key elements relating to the development and commercialization of these product candidates if we are able to achieve such third party arrangements.

A key aspect of our strategy is to seek strategic collaborations with partners, such as large pharmaceutical companies, that are willing to conduct later-stage clinical trials and further develop and commercialize selected product candidates. To date, we have not entered into any such collaborative arrangements, and we may not be able to enter into any collaborations or otherwise monetize these product candidates on acceptable terms, if at all.

By entering into a strategic collaboration with a partner, we may rely on the partner for financial resources and for development, regulatory and commercialization expertise. Even if we are successful in entering into a strategic collaboration for one of our product candidates, we will not have control over a number of key elements relating to the development and commercialization of these product candidates. Further, our partner may fail to develop or effectively commercialize the product candidate because such partner:

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

We rely on third parties to conduct our clinical trials, and we may incur additional development costs, experience delays in the commencement and completion of clinical trials, and be unable to obtain regulatory approval for or commercialize our product candidates on our anticipated timeline if these third parties do not successfully carry out their contractual duties or meet expected deadlines, which may have an adverse effect on our business and prospects.

We do not have the ability to independently conduct our clinical trials. We currently rely extensively on third parties, such as CROs, medical institutions, clinical investigators, contract laboratories and other service providers to perform important functions related to the conduct of our clinical trials, the collection and analysis of data and the preparation of regulatory submissions. Although we design and/or manage our current clinical trials to ensure that each clinical trial is conducted in accordance with its investigational plan and protocol, we do not have the ability to conduct all aspects of our clinical trials directly for our product candidates. We expect to continue to rely upon third parties to conduct additional clinical trials of potential future product candidates. These third parties are not our employees, and except for remedies available to us under our agreements with such third party, we have limited ability to control the amount or timing of resources that any such third party will devote to our clinical trials. Some of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements with a third party, it would delay our development activities.

The FDA requires us and our third parties to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on these third parties does not relieve us of these responsibilities and requirements. The CROs, medical institutions, clinical investigators, contract laboratories and other service providers that we employ in the conduct of our clinical trials are not our employees, and we cannot control the amount or timing of resources that they devote to our product development programs. If any of these third parties fails to devote sufficient care, time and resources to our product development programs, if its performance is substandard, or if any third party is inspected by the FDA and found not to be in compliance with GCPs, it will delay the completion of the clinical trial in which they are involved and the progress of the affected development program. The CROs and other third-party service providers with which we contract for execution of our clinical trials play a significant role in the conduct of the clinical trials and the subsequent collection and analysis of data. Any failure of the CROs and other third-party service providers to meet their obligations could adversely affect clinical development of our product candidates. Moreover, these third parties may have relationships with other commercial entities, some of which may have competitive products under development or currently marketed, and our competitive position could be harmed if they assist our competitors. In addition, the operations of our CROs and other third-party service providers may be constrained or disrupted by the ongoing COVID-19 pandemic. If any of these third parties does not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our product candidates. In addition, while we believe that there are numerous alternative sources to provide these services, we might not be able to enter into replacement arrangements without delays or additional expenditures if we were to seek such alternative sources. Switching or adding additional CROs, investigators and other third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays can occur, which could materially impact our ability to meet our desired clinical development timelines. The COVID-19 pandemic and government measures taken in response have also had a significant impact on many CROs. Although we plan to carefully manage our relationships with our CROs, investigators and other third parties, we may nonetheless encounter challenges or delays in the future, which could have a material and adverse impact on our business, financial condition and prospects.

We rely on third party manufacturers to produce our product candidates, which may result in delays in our clinical trials and the commercialization of products, as well as increased costs.

We have no manufacturing facilities, and we do not intend to develop facilities for the manufacture of our product candidates for clinical trials or commercial purposes in the foreseeable future. We rely, and expect to continue to rely, on third party manufacturers to produce, in collaboration with us, sufficient quantities of our product candidates for clinical trials, and we plan to contract with third party manufacturers to produce sufficient quantities of any product candidates that may be approved by the FDA or other regulatory authorities for commercial sale. While we believe that there are competitive sources available to manufacture our product candidates, we may not be able to enter into arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty.

Reliance on third party manufacturers limits our ability to control certain aspects of the manufacturing process and therefore exposes us to a variety of significant risks, including risks related to our ability to commercialize any products approved by regulatory authorities or conduct clinical trials, reliance on such third parties for regulatory compliance and quality assurance, and the refusal or inability of a third party manufacturer to supply our requirements on a long-term basis. In addition, manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel and compliance with federal, state and foreign regulations. In addition, the ongoing COVID-19 pandemic may impact our third party manufacturers from producing sufficient quantities of any product candidate. Also, our manufacturers may not perform as agreed. If our manufacturers were to encounter any of these difficulties, our ability to timely produce our product candidates for clinical trials and commercial sale may be interrupted, which could result in delayed clinical trials or delayed regulatory approval and lost or delayed revenues.

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

We, or our third-party manufacturers, may not be able to manufacture our product candidates in sufficient quality or commercial quantities, which would delay or prevent us from commercializing our product candidates.

To date, our product candidates have been manufactured in small quantities for preclinical studies and clinical trials. If any of our product candidates is approved by the FDA or comparable regulatory authorities in other countries for commercial sale, we or our third-party manufacturers will need to manufacture such product candidate in larger quantities. We or our third-party manufacturers may not be able to increase successfully the manufacturing capacity for any of our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we or our third-party manufacturers are unable to increase successfully the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply. Our product candidates require precise, high quality manufacturing. Our failure to achieve and maintain these high manufacturing standards in collaboration with our third party manufacturers, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could harm our business, financial condition and results of operations.

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

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates progress through preclinical to late stage clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield, manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates and generate revenue.

Our product candidates, if approved for sale, may not gain acceptance among physicians, patients and the medical community, thereby limiting our potential to generate revenues.

If any of our product candidates is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product by physicians, healthcare professionals and third party payers and our profitability and growth will depend on a number of factors, including:

•
demonstration of efficacy and safety;
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
•
publicity concerning our products or competing products;
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

Our ability to commercialize our product candidates, if approved, successfully will depend in significant part on pricing and cost effectiveness, including our ability to produce a product at a competitive price and our ability to obtain appropriate coverage of and reimbursement for our products and related treatments from governmental authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs. Third party payers are increasingly challenging the prices charged for medical products and services. We cannot provide any assurances that third party payers will consider our products cost-effective or provide coverage of and reimbursement for our products, in whole or in part.

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

We are dependent upon the continued services of our executive officers and other key personnel, particularly Yuichi Iwaki, M.D., Ph.D., our founder and our President and Chief Executive Officer, who has been instrumental in our ability to in-license product candidates from Japanese pharmaceutical companies and secure financing from Japanese institutions. The relationships that certain of our key managers have cultivated with pharmaceutical companies from whom we license product candidates and to whom we expect to out-license product candidates make us particularly dependent upon their continued services with us, whether through employment, service on our board of directors or a consulting agreement. We are also substantially dependent on the continued services of clinical development personnel because of the highly technical nature of our product development programs. We are not presently aware of any plans of our executive officers or key personnel to retire or leave employment. Following termination of employment, these individuals may engage in other businesses that may compete with us.

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

The Sarbanes-Oxley Act requires that we (i) maintain effective internal controls for financial reporting and disclosure controls and procedures and (ii) perform an evaluation of our internal control over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404. Our listing obligations under the Standard Market of the Tokyo Stock Exchange, or TSE, also require that we comply either with Section 404 of the Sarbanes-Oxley Act or equivalent regulations in Japan and we elected to comply with Section 404. Additionally, we are subject to attestation by our independent registered public accounting firm regarding our internal controls over financial reporting as of December 31, 2022 under Japanese securities laws. Our efforts to comply with Section 404 and related regulations have required, and continue to require, the commitment of significant financial and managerial resources. We cannot be certain that a material weakness will not be identified when we test the effectiveness of our controls in the future. If a material weakness is identified, we could be subject to sanctions or investigations by NASDAQ, the SEC, the TSE or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

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

We, or our third-party CROs or other contractors or consultants, may be subject to information technology systems failures, network disruptions, breaches in data security and computer crime and cyber-attacks, which could result in a material disruption of our product candidates' development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party contractors who have access to our confidential information

Information technology system failures, network disruptions, breaches of data security and sophisticated and targeted computer crime and cyber-attacks could disrupt our operations by impeding our drug development programs, including delays in our regulatory efforts, the manufacture or shipment of products, the processing of transactions or reporting of financial results, or by causing an unintentional disclosure of confidential information. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. In the ordinary course of our business, we collect and store sensitive data in our data centers and on our networks, including IP, proprietary business information, and personal information of our business partners and employees. Despite our efforts to protect sensitive, confidential or personal data or information, our facilities and systems and those of our third party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations. While management has taken steps to address these concerns by conducting employee training, implementing certain data and system redundancy, hardening and fail-over along with other network security, comprehensive monitoring of our networks and systems, maintenance of backup and protective systems and other internal control measures, there can be no assurance that the measures we have implemented to date would be sufficient in the event of a system failure, loss of data or security breach. As a result, in the event of such a failure, loss of data or security breach, our financial condition and operating results could be adversely affected.

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

Risks Related to the Securities Markets and Investment in Our Common Stock

The stock price of our common stock may be volatile or decline regardless of our operating performance, and you may not be able to resell our shares at a profit or at all.

Despite the listing of our common stock on the NASDAQ Global Market and the Standard Market of the Tokyo Stock Exchange in Japan, trading volume in our securities has been light and an active trading market may not develop for our common stock. In 2022, our average trading volume was approximately 61,378 shares per day on the NASDAQ Global Market and approximately 67,690 shares per day on the Standard Market.

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like us in particular, have historically been highly volatile and may continue to be highly volatile in the future. For example, since the date of our initial public offering in Japan on February 8, 2005 through December 31, 2022, our common stock has traded as high as approximately $42.00 and as low as approximately $1.30. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, many of which are beyond our control:

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
•
the economy as a whole and market conditions in our industry, including conditions resulting from COVID-19;
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

Our common stock may be delisted on the NASDAQ Global Market or the Standard Market of the Tokyo Stock Exchange.

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

The sale of additional common stock, including under our existing shelf registration statement and at market issuance sales agreement may cause substantial dilution to our existing stockholders and/or the price of our common stock to decline.

Sales of a substantial number of shares of our common stock could cause our stock price to decline. Sales of a substantial number of shares of our common stock could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of February 13, 2023, we had 49,046,246 shares of common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

Further, we have registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of our outstanding warrant or options, or the perception that such sales may occur, could adversely affect the market price of our common stock. We also expect that significant additional capital may be needed in the future to continue our planned operations.

On August 26, 2022, we filed a shelf registration statement (Shelf Registration Statement) on Form S-3 with the SEC (that was declared effective by the SEC on September 6, 2022), which permits us to offer up to $200.0 million of our common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including units from time to time. Our Shelf Registration Statement is intended to provide us with flexibility to raise capital in the future for general corporate purposes. As part of this Shelf Registration Statement, we also entered into an amendment to an at market issuance sales agreement (as amended, the “ATM Agreement”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) (B. Riley Securities) pursuant to which we may offer and sell common stock through B. Riley Securities from time to time up to an aggregate offering price of $75.0 million, of which $10.3 million of our common stock was sold under a previous shelf registration statement on Form S-3, which expired on August 22, 2022 (Prior Shelf Registration Statement). In connection with the ATM Agreement and as part of the Shelf Registration Statement, we filed a prospectus supplement to register up to $64.7 million of our common stock, which represents the remaining shares that we previously registered for sale under the sales agreement and the Prior Shelf Registration Agreement. From time to time, we may sell additional shares of our common stock under the Shelf Registration Statement or the ATM Agreement. Depending upon market liquidity at the time, sales of shares of our common stock under the Shelf Registration Statement or the ATM Agreement may cause the trading price of our common stock to decline and may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock, including under the Shelf Registration Statement or the ATM Agreement, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to sell equity or equity-related securities.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

In December 2017, we executed a sublease agreement for our San Diego headquarters (Sublease) with Cardinal Health 127 Inc., the sublessor, to which Irvine Company, the master lessor, had provided its consent. The Sublease was for approximately 4,400 square feet and had a term of four years and one month. We have now extended this Sublease for an additional 5 years through January 31, 2027.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Standard Market of the Tokyo Stock Exchange and trades under the code “4875,” and is listed on the NASDAQ Global Market and trades under the symbol “MNOV.”

Holders of Common Stock

As of February 13, 2023, there were approximately 11 holders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

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

Unregistered Sales of Equity Securities and Use of Proceeds.

On January 29, 2021, we sold and issued to an investor 3,656,307 shares of our common stock at a price of $5.47 per share for approximately $20 million in cash proceeds, net of approximately $0.1 million in issuance costs, in a private placement pursuant to the terms and conditions of a Securities Purchase Agreement dated as of January 11, 2021 by and between us and such investor.

Such shares were sold and issued without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

On January 29, 2021 we filed a Registration Statement on Form S-3 to register the 3,656,307 shares of our common stock held by the investor for the resale or other disposition of such shares (Resale Registration Statement). The Resale Registration Statement was declared effective by the SEC on February 10, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchases.

None.

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

Overview

Background

We are a biopharmaceutical company focused on developing novel, therapeutics for the treatment of serious diseases with unmet medical needs and a commercial focus on the United States market. Our current strategy is to focus our development activities on MN-166 (ibudilast) for neurological and other disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS), chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, substance dependence and addiction (e.g., methamphetamine dependence, opioid dependence, and alcohol dependence), and prevention of acute respiratory distress syndrome (ARDS), and MN-001 (tipelukast) for fibrotic and other diseases such as nonalcoholic fatty liver disease (NAFLD) and idiopathic pulmonary fibrosis (IPF). Our pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma and MN-029 (denibulin) for solid tumor cancers. We were incorporated in Delaware in September 2000.

We have incurred significant net losses since our inception. For the year ended December 31, 2022, we had a net loss of $14.1 million. At December 31, 2022, from inception, our accumulated deficit was $407.1 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

Impact of the ongoing COVID-19 Pandemic on our Business

The ongoing COVID-19 pandemic has resulted, and is likely to continue to result, in significant national and global economic disruption and has, and may continue to adversely affect our business. To date, we have experienced certain adverse effects on our business as well as been provided certain opportunities as a result of the pandemic. The pandemic caused a decrease in the number of patient visits at some clinical trial sites which we believe resulted in slower enrollment in our clinical trials than would have occurred without the pandemic. However, we have seen an increase in the number of patient visits compared to earlier in the pandemic and we continue to enroll patients in clinical trials. Throughout the pandemic, we have continued with routine clinical trial activities including executing new clinical trial agreements, negotiating budgets, institutional review board (IRB) approvals, site training, and other activities related to the initiation of new clinical trials and the opening of new clinical trial sites, although some of these activities took longer to complete than what we experienced prior to the pandemic.

The pandemic created certain opportunities for our clinical development and we have pursued those opportunities. Following the outbreak of the pandemic, we designed a clinical trial to evaluate MN-166 (ibudilast) for prevention of acute respiratory distress syndrome (ARDS) caused by COVID-19. In June 2022, we announced positive top-line results from this Phase 2 clinical trial in which MN-166 (ibudilast) demonstrated large improvements compared to placebo for all four clinical endpoints analyzed. Separately, in August 2022, we announced plans to participate in RECLAIM (Recovering from COVID-19 Lingering Symptoms Adaptive Integrative Medicine Trial), a grant-funded clinical trial to evaluate MN-166 (ibudilast) and other therapies for the treatment of Long COVID, the lingering symptoms of COVID-19. In February 2023, we announced that Health

Canada completed its review of the clinical trial application and granted authorization to commence the RECLAIM trial.

We continue to actively monitor the pandemic situation and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and workforce.

Critical Accounting Policies and Use of Estimates

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

The following table summarizes our research, development and patent expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Year Ended December 31,
	2022	2021
External development expense:
MN-221	$465	$11
MN-166	6,387	5,962
MN-001	194	192
MN-029	3	3
Other	11	28
Total external development expense	7,060	6,196
R&D personnel expense	1,433	1,378
R&D facility and depreciation expense	58	47
Patent expense	388	438
Other R&D expense	205	479
Total research, development and patent expense	$9,144	$8,538

Recent Accounting Pronouncements

The impact of recent accounting pronouncements is described in Note 1 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations

Comparison of the Years ended December 31, 2022 and 2021

Revenues

Revenues were $0.0 million and $4.0 million for the year ended December 31, 2022 and 2021, respectively. The decrease of $4.0 million was due to the receipt of two milestone payments in 2021 under an agreement with Genzyme Corporation.

Research, Development and Patent Expenses

Research, development and patent expenses for the year ended December 31, 2022 increased by $0.6 million to $9.1 million as compared to $8.5 million for the prior year, primarily due to an increase in MN-166 and MN-221 related expenses

General and Administrative

General and administrative expenses for the year ended December 31, 2022 decreased by $0.2 million to $5.5 million compared to $5.7 million for the prior year, primarily driven by a decrease in stock compensation expense for performance-based stock options, partially offset by increased compensation costs and increased accounting expenses.

Other Expense, net

Other expense for the years ended 2022 and 2021 was approximately $247,000 and $59,000, respectively. Other expense consisted of penalties on early disposal of bank certificates of deposit, interest expense, and net transaction losses related to vendor invoices denominated in foreign currencies.

Interest Income

Interest income for the year ended December 31, 2022 increased by $0.7 million to $0.8 million compared to $0.1 million for the prior year, primarily driven by higher interest rates on cash and bank certificates of deposit. Interest income consists of interest earned on our cash and cash equivalents and investments.

Liquidity and Capital Resources

We incurred losses of $14.1 million and $10.1 million for the years ended December 31, 2022 and 2021, respectively. At December 31, 2022, our accumulated deficit was $407.1 million as compared to $393.1 million for the year ended December 31, 2021. Our operating losses to date have been funded primarily through the private placement of our equity securities, the public sale of our common stock, long-term debt, development agreements with partners and the exercise of warrants, net of treasury stock repurchases.

The following table shows a summary of our cash flows for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Net cash (used in) provided by:
Operating activities	(12,912)	(9,382)
Investing activities	(40,005)	(29)
Financing activities	8	20,778
Total	$(52,909)	$11,367

Factors That May Affect Future Financial Condition and Liquidity

As of December 31, 2022, we had available cash and cash equivalents of $18.5 million, investments of $40.0 million and working capital of $55.8 million. For the year ended December 31, 2022, we used net cash in investing activities to purchase investments, consisting of bank certificates of deposit with original purchased maturities of between seven and 13 months, to take advantage of higher market interest rates to provide increased interest income. We expect to manage the maturities of our investments to be able to fund our cash needs for operations and, as of the date of this report, we believe we have sufficient working capital to fund operations at least through the end of 2024. This is based on our expected operating cash needs for 2023 to be approximately $21.2 million and assuming we keep our spend at a similar level for 2024 including expected inflation increases. We expect that this level of operating spend will be sufficient to meet the businesses needs for research and development to help monetize our products in development.

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

At December 31, 2022, we did not have any off balance sheet activity and we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

Equity Financing

On August 26, 2022, we filed a shelf registration statement (Shelf Registration Statement) on Form S-3 with the SEC (that was declared effective by the SEC on September 6, 2022), which permits us to offer up to $200.0 million of our common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including units from time to time. Our Shelf Registration Statement is intended to provide us with flexibility to raise capital in the future for general corporate purposes. As part of this Shelf Registration Statement, we also entered into an amendment to an at market issuance sales agreement (as amended, the “ATM Agreement”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) (B. Riley Securities) pursuant to which we may offer and sell common stock through B. Riley Securities from time to time up to an aggregate offering price of $75.0 million, of which $10.3 million of our common stock was sold under a previous shelf registration statement on Form S-3, which expired on August 22, 2022 (Prior Shelf Registration Statement). In connection with the ATM Agreement and as part of the Shelf Registration Statement, we filed a prospectus supplement to register up to $64.7 million of our common stock, which represents the remaining shares that we previously registered for sale under the sales agreement and the Prior Shelf Registration Agreement.

Sales of our common stock through B. Riley Securities, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NASDAQ, on any other existing trading market for the common stock or through a market maker. B. Riley Securities may also sell the common stock in privately negotiated transactions, subject to our prior approval. We agreed to pay B. Riley Securities an aggregate commission rate of up to 3.5% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock will depend on the number of shares of common stock sold to B. Riley Securities and the per share purchase price of each transaction.

No shares of common stock were sold under the ATM agreement for the years ended December 31, 2022 and December 31, 2021.

For the year ended December 31, 2021, we sold and issued 3,656,307 shares of our common stock at a price of $5.47 per share for approximately $20 million in gross proceeds in a private placement of stock on January 29, 2021. These proceeds are used for the normal operating expenses of the business including increased R&D activities.

Contractual Obligations and Commitments

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Such arrangements include those related to the contractual obligations described below:

Lease Commitments

Our operating lease commitments reflect payments due for our lease agreements in San Diego, California and Tokyo, Japan. As of December 31, 2022, our contractual commitments for our leases were $0.7 million, which will be paid over the lease term.

Milestone Obligations

The Company has entered into in-licensing agreements with various pharmaceutical companies. Under the terms of these agreements, the Company has received licenses to research, know-how and technology claimed, in certain patents or patent applications. Under these license agreements, the Company is generally required to make upfront payments and additional payments upon the achievement of milestones and/or royalties on future sales of products until the later of the expiration of the applicable patent or the applicable last date of market exclusivity after the first commercial sale, on a country-by-country basis. Assuming the milestones are met, total future potential milestone payments aggregate to $26.5 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

MediciNova, Inc.

La Jolla, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MediciNova, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Clinical Trial Accruals

As described in Note 1 to the consolidated financial statements, the Company recognizes costs it incurs for preclinical studies, clinical trials and manufacturing activities as research and development expenses based on its evaluation of its vendors’ progress toward completion of specific tasks. Payment timing may differ significantly from the period in which the costs are recognized as expense. Costs for services incurred that have not yet been billed or paid are recognized as accrued expenses. In estimating the vendors’ progress toward completion of specific tasks, the Company uses data such as patient enrollment, clinical site activations or vendor information of actual costs incurred. This data is obtained through reports from or discussions with Company personnel and outside service providers as to the progress or state of completion of trials, or the completion of services. As of December 31, 2022, the Company recorded $1.5 million in clinical trial accruals.

We identified the clinical trial accruals as a critical audit matter due to significant management judgment to estimate the progress toward completion of specific tasks that is dependent upon data and information from internal clinical personnel and outside service providers. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.

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

San Diego, California

February 16, 2023

MEDICINOVA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$18,505,493	$71,430,954
Prepaid expenses and other current assets	499,403	577,992
Investments	39,982,213	—
Total current assets	58,987,109	72,008,946
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Property and equipment, net	45,269	57,565
Right-of-use asset	629,495	824,215
Other non-current assets	92,792	115,492
Total assets	$74,154,905	$87,406,458

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$424,646	$402,740
Accrued liabilities and other current liabilities	2,605,308	2,298,203
Operating lease liability	157,505	131,965
Total current liabilities	3,187,459	2,832,908
Deferred tax liability	201,792	201,792
Other non-current liabilities	523,619	694,674
Total liabilities	3,912,870	3,729,374
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2022 and December 31, 2021; 49,046,246 and 49,043,246 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	49,046	49,043
Additional paid-in capital	477,438,451	476,788,012
Accumulated other comprehensive loss	(115,285)	(98,877)
Accumulated deficit	(407,130,177)	(393,061,094)
Total stockholders’ equity	70,242,035	83,677,084
Total liabilities and stockholders’ equity	$74,154,905	$87,406,458

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
	2022	2021
Revenues	$—	$4,037,500
Operating expenses:
Research, development and patents	9,143,792	8,538,027
General and administrative	5,484,857	5,715,285
Total operating expenses	14,628,649	14,253,312
Operating loss	(14,628,649)	(10,215,812)
Interest income	809,673	143,626
Other expense, net	(247,285)	(59,498)
Loss before income taxes	(14,066,261)	(10,131,684)
Income tax expense	(2,822)	(2,568)
Net loss applicable to common stockholders	$(14,069,083)	$(10,134,252)
Basic and diluted net loss per common share	$(0.29)	$(0.21)
Shares used to compute basic and diluted net loss per common share	49,045,342	48,596,255
Net loss applicable to common stockholders	$(14,069,083)	$(10,134,252)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(16,408)	(10,658)
Comprehensive loss	$(14,085,491)	$(10,144,910)

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2020	45,024,560	$45,025	$454,296,536	$(88,219)	$(382,926,842)	$71,326,500
Share-based compensation	—	—	1,717,513	—	—	1,717,513
Issuance of shares under an employee stock purchase plan (ESPP)	1,424	2	6,108	—	—	6,110
Issuance of common stock in a private placement transaction, net of issuance costs	3,656,307	3,656	19,877,976	—	—	19,881,632
Issuance of common stock for option exercises	360,955	360	889,879	—	—	890,239
Net loss	—	—	—	—	(10,134,252)	(10,134,252)
Foreign currency translation adjustments	—	—	—	(10,658)	—	(10,658)
Balance at December 31, 2021	49,043,246	49,043	476,788,012	(98,877)	(393,061,094)	83,677,084
Share-based compensation	—	—	642,522	—	—	642,522
Issuance of common stock for option exercises	3,000	3	7,917	—	—	7,920
Net loss	—	—	—	—	(14,069,083)	(14,069,083)
Foreign currency translation adjustments	—	—	—	(16,408)	—	(16,408)
Balance at December 31, 2022	49,046,246	$49,046	$477,438,451	$(115,285)	$(407,130,177)	$70,242,035

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2022	2021
Operating activities:
Net loss	$(14,069,083)	$(10,134,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	642,522	1,717,513
Depreciation and amortization	17,707	26,149
Non-cash interest on investments	(154,003)	—
Loss on disposal of investments	122,475	—
Loss on disposal of property and equipment	—	286
Change in carrying amount of right-of-use asset	194,719	216,640
Changes in assets and liabilities:
Prepaid expenses and other assets	150,605	50,319
Accounts payable, accrued liabilities and other liabilities	329,010	(1,026,525)
Operating lease liabilities	(145,515)	(231,735)
Net cash used in operating activities	(12,911,563)	(9,381,605)
Investing activities:
Purchases of investments	(59,877,526)	—
Proceeds from disposal of investments	19,877,526	—
Acquisitions of property and equipment	(5,010)	(28,732)
Net cash used in investing activities	(40,005,010)	(28,732)
Financing activities:
Proceeds from issuance of common stock and exercise of common stock options	7,920	20,890,239
Common stock issuance costs	—	(118,368)
Proceeds from issuance of equity under ESPP	—	6,110
Net cash provided by financing activities	7,920	20,777,981
Effect of exchange rate changes on cash and cash equivalents	(16,808)	26,547
Net change in cash and cash equivalents	(52,925,461)	11,394,191
Cash and cash equivalents, beginning of year	71,430,954	60,036,763
Cash and cash equivalents, end of year	$18,505,493	$71,430,954
Supplemental disclosure of cash flow information:
Right-of-use asset obtained in exchange for operating lease liability	$—	$870,373

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

MediciNova, Inc. (the “Company” or “MediciNova”) was incorporated in the state of Delaware in September 2000 and is a public company. The Company’s common stock is listed in both the United States and Japan and trades on the NASDAQ Global Market and the Standard Market of the Tokyo Stock Exchange. The Company is a biopharmaceutical company focused on developing novel therapeutics for the treatment of serious diseases with unmet medical needs with a commercial focus on the United States market. The Company’s current strategy is to focus its development activities on MN-166 (ibudilast) for neurological and other disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS), chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, substance dependence and addiction (e.g., methamphetamine dependence, opioid dependence, and alcohol dependence), and prevention of acute respiratory distress syndrome, and MN-001 (tipelukast) for fibrotic and other diseases such as nonalcoholic fatty liver disease (NAFLD) and idiopathic pulmonary fibrosis (IPF). The Company’s pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma, and MN-029 (denibulin) for solid tumor cancers.

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

Impact of COVID-19 on the Company’s Business

The pandemic caused by an outbreak of a new strain of coronavirus (“COVID-19” or “the pandemic”) has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect the Company’s business. So far, the Company has experienced certain adverse effects on its business as well as been provided certain opportunities as a result of the pandemic. The pandemic caused a decrease in the number of patient visits at some clinical trial sites which the Company believes resulted in slower enrollment in the Company's clinical trials than would have occurred without the pandemic. However, the Company has seen an increase in the number of patient visits compared to earlier in the pandemic and the Company continues to enroll patients in clinical trials. Throughout the pandemic, the Company has continued with routine clinical trial activities including executing new clinical trial agreements, negotiating budgets, institutional review board (IRB) approvals, site training, and other activities related to the initiation of new clinical trials and the opening of new clinical trial sites, although some of these activities took longer to complete than what the Company experienced prior to the pandemic.

The pandemic created certain new opportunities for the Company's clinical development and the Company has pursued those opportunities. Following the outbreak of the pandemic, the Company designed a clinical trial to evaluate MN-166 (ibudilast) for prevention of acute respiratory distress syndrome (ARDS) caused by COVID-19. The Company continues to actively monitor the pandemic situation and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and workforce.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and other highly liquid investments, including money market accounts, with original maturities of three months or less from the date of purchase.

Investments

Investments purchased with an original maturity of greater than three months are classified as investments. Investments are stated at fair value and are classified as current or non-current based on the nature of the securities as well as their stated maturities. As of December 31, 2022, investments consisted of bank certificates of deposit with original purchased maturity dates between seven and 13 months.

Concentrations and Credit Risk

The Company maintains cash balances and has purchased certificates of deposit at various financial institutions and such balances and certificates of deposit commonly exceed the $250,000 amount insured by the Federal Deposit Insurance Corporation. The Company also maintains money market funds at various financial institutions which are not federally insured although are invested primarily in U.S. government securities. The Company has not experienced any losses in such accounts and management believes that the Company does not have significant credit risk with respect to such cash and cash equivalents.

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

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $8.7 million and $8.1 million for the years ended December 31, 2022 and 2021, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents in Research, Development and Patents expenses. Such patent-related expenses totaled $0.4 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively.

Leases

The Company determines if an arrangement is a lease at inception and if so, determines whether the lease qualifies as an operating or finance lease. The Company does not recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less and does not separate non-lease components from lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expense. As the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate that the Company would expect to pay to borrow on a collateralized and fully amortizing basis over a similar term an amount equal to the lease payments in a similar economic environment.

Clinical Trial Accruals and Prepaid Expenses

Costs for preclinical studies, clinical studies and manufacturing activities are recognized as research and development expenses based on an evaluation of the progress by Company vendors towards completion of specific tasks, using data such as patient enrollment, clinical site activations or information provided to the Company by such vendors regarding their actual costs incurred. Payments for these activities are based on the terms of individual contracts and payment timing may differ significantly from the period in which the services are performed. The Company determines accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or state of completion of studies, or the services completed. The Company’s estimates of accrued expenses as of each balance sheet date are based on the facts and circumstances known at the time. Costs that are paid in advance of performance are deferred as a prepaid expense and amortized over the service period as the services are provided. As of December 31, 2022, the Company recorded $1.5 million and $0.3 million in clinical trial accruals and prepaid expenses, respectively. As of December 31, 2021, the Company recorded $1.1 million and $0.4 million in clinical trial accruals and prepaid expenses, respectively.

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

Potentially dilutive outstanding securities of 7,985,250 and 7,974,250 for the years ended December 31, 2022 and 2021, respectively, were excluded from diluted net loss per common share because of their anti-dilutive effect.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments— Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU introduced a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to maturity debt securities, trade receivables and other receivables measured at amortized cost at the time the financial asset is originated or acquired. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. In November 2019, the FASB issued an amendment making this ASU effective for fiscal years beginning after December 15, 2022 for smaller reporting companies. The new standard was effective for the Company on January 1, 2023. There was no impact on the consolidated financial statements upon adoption of this standard on January 1, 2023.

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

Kissei Pharmaceutical Co., Ltd

In October 2011, the Company entered into a collaboration agreement with Kissei Pharmaceutical Co., Ltd., (“Kissei”), to perform research and development services relating to MN-221 (bedoradrine) in exchange for a non-refundable upfront payment of $2.5 million. The Company assessed the services in accordance with the authoritative guidance and concluded that its met the definition of a collaborative arrangement per Accounting Standards Codification (ASC) 808, Collaborative Arrangements (“ASC 808”) which is outside of the scope of ASC 606, Revenue from Contracts with Customers(“ASC 606”). Since ASC 808 did not provide recognition and measurement guidance for collaborative arrangements, the Company analogized to ASC 606 and concluded that the two studies to be performed under the agreement represented two separate performance obligations. No services have been provided and no revenue has been recognized under the collaboration agreement subsequent to completion of the first study in 2013. In October 2021, the Company refunded $1.3 million of the prepayment. As of December 31, 2021, the Company and Kissei were working to mutually terminate the collaboration agreement and on October 24, 2022, the Company and Kissei finalized the termination of the collaboration agreement and canceled the second study contemplated thereunder. The Company has no further financial obligations to Kissei.

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

The development milestones outlined in the Genzyme Agreement did not meet the definition of a substantive milestone obligation under authoritative guidance on revenue recognition for milestone payments, as Genzyme was responsible for the development of the product and there is no further substantive service effort required by the Company. In March 2021, the Company received notice that a gene therapy product based on AAV (adeno-associated virus) vector technology, which was covered under the Genzyme Agreement, achieved two clinical development milestones, triggering two milestone payments. Accordingly, the Company recognized revenue of $4.0 million for the year ended December 31, 2021.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs are quoted prices for similar items in active markets or inputs are quoted prices for identical or similar items in markets that are not active near the measurement date; and

Level 3:	Unobservable inputs due to little or no market data, which require the reporting entity to develop its own assumptions

The carrying amount and approximate fair value of financial instruments as of December 31, 2022 and 2021, were as follows:

	December 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Cash equivalents:
Money market funds	$704,882	$704,882	$694,293	$694,293	Level 1
Investments:
Bank certificates of deposit	$39,982,213	$39,982,213	—	—	Level 2

Short-term investments consisting of bank certificates of deposit with an original purchased maturity greater than three months are classified as held-to-maturity and are stated at amortized cost, which approximates fair value due to the short-term maturities and market rates of interest of these instruments.

4. Balance Sheet Details

Property and Equipment

Property and equipment, net, consist of the following:

	December 31,
	2022	2021
Leasehold improvements	$13,532	$15,409
Furniture and equipment	121,909	124,731
Software	342,628	342,628
	478,069	482,768
Less accumulated depreciation and amortization	(432,800)	(425,203)
Property and equipment, net	$45,269	$57,565

The Company uses the straight-line method to record depreciation expense with useful lives of three to five years. Leasehold improvements are amortized over a useful life of five years. Depreciation and amortization of property and equipment of $17,707 and $26,149 was recorded for the years ended December 31, 2022 and 2021, respectively.

Accrued Liabilities and Other Current Liabilities

Accrued liabilities and other current liabilities consist of the following:

	December 31,
	2022	2021
Accrued compensation	$920,166	$636,481
Clinical trial accruals	1,462,354	1,076,411
Professional services fees	38,688	38,041
Other	184,100	547,270
Total accrued liabilities and other current liabilities	$2,605,308	$2,298,203

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

Information related to the Company’s right-of-use assets and related lease liabilities are as follows:

	Year Ended December 31,
	2022	2021

Cash paid for operating lease liabilities	$198,035	$242,676
Operating lease costs	248,610	228,779
Right-of-use assets obtained in exchange for new operating lease obligations	—	870,373

Current operating lease liabilities	$157,505	$131,965
Non-current operating lease liabilities	523,619	694,674
Total operating lease liabilities	$681,124	$826,639

Weighted-average remaining lease term	3.90	4.54
Weighted-average discount rate	9.8%	9.8%

Maturities of operating lease liabilities as of December 31, 2022 were as follows:
2023	$216,154
2024	189,170
2025	197,585
2026	206,483
2027	17,269
Thereafter	-
Total minimum payments	$826,661
Less imputed interest	(145,537)
Total lease liabilities	$681,124

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

No milestone payments have been made under these agreements during the years ended December 31, 2022 and 2021. For products currently in development, future potential milestone payments based on product development of MN-166 (ibudilast) and MN-001 (tipelukast) are $10 million as of December 31, 2022. For all other products, future potential milestone payments related to development milestones and commercialization milestones totaled $16.5 million as of December 31, 2022. There are no minimum royalties required under any of the license agreements. The Company is unable to estimate with certainty the timing on when these milestone payments will occur as these payments are dependent upon the progress of the Company’s product development programs.

Legal Proceedings

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any such proceedings or claims that it believes will have, individually or in aggregate, a material adverse effect on its business, financial condition or results of operations.

6. Stock-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan ("2013 Plan"), under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan, or 2004 Plan. A total of 8,700,000 shares of common stock are reserved for issuance under the 2013 Plan. In addition, “returning shares” that may become available from time to time are added back to the plan. Returning shares are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2004 Plan, all outstanding stock awards granted under the 2004 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan. As of December 31, 2022, 1,949,317 shares remain available for future grant under the 2013 Plan.

Certain of the employee stock options granted contain performance conditions, the vesting of which is based on a determination made by the board of directors or its compensation committee as to the achievement of certain corporate objectives at the end of the performance period. The grant date of such awards is the date on which the board of directors or its compensation committee makes its determination. For periods preceding the grant date, the expense related to these awards is measured based on their fair value at each reporting date. The estimated fair value of the performance awards granted and the resulting expense is based upon a certain level of achievement of the corporate objectives and other assumptions in determining fair value. The amount of expense ultimately recognized upon the grant date at completion of the performance period could change from the estimate as a result of various factors, including the level of achievement of the corporate objectives, changes in the assumptions used in the Black-Scholes model in determining fair value or fluctuations in the Company’s stock price during the performance period. As of December 31, 2022, there were a total of 533,700 shares underlying performance options that were subject to vesting based on achievement of corporate objectives for 2022. In January 2023, the compensation committee and the board of directors determined that the performance milestones were achieved at the 95% level and accordingly 507,015 of these options vested and the remaining shares were forfeited.

Stock Options

Options granted under the 2013 Plan and 2004 Plan have terms of ten years from the date of grant unless earlier terminated and generally vest over a one to four-year period.

The exercise price of all options granted during the years ended December 31, 2022 and 2021 was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information for the years ended December 31, 2022 and 2021 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	7,401,387	$5.70
Granted	1,315,000	$5.82
Exercised	(360,955)	$2.47
Cancelled	(381,182)	$6.77
Outstanding at December 31, 2021	7,974,250	$5.81
Granted	591,700	$2.28
Exercised	(3,000)	$2.64
Cancelled	(577,700)	$5.85
Outstanding at December 31, 2022	7,985,250	$5.55
Exercisable at December 31, 2022	7,394,381	$5.80

	Number of Option Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2021	1,286,333	$3.54
Granted	591,700	$1.47
Vested	(738,134)	$3.47
Forfeitures	(549,030)	$3.58
Non-vested at December 31, 2022	590,869	$1.52

The aggregate intrinsic value of options exercised was $1,410 and $0.7 million for the years ended December 31, 2022 and 2021, respectively. Options outstanding and exercisable at December 31, 2022 had a weighted average contractual life of 4.89 years and 4.56 years, respectively.

As of December 31, 2022 and 2021, the total intrinsic value of options outstanding was $0 and $32,840, respectively. Total intrinsic value of options exercisable was $0 and $32,840 as of December 31, 2022 and 2021, respectively. Total fair value of options vested was $2.6 million and $4.2 million for the years ended December 31, 2022 and 2021, respectively.

Employee Stock Purchase Plan

Under the Company’s 2007 Employee Stock Purchase Plan (ESPP), 300,000 shares of common stock were originally reserved for issuance. In addition, the shares reserved automatically increase each year by a number equal to the lesser of: (i) 15,000 shares; (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year; or (iii) such amount as determined by the Board. The ESPP permits full-time employees to purchase common stock through payroll deductions (which cannot exceed 15% of each employee’s compensation) at the lower of 85% of fair market value at the beginning of the offering period or the end of each six-month offering period. The ESPP is considered a compensatory plan and the Company records compensation expense.

For the year ended December 31, 2021 an aggregate of 1,424 shares were issued under the ESPP. No further shares will be issued under the ESPP.

Compensation Expense

The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Year Ended December 31,
	2022	2021
Stock Options
Risk-free interest rate	3.88%	0.58%
Expected volatility of common stock	78.81%	72.41%
Dividend yield	0.00%	0.00%
Expected option term (in years)	4.70	5.48

The estimated fair value of employee stock purchase rights under the Company’s ESPP was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021
Employee Stock Purchase Plan
Risk-free interest rate	—	0.05%
Expected volatility of common stock	—	83.40%
Dividend yield	—	0.00%
Expected option term (in years)	—	0.5

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

The weighted-average fair value of each stock option granted during the years ended December 31, 2022 and 2021, estimated as of the grant date using the Black-Scholes option valuation model, was $1.47 per option and $3.51 per option, respectively.

Stock-based compensation expense for stock option awards and ESPP shares are reflected in total operating expenses for each respective year.

The following table summarizes stock-based compensation expense for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
Research, development and patents	$237,071	$640,340
General and administrative	405,451	1,077,173
Total stock-based compensation expense	$642,522	$1,717,513

As of December 31, 2022, there was $0.2 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.20 years, on a straight-line basis.

7. Stockholders’ Equity

At-The-Market Issuance Sales Agreement

On August 23, 2019, the Company entered into an at the market issuance sales agreement, which was amended on August 26, 2022 (as amended, the “ATM Agreement”) with B. Riley FBR, Inc. (B. Riley FBR) pursuant to which the Company may sell common stock through B. Riley FBR from time to time up to an aggregate offering price of $75.0 million. Sales of the Company’s common stock through B. Riley FBR, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NASDAQ, on any other existing trading market for the common stock or through a market maker. B. Riley FBR may also sell the common stock in privately negotiated transactions, subject to the Company’s prior approval. The Company agreed to pay B. Riley FBR an aggregate commission rate of up to 3.5% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock will depend on the number of shares of common stock sold to B. Riley FBR and the per share purchase price of each transaction.

No shares of common stock were sold under the ATM Agreement in the years ended December 31, 2022 and 2021, respectively.

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

Common Stock Reserved for Future Issuance

The following table summarizes common stock reserved for future issuance at December 31, 2022:

Common stock reserved for issuance upon exercise of options outstanding (under the 2004 Plan and 2013 Plan)	7,985,250
Common stock reserved for future equity awards (under the 2013 Plan)	1,949,317
9,934,567

8. Income Taxes

A reconciliation of loss before income taxes for domestic and foreign locations for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
	2022	2021
United States	$(14,084,240)	$(10,145,822)
Foreign	17,979	14,138
Loss before income taxes	$(14,066,261)	$(10,131,684)

A reconciliation of income tax expense for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
Current:	2022	2021
Federal	$—	$—
State	—	—
Foreign	(2,822)	(2,568)
Total current income tax expense	(2,822)	(2,568)
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred income tax expense	—	—
Total income tax expense	$(2,822)	$(2,568)

The significant components of deferred income taxes at December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
Deferred tax assets:	2022	2021
Net operating loss carryforwards	$70,142,367	$68,485,037
Capitalized licenses	934	30,784
Research tax credits	9,629,956	9,262,071
Stock options	1,526,644	1,601,862
Other, net	390,610	423,279
Right-of-use asset	180,938	196,059
Research and experimentation capitalization	1,795,580	—
Total deferred tax assets	83,667,029	79,999,092
Deferred tax liabilities
Right-of-use liability	(166,786)	(196,059)
In-process research and development	(1,343,213)	(1,343,213)
Total deferred tax liabilities	(1,509,999)	(1,539,272)
Net deferred tax assets	82,157,030	78,459,820
Valuation allowance	(82,358,822)	(78,661,612)
Net deferred tax liability	$(201,792)	$(201,792)

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The net change in the valuation allowance during the year ended December 31, 2022 was an increase of $3.7 million. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

At December 31, 2022, the Company has federal and California net operating loss (NOL) carryforwards of approximately $276.6 million and $182.9 million, respectively. $232.3 million of federal NOL carryforwards began to expire in 2022, $44.3 million of federal NOL carryforwards can be carried forward indefinitely, and the California NOL carryforwards begin to expire in 2028. At December 31, 2022, the Company also had federal and California research tax credit carry-forwards of approximately $7.8 million and $2.3 million, respectively. The federal research tax credit carryforwards will begin to expire in 2024, and the California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized.

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

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	6.4	2.7
Tax credits	2.6	2.8
Change in valuation allowance	(26.4)	3.5
Permanent differences	(0.3)	(0.2)
Expiration of attributes	(1.3)	(10.4)
Stock compensation	(1.9)	(12.4)
Uncertain tax positions	—	(7.0)
Other	(0.1)	—
Provision for income taxes	0.0%	0.0%

The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be sustained upon examination by the relevant income tax authorities.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2022	2021
Gross unrecognized tax benefits at January 1	$893,371	$-
Additions for tax positions taken in the prior year	3,610	-
Additions for tax positions taken in the current year	-	893,371
Gross unrecognized tax benefits at December 31	$896,981	$893,371

If recognized, none of the unrecognized tax benefits as of December 31, 2022 would reduce the annual effective tax rate, primarily due to corresponding adjustments to the valuation allowance.

The Company files income tax returns in the United States, California and foreign jurisdictions. Due to the Company’s losses incurred, the Company is essentially subject to income tax examination by tax authorities from inception to date. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2022, there are no significant accruals for interest related to unrecognized tax benefits or tax penalties. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.

9. Employee Savings Plan

The Company has an employee savings plan available to substantially all employees. Under the plan, an employee may elect salary reductions which are contributed to the plan. The plan provides for discretionary contributions by the Company, which totaled $75,859 and $72,330 for the years ended December 31, 2022 and 2021, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Item 9B. Other Information

On October 24, 2022, we terminated our exclusive license agreement, dated February 25, 2004 (Kissei License Agreement), with Kissei Pharmaceutical Co., Ltd. (Kissei) pursuant to a comprehensive termination agreement with Kissei (Termination Agreement). Under the Termination Agreement we had no further financial obligations to Kissei other than the purchase of 7.15kg of active pharmaceutical ingredient already manufactured by Kissei pursuant to the Kissei License Agreement for an aggregate purchase price of JPY114,400,000, which we purchased in December 2022.

The foregoing summary of the Termination Agreement is not complete and is subject to, qualified in its entirety by, and should be read in conjunction with, the full text of the Termination Agreement, which is filed as Exhibit 10.27 to this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdiction the Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be contained in the sections titled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance,” “Meetings and Committees of the Board”, and “Executive Officers” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the conclusion of our fiscal year ended December 31, 2022 (Proxy Statement) and is incorporated in this Annual Report on Form 10-K by reference.

We have adopted a Code of Ethics for Senior Officers (Code of Ethics), that applies to our Chief Executive Officer, President, Chief Financial Officer and key management employees (including other senior financial officers) who have been identified by our Board of Directors. We have also adopted a Code of Business Conduct that applies to all of our officers, directors, employees, consultants and representatives. Each of the Code of Ethics and Code of Business Conduct are available on our website at www.medicinova.com under the Corporate Governance section of our Investor Relations page. We will promptly post on our website (i) any waiver, if and when granted, to any provision of the Code of Ethics or Code of Business Conduct (for executive officers or directors) and (ii) any amendment to the Code of Ethics or Code of Business Conduct.

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

The following table provides information as of December 31, 2022 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders (1)	7,985,250	$5.55	1,949,317
Equity Compensation Plans not approved by security holders	—	—	—
Total	7,985,250	$5.55	1,949,317

(1)
Consists of the Amended and Restated 2004 Stock Incentive Plan, the 2013 Equity Incentive Plan and the 2007 Employee Stock Purchase Plan (ESPP). Under the ESPP, the shares reserved automatically increase by a number equal to the lesser of: (i) 15,000 shares; (ii) 1% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year; or (iii) an amount determined by the Board.

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

1. Financial Statements. The following financial statements of MediciNova, Inc. and report of BDO USA, LLP, an independent registered public accounting firm, are included in this Annual Report on Form 10-K (included in Part II of this Annual Report on Form 10-K):

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

10.17*

Amended and Restated 2013 Equity Incentive Plan of the Registrant. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33185) filed July 26, 2017).

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

10.27	Comprehensive Termination Agreement, by and between Medicinova, Inc. and Kissei Pharmaceutical Co., Ltd.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (see signature page).

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Act of 1933.

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Act of 1933.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from MediciNova, Inc. on Form 10-K as of and for the year ended December 31, 2022 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

MEDICINOVA, INC.
A Delaware Corporation

Date: February 16, 2023	By:	/s/ Yuichi Iwaki
Yuichi Iwaki, M.D., Ph.D.
President & Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yuichi Iwaki his or her true and lawful attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yuichi Iwaki Yuichi Iwaki, M.D., Ph.D.	Director, President and Chief Executive Officer (Principal executive officer)	February 16, 2023

/s/ Jason Kruger Jason Kruger	Chief Financial Officer (Principal financial and accounting officer)	February 16, 2023

/s/ Jeff Himawan Jeff Himawan, Ph.D.	Chairman of the Board of Directors	February 16, 2023

/s/ Carolyn Beaver Carolyn Beaver	Director	February 16, 2023

/s/ Kazuko Matsuda Kazuko Matsuda	Director	February 16, 2023
/s/ Hideki Nagao Hideki Nagao	Director	February 16, 2023