Form 10-K/A
period 2022-12-31
MEDICINOVA INC
filed 2023-03-28
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K/A

Amendment No. 1

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

2

EXPLANATORY NOTE

MediciNova, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to replace and supersede, in its entirety, the Company’s original Annual Report on Form 10-K for the year ended December 31, 2022 (the “Original Form 10-K”), as filed with the Securities and Exchange Commission on February 16, 2023.

This Amendment is being filed for the sole purpose of including the certification required to be filed as Exhibit 31.2 (the Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022) that was inadvertently omitted from the Original Form 10-K. The Original Form 10-K inadvertently included the certification filed as Exhibit 32.1 (the Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2022) instead. Additionally, each of the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 included in the Original Form 10-K have been updated to reflect the filing date of this Amendment.

Except as expressly set forth herein, this Amendment does not reflect events occuring after the date of the Original Form 10-K filing, and this Amendment does not modify, amend or update any of the financial information or any other information set forth in the Original Form 10-K. Other than the changes to the exhibits described above, all other information in the Original Form 10-K remains unchanged.

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

4.3	Description of Capital Stock (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K (File No. 001-33185) filed February 16, 2022).

10.1*	Amended and Restated 2004 Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K (File No. 001-33185) filed March 29, 2012).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICINOVA, INC.
A Delaware Corporation

Date: March 28, 2023	By:	/s/ Yuichi Iwaki
Yuichi Iwaki, M.D., Ph.D.
President & Chief Executive Officer

Signature	Title	Date

/s/ Yuichi Iwaki Yuichi Iwaki, M.D., Ph.D.	Director, President and Chief Executive Officer (Principal executive officer)	March 28, 2023

* Jason Kruger	Chief Financial Officer (Principal financial and accounting officer)	March 28, 2023

* Jeff Himawan, Ph.D.	Chairman of the Board of Directors	March 28, 2023

* Carolyn Beaver	Director	March 28, 2023

* Kazuko Matsuda	Director	March 28, 2023
* Hideki Nagao	Director	March 28, 2023

*By:

/s/ Yuichi Iwaki
Yuichi Iwaki, M.D., Ph.D.
Attorney-in-fact