Form 10-Q
period 2023-03-31
MEDICINOVA INC
filed 2023-05-11
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

As of May 9, 2023, the registrant had 49,049,246 shares of Common Stock ($0.001 par value) outstanding.

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
•
The widespread outbreak of an illness or any other communicable disease, such as COVID-19, which would lead key employees becoming ill for a period of time;
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

MEDICINOVA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$55,259,368	$18,505,493
Prepaid expenses and other current assets	775,030	499,403
Investments	—	39,982,213
Total current assets	56,034,398	58,987,109
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Property and equipment, net	41,144	45,269
Right-of-use asset	579,594	629,495
Other non-current assets	77,469	92,792
Total assets	$71,132,845	$74,154,905
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$585,065	$424,646
Accrued liabilities and other current liabilities	1,988,160	2,605,308
Operating lease liability	142,197	157,505
Total current liabilities	2,715,422	3,187,459
Deferred tax liability	201,792	201,792
Other non-current liabilities	489,379	523,619
Total liabilities	3,406,593	3,912,870
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2023 and December 31, 2022; 49,046,246 and 49,046,246 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	49,046	49,046
Additional paid-in capital	477,841,714	477,438,451
Accumulated other comprehensive loss	(116,827)	(115,285)
Accumulated deficit	(410,047,681)	(407,130,177)
Total stockholders’ equity	67,726,252	70,242,035
Total liabilities and stockholders' equity	$71,132,845	$74,154,905

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended
	March 31,
	2023	2022
Operating expenses:
Research, development and patents	$1,476,676	$2,111,996
General and administrative	1,486,567	1,298,016
Total operating expenses	2,963,243	3,410,012
Operating loss	(2,963,243)	(3,410,012)
Interest income	509,046	37,339
Other expense	(463,307)	(13,744)
Net loss applicable to common stockholders	$(2,917,504)	$(3,386,417)
Basic and diluted net loss per common share	$(0.06)	$(0.07)
Shares used to compute basic and diluted net loss per common share	49,046,246	49,043,246
Net loss applicable to common stockholders	$(2,917,504)	$(3,386,417)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(1,542)	(7,435)
Comprehensive loss	$(2,919,046)	$(3,393,852)

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2023
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2022	49,046,246	$49,046	$477,438,451	$(115,285)	$(407,130,177)	$70,242,035
Share-based compensation	—	—	403,263	—	—	403,263
Net loss	—	—	—	—	(2,917,504)	(2,917,504)
Foreign currency translation adjustments	—	—	—	(1,542)	—	(1,542)
Balance at March 31, 2023	49,046,246	$49,046	$477,841,714	$(116,827)	$(410,047,681)	$67,726,252

	Three Months Ended March 31, 2022
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2021	49,043,246	$49,043	$476,788,012	$(98,877)	$(393,061,094)	$83,677,084
Share-based compensation	—	—	81,053	—	—	81,053
Net loss	—	—	—	—	(3,386,417)	(3,386,417)
Foreign currency translation adjustments	—	—	—	(7,435)	—	(7,435)
Balance at March 31, 2022	49,043,246	$49,043	$476,869,065	$(106,312)	$(396,447,511)	$80,364,285

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
	2023	2022
Operating activities:
Net loss	$(2,917,504)	$(3,386,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	403,263	81,053
Depreciation and amortization	4,105	4,429
Loss on disposal of investments	102,513	—
Change in carrying amount of right-of-use asset	49,519	45,179
Changes in assets and liabilities:
Prepaid expenses and other assets	(310,908)	(554,172)
Accounts payable, accrued liabilities and other liabilities	(459,248)	111,353
Operating lease liabilities	(49,153)	(29,825)
Net cash used in operating activities	(3,177,413)	(3,728,400)
Investing activities:
Proceeds from disposal of investments	39,929,015	—
Net cash provided by investing activities	39,929,015	—
Effect of exchange rate changes on cash and cash equivalents	2,273	(7,301)
Net change in cash and cash equivalents	36,753,875	(3,735,701)
Cash and cash equivalents, beginning of period	18,505,493	71,430,954
Cash and cash equivalents, end of period	$55,259,368	$67,695,253

See accompanying notes.

MEDICINOVA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Financial Information

Organization and Business

MediciNova, Inc. (the “Company” or “MediciNova”) was incorporated in the state of Delaware in September 2000. The Company’s common stock is listed in both the United States and Japan and trades on the Nasdaq Global Market and the Standard Market of the Tokyo Stock Exchange. The Company is a biopharmaceutical company focused on developing novel therapeutics for the treatment of serious diseases with unmet medical needs with a commercial focus on the United States market. The Company’s current strategy is to focus its development activities on MN-166 (ibudilast) for neurological and other disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS), chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, substance dependence and addiction (e.g., methamphetamine dependence, opioid dependence, and alcohol dependence), prevention of acute respiratory distress syndrome, and Long COVID, and MN-001 (tipelukast) for fibrotic and other diseases such as nonalcoholic fatty liver disease (NAFLD) and idiopathic pulmonary fibrosis (IPF). The Company’s pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma and MN-029 (denibulin) for solid tumor cancers.

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Amendment No. 1 to Annual Report on Form 10-K filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

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

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $1.4 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents in Research, Development and Patents expenses. Such patent-related expenses totaled $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

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

The pandemic created certain new opportunities for the Company's clinical development and the Company has pursued those opportunities. For example, following the outbreak of the pandemic, the Company designed a clinical trial to evaluate MN-166 (ibudilast) for prevention of acute respiratory distress syndrome (ARDS) caused by COVID-19. The Company continues to actively monitor the pandemic situation and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and workforce.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs are quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active near the measurement date; and

Level 3:	Unobservable inputs due to little or no market data, which require the reporting entity to develop its own assumptions.

The carrying amount and approximate fair value of financial instruments as of March 31, 2023 and December 31, 2022, were as follows:

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Cash and cash equivalents:
Money market funds	$11,727,731	$11,727,731	$704,882	$704,882	Level 1
Investments
Bank certificates of deposit	—	—	$39,982,213	$39,982,213	Level 2

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

Information related to the Company’s right-of-use assets and related lease liabilities are as follows:

	Three months ended
	March 31,
	2023	2022
Cash paid for operating lease liabilities	$64,990	$36,606
Operating lease costs	65,634	52,376

	March 31,	December 31,
	2023	2022
Current operating lease liabilities	$142,197	$157,505
Non-current operating lease liabilities	489,379	523,619
Total operating lease liabilities	$631,576	$681,124
Weighted-average remaining lease term (in years)	3.76	3.90
Weighted-average discount rate	9.8%	9.8%

Maturities of operating lease liabilities as of March 31, 2023 were as follows:
2023 (remaining nine months)	$150,376
2024	189,170
2025	197,586
2026	206,483
2027	17,269
Thereafter	—
Total minimum payments	760,884
Less imputed interest	(129,308)
Total lease liabilities	$631,576

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

No milestone payments have been made under these agreements during the three months ended March 31, 2023 and 2022. For products currently in development, future potential milestone payments based on product development of MN-166 (ibudilast) and MN-001 (tipelukast) are $10 million as of March 31, 2023. For all other products, future potential milestone payments related to development milestones and commercialization milestones totaled $16.5 million as of March 31, 2023. There are no minimum royalties required under any of the license agreements. The Company is unable to estimate with certainty the timing on when these milestone payments will occur as these payments are dependent upon the progress of the Company’s product development programs.

Legal Proceedings

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any such proceedings or claims that it believes will have, individually or in aggregate, a material adverse effect on its business, financial condition or results of operations.

5. Stock-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan, or 2013 Plan, under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2013 Plan is the successor to the Company’s Amended and Restated 2004 Stock Incentive Plan, or 2004 Plan. A total of 8,700,000 shares of common stock are reserved for issuance under the 2013 Plan. In addition, “returning shares” that may become available from time to time are added back to the plan. “Returning shares” are shares that are subject to outstanding awards granted under the 2004 Plan that expire or terminate prior to exercise or settlement, are forfeited because of the failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2004 Plan, all outstanding stock awards granted under the 2004 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan. As of March 31, 2023, 1,245,651 shares remain available for future grants under the 2013 Plan.

Certain of the employee stock options granted contain performance conditions, the vesting of which is based on a determination made by the compensation committee followed by an approval of the board of directors as to the achievement of certain corporate objectives at the end of the performance period. The grant date of such awards is the date on which the board of directors makes its determination. For periods preceding the grant date, the expense related to these awards is measured based on their fair value at each reporting date. The estimated fair value of the performance awards granted and the resulting expense is based upon a certain level of achievement of the corporate objectives and other assumptions in determining fair value. The amount of expense ultimately recognized upon the grant date at completion of the performance period could change from the estimate as a result of various factors, including the level of achievement of the corporate objectives, changes in the assumptions used in the Black-Scholes model in determining fair value or fluctuations in the Company’s stock price during the performance period. As of March 31, 2023, there were a total of 730,350 shares underlying performance options that were subject to vesting based on achievement of corporate objectives for 2023.

Stock Options

Options granted under the 2013 Plan and the 2004 Plan have terms of ten years from the date of grant unless earlier terminated and generally vest over a one or four year period. The exercise price of all options granted through March 31, 2023 and 2022, was equal to the fair market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of March 31, 2023 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	7,985,250	$5.55
Granted	730,350	2.40
Exercised	—	—
Cancelled	(26,684)	2.25
Outstanding at March 31, 2023	8,688,916	$5.29
Exercisable at March 31, 2023	7,918,397	$5.57

Compensation Expense

Stock-based compensation expense for stock option awards are reflected in total operating expenses for each respective period.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2023 and 2022, respectively:

	Three months ended
	March 31,
	2023	2022
Research, development and patents	$141,118	$42,507
General and administrative	262,145	38,546
Total stock-based compensation expense	$403,263	$81,053

The Company uses the Black-Scholes valuation model for determining the estimated fair value for stock-based awards granted to employees and considers management’s current expectations of the achievement of the performance objectives for the year. The following table provides the assumptions used in the Black-Scholes valuation model used to estimate the fair value of options granted during the three months ended March 31, 2023 and 2022, and to estimate the fair value of performance-based stock options as of March 31, 2023 and 2022.

	March 31, 2023	March 31, 2022
Stock Option assumptions:
Risk-free interest rate	3.60%	2.42%
Expected volatility of common stock	77.96%	77.07%
Dividend yield	0.00%	0.00%
Expected term (in years)	5.38	5.37

As of March 31, 2023, there was $0.9 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.83 years, on a straight-line basis. Such compensation cost will ultimately be adjusted based upon actual performance compared to the corporate objectives as described above.

The weighted-average fair value of each stock option granted during the three months ended March 31, 2023 and 2022, estimated as of the grant date using the Black-Scholes option valuation model, was $1.60 and $1.45, respectively.

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

No shares of common stock were sold under the ATM Agreement in the three months ended March 31, 2023 and 2022, respectively.

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

Potentially dilutive outstanding stock options excluded from diluted net loss per common share due to their anti-dilutive effect totaled 8,688,916 shares and 7,974,250 shares for the three months ended March 31, 2023 and 2022, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2022 included in our Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission (SEC) on March 28, 2023 (Annual Report on Form 10-K, as amended). Past operating results are not necessarily indicative of results that may occur in future periods.

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II of this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors” and under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended. The differences may be material. Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, statements regarding our plans, strategies, objectives, product development programs, clinical trials, industry, financial condition, liquidity and capital resources, future performance and other statements that are not historical facts. Such forward-looking statements include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not rely unduly on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Overview

We are a biopharmaceutical company focused on developing novel therapeutics for the treatment of serious diseases with unmet medical needs and a commercial focus on the United States market. Our current strategy is to focus our development activities on MN-166 (ibudilast) for neurological and other disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS), chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, substance dependence and addiction (e.g., methamphetamine dependence, opioid dependence, and alcohol dependence), prevention of acute respiratory distress syndrome, and Long COVID, and MN-001 (tipelukast) for fibrotic and other diseases such as nonalcoholic fatty liver disease (NAFLD) and idiopathic pulmonary fibrosis (IPF). Our pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma and MN-029 (denibulin) for solid tumor cancers. We were incorporated in Delaware in September 2000.

We have incurred significant net losses since our inception. As of March 31, 2023, from inception, our accumulated deficit was $410.0 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

Impact of COVID-19 and the Macroeconomic Environment on Our Business

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

We continue to actively monitor the pandemic situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce. To the extent that there is a resurgence in the COVID-19 pandemic, or other health epidemics or outbreaks, our operations could be disrupted and our business adversely impacted.

Further, the COVID-19 pandemic and government responses to the pandemic has resulted in, and may continue to result in, downward pressure, extreme volatility, and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity, access to capital markets, and our ability to operate in accordance with our operating plan, or at all.

In addition, we may be exposed to credit risk on deposits at financial institutions to the extent our account balances exceed the amount insured by the Federal Deposit Insurance Corporation. We are monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions.

Research, Development and Patents Expenses

Our research, development and patents expenses consist primarily of license fees related to our product candidates, salaries and related employee benefits, costs associated with the preclinical and clinical development of our product development programs, costs associated with non-clinical activities, such as regulatory expenses, and pre-commercialization manufacturing development activities. We use external service providers to manufacture our compounds to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. Research, development and patents expenses include fees paid to consultants, contract research organizations, contract manufacturers and other external service providers, including professional fees and costs associated with legal services, patents and patent applications for our intellectual property. Internal research and development expenses include costs of compensation and other expenses for research and development personnel, supplies, facility costs and depreciation. Research, development and patents costs are expensed as incurred and we expect to increase such costs through the remainder of 2023 as our development programs progress.

The following table summarizes our research, development and patents expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Three months ended
	March 31,
	2023	2022
External development expense:
MN-221	$10	$2
MN-166	822	1,617
MN-001	63	7
MN-029	1	1
Total external development expense	896	1,627
R&D personnel expense	475	270
R&D facility and depreciation expense	10	15
Patent expenses	73	87
Other R&D expense	23	113
Total research, development and patent expense	$1,477	$2,112

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates” contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2022. There have not been any material changes to the critical accounting policies discussed therein during the three months ended March 31, 2023.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

Research, Development and Patents Expenses

Research, development and patents expenses were $1.5 million and $2.1 million for the three months ended March 31, 2023 and 2022, respectively. The decrease of $0.6 million expense was primarily due to a decrease in MN-166 related manufacturing expenses.

General and Administrative Expenses

General and administrative expenses were $1.5 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $0.2 million was primarily due to an increase in performance-based stock option expense.

Interest Income

Interest income was $0.5 million and $0.0 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $0.5 million was primarily driven by higher interest rates on cash and bank certificates of deposit. Interest income consists of interest earned on our cash and cash equivalents and investments.

Other Expense

Other expense was $0.5 million and $0.0 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $0.5 million was primarily driven by penalties on early disposal of bank certificates of deposit.

Liquidity and Capital Resources

Net cash used in operating activities during the three months ended March 31, 2023 was $3.2 million compared to $3.7 million during the same period in 2022. The $0.5 million change is primarily related to the decreased net loss and changes in operating assets and liabilities for those periods.

Net cash provided by investing activities during the three months ended March 31, 2023 was $39.9 million compared to $0.0 million during the same period in 2022 due to the disposal of certificates of deposit.

As of March 31, 2023, we had available cash and cash equivalents of $55.3 million and working capital of $53.3 million. As of the date of this report, we believe we have working capital sufficient to fund operations at least through the end of 2024. However, we cannot provide assurance that these capital resources will be sufficient to conduct all our research and development programs as planned.

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

No shares of common stock were sold under the ATM Agreement in the three months ended March 31, 2023 and 2022.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not involved in any material legal proceedings as of March 31, 2023. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2022, which are incorporated herein by reference and which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as amended, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not believe that there have been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1

Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012 (File No. 001-33185)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2019 (File No. 001-33185)).

31.1(1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2(1)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS(1)	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH(1)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(1)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104(1)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)
Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: May 11, 2023	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D.
President and Chief Executive Officer
(on behalf of the registrant and
as the registrant’s Principal Executive Officer)

	By:	/s/ JASON KRUGER
Jason Kruger
Chief Financial Officer
(on behalf of the registrant and
as the registrant’s Principal Financial Officer)