Form 10-Q
period 2023-06-30
MEDICINOVA INC
filed 2023-08-09
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

As of August 7, 2023, the registrant had 49,046,246 shares of Common Stock ($0.001 par value) outstanding.

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

MEDICINOVA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$52,876,271	$18,505,493
Prepaid expenses and other current assets	645,464	499,403
Investments	—	39,982,213
Total current assets	53,521,735	58,987,109
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Property and equipment, net	54,562	45,269
Right-of-use asset	669,314	629,495
Other non-current assets	72,791	92,792
Total assets	$68,718,642	$74,154,905
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$548,221	$424,646
Accrued liabilities and other current liabilities	2,071,738	2,605,308
Operating lease liability	201,277	157,505
Total current liabilities	2,821,236	3,187,459
Deferred tax liability	201,792	201,792
Other non-current liabilities	519,685	523,619
Total liabilities	3,542,713	3,912,870
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2023 and December 31, 2022; 49,046,246 and 49,046,246 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	49,046	49,046
Additional paid-in capital	478,167,424	477,438,451
Accumulated other comprehensive loss	(121,040)	(115,285)
Accumulated deficit	(412,919,501)	(407,130,177)
Total stockholders’ equity	65,175,929	70,242,035
Total liabilities and stockholders' equity	$68,718,642	$74,154,905

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating expenses:
Research, development and patents	$1,735,735	$2,564,969	3,212,411	4,676,965
General and administrative	1,564,295	1,524,966	3,050,862	2,822,982
Total operating expenses	3,300,030	4,089,935	6,263,273	7,499,947
Operating loss	(3,300,030)	(4,089,935)	(6,263,273)	(7,499,947)
Interest income	451,420	91,275	960,466	128,614
Other expense	(23,210)	(30,338)	(486,517)	(44,082)
Net loss applicable to common stockholders	$(2,871,820)	$(4,028,998)	$(5,789,324)	$(7,415,415)
Basic and diluted net loss per common share	$(0.06)	$(0.08)	$(0.12)	$(0.15)
Shares used to compute basic and diluted net loss per common share	49,046,246	49,045,587	49,046,246	49,044,423
Net loss applicable to common stockholders	$(2,871,820)	$(4,028,998)	$(5,789,324)	$(7,415,415)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(4,213)	(11,980)	(5,755)	(19,415)
Comprehensive loss	$(2,876,033)	$(4,040,978)	$(5,795,079)	$(7,434,830)

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30, 2023
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2022	49,046,246	$49,046	$477,438,451	$(115,285)	$(407,130,177)	$70,242,035
Share-based compensation	—	—	403,263	—	—	403,263
Net loss	—	—	—	—	(2,917,504)	(2,917,504)
Foreign currency translation adjustments	—	—	—	(1,542)	—	(1,542)
Balance at March 31, 2023	49,046,246	49,046	477,841,714	(116,827)	(410,047,681)	67,726,252
Share-based compensation	—	—	325,710	—	—	325,710
Net loss	—	—	—	—	(2,871,820)	(2,871,820)
Foreign currency translation adjustments	—	—	—	(4,213)	—	(4,213)
Balance at June 30, 2023	49,046,246	$49,046	$478,167,424	$(121,040)	$(412,919,501)	$65,175,929

	Six Months Ended June 30, 2022
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2021	49,043,246	$49,043	$476,788,012	$(98,877)	$(393,061,094)	$83,677,084
Share-based compensation	—	—	81,053	—	—	81,053
Net loss	—	—	—	—	(3,386,417)	(3,386,417)
Foreign currency translation adjustments	—	—	—	(7,435)	—	(7,435)
Balance at March 31, 2022	49,043,246	49,043	476,869,065	(106,312)	(396,447,511)	80,364,285
Share-based compensation	—	—	274,502	—	—	274,502
Issuance of common stock for option exercises	3,000	3	7,917	—	—	7,920
Net loss	—	—	—	—	(4,028,998)	(4,028,998)
Foreign currency translation adjustments	—	—	—	(11,980)	—	(11,980)
Balance at June 30, 2022	49,046,246	$49,046	$477,151,484	$(118,292)	$(400,476,509)	$76,605,729

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
	2023	2022
Operating activities:
Net loss	$(5,789,324)	$(7,415,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	728,973	355,555
Depreciation and amortization	9,100	8,917
Loss on disposal of investments	102,513	—
Change in carrying amount of right-of-use asset	98,643	101,394
Changes in assets and liabilities:
Prepaid expenses and other assets	(182,896)	(135,311)
Accounts payable, accrued liabilities and other liabilities	(428,876)	956,112
Operating lease liabilities	(98,562)	(55,620)
Net cash used in operating activities	(5,560,429)	(6,184,368)
Investing activities:
Proceeds from disposal of investments	39,929,015	—
Acquisitions of property and equipment	(18,577)	—
Net cash provided by investing activities	39,910,438	—
Financing activities:
Proceeds from issuance of common stock and exercise of common stock options	—	7,920
Net cash provided by financing activities	—	7,920
Effect of exchange rate changes on cash and cash equivalents	20,769	(21,238)
Net change in cash and cash equivalents	34,370,778	(6,197,686)
Cash and cash equivalents, beginning of period	18,505,493	71,430,954
Cash and cash equivalents, end of period	$52,876,271	$65,233,268
Supplemental disclosure of non-cash investing activities:
Right-of-use asset obtained in exchange for operating lease liability	$139,001	$—

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

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $1.6 million and $2.5 million for the three months ended June 30, 2023 and 2022, respectively, and $3.0 million and $4.5 million for the six months ended June 30, 2023 and 2022, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents in Research, Development and Patents expenses. Such patent-related expenses totaled $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs are quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active near the measurement date; and

Level 3:	Unobservable inputs due to little or no market data, which require the reporting entity to develop its own assumptions.

The carrying amount and approximate fair value of financial instruments as of June 30, 2023 and December 31, 2022, were as follows:

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Cash and cash equivalents:
Money market funds	$762,116	$762,116	$704,882	$704,882	Level 1
Investments
Bank certificates of deposit	—	—	$39,982,213	$39,982,213	Level 2

Short-term investments consisting of bank certificates of deposit with an original purchased maturity greater than three months are classified as held-to-maturity and are stated at amortized cost, which approximates fair value due to the short-term maturities and market rates of interest of these instruments.

4. Commitments and Contingencies

Lease Commitments

The Company has operating leases primarily for real estate in the United States and Japan. The United States lease is for the Company’s headquarters in San Diego and has a term of five years ending January 31, 2027, with annual escalations. The Company’s lease in Tokyo, Japan has a term of two years ending May 2025 with an auto-renewal, two-year extension. The real estate operating leases are included in "Right-of-use asset” on the Company's balance sheet and represents the Company’s right to use the underlying assets for the lease term. The Company’s obligation to make lease payments are included in "Operating lease liability" and "Other non-current liabilities" on the Company's balance sheet.

Information related to the Company’s right-of-use assets and related lease liabilities are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Cash paid for operating lease liabilities	$64,024	$34,283	$127,391	$68,565
Operating lease costs	64,011	65,170	128,022	115,222

	June 30,	December 31,
	2023	2022
Current operating lease liabilities	$201,277	$157,505
Non-current operating lease liabilities	519,685	523,619
Total operating lease liabilities	$720,962	$681,124
Weighted-average remaining lease term (in years)	3.28	3.90
Weighted-average discount rate	9.3%	9.8%

Maturities of operating lease liabilities as of June 30, 2023 were as follows:
2023 (remaining six months)	$128,491
2024	263,811
2025	228,686
2026	206,483
2027	17,269
Thereafter	—
Total minimum payments	844,740
Less imputed interest	(123,778)
Total lease liabilities	$720,962

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

No milestone payments have been made under these agreements during the three and six months ended June 30, 2023 and 2022. For products currently in development, future potential milestone payments based on product development of MN-166 (ibudilast) and MN-001 (tipelukast) are $10 million as of June 30, 2023. For all other products, future potential milestone payments related to development milestones and commercialization milestones totaled $16.5 million as of June 30, 2023. There are no minimum royalties required under any of the license agreements. The Company is unable to estimate with certainty the timing on when these milestone payments will occur as these payments are dependent upon the progress of the Company’s product development programs.

Legal Proceedings

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any such proceedings or claims that it believes will have, individually or in aggregate, a material adverse effect on its business, financial condition or results of operations.

5. Stock-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan, or 2013 Plan, under which the Company granted equity-based awards, including stock options, stock appreciation rights, restricted stock, and restricted stock units to individuals who were then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. A total of 8,700,000 shares of common stock were reserved for issuance under the 2013 Plan. In addition, “returning shares” that may become available from time to time were added back to the plan. “Returning shares” included shares that were subject to outstanding awards granted under the Company's prior 2004 Equity Incentive Plan that expired or terminated prior to exercise or settlement, were forfeited because of the failure to vest, were repurchased, or were withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2013 Plan, all outstanding stock awards granted under the 2013 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2013 Plan.

In June 2023, the Company adopted the 2023 Equity Incentive Plan, or 2023 Plan, under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2023 Plan is the successor to the 2013 Plan. A total of 8,700,000 shares of common stock are reserved for issuance under the 2023 Plan. The number of shares of common stock that may be issued under the 2023 Plan is equal to the sum of (a) shares subject to awards granted under the 2013 Plan that were outstanding upon expiration of the 2013 Plan and are subsequently forfeited, expire or lapse unexercised or unsettled and shares issued pursuant to awards granted under the 2013 Plan that were outstanding upon expiration of the 2013 Plan and are subsequently forfeited to or reacquired by the Company and (b) shares reserved under the 2013 Plan that were not issued or subject to outstanding awards under the 2013 Plan upon expiration of the 2013 Plan. While a maximum of 9,934,567 shares may become available for issuance under the 2023 Plan from the 2013 Plan, since this figure assumes that all awards outstanding under the 2013 Plan upon expiration of the 2013 Plan will be forfeited, the Company expects the actual number of shares added to the 2023 Plan to be less. In general, to the extent that awards under the 2023 Plan are forfeited, cancelled or expire for any reason before being exercised or settled in full, the shares subject to such awards will again become available for issuance under the 2023 Plan. If stock appreciation rights are exercised or restricted stock units are settled, then only the number of shares (if any) actually issued to the participant will reduce the number of shares available under the 2023 Plan. If restricted shares or shares issued upon exercise of options are reacquired by the Company pursuant to a forfeiture provision, repurchase right or for any other reason, then such shares shall again become available for issuance under the 2023 Plan. Shares withheld to pay the exercise price of options or satisfy tax withholding obligations related to an award shall again become available for issuance under the 2023 Plan. Further, to the extent an award is settled in cash rather than shares, the cash settlement shall not reduce the number of shares available for issuance under the 2023 Plan.

As of June 30, 2023, 1,648,151 shares remain available for future grants under the 2023 Plan.

Certain of the employee stock options granted contain performance conditions, the vesting of which is based on a determination made by the compensation committee followed by an approval of the board of directors as to the achievement of certain corporate objectives at the end of the performance period. The grant date of such awards is the date on which the board of directors makes its determination. For periods preceding the grant date, the expense related to these awards is measured based on their fair value at each reporting date. The estimated fair value of the performance awards granted and the resulting expense is based upon a certain level of achievement of the corporate objectives and other assumptions in determining fair value. The amount of expense ultimately recognized upon the grant date at completion of the performance period could change from the estimate as a result of various factors, including the level of achievement of the corporate objectives, changes in the assumptions used in the Black-Scholes model in determining fair value or fluctuations in the Company’s stock price during the performance period. As of June 30, 2023, there were a total of 730,350 shares underlying performance options that were subject to vesting based on achievement of corporate objectives for 2023.

Stock Options

Options granted under the 2023 Plan and the 2013 Plan have terms of ten years from the date of grant unless earlier terminated and generally vest over a one or four year period. The exercise price of all options granted through June 30, 2023 and 2022, was equal to the fair market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of June 30, 2023 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	7,985,250	$5.55
Granted	770,350	2.39
Exercised	—	—
Cancelled	(469,184)	3.99
Outstanding at June 30, 2023	8,286,416	$5.34
Exercisable at June 30, 2023	7,492,898	$5.65

Compensation Expense

Stock-based compensation expense for stock option awards are reflected in total operating expenses for each respective period.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2023 and 2022, respectively:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Research, development and patents	$120,037	$96,364	$261,155	$138,871
General and administrative	205,673	178,138	467,818	216,684
Total stock-based compensation expense	$325,710	$274,502	$728,973	$355,555

The Company uses the Black-Scholes valuation model for determining the estimated fair value for stock-based awards granted to employees and considers management’s current expectations of the achievement of the performance objectives for the year. The following table provides the assumptions used in the Black-Scholes valuation model used to estimate the fair value of options granted during the six months ended June 30, 2023 and 2022, and to estimate the fair value of performance-based stock options as of June 30, 2023 and 2022.

Six months ended
	June 30, 2023	June 30, 2022
Stock Option assumptions:
Risk-free interest rate	3.59 - 4.13%	2.42 - 3.01%
Expected volatility of common stock	75.81 - 77.96%	75.13 - 78.45%
Dividend yield	0.00%	0.00%
Expected term (in years)	5.13 - 5.38	5.12 - 5.77

As of June 30, 2023, there was $0.7 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.6 years, on a straight-line basis. Such compensation cost will ultimately be adjusted based upon actual performance compared to the corporate objectives as described above.

The weighted-average fair value of each stock option granted during the six months ended June 30, 2023 and 2022, estimated as of the grant date using the Black-Scholes option valuation model, was $1.60 and $1.47, respectively.

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

No shares of common stock were sold under the ATM Agreement in the three and six months ended June 30, 2023 and 2022, respectively.

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

Potentially dilutive outstanding stock options excluded from diluted net loss per common share due to their anti-dilutive effect totaled 8,286,416 shares for both the three and six months ended June 30, 2023 and 8,013,920 shares for both the three and six months ended June 30, 2022.

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

We have incurred significant net losses since our inception. As of June 30, 2023, from inception, our accumulated deficit was $412.9 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

Impact of COVID-19 and the Macroeconomic Environment on Our Business

The ongoing COVID-19 pandemic has resulted in significant national and global economic disruption and has, and may continue to adversely affect our business. To date, we have experienced certain adverse effects on our business as well as been provided certain opportunities as a result of the pandemic. The pandemic caused a decrease in the number of patient visits at some clinical trial sites which we believe resulted in slower enrollment in our clinical trials than would have occurred without the pandemic. However, we have seen an increase in the number of patient visits compared to earlier in the pandemic and we continue to enroll patients in clinical trials. Throughout the pandemic, we have continued with routine clinical trial activities including executing new clinical trial agreements, negotiating budgets, institutional review board (IRB) approvals, site training, and other activities related to the initiation of new clinical trials and the opening of new clinical trial sites, although some of these activities took longer to complete than what we experienced prior to the pandemic.

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

The following table summarizes our research, development and patents expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
External development expense:
MN-221	$2	$399	$12	$401
MN-166	872	1,538	1,694	3,155
MN-001	221	35	284	42
MN-029	1	1	2	2
Other	—	11	—	11
Total external development expense	1,096	1,984	1,992	3,611
R&D personnel expense	451	429	926	699
R&D facility and depreciation expense	16	11	26	26
Patent expenses	97	142	170	229
Other R&D expense (gain)	75	(1)	98	112
Total research, development and patent expense	$1,735	$2,565	$3,212	$4,677

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates” contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2022. There have not been any material changes to the critical accounting policies discussed therein during the six months ended June 30, 2023.

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

Research, Development and Patents Expenses

Research, development and patents expenses were $1.7 million and $2.6 million for the three months ended June 30, 2023 and 2022, respectively. The decrease of $0.9 million expense was primarily due to a decrease in MN-221 and MN-166 related manufacturing expenses, partially offset by increased MN-001 related expenses.

General and Administrative Expenses

General and administrative expenses were $1.6 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $0.1 million was primarily due to an increase in performance-based stock option expense.

Interest Income

Interest income was $0.5 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $0.4 million was primarily driven by higher interest rates on cash and bank certificates of deposit. Interest income consists of interest earned on our cash and cash equivalents and investments.

Comparison of the six months ended June 30, 2023 and 2022

Research, Development and Patents Expenses

Research, development and patents expenses were $3.2 million and $4.7 million for the six months ended June 30, 2023 and 2022, respectively. The decrease of $1.5 million expense was primarily due to a decrease in MN-221 and MN-166 related manufacturing expenses, partially offset by increased MN-001 related expenses.

General and Administrative Expenses

General and administrative expenses were $3.1 million and $2.8 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $0.3 million was primarily due to an increase in performance-based stock option expense.

Interest Income

Interest income was $1.0 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $0.9 million was primarily driven by higher interest rates on cash and bank certificates of deposit. Interest income consists of interest earned on our cash and cash equivalents and investments.

Other Expense

Other expense was $0.5 million and $0.0 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $0.5 million was primarily driven by penalties on early disposal of bank certificates of deposit.

Liquidity and Capital Resources

Net cash used in operating activities during the six months ended June 30, 2023 was $5.6 million compared to $6.2 million during the same period in 2022. The $0.6 million change is primarily related to the decreased net loss and changes in operating assets and liabilities for those periods.

Net cash provided by investing activities during the six months ended June 30, 2023 was $39.9 million compared to $0.0 million during the same period in 2022 due to the disposal of certificates of deposit.

As of June 30, 2023, we had available cash and cash equivalents of $52.9 million and working capital of $50.7 million. As of the date of this report, we believe we have working capital sufficient to fund operations at least through the end of 2024. However, we cannot provide assurance that these capital resources will be sufficient to conduct all our research and development programs as planned.

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

No shares of common stock were sold under the ATM Agreement in the three and six months ended June 30, 2023 and 2022.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not involved in any material legal proceedings as of June 30, 2023. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2019 (File No. 001-33185)).

31.1(1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2(1)*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS(1)	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH(1)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(1)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104(1)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)
Filed Herewith

*

The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of MediciNova, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICINOVA, INC.

Date: August 9, 2023	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D.
President and Chief Executive Officer
(on behalf of the registrant and
as the registrant’s Principal Executive Officer)

	By:	/s/ JASON KRUGER
Jason Kruger
Chief Financial Officer
(on behalf of the registrant and
as the registrant’s Principal Financial Officer)