Form 10-Q
period 2023-09-30
MEDICINOVA INC
filed 2023-11-09
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

As of November 7, 2023, the registrant had 49,046,246 shares of Common Stock ($0.001 par value) outstanding.

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

MEDICINOVA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$51,507,361	$18,505,493
Accounts receivable	1,000,000	—
Prepaid expenses and other current assets	488,786	499,403
Investments	—	39,982,213
Total current assets	52,996,147	58,987,109
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Property and equipment, net	51,241	45,269
Right-of-use asset	617,866	629,495
Other non-current assets	71,067	92,792
Total assets	$68,136,561	$74,154,905
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$736,896	$424,646
Accrued liabilities and other current liabilities	1,859,389	2,605,308
Operating lease liability	205,394	157,505
Total current liabilities	2,801,679	3,187,459
Deferred tax liability	201,792	201,792
Other non-current liabilities	463,838	523,619
Total liabilities	3,467,309	3,912,870
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2023 and December 31, 2022; 49,046,246 and 49,046,246 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	49,046	49,046
Additional paid-in capital	478,386,566	477,438,451
Accumulated other comprehensive loss	(123,752)	(115,285)
Accumulated deficit	(413,642,608)	(407,130,177)
Total stockholders’ equity	64,669,252	70,242,035
Total liabilities and stockholders' equity	$68,136,561	$74,154,905

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$1,000,000	$—	$1,000,000	$—
Operating expenses:
Research, development and patents	794,706	2,454,203	4,007,117	7,131,168
General and administrative	1,352,182	1,443,264	4,403,044	4,266,246
Total operating expenses	2,146,888	3,897,467	8,410,161	11,397,414
Operating loss	(1,146,888)	(3,897,467)	(7,410,161)	(11,397,414)
Interest income	437,934	253,755	1,398,400	382,369
Other expense	(14,153)	(8,472)	(500,670)	(52,554)
Net loss applicable to common stockholders	$(723,107)	$(3,652,184)	$(6,512,431)	$(11,067,599)
Basic and diluted net loss per common share	$(0.01)	$(0.07)	$(0.13)	$(0.23)
Shares used to compute basic and diluted net loss per common share	49,046,246	49,046,246	49,046,246	49,045,037
Net loss applicable to common stockholders	$(723,107)	$(3,652,184)	$(6,512,431)	$(11,067,599)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(2,712)	(5,972)	(8,467)	(25,387)
Comprehensive loss	$(725,819)	$(3,658,156)	$(6,520,898)	$(11,092,986)

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2023
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2022	49,046,246	$49,046	$477,438,451	$(115,285)	$(407,130,177)	$70,242,035
Share-based compensation	—	—	403,263	—	—	403,263
Net loss	—	—	—	—	(2,917,504)	(2,917,504)
Foreign currency translation adjustments	—	—	—	(1,542)	—	(1,542)
Balance at March 31, 2023	49,046,246	49,046	477,841,714	(116,827)	(410,047,681)	67,726,252
Share-based compensation	—	—	325,710	—	—	325,710
Net loss	—	—	—	—	(2,871,820)	(2,871,820)
Foreign currency translation adjustments	—	—	—	(4,213)	—	(4,213)
Balance at June 30, 2023	49,046,246	49,046	478,167,424	(121,040)	(412,919,501)	65,175,929
Share-based compensation			219,142			219,142
Net loss					(723,107)	(723,107)
Foreign currency translation adjustments				(2,712)		(2,712)
Balance at September 30, 2023	49,046,246	$49,046	$478,386,566	$(123,752)	$(413,642,608)	$64,669,252

	Nine Months Ended September 30, 2022
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2021	49,043,246	$49,043	$476,788,012	$(98,877)	$(393,061,094)	$83,677,084
Share-based compensation	—	—	81,053	—	—	81,053
Net loss	—	—	—	—	(3,386,417)	(3,386,417)
Foreign currency translation adjustments	—	—	—	(7,435)	—	(7,435)
Balance at March 31, 2022	49,043,246	49,043	476,869,065	(106,312)	(396,447,511)	80,364,285
Share-based compensation	—	—	274,502	—	—	274,502
Issuance of common stock for option exercises	3,000	3	7,917	—	—	7,920
Net loss	—	—	—	—	(4,028,998)	(4,028,998)
Foreign currency translation adjustments	—	—	—	(11,980)	—	(11,980)
Balance at June 30, 2022	49,046,246	49,046	477,151,484	(118,292)	(400,476,509)	76,605,729
Share-based compensation	—	—	158,298	—	—	158,298
Net loss	—	—	—	—	(3,652,184)	(3,652,184)
Foreign currency translation adjustments	—	—	—	(5,972)	—	(5,972)
Balance at September 30, 2022	49,046,246	$49,046	$477,309,782	$(124,264)	$(404,128,693)	$73,105,871

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2023	2022
Operating activities:
Net loss	$(6,512,431)	$(11,067,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	948,115	513,853
Depreciation and amortization	14,803	13,376
Loss on disposal of investments	102,513	—
Non-cash interest on investments	—	(21,849)
Loss on disposal of property and equipment	371	—
Change in carrying amount of right-of-use asset	146,205	151,123
Changes in assets and liabilities:
Accounts receivable	(1,000,000)	—
Prepaid expenses and other assets	(27,478)	(49,947)
Accounts payable, accrued liabilities and other liabilities	(457,675)	1,660,250
Operating lease liabilities	(146,401)	(103,726)
Net cash used in operating activities	(6,931,978)	(8,904,519)
Investing activities:
Proceeds from disposal of investments	39,929,015	—
Purchases of investments	—	(10,000,000)
Acquisitions of property and equipment	(21,321)	—
Net cash provided by (used in) investing activities	39,907,694	(10,000,000)
Financing activities:
Proceeds from issuance of common stock and exercise of common stock options	—	7,920
Net cash provided by financing activities	—	7,920
Effect of exchange rate changes on cash and cash equivalents	26,152	(27,092)
Net change in cash and cash equivalents	33,001,868	(18,923,691)
Cash and cash equivalents, beginning of period	18,505,493	71,430,954
Cash and cash equivalents, end of period	$51,507,361	$52,507,263
Supplemental disclosure of non-cash investing activities:
Right-of-use asset obtained in exchange for operating lease liability	$139,001	$—

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

Accounts Receivable

Accounts receivable is recorded net of allowance for credit losses. There was no allowance for credit losses required as of September 30, 2023 (see Note 2). Accounts receivable balance as of January 1, 2022 was $0.

Investments

Investments purchased with an original maturity of greater than three months are classified as investments. Investments are stated at fair value and are classified as current or non-current based on the nature of the securities as well as their stated maturities.

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $0.7 million and $2.4 million for the three months ended September 30, 2023 and 2022, respectively, and $3.7 million and $6.8 million for the nine months ended September 30, 2023 and 2022, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents in Research, Development and Patents expenses. Such patent-related expenses totaled $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively.

For transactions with a government where the Company receives government assistance in performing research and development activities and the accounting for a transaction is not specified within the scope of authoritative GAAP, the Company follows ASC 832, Government Assistance (Topic 832), applying a grant or contribution model by analogy to Subtopic 958-605, Not-for-Profit Entities-Revenue Recognition (“ASC 958-605”).

In 2021, the Company entered into an agreement with the Biomedical Advanced Research and Development Authority (BARDA), part of the Office of the Assistant Secretary for Preparedness and Response at the U.S. Department of Health and Human Services, to develop MN-166 (ibudilast) as a potential medical countermeasure against chlorine gas-induced lung damage such as acute respiratory distress syndrome (ARDS) and acute lung injury (ALI). Under the agreement, BARDA agreed to provide federal funding for specified pre-clinical studies under Contract No. 75A50121C00022. The studies were completed in August 2023, and in September 2023, BARDA paid the Company $0.7 million to partially reimburse the costs of the studies. Contractual arrangements that are not considered an exchange of services are considered contributions under ASC 958-605, and the Company elected to recognize the funding of $0.7 million as an offset to research and development costs for the three and nine months ended September 30, 2023.

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

Genzyme Corporation

In December 2005, Avigen, Inc. and Genzyme Corporation (“Genzyme”) entered into an Assignment Agreement (the “Genzyme Agreement”) in which Genzyme acquired certain gene therapy intellectual property, programs and other related assets from Avigen, Inc. in exchange for an upfront payment and potential additional development milestone payments, sublicensing fees, and royalty payments based on the successful development of products by Genzyme utilizing technologies previously developed by Avigen. The Company subsequently acquired Avigen in December 2009 along with Avigen’s rights and obligations under the Genzyme Agreement. If Genzyme fails to diligently pursue the commercialization or marketing of products using the assigned technology, as specified in the Genzyme Agreement, some of the rights assigned could revert back to the Company at a future date.

The development milestones outlined in the Genzyme Agreement did not meet the definition of a substantive milestone obligation under authoritative guidance on revenue recognition for milestone payments, as Genzyme was responsible for the development of the products and there is no further substantive service effort required by the Company. In September 2023, the Company received notice that a gene therapy product based on AAV (adeno-associated virus) vector technology, which was covered under the Genzyme Agreement, achieved one clinical development milestone, triggering a milestone payment of $1.0 million. Accordingly, the Company recognized revenue and accounts receivable of $1.0 million as of and for the three and nine months ended September 30, 2023. The Company subsequently received payment of the $1.0 million in October 2023.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs are quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active near the measurement date; and

Level 3:	Unobservable inputs due to little or no market data, which require the reporting entity to develop its own assumptions.

The carrying amount and approximate fair value of financial instruments as of September 30, 2023 and December 31, 2022, were as follows:

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Cash and cash equivalents:
Money market funds	$772,195	$772,195	$704,882	$704,882	Level 1
Investments
Bank certificates of deposit	—	—	$39,982,213	$39,982,213	Level 2

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

Information related to the Company’s right-of-use assets and related lease liabilities are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Cash paid for operating lease liabilities	$64,024	$62,045	$189,622	$128,280
Operating lease costs	64,011	64,004	190,240	176,896

	September 30,	December 31,
	2023	2022
Current operating lease liabilities	$205,394	$157,505
Non-current operating lease liabilities	463,838	523,619
Total operating lease liabilities	$669,232	$681,124
Weighted-average remaining lease term (in years)	3.06	3.90
Weighted-average discount rate	9.1%	9.8%

Maturities of operating lease liabilities as of September 30, 2023 were as follows:
2023 (remaining three months)	$63,599
2024	261,420
2025	227,690
2026	206,483
2027	17,269
Thereafter	—
Total minimum payments	776,461
Less imputed interest	(107,229)
Total lease liabilities	$669,232

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

No milestone payments have been made under these agreements during the three and nine months ended September 30, 2023 and 2022. For products currently in development, future potential milestone payments based on product development of MN-166 (ibudilast) and MN-001 (tipelukast) are $10 million as of September 30, 2023. For all other products, future potential milestone payments related to development milestones and commercialization milestones totaled $16.5 million as of September 30, 2023. There are no minimum royalties required under any of the license agreements. The Company is unable to estimate with certainty the timing on when these milestone payments will occur as these payments are dependent upon the progress of the Company’s product development programs.

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

As of September 30, 2023, 1,629,818 shares remain available for future grants under the 2023 Plan.

Certain of the employee stock options granted contain performance conditions, the vesting of which is based on a determination made by the compensation committee followed by an approval of the board of directors as to the achievement of certain corporate objectives at the end of the performance period. The grant date of such awards is the date on which the board of directors makes its determination. For periods preceding the grant date, the expense related to these awards is measured based on their fair value at each reporting date. The estimated fair value of the performance awards granted and the resulting expense is based upon a certain level of achievement of the corporate objectives and other assumptions in determining fair value. The amount of expense ultimately recognized upon the grant date at completion of the performance period could change from the estimate as a result of various factors, including the level of achievement of the corporate objectives, changes in the assumptions used in the Black-Scholes model in determining fair value or fluctuations in the Company’s stock price during the performance period. As of September 30, 2023, there were a total of 730,350 shares underlying performance options that were subject to vesting based on achievement of corporate objectives for 2023.

Stock Options

Options granted under the 2023 Plan and the 2013 Plan have terms of ten years from the date of grant unless earlier terminated and generally vest over a one or four year period. The exercise price of all options granted through September 30, 2023 and 2022, was equal to the fair market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of September 30, 2023 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	7,985,250	$5.55
Granted	788,683	2.39
Exercised	—	—
Cancelled	(469,184)	3.99
Outstanding at September 30, 2023	8,304,749	$5.34
Exercisable at September 30, 2023	7,512,231	$5.65

Compensation Expense

Stock-based compensation expense for stock option awards are reflected in total operating expenses for each respective period.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Research, development and patents	$75,502	$53,948	$336,657	$192,819
General and administrative	143,640	104,350	611,458	321,034
Total stock-based compensation expense	$219,142	$158,298	$948,115	$513,853

The Company uses the Black-Scholes valuation model for determining the estimated fair value for stock-based awards granted to employees and considers management’s current expectations of the achievement of the performance objectives for the year. The following table provides the assumptions used in the Black-Scholes valuation model used to estimate the fair value of options granted during the nine months ended September 30, 2023 and 2022, and to estimate the fair value of performance-based stock options as of September 30, 2023 and 2022.

Nine months ended
	September 30, 2023	September 30, 2022
Stock Option assumptions:
Risk-free interest rate	3.59 - 4.60%	2.42 - 4.06%
Expected volatility of common stock	75.17 - 77.96%	75.13 - 79.35%
Dividend yield	0.00%	0.00%
Expected term (in years)	4.88 - 5.38	4.87 - 5.77

As of September 30, 2023, there was $0.4 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.3 years, on a straight-line basis. Such compensation cost will ultimately be adjusted based upon actual performance compared to the corporate objectives as described above.

The weighted-average fair value of each stock option granted during the nine months ended September 30, 2023 and 2022, estimated as of the grant date using the Black-Scholes option valuation model, was $1.60 and $1.47, respectively.

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

No shares of common stock were sold under the ATM Agreement in the three and nine months ended September 30, 2023 and 2022, respectively.

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

Potentially dilutive outstanding stock options excluded from diluted net loss per common share due to their anti-dilutive effect totaled 8,304,749 shares for both the three and nine months ended September 30, 2023 and 7,985,250 shares for both the three and nine months ended September 30, 2022.

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

We have incurred significant net losses since our inception. As of September 30, 2023, from inception, our accumulated deficit was $413.6 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

Impact of COVID-19 and the Macroeconomic Environment on Our Business

The recent COVID-19 pandemic resulted in significant national and global economic disruption and has, and may continue to adversely affect our business. To date, we have experienced certain adverse effects on our business as well as been provided certain opportunities as a result of the pandemic. The pandemic caused a decrease in the number of patient visits at some clinical trial sites which we believe resulted in slower enrollment in our clinical trials than would have occurred without the pandemic. However, we have seen an increase in the number of patient visits compared to earlier in the pandemic and we continue to enroll patients in clinical trials. Throughout the pandemic, we continued with routine clinical trial activities including executing new clinical trial agreements, negotiating budgets, institutional review board (IRB) approvals, site training, and other activities related to the initiation of new clinical trials and the opening of new clinical trial sites, although some of these activities took longer to complete than what we experienced prior to the pandemic.

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

We continue to actively monitor the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce resulting from the recent pandemic. To the extent that there is a resurgence in the COVID-19 pandemic, or other health epidemics or outbreaks, our operations could be disrupted and our business adversely impacted.

Further, the recent COVID-19 pandemic and government responses to the pandemic resulted in, and may continue to result in, downward pressure, extreme volatility, and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity, access to capital markets, and our ability to operate in accordance with our operating plan, or at all.

In addition, we may be exposed to credit risk on deposits at financial institutions to the extent our account balances exceed the amount insured by the Federal Deposit Insurance Corporation. We are monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions.

Revenues

In December 2005, Avigen, Inc. and Genzyme Corporation entered into an Assignment Agreement (the “Genzyme Agreement”) in which Genzyme acquired certain gene therapy intellectual property, programs and other related assets from Avigen in exchange for an upfront payment and potential additional development milestone payments, sublicensing fees and royalty payments based on the successful development of products by Genzyme utilizing technologies previously developed by Avigen. We subsequently acquired Avigen in December 2009 along with Avigen’s rights and obligations under the Genzyme Agreement. If Genzyme fails to diligently pursue the commercialization or marketing of products using the assigned technology, as specified in the Genzyme Agreement, some of the rights assigned could revert back to us at a future date.

The development milestones outlined in the Genzyme Agreement did not meet the definition of a substantive milestone obligation under authoritative guidance on revenue recognition for milestone payments, as Genzyme was responsible for the development of the products and there is no further substantive service effort required by us. In September 2023, we received notice that a gene therapy product based on AAV (adeno-associated virus) vector technology, which was covered under the Genzyme Agreement, achieved one clinical development milestone, triggering one milestone payment. Accordingly, we recognized revenue of $1.0 million during the three and nine months ended September 30, 2023.

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

The following table summarizes our research, development and patents expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
External development expense:
MN-221	$2	$1	$14	$402
MN-166	66	1,835	1,760	4,990
MN-001	143	116	427	158
MN-029	1	1	3	3
Other	—	—	—	11
Total external development expense	212	1,953	2,204	5,564
R&D personnel expense	412	350	1,338	1,049
R&D facility and depreciation expense	16	16	42	42
Patent expenses	93	90	263	319
Other R&D expense	62	45	160	157
Total research, development and patent expense	$795	$2,454	$4,007	$7,131

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates” contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2022. There have not been any material changes to the critical accounting policies discussed therein during the nine months ended September 30, 2023.

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

Revenues

Revenues were $1.0 million and $0.0 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $1.0 million was due to the receipt of a milestone payment under the Genzyme Agreement in September 2023.

Research, Development and Patents Expenses

Research, development and patents expenses were $0.8 million and $2.5 million for the three months ended September 30, 2023 and 2022, respectively. The decrease of $1.7 million expense was primarily due to a decrease in MN-166 related manufacturing expenses and the receipt of a $0.7 million payment from the Biomedical Advanced Research and Development Authority (BARDA) to partially reimburse us for pre-clinical study costs, which was recorded as an offset to MN-166 research and development expense.

General and Administrative Expenses

General and administrative expenses were $1.4 million and $1.4 million for the three months ended September 30, 2023 and 2022, respectively. The expense was relatively the same quarter over quarter. Changes were primarily due to a decrease in legal fees offset by an increase in performance-based stock option expense.

Interest Income

Interest income was $0.4 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $0.1 million was primarily driven by higher interest rates on cash and bank certificates of deposit. Interest income consists of interest earned on our cash and cash equivalents and investments.

Comparison of the nine months ended September 30, 2023 and 2022

Revenues

Revenues were $1.0 million and $0.0 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $1.0 million was due to the receipt of a milestone payment under the Genzyme Agreement in September 2023.

Research, Development and Patents Expenses

Research, development and patents expenses were $4.0 million and $7.1 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease of $3.1 million expense was primarily due to a decrease in MN-221 and MN-166 related manufacturing expenses and receipt of a $0.7 million payment from BARDA to partially reimburse us for pre-clinical study costs, which was recorded as an offset to MN-166 research and development expense, partially offset by increased MN-001 related expenses.

General and Administrative Expenses

General and administrative expenses were $4.4 million and $4.3 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $0.1 million was primarily due to an increase in performance-based stock option expense, partially offset by lower legal fees.

Interest Income

Interest income was $1.4 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $1.0 million was primarily driven by higher interest rates on cash and bank certificates of deposit. Interest income consists of interest earned on our cash and cash equivalents and investments.

Other Expense

Other expense was $0.5 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $0.4 million was primarily driven by penalties on early disposal of bank certificates of deposit.

Liquidity and Capital Resources

Net cash used in operating activities during the nine months ended September 30, 2023 was $6.9 million compared to $8.9 million during the same period in 2022. The $2.0 million change is primarily related to the decreased net loss and increased non-cash stock-based compensation expense, partially offset by the increase in accounts receivable of $1.0 million and changes in operating assets and liabilities for those periods.

Net cash provided by investing activities during the nine months ended September 30, 2023 was $39.9 million compared to $10.0 million used during the same period in 2022. The $49.9 million change is related to the purchase of certificates of deposits during the nine months ended September 30, 2022 and the subsequent disposal of certificates of deposit of $39.9 million during the same period in 2023.

As of September 30, 2023, we had available cash and cash equivalents of $51.5 million and working capital of $50.2 million. As of the date of this report, we believe we have working capital sufficient to fund operations at least through the end of 2024. However, we cannot provide assurance that these capital resources will be sufficient to conduct all our research and development programs as planned.

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

No shares of common stock were sold under the ATM Agreement in the three and nine months ended September 30, 2023 and 2022.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not involved in any material legal proceedings as of September 30, 2023. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

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

3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012 (File No. 001-33185)).

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

MEDICINOVA, INC.

Date: November 9, 2023	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D.
President and Chief Executive Officer
(on behalf of the registrant and
as the registrant’s Principal Executive Officer)

	By:	/s/ JASON KRUGER
Jason Kruger
Chief Financial Officer
(on behalf of the registrant and
as the registrant’s Principal Financial Officer)