Form 10-K
period 2023-12-31
MEDICINOVA INC
filed 2024-02-15
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $109,440,898 based on the closing price of the registrant’s common stock on the NASDAQ Global Market of $2.30 per share on June 30, 2023. Shares of common stock held by each executive officer and director and each affiliated entity has been excluded from this calculation. This determination of affiliate status may not be conclusive for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 12, 2024 was 49,046,246.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

MEDICINOVA, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2023

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

Summary Risk Factors

The following is a summary of the principal risks and uncertainties that could adversely affect our business, cash flows, financial condition and/or results of operations, and these adverse impacts may be material. This summary is qualified in its entirety by reference to the more detailed descriptions of the risks and uncertainties included in Item 1A below and you should read this summary together with those more detailed descriptions.

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
•
the impact of the COVID-19 pandemic or any other illness or communicable disease, or any other public health crisis on our business;
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

Item 1. Business

Overview

We are a biopharmaceutical company focused on developing novel therapeutics for the treatment of serious diseases with unmet medical needs and a commercial focus on the United States market. Our current strategy is to focus our development activities on MN-166 (ibudilast) for neurological and other disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS), chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, substance dependence and addiction (e.g., methamphetamine dependence, opioid dependence, and alcohol dependence), prevention of acute respiratory distress syndrome (ARDS), and Long COVID, and MN-001 (tipelukast) for fibrotic and other diseases such as nonalcoholic fatty liver disease (NAFLD) and idiopathic pulmonary fibrosis (IPF). Our pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma and MN-029 (denibulin) for solid tumor cancers. MN-166 (ibudilast) is in development for several different neurological diseases and other diseases as described below.

Progressive Multiple Sclerosis:

We completed a Phase 2b clinical trial of MN-166 (ibudilast) for the treatment of relapsing multiple sclerosis (MS), in which positive safety and neuroprotective efficacy indicators were observed. The data from this trial indicated that MN-166 (ibudilast) may have potential in the treatment of progressive MS.

We partnered with investigators on a Phase 2b clinical trial of MN-166 (ibudilast) in primary progressive and secondary progressive MS which was conducted by NeuroNEXT and funded by the National Institute of Health’s (NIH) National Institute of Neurological Diseases and Stroke (NINDS). This progressive MS trial, known as SPRINT-MS, completed randomization of 255 subjects in 2015, which exceeded the goal of 250 subjects that were planned for participation. In October 2017, we announced the presentation of positive top-line results from the SPRINT-MS Phase 2b clinical trial of MN-166 (ibudilast) in progressive MS. The trial achieved both primary endpoints of whole brain atrophy and safety and tolerability. MN-166 (ibudilast) demonstrated a statistically significant 48% reduction in the rate of progression of whole brain atrophy compared to placebo (p=0.04) as measured by MRI analysis using brain parenchymal fraction (BPF) and there was not an increased rate of serious adverse events in the MN-166 (ibudilast) group compared to the placebo group. In February 2018, we announced the presentation of positive clinical efficacy trends from this trial regarding the important secondary endpoint of confirmed disability progression. MN-166 (ibudilast) demonstrated a 26% reduction in the risk of confirmed disability progression compared to placebo (hazard ratio=0.74), as measured by EDSS (Expanded Disability Status Scale). Results of the SPRINT-MS Phase 2b clinical trial of MN-166 (ibudilast) in progressive MS were published in the New England Journal of Medicine in August 2018. In April 2019, we announced results from a subgroup analysis of the SPRINT-MS Phase 2b trial of MN-166 (ibudilast) in progressive MS which showed that the trends for reduction in the risk of confirmed disability progression were highest for the subgroup of subjects with Secondary Progressive MS without Relapse, in which MN-166 (ibudilast) demonstrated a 46% risk reduction compared to placebo. Additional data from the completed SPRINT-MS Phase 2b trial of MN-166 (ibudilast) in progressive MS was presented in May 2019 at the American Academy of Neurology (AAN) 71st Annual Meeting in Philadelphia, Pennsylvania. In November 2020, we announced that positive Optical Coherence Tomography (OCT) results from the SPRINT-MS Phase 2b trial of MN-166 (ibudilast) in progressive MS were published in Multiple Sclerosis Journal. In July 2021, we received a Notice of Allowance from the U.S. Patent and Trademark Office for a new patent which covers MN-166 (ibudilast) for the treatment of an ophthalmic disease/disorder or injury associated with a neurodegenerative disease/disorder or a neuro-ophthalmologic disorder.

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

Researchers at UCLA were granted approval and funding by the National Institute on Alcoholism and Alcohol Abuse (NIAAA) for a clinical trial to evaluate MN-166 (ibudilast) for the treatment of alcohol dependence. This clinical trial has been completed and results were presented at the American College of Neuropsychopharmacology (ACNP)’s 54th Annual Meeting in December 2015. In May 2018, we announced a new NIDA-funded clinical trial of MN-166 (ibudilast) in alcohol dependence and withdrawal in collaboration with researchers at UCLA. This clinical trial has been completed and positive findings were presented at the American Psychological Association 2020 Annual Convention which was held online in August 2020. Results from this clinical trial were published in June 2021 in Nature’s Translational Psychiatry. In August 2018, we announced a new NIAAA-funded Phase 2b clinical trial of MN-166 (ibudilast) to evaluate heavy drinking days in subjects with alcohol dependence in collaboration with researchers at UCLA and this trial has been completed. In February 2022, we announced that MN-166 (ibudilast) was discussed as one of the promising pharmacological agents for the treatment of alcohol use disorder in the journal Drugs. In April 2022, we announced that a secondary analysis of a Phase 2 clinical trial of MN-166 (ibudilast) in alcohol use disorder was published in the journal Alcoholism: Clinical and Experimental Research. In December 2022, we announced that positive results from a secondary analysis of a Phase 2 trial of MN-166 (ibudilast) in alcohol use disorder were published in The American Journal of Drug and Alcohol Abuse. In January 2023, we announced that the Phase 2b clinical trial of MN-166 (ibudilast) for the treatment of alcohol use disorder had completed enrollment. In June 2023, we announced results of the Phase 2b clinical trial of MN-166 (ibudilast) in alcohol use disorder which were presented at the 46th Annual Research Society on Alcoholism (RSA) Scientific Meeting.

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

Glioblastoma: We have initiated clinical development to evaluate MN-166 (ibudilast) for the treatment of glioblastoma. In June 2017, we announced positive results from an animal model study that examined the potential clinical efficacy of MN-166 (ibudilast) for the treatment of glioblastoma. These results were presented at the 2017 American Society of Clinical Oncology (ASCO) Annual Meeting. In May 2018, we announced that the Investigational New Drug Application (IND) for MN-166 (ibudilast) for treatment of glioblastoma was accepted and opened with the FDA. In October 2018, we announced that the FDA granted orphan-drug designation to MN-166 (ibudilast) as adjunctive therapy to temozolomide for the treatment of glioblastoma. In January 2019, we announced the initiation of enrollment in a clinical trial of MN-166 (ibudilast) in combination with temozolomide for the treatment of glioblastoma at the Dana-Farber Cancer Institute in Boston. In February 2019, we announced that Scientific Reports published results from the animal model study evaluating MN-166 (ibudilast) in glioblastoma. In June 2020, we announced that positive preclinical findings were published in Frontiers in Immunology regarding the prospect of MN-166 (ibudilast) as an adjunctive treatment for glioblastoma. In August 2021, we announced completion of a safety review of Part 1 of the Phase 2 clinical trial of MN-166 (ibudilast) in combination with temozolomide, which enrolled 15 subjects with recurrent glioblastoma. There were no concerning safety signals observed in Part 1 and there were no serious adverse events related to MN-166 (ibudilast). Five out of 15 subjects completed cycle 6 without disease progression, i.e. 33% of the subjects were progression-free at six months. In April 2022, we announced that data demonstrating that MN-166 (ibudilast) prevents metastasis in a uveal melanoma (UM) animal model was published in the journal Molecular Cancer Research. In January 2023, we announced that the Phase 2 clinical trial evaluating MN-166 (ibudilast) in combination with temozolomide in glioblastoma at the Dana-Farber Cancer Institute had completed enrollment. In February 2023, we announced the presentation of new data regarding a tumor tissue analysis from this clinical trial at the 20th Annual World Congress of SBMT (Society for Brain Mapping and Therapeutics). In November 2023, we announced new data and results of the Phase 2 clinical trial of MN-166 (ibudilast) in glioblastoma patients at the 28th Annual Meeting of the Society for Neuro-Oncology (SNO). The presentation also included data from preclinical studies which evaluated the combination of MN-166 (ibudilast) and anti-PD1 or anti-PD-L1 therapy in glioblastoma models.

Prevention of ARDS in patients with COVID-19: In March 2020, we announced plans to initiate development of MN-166 (ibudilast) for severe pneumonia and ARDS based on positive results of a preclinical study in an animal model of ARDS. In April 2020, we announced plans to initiate a clinical trial of MN-166 (ibudilast) for ARDS caused by COVID-19. In July 2020, we announced that the IND for MN-166 (ibudilast) for prevention of ARDS was accepted and opened with the FDA. We were also informed by the FDA that the proposed clinical investigation of MN-166 (ibudilast) for the prevention of ARDS in patients with COVID-19 may proceed. In April

2022, we announced that the Phase 2 clinical trial of MN-166 (ibudilast) in hospitalized COVID-19 patients at risk for developing ARDS had completed enrollment. In June 2022, we announced positive top-line results from this Phase 2 clinical trial. MN-166 (ibudilast) demonstrated large improvements compared to placebo for all four clinical endpoints analyzed. The trial achieved statistical significance for one of the co-primary endpoints, the proportion of subjects free of respiratory failure. The trial also achieved statistical significance for the proportion of subjects discharged from the hospital. There were two deaths in the placebo group and no deaths in the MN-166 (ibudilast) group. In July 2022, we announced the initiation of a first-in-human clinical study to evaluate a new parenteral (injectable) formulation of MN-166 (ibudilast). In January 2023, we announced that this Phase I clinical trial of MN-166 (ibudilast) 10 mg intravenous (IV) infusion in healthy volunteers was completed with a favorable safety profile and was well tolerated.

Chlorine Gas-Induced Lung Injury: In March 2021, we announced a partnership with the Biomedical Advanced Research and Development Authority (BARDA), part of the Administration for Strategic Preparedness and Response (ASPR) in the U.S. Department of Health and Human Services, to develop MN-166 (ibudilast) as a potential medical countermeasure (MCM) against chlorine gas-induced lung damage such as ARDS and acute lung injury (ALI). BARDA agreed to provide federal funding for proof-of-concept studies of MN-166 (ibudilast) in preclinical models of chlorine gas-induced acute lung injury under Contract No. 75A50121C00022. In September 2023, we announced the results of the studies conducted under our contract with BARDA. The primary endpoint of the first nonclinical efficacy study was the pulmonary function measure PaO2/FiO2, which is the ratio of arterial oxygen partial pressure to fractional inspired oxygen. In the pilot design single-dose treatment regimen, MN-166 (ibudilast) high dose and the positive control rolipram were more efficacious than MN-166 (ibudilast) low dose and the negative control until 12 hours after chlorine exposure but this did not yield statistically significant results for overall pulmonary function. In the multi-dose study, each treatment was given every 12 hours with a total of four doses after the chlorine gas challenge. Treatment with MN-166 (ibudilast) high dose resulted in greater improvement (p=0.0001) in the mean PaO2/FiO2 ratio than MN-166 (ibudilast) low dose, rolipram, and the negative control. MN-166 (ibudilast) was well tolerated and no safety concerns were observed in the first nonclinical efficacy study. After multiple attempts by our subcontractor to establish the feasibility of the second chlorine-gas induced lung injury model, it was not deemed to be a feasible model to evaluate a drug candidate and there are no evaluable efficacy results.

Long COVID: In August 2022, we announced plans to participate in RECLAIM (Recovering from COVID-19 Lingering Symptoms Adaptive Integrative Medicine Trial), a grant-funded, multi-center, randomized, clinical trial to evaluate MN-166 (ibudilast) and other therapies for the treatment of Long COVID, the lingering symptoms of COVID-19. In February 2023, we announced that Health Canada completed its review of the clinical trial application and granted authorization to commence the RECLAIM trial and this study is ongoing.

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

We completed a Phase 2 clinical trial of MN-221 (bedoradrine) for the treatment of acute exacerbations of asthma treated in the emergency room and conducted an End-of-Phase 2 meeting with the FDA in October 2012. In that meeting, the FDA identified the risk/benefit profile of MN-221 (bedoradrine) as a focal point for further development and advised that a clinical outcome, such as a reduction in hospitalizations, would need to be a primary endpoint in a pivotal trial. We believe the appropriate clinical development for MN-221 (bedoradrine) would involve conducting dose regimen and acute exacerbations of asthma trial design optimization studies prior to commencing pivotal trials. We plan to identify a partner for financial support before further clinical development is commenced.

We acquired licenses to MN-166 (ibudilast), MN-001 (tipelukast), MN-221 (bedoradrine), and MN-029 (denibulin) for the development of these product candidates. The MN-221 (bedoradrine) license agreement was terminated in October 2022. We have pursued development of these product candidates in various indications including prevention of acute respiratory distress syndrome, Long COVID, progressive MS, ALS, chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, various addictions, NASH and NAFLD, IPF, acute exacerbations of asthma, and solid tumor cancers.

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

Following are the details of our product development programs:

MN-166 (ibudilast)

MN-166 (ibudilast) is a novel, first-in-class, oral, anti-inflammatory and neuroprotective agent. MN-166 (ibudilast) inhibits macrophage migration inhibitory factor (MIF) and certain phosphodiesterases (PDEs). MN-166 (ibudilast) also attenuates activated glia cells, which play a major role in certain neurological conditions. While it has been in use for more than 20 years in Japan and Korea for the treatment of asthma and post-stroke dizziness, we are developing MN-166 (ibudilast) for the treatment of progressive MS, ALS, chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, substance dependence, prevention of acute respiratory distress syndrome, and Long COVID. We licensed MN-166 (ibudilast) from Kyorin Pharmaceuticals (Kyorin) in 2004.

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

Based on promising results from a Phase 2 trial in relapsing MS completed in 2008, investigators from NeuroNEXT, a NIH-funded Phase 2 clinical trial network, evaluated MN-166 (ibudilast) in PPMS and SPMS patients in the United States. SPRINT-MS is the name of the Phase 2b, randomized, double-blind, placebo-controlled trial that evaluated the safety and tolerability of MN-166 (ibudilast) (up to 100 mg/day) in PPMS and SPMS patients. Recruitment and enrollment at 28 medical centers in the United States commenced in late 2013 and randomization of 255 subjects was completed in June 2015. In October 2017, we announced the presentation of positive top-line results from the SPRINT-MS Phase 2b clinical trial of MN-166 (ibudilast) in progressive MS. The trial achieved both primary endpoints of whole brain atrophy and safety and tolerability. MN-166 (ibudilast) demonstrated a statistically significant 48% reduction in the rate of progression of whole brain atrophy compared to placebo (p=0.04) as measured by MRI analysis using brain parenchymal fraction (BPF) and there was not an increased rate of serious adverse events in the MN-166 (ibudilast) group compared to the placebo group. In February 2018, we announced the presentation of positive clinical efficacy trends from this trial regarding the important secondary endpoint of confirmed disability progression. MN-166 (ibudilast) demonstrated a 26% reduction in the risk of confirmed disability progression compared to placebo (hazard ratio=0.74), as measured by EDSS (Expanded Disability Status Scale).

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

Methamphetamine Addiction: Methamphetamine is a central nervous system stimulant drug that is similar in structure to amphetamine. It is a Schedule II drug, meaning that it has high abuse potential and low therapeutic potential. According to the Substance Abuse and Mental Health Services Administration’s (SAMHSA) 2022 National Survey on Drug Use and Health, there are approximately 1.8 million people aged 12 or older with methamphetamine use disorder in the United States. The Rand Corporation has estimated that the economic burden of methamphetamine use in the United States is approximately $23.4 billion. Currently, there is no pharmaceutical treatment approved for methamphetamine dependence. Based on non-clinical results of the effects of MN-166 (ibudilast) in an animal model of methamphetamine relapse, investigators at UCLA conducted a Phase 1b clinical trial funded by NIDA to examine the safety and preliminary efficacy of MN-166 (ibudilast) in non-treatment-seeking, methamphetamine-dependent users in an inpatient trial that was completed in 2012. Subsequently, UCLA investigators received NIDA grant funding for a Phase 2 clinical trial to evaluate MN-166 (ibudilast) in methamphetamine-dependent users in an outpatient trial setting that commenced in 2013. In March 2018, we announced that this trial did not meet the primary endpoint of methamphetamine abstinence confirmed via urine drug screens during the final two weeks of treatment. In November 2017, we announced a collaboration with Oregon Health & Science University to initiate a biomarker study to evaluate MN-166 (ibudilast) in methamphetamine use disorder and this study is ongoing. We were granted Fast Track designation from the FDA for MN-166 (ibudilast) for the treatment of methamphetamine dependence in 2013.

Opioid Withdrawal and Dependency: According to the SAMHSA’s 2022 National Survey on Drug Use and Health, there are approximately 5.6 million people aged 12 or older with prescription pain reliever use disorder and approximately 0.9 million people aged 12 or older with heroin use disorder in the United States. Access to prescription opioids has recently become more difficult due to more stringent policies on prescribing opioids. An unintended consequence of this policy is increased use of heroin. Heroin is attractive to prescription opioid addicts because it is less expensive and more accessible than prescription opioids. Heroin poses serious health issues, such as risk of HIV and Hepatitis C infection, overdose, and death. There is an urgent, significant unmet medical need for a safe, effective non-addictive, non-opioid therapy for the treatment of prescription opioid and heroin addiction. Investigators at Columbia University and NYSPI previously completed a NIDA-funded, randomized, double-blind, placebo-controlled in-unit Phase 1b/2a clinical trial to evaluate the ability of MN-166 (ibudilast) to reduce opioid withdrawal symptoms in humans. Subsequently, investigators at Columbia University and NYSPI conducted a NIDA-funded Phase 2a clinical trial of MN-166 (ibudilast) for the treatment of prescription opioid or heroin dependence. In March 2016, we announced that positive findings from the results of this completed study in opioid dependence were presented at the Behavior, Biology and Chemistry: Translational Research in Addiction Meeting.

Alcohol Addiction: According to SAMHSA’s 2022 National Survey on Drug Use and Health, there are approximately 29.5 million people aged 12 or older in the United States with alcohol use disorder. The Centers for Disease Control and Prevention (CDC) has reported that excessive alcohol use costs the United States $249 billion per year. Medicines that have been approved by the FDA to treat alcohol dependence include Antabuse® (disulfiram), Vivitrol (naltrexone), Campral® (acamprosate) and Revia® (naltrexone). However, the search for a safe and effective drug remains elusive due to limited success of these FDA-approved compounds (Witkiewitz et al., 2012). In a non-clinical trial (Bell et al., 2013), MN-166 (ibudilast) was examined in rats and mice and was found to reduce alcohol drinking in alcohol-preferring P rats and high-alcohol drinking (HAD1) rats by 50%, and in mice made dependent on alcohol at doses which had no effect on non-dependent mice. Investigators at UCLA received funding from the NIAAA to conduct a study to evaluate MN-166 (ibudilast) with a randomized, double-blind, placebo-controlled within-subject crossover design to determine the safety, tolerability and initial human laboratory efficacy of MN-166 (ibudilast) in a sample of 24 non-treatment seeking individuals with either alcohol abuse or dependence. Results of the alcohol dependence study were presented at the American College of Neuropsychopharmacology (ACNP)’s 54th Annual Meeting in December 2015. MN-166 (ibudilast), but not placebo, significantly decreased basal, daily alcohol craving over the course of the study (p<0.05). MN-166 (ibudilast) did not affect cue- and stress-induced alcohol craving. However, MN-166 (ibudilast) increased positive mood during both the cue reactivity and stress procedures. MN-166 (ibudilast) was safe and well-tolerated during the study. In May 2018, we announced plans to initiate an NIH-funded clinical trial of MN-166 (ibudilast) in alcohol dependence and withdrawal in collaboration with researchers at UCLA. This study was a randomized, double-blind, placebo-controlled Phase 2 trial to evaluate the effect of 14 days of ibudilast treatment on mood, heavy drinking, and neural reward signals in 52 patients with alcohol use disorder (AUD). Positive results of this Phase 2 clinical trial were presented at the American Psychological Association 2020 Annual Convention which was held online in August 2020. Results from this clinical trial were published in June 2021 in Nature’s Translational Psychiatry which included the following: (1) MN-166 (ibudilast) did not have a significant effect on negative mood; (2) MN-166 (ibudilast), relative to placebo, reduced the odds of heavy drinking across time by 45% (p=0.04); (3) MN-166 (ibudilast) attenuated alcohol cue-elicited activation in the ventral striatum (VS) (i.e. reduced the rewarding response to alcohol in the brain) compared to placebo (p=0.01); (4) alcohol cue-elicited activation in the VS predicted subsequent drinking in the MN-166 (ibudilast) group (p=0.02), such that individuals who had attenuated VS activation and took MN-166 (ibudilast) had the fewest number of drinks per drinking day in the week following the scan; and (5) MN-166 (ibudilast) reduced alcohol craving compared to placebo on non-drinking days (p=0.02). These findings extend preclinical and human laboratory studies of the utility of ibudilast to treat AUD and suggest a biobehavioral mechanism through which ibudilast acts, namely, by reducing the rewarding response to alcohol cues in the brain leading to a reduction in heavy drinking. In August 2018, we announced a new NIAAA-funded Phase 2b clinical trial of MN-166 (ibudilast) in alcohol dependence in collaboration with researchers at UCLA. This clinical trial, which has been completed, evaluated whether MN-166 (ibudilast) would decrease the percentage of heavy drinking days (defined as ≥ 5 drinks for men and ≥ 4 drinks for women), as compared to placebo, over the course of the 12-week trial.

In February 2022, we announced that MN-166 (ibudilast) was discussed as one of the promising pharmacological agents for the treatment of AUD in the journal Drugs. The publication, which was written by researchers at UCLA, discussed the beneficial effects of MN-166 (ibudilast) in treating AUD and noted that these effects are thought to be driven by its anti-inflammatory and pro-neurotrophic properties. In April 2022, we announced that a secondary analysis of a Phase 2 clinical trial of MN-166 (ibudilast) in AUD was published in the journal Alcoholism: Clinical and Experimental Research. The publication, which was written by researchers at UCLA, discussed the results of the secondary analysis and noted that reductions in alcohol craving may represent a primary mechanism of MN-166 (ibudilast). In December 2022, we announced that positive results from a secondary analysis of a Phase 2 trial of MN-166 (ibudilast) in AUD were published in The American Journal of Drug and Alcohol Abuse. These results showed that the high baseline C-reactive protein (CRP) group, i.e. the participants with high inflammation, who received MN-166 (ibudilast) had significantly fewer drinks per drinking day compared to the low baseline CRP group who received MN-166 (ibudilast) (p=0.007). In January 2023, we announced that the Phase 2b clinical trial of MN-166 (ibudilast) for the treatment of alcohol use disorder had completed enrollment. In June 2023, we announced results of the Phase 2b clinical trial of MN-166 (ibudilast) in alcohol use disorder which were presented at the 46th Annual Research Society on Alcoholism (RSA) Scientific Meeting. This study was a randomized, double-blind, placebo-controlled, Phase 2b clinical trial in 102 treatment-seeking men and women with moderate or severe alcohol use disorder. MN-166 (ibudilast) was not superior to placebo for the primary objective of reducing percent heavy drinking days. Also, MN-166 (ibudilast) was not superior to placebo for the secondary endpoints of 1) the number of drinks consumed per day, 2) the number of drinks consumed per drinking day, 3) the percentage of days abstinent, 4) the percentage of subjects with no heavy drinking days, and 5) the percentage of subjects who are abstinent. This trial showed a placebo effect in which both the placebo and MN-166 (ibudilast) decreased heavy drinking.

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

Glioblastoma: According to the American Association of Neurological Surgeons, glioblastoma is an aggressive brain tumor that develops from glial cells (astrocytes and oligodendrocytes), grows rapidly, and commonly spreads into nearby brain tissue. The American Brain Tumor Association reports that glioblastomas represent about 14% of all primary brain tumors. More than 12,000 cases of glioblastoma are diagnosed each year in the U.S. According to the Glioblastoma Foundation, average life expectancy for glioblastoma patients who undergo treatment is 12 - 15 months and only four months for those who do not receive treatment. In June 2017, we announced positive results from an animal model study that examined the potential clinical efficacy of MN-166 (ibudilast) for the treatment of glioblastoma which were presented at the 2017 American Society of Clinical Oncology (ASCO) Annual Meeting. Results of the glioblastoma mouse model study showed that median survival was higher in the group that received combination treatment with MN-166 (ibudilast) plus temozolomide compared to the group that received temozolomide alone. In May 2018, we announced that the Investigational New Drug Application (IND) for MN-166 (ibudilast) for treatment of glioblastoma was accepted and opened with the FDA. We were also informed by the FDA that the proposed clinical investigation of MN-166 (ibudilast) in combination with temozolomide for treatment of glioblastoma may proceed. In October 2018, we announced that the FDA granted orphan-drug designation to MN-166 (ibudilast) as adjunctive therapy to temozolomide for the treatment of glioblastoma. In January 2019, we announced the initiation of enrollment in a clinical trial of MN-166 (ibudilast) in combination with temozolomide (TMZ, Temodar®) for the treatment of glioblastoma at the Dana-Farber Cancer Institute in Boston. In February 2019, we announced that Scientific Reports published results from the animal model study evaluating MN-166 (ibudilast) in glioblastoma. The article, “Ibudilast sensitizes glioblastoma to temozolomide by targeting Macrophage Migration Inhibitory Factor (MIF),” is the first publication reporting the potential clinical utility of MN-166 (ibudilast) for glioblastoma. In June 2020, we announced that positive preclinical findings were published in Frontiers in Immunology regarding the prospect of MN-166 (ibudilast) as an adjunctive treatment for glioblastoma. The publication, entitled “Glioblastoma myeloid-derived suppressor cell subsets express differential macrophage migration inhibitory factor receptor profiles that can be targeted to reduce immune suppression”, was based on our collaboration with the Cleveland Clinic. In August 2021, we announced completion of a safety review of Part 1 of the Phase 2 clinical trial of MN-166 (ibudilast) in combination with temozolomide, which enrolled 15 subjects with recurrent glioblastoma. There were no concerning safety signals observed in Part 1 and there were no serious adverse events related to MN-166 (ibudilast). Five out of 15 subjects completed cycle 6 without disease progression, i.e. 33% of subjects were progression-free at six months.

In January 2023, we announced that the Phase 2 clinical trial evaluating MN-166 (ibudilast) in combination with temozolomide in glioblastoma at the Dana-Farber Cancer Institute had completed enrollment. In February 2023, we announced the presentation of new data regarding a tumor tissue analysis from this clinical trial at the 20th Annual World Congress of SBMT (Society for Brain Mapping and Therapeutics). In November 2023, we announced new data and results of the Phase 2 clinical trial of MN-166 (ibudilast) in glioblastoma patients at the 28th Annual Meeting of the Society for Neuro-Oncology (SNO). The primary endpoints of this Phase 2 clinical trial were safety and tolerability of MN-166 (ibudilast) and temozolomide (TMZ) combination treatment and efficacy of the combination treatment defined as progression-free survival rate at 6 months using the RANO criteria. MN-166 (ibudilast) and TMZ combination treatment was safe and well-tolerated, and no unexpected adverse effects were reported. The trial enrolled a total of 62 patients, including 36 newly diagnosed glioblastoma patients and 26 recurrent glioblastoma patients. Progression-Free Survival at 6 months (PFS6) was 44% for newly diagnosed glioblastoma patients and 31% for recurrent glioblastoma patients. Immunohistochemistry evaluation determined that CD3 expression was a good predictor for tumor progression at five months in recurrent glioblastoma patients treated with MN-166 (ibudilast) and TMZ as patients with progression had higher CD3 tumor infiltration than patients with no progression (p<0.05). The presentation also included data from preclinical studies which evaluated the combination of MN-166 (ibudilast) and anti-PD1 or anti-PD-L1 therapy in glioblastoma models. In the first preclinical glioblastoma model study, median survival was 17 days for the vehicle and 28 days for the anti-PD1 inhibitor treatment alone. The addition of MN-166 (ibudilast) to the anti-PD1 inhibitor treatment significantly extended survival to a median of 66 days (p<0.001) for the combination therapy. In the second preclinical glioblastoma model study, median survival was 18 days for the vehicle and 26 days for the anti-PD-L1 inhibitor treatment alone. The addition of MN-166 (ibudilast) to the anti-PD-L1 inhibitor treatment significantly extended survival to a median of 34 days (p<0.05) for the combination therapy.

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

Prevention of ARDS in patients with COVID-19: ARDS is a serious lung condition that causes low blood oxygen. Difficulty breathing is usually the first symptom of ARDS. Infections are the most common risk factors for ARDS and these infections may include influenza, coronavirus, or other viruses. According to the ARDS Foundation, there are an estimated 150,000 ARDS cases per year in the U.S. and the rate of death is approximately 40% for ARDS patients. In March 2020, we announced plans to initiate development of MN-166 (ibudilast) for severe pneumonia and ARDS based on positive results of a preclinical study in an animal model of ARDS (Yang et al., 2020). Results of this preclinical study showed that MN-166 (ibudilast) treatment reversed histological changes observed in the ARDS mouse model including inflammation, hemorrhage, alveolar congestion, and alveolar wall edema. Importantly, pulmonary edema was significantly reduced by MN-166 (ibudilast) treatment (p<0.001). In addition, MN-166 (ibudilast) significantly reduced the levels of inflammatory cytokines including TNF-alpha (p<0.001), IL-1beta (p<0.001), IL-6 (p<0.001), and MCP-1 (p<0.001) in a dose-dependent manner, indicating that ibudilast suppressed the inflammatory response. Results of this study also suggest that MN-166 (ibudilast) protects against pulmonary injury by attenuating cell apoptosis in lung tissue. In addition to data from the animal model of ARDS, MN-166 (ibudilast) has been identified as a compound with potential anti-SARS-CoV-2 activity in an in vitro study which screened 1,520 compounds for SARS-CoV-2 replication inhibition (Touret et al., 2020). In April 2020, we announced plans to initiate a clinical trial of MN-166 (ibudilast) for ARDS caused by COVID-19. In July 2020, we announced that the IND for MN-166 (ibudilast) for prevention of ARDS was accepted and opened with the FDA. We were also informed by the FDA that the proposed clinical investigation of MN-166 (ibudilast) for the prevention of ARDS in patients with COVID-19 may proceed.

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

Chlorine Gas-Induced Lung Injury: Chlorine gas is a toxic chemical that can be released in industrial accidents and terrorist attacks. Inhalation of chlorine gas causes damage to the respiratory tract and can result in acute lung injury. In March 2021, we announced a partnership with the Biomedical Advanced Research and Development Authority (BARDA), part of the Administration for Strategic Preparedness and Response (ASPR) in the U.S. Department of Health and Human Services, to develop MN-166 (ibudilast) as a potential medical countermeasure (MCM) against chlorine gas-induced lung damage such as ARDS and ALI. Under the Division of Research, Innovation, and Ventures’ (DRIVe) Repurposing Drugs in Response to Chemical Threats (ReDIRECT) program, BARDA agreed to provide federal funding for proof-of-concept studies of MN-166 (ibudilast) in preclinical models of chlorine gas-induced acute lung injury under Contract No. 75A50121C00022. MN-166 (ibudilast) was the first compound to receive BARDA’s development support through the DRIVe ReDIRECT program. In September 2023, we announced the results of the nonclinical studies conducted under our contract with BARDA. The primary endpoint of the first nonclinical efficacy study was the pulmonary function measure PaO2/FiO2, which is the ratio of arterial oxygen partial pressure to fractional inspired oxygen. In the pilot design single-dose treatment regimen, MN-166 (ibudilast) high dose and the positive control rolipram were more efficacious than MN-166 (ibudilast) low dose and the negative control until 12 hours after chlorine exposure but this did not yield statistically significant results for overall pulmonary function. In the multi-dose study, each treatment was given every 12 hours with a total of 4 doses after the chlorine gas challenge. Treatment with MN-166 (ibudilast) high dose resulted in greater improvement (p=0.0001) in the mean PaO2/FiO2 ratio than MN-166 (ibudilast) low dose, rolipram, and the negative control. The mean PaO2/FiO2 ratio decreased (worsened) by 57% from 518.7 mmHg at baseline (the end of the chlorine gas exposure) to 224.8 mmHg at hour 48 in the negative control group. The mean PaO2/FiO2 ratio decreased (worsened) by 36% from 516.0 mmHg at baseline to 327.8 mmHg at hour 48 in the MN-166 (ibudilast) high dose group. At hour 48, the last time point measured in the study, the mean PaO2/FiO2 ratio was 46% higher (better) in the MN-166 (ibudilast) high dose group than in the negative control group (327.8 vs. 224.8 mmHg). Since ARDS is defined as a PaO2/FiO2 ratio less than 300 mmHg, the mean PaO2/FiO2 ratio values indicate that the negative control group was still categorized as having mild ARDS at the end of the 48-hour evaluation period but the MN-166 (ibudilast) high dose group had recovered enough to no longer be defined as having ARDS. MN-166 (ibudilast) was well tolerated and no safety concerns were observed in the first nonclinical efficacy study. After multiple attempts by our subcontractor to establish the feasibility of the second chlorine-gas induced lung injury model, it was not deemed to be a feasible model to evaluate a drug candidate and there are no evaluable efficacy results.

Long COVID: Long COVID includes a wide range of ongoing respiratory, neurologic, and other symptoms that can last for weeks, months, or years following SARS-CoV-2 infection. According to the U.S. Centers for Disease Control and Prevention (CDC), the prevalence of long COVID is approximately 11% among adults reporting previous COVID-19. In August 2022, we announced plans to participate in RECLAIM (Recovering from COVID-19 Lingering Symptoms Adaptive Integrative Medicine Trial), a grant-funded, multi-center, randomized, clinical trial to evaluate MN-166 (ibudilast) and other therapies for the treatment of Long COVID, the lingering symptoms of COVID-19. We reached an agreement to collaborate with the University Health Network, an academic health sciences center located in Toronto, which has the largest hospital-based research program in Canada. In February 2023, we announced that Health Canada completed its review of the clinical trial application and granted authorization to commence the RECLAIM trial and this study is ongoing.

MN-221 (bedoradrine)

MN-221 (bedoradrine) is a novel, highly selective beta-2-adrenergic receptor agonist which has been developed for the treatment of acute exacerbations of asthma. We licensed MN-221 (bedoradrine) from Kissei Pharmaceutical Co., Ltd. (Kissei) in February 2004. In October 2022, we terminated this license agreement and we have no further financial obligation to Kissei. Current inhaled beta-agonist treatments for asthma exacerbations are limited by bronchoconstriction or insufficient airflow due to inflammation and airway constriction, which reduces the amount of inhaled drug that can get into the lungs. In addition, the amount of inhaled treatments a patient can tolerate is limited due to the potential for cardiovascular side effects (e.g. increased heart rate).

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

Acute Exacerbation of Asthma: According to the most recent data available from the CDC, there were 939,000 emergency department visits due to asthma in 2021 and 3,517 deaths due to asthma in 2021.

We completed a Phase 2b randomized, double-blind, placebo-controlled clinical trial which evaluated MN-221 (bedoradrine) in 175 patients with acute exacerbations of asthma in the emergency department setting. MN-221 (bedoradrine) did not statistically meet the primary endpoint, improvement in FEV1 (Forced Expiratory Volume in One Second) compared to placebo. However, MN-221 (bedoradrine) treatment demonstrated statistically significant improvements in endpoints associated with Dyspnea Index scores. MN-221 (bedoradrine) treatment significantly increased (improved) the change from baseline in Dyspnea Index scale score over Hours 0-3 compared to placebo (based on AUC [0-3 hr], p=0.0405), significantly increased the change from baseline in Dyspnea Index scale scores at Hour 2 compared to placebo (based on mean score, p=0.0042), and significantly increased the percentage of subjects who had improvement in the Dyspnea Index score ≥ 1 point at Hour 2 compared to placebo (p=0.0323). A post-hoc analysis was performed to evaluate the Treatment Failure rate defined as the number of subjects who were either hospitalized or who returned to the emergency department during the course of the study. In subjects who received corticosteroids greater than 3 hours prior to study drug infusion, the number of treatment failures was significantly greater in the placebo group (74%) versus the MN-221 (bedoradrine) group (43%), p=0.0489. No safety/tolerability issues of clinical significance were observed.

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

We completed a preclinical study evaluating the potential clinical efficacy of MN-001 (tipelukast) for the treatment of NASH. MN-001 (tipelukast) administered orally once daily (10, 30, and 100 mg/kg for three weeks) was evaluated in the STAM™ (NASH-HCC) mouse model of NASH, as measured by liver biochemistry and histopathology, NAFLD activity score (NAS), and percent of fibrosis and gene expression. MN-001 (tipelukast), in a dose-dependent manner, significantly reduced fibrosis area compared with placebo (p<0.01) as demonstrated by a reduction in liver hydroxyproline content, supporting the anti-fibrotic properties of MN-001 (tipelukast). MN-001 (tipelukast) significantly improved NAS (p<0.01). MN-001 (tipelukast), in this animal model, improved NASH pathology by inhibiting hepatocyte damage (p<0.01) and ballooning (p<0.01). At the same time, MN-001 (tipelukast) was also shown to reduce certain gene expression levels in the liver, thus implying that MN-001 (tipelukast) reduces the formation of fibrosis in the NASH model. We completed a second preclinical study that examined the potential clinical efficacy of MN-001 (tipelukast) for the treatment of advanced NASH. This study used mice in more advanced stages of NASH as compared to the first study of MN-001 (tipelukast) in a NASH mouse model. MN-001 (tipelukast) showed anti-NASH and anti-fibrotic effects in the advanced NASH mouse model. NAFLD activity score (NAS) was significantly reduced in the MN-001 (tipelukast)-treated group compared to the non-treated group (p<0.001). The reduction was observed consistently in all NAS components including hepatocyte ballooning score (p<0.001), lobular inflammation score (p<0.01), and steatosis score (p<0.05). Percent fibrosis area was also reduced in the MN-001 (tipelukast) treated group (p<0.01). In addition, alpha-SMA-positive staining area was significantly reduced in the MN-001 (tipelukast)-treated group (p<0.001). Collectively, these results provided compelling evidence that MN-001 (tipelukast) warrants further evaluation for the treatment of NASH in humans.

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

In April 2022, we announced that the FDA completed its review of a proposed Phase 2 clinical trial to evaluate MN-001 (tipelukast) for the treatment of patients with NAFLD, type 2 diabetes mellitus, and hypertriglyceridemia and the study may proceed. This multi-center, two-arm, randomized, double-blind, placebo-controlled Phase 2 trial will evaluate MN-001 (tipelukast) vs. placebo in approximately 40 patients in the U.S. Patients will be randomized 1:1 to receive either 500 mg/day of MN-001 (tipelukast) or placebo for 24 weeks. The co-primary endpoints are (1) change from baseline in liver fat content at Week 24, and (2) change from baseline in fasting serum triglycerides at Week 24. In July 2022, we announced the initiation of this Phase 2 clinical trial to evaluate MN-001 (tipelukast) for the treatment of patients with NAFLD, type 2 diabetes mellitus, and hypertriglyceridemia. In December 2022, we announced the presentation of positive results from a subgroup analysis of the completed Phase 2 clinical trial which evaluated MN-001 (tipelukast) in participants with NAFLD and hypertriglyceridemia (HTG) at the International Diabetes Federation (IDF) World Diabetes Congress 2022. Compared to subjects without Type 2 diabetes mellitus (T2DM), the T2DM group showed a greater reduction in serum triglyceride levels at Week 8 (50.8% reduction for with T2DM versus 17.8% reduction for without T2DM, p=0.098). Mean HDL increase was significantly greater in subjects with T2DM than subjects without T2DM at Week 8 (15.8% versus 1.0%, p<0.0002). In comparison to subjects without T2DM, the T2DM group showed a greater reduction in serum LDL levels at Week 8 (15.4% versus 6.7%).

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

We completed a preclinical study evaluating the potential clinical efficacy of MN-001 (tipelukast) for the treatment of pulmonary fibrosis. MN-001 (tipelukast), which was administered orally once daily (30, 100 and 300 mg/kg) for two weeks, was evaluated in a mouse model of bleomycin-induced pulmonary fibrosis (PF) as measured by CT evaluation of lung density, degree of pulmonary fibrosis using the Ashcroft score based on histopathological staining, and hydroxyproline content, which is an indicator of fibrosis or storage of collagen in tissue. MN-001 (tipelukast) significantly decreased the Ashcroft score compared to the Vehicle-treated group (p<0.05) after two weeks of treatment and MN-001 (tipelukast) reduced lung density when compared to the Vehicle-treated group. Moreover, lung hydroxyproline content was significantly reduced compared to the Vehicle-treated group (p<0.01). These results show that treatment with MN-001 (tipelukast) has significant anti-fibrogenic effects in bleomycin-induced pulmonary fibrosis in mice.

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

Table 1: MN-166 (ibudilast) Clinical Trials and Programs

Indication	Clinical Study	Institution and Funding Agency(s)	Status

Long COVID	Recovering from COVID-19 Lingering Symptoms Adaptive Integrative Medicine (RECLAIM) Trial	Multicenter University Health Network	Ongoing

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

		University of Sydney Australasian Gastro-Intestinal Trials Group in Australia Dana-Farber Cancer Institute MediciNova, Inc.	Ongoing Completed
Substance Dependence / Addiction:

Methamphetamine Dependence	Randomized Trial of Ibudilast for Methamphetamine Dependence	UCLA National Institute on Drug Abuse	Completed
Methamphetamine Dependence / Biomarker	Effect of Ibudilast on Neuroinflammation in Methamphetamine Users	Oregon Health & Science University	Ongoing
Opioid Dependence	Effects of Ibudilast (MN-166), a Glial Activation Inhibitor, on Oxycodone Self-Administration in Opioid Abusers	Columbia University / NYSPI National Institute on Drug Abuse MediciNova, Inc.	Completed
Alcohol Dependence	Development of Ibudilast (MN-166) as a Novel Treatment for Alcoholism	UCLA National Institute on Alcohol Abuse and Alcoholism	Completed
Alcohol Dependence and Withdrawal Alcohol Dependence	Ibudilast (MN-166) and Withdrawal-Related Dysphoria Ibudilast (MN-166) for the Treatment of Alcohol Use Disorder	UCLA National Institute on Drug Abuse UCLA National Institute on Alcohol Abuse and Alcoholism	Completed Completed

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

Intellectual Property and License Agreements

Since our inception in September 2000, we have entered into license agreements with pharmaceutical companies which cover our current product candidates. We have also entered into license agreements with universities which cover additional intellectual property related to our product candidates. In general, we seek to procure patent protection for our anticipated products, or obtain such protection from the relevant patents owned by our licensors. We hold 28 issued U.S. patents and have filed 9 additional U.S. patent applications. We also hold 122 issued foreign patents and 28 pending foreign patent applications corresponding to these U.S. patents and patent applications. We are not aware of any third party infringement of the patents owned or licensed by us and are not party to any material claims by third parties of infringement by us of such third parties’ intellectual property rights. The following is a description of our existing license agreements and intellectual property rights for each of our clinical product candidates.

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

We own, co-own or hold licenses to 16 issued U.S. patents and 8 pending U.S. patent applications as well as 48 issued foreign patents and 23 pending foreign patent applications covering MN-166 (ibudilast) and its analogs. These patents and patent applications are related to our development portfolio and are primarily directed to methods of treating various indications using MN-166 (ibudilast) and its analogs.

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

MN-001 (tipelukast)

On March 14, 2002, we entered into an exclusive license agreement with Kyorin for the development and commercialization of MN-001 (tipelukast). We obtained an exclusive, worldwide (excluding Japan, China, South Korea and Taiwan) sub-licensable license to the patent rights and know-how related to MN-001 (tipelukast) and its active metabolite, MN-002, disclosed and included in, or covered by, these patents, in all indications, except for ophthalmic solution formulations. This license included an exclusive, sub-licensable license under two U.S. patents and certain corresponding patents in foreign countries. The United States composition of matter patent for MN-001 (tipelukast) underlying the license expired on February 23, 2009, and the United States composition of matter patent for MN-002 underlying the license expired on December 30, 2011. Foreign composition of matter patents for MN-001 (tipelukast) and MN-002 have also expired. We own 9 U.S. patents and 65 foreign patents covering certain compositions, uses and manufacturing processes associated with MN-001 (tipelukast) and MN-002. Uses covered by these U.S. patents include nonalcoholic steatohepatitis (NASH), advanced NASH with fibrosis, nonalcoholic fatty liver disease (NAFLD), steatosis, hypertriglyceridemia, hypercholesterolemia, hyperlipoproteinemia, fibrosis, ulcerative colitis, interstitial cystitis, and irritable bowel syndrome. Patent applications corresponding to these U.S. patents have been filed in certain foreign countries and some of the foreign patents have issued.

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

MN-166 (ibudilast) for Progressive Multiple Sclerosis (Progressive MS)

Our MN-166 (ibudilast) product candidate is in development for the treatment of progressive MS. Mitoxantrone is approved for the treatment of secondary progressive MS but it cannot be used on a long-term basis because of the potential for cardiac toxicity. There are numerous drugs approved for the treatment of secondary progressive MS with relapses (also known as active secondary progressive MS) including Mayzent (siponimod), Mavenclad (cladribine), Vumerity (diroximel fumarate), Zeposia (ozanimod), Kesimpta (ofatumumab), Bafiertam (monomethyl fumarate), Ponvory (ponesimod), Briumvi (ublituximab-xiiy), Avonex (interferon beta-1a), Betaseron (interferon beta-1b), Rebif (interferon beta-1a), Extavia (interferon beta-1b), Plegridy (peginterferon beta-1a), Copaxone (glatiramer acetate), Glatopa (glatiramer acetate), Gilenya (fingolimod), Aubagio (teriflunomide), Tascenso ODT (fingolimod), Tecfidera (dimethyl fumarate), Lemtrada (alemtuzumab), Tysabri (natalizumab) and Tyruko (natalizumab-sztn). Ocrevus (ocrelizumab) is approved for the treatment of primary progressive MS and secondary progressive MS with relapses. There are no drugs specifically approved for the treatment of secondary progressive MS without relapses. Other programs in clinical development for progressive MS include Sanofi’s tolebrutinib, Roche’s fenebrutinib, and AB Science’s masitinib.

MN-166 (ibudilast) for Amyotrophic Lateral Sclerosis (ALS)

Our MN-166 (ibudilast) product candidate is also in development for the treatment of ALS. Generic riluzole, which is also sold under the brand names Rilutek and Tiglutik, Radicava (edaravone), Relyvrio (sodium phenylbutyrate and taurursodiol), and Qalsody (tofersen) are approved for the treatment of ALS. We are aware of additional compounds in clinical development for the treatment of ALS at other companies including BrainStorm Cell Therapeutics, AB Science, Biogen, Ionis Pharmaceuticals, and Clene.

MN-166 (ibudilast) for Substance Dependence and Addiction

Our MN-166 (ibudilast) product candidate is also in development for the treatment of opioid dependence, methamphetamine addiction, and alcohol dependence. Current treatments for opioid withdrawal symptoms include narcotics such as generic methadone and Indivior, Inc.’s Suboxone Film (buprenorphine + the opioid antagonist naloxone). Other products approved for opioid dependence include Alkermes’s Vivitrol (naltrexone monthly injection), Orexo’s Zubsolv (buprenorphine and naloxone), and Indivior’s Sublocade (buprenorphine extended-release injection). In May 2023, Braeburn announced FDA approval of BRIXADI (buprenorphine) extended-release injection for subcutaneous use, a new weekly and monthly medication for moderate to severe opioid use disorder in patients who have initiated treatment with a single dose of a transmucosal buprenorphine product or who are already being treated with a transmucosal buprenorphine-containing product. Limited non-narcotic drug candidates for opioid withdrawal symptoms exist. US WorldMeds, LLC’s Lucemyra (lofexidine) is a central alpha-2 adrenergic agonist approved for mitigation of opioid withdrawal symptoms to facilitate abrupt opioid discontinuation. There are no pharmaceuticals currently approved for the treatment of methamphetamine addiction. InterveXion Therapeutics is developing a treatment for methamphetamine use disorder. Approved treatments for alcohol dependence include Antabuse (disulfiram), Vivitrol (naltrexone), and generic acamprosate. We are aware of additional treatments in development for the treatment of alcohol use disorder at other companies including Indivior and Adial Pharmaceuticals.

MN-166 (ibudilast) for Chemotherapy-Induced Peripheral Neuropathy

Our MN-166 (ibudilast) product candidate is also in development for the treatment of chemotherapy-induced peripheral neuropathy. There are no pharmaceuticals currently approved for the treatment of chemotherapy-induced peripheral neuropathy. Duloxetine is sometimes used off-label for this indication. We are aware of treatments in development for the treatment of chemotherapy-induced peripheral neuropathy at other companies including AlgoTherapeutix (AlgoTx), Sonnet BioTherapeutics, and WinSanTor.

MN-166 (ibudilast) for Degenerative Cervical Myelopathy

Our MN-166 (ibudilast) product candidate is also in development for the treatment of degenerative cervical myelopathy. There are no pharmaceuticals currently approved for the treatment of degenerative cervical myelopathy.

MN-166 (ibudilast) for Glioblastoma

We have initiated clinical development of our MN-166 (ibudilast) product candidate for the treatment of glioblastoma. Surgery, radiation, and chemotherapy with the drug temozolomide is the current standard of treatment for glioblastoma. GLIADEL® WAFER (carmustine implant) and AVASTIN® (bevacizumab) are also approved for the treatment for glioblastoma. We are aware of additional compounds in development for the treatment of glioblastoma at other companies including Kazia Therapeutics, Kintara Therapeutics, Denovo Biopharma, Laminar Pharmaceuticals, and TVAX Biomedical.

MN-166 (ibudilast) for Prevention of ARDS in patients with COVID-19

Our MN-166 (ibudilast) product candidate is also in development for the prevention of ARDS in patients with COVID-19. While we are not aware of any other therapeutics that are in development specifically for this indication, we are aware of other therapeutics approved or in development for the treatment COVID-19. In October 2020, Gilead Sciences announced FDA approval of its antiviral drug Veklury (remdesivir) for the treatment of patients with COVID-19 requiring hospitalization. In November 2020, the FDA granted Emergency Use Authorization (EUA) for Eli Lilly's investigational neutralizing antibody bamlanivimab (LY-CoV555) for the treatment of COVID-19 patients at high risk for progressing to severe COVID-19 and/or hospitalization. In November 2020, Eli Lilly and Incyte announced that the FDA issued an EUA for the distribution and emergency use of baricitinib to be used in combination with remdesivir in hospitalized COVID-19 patients. In November 2020, Regeneron Pharmaceuticals announced that its multi-antibody therapy casirivimab and imdevimab administered together received EUA from the FDA for the treatment of COVID-19. In February 2021, the FDA issued an EUA for Eli Lilly's bamlanivimab and etesevimab, administered together, for the treatment of COVID-19 patients who are at high risk for progression to severe COVID-19. In May 2021, the FDA issued an EUA for GlaxoSmithKline’s sotrovimab for the treatment of COVID-19 patients who are at high risk for progression to severe COVID-19. In June 2021, the FDA issued an EUA for Roche’s Actemra (tocilizumab) for the treatment of hospitalized COVID-19 patients. In December 2021, Pfizer announced that the FDA granted an EUA for PAXLOVID (nirmatrelvir tablets and ritonavir tablets) for the treatment of mild to moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg) who are at high risk for progression to severe COVID-19. In December 2021, Merck and Ridgeback Biotherapeutics announced that the FDA granted an EUA for molnupiravir, an investigational oral antiviral, to treat mild to moderate COVID-19 in adults who are at high risk for progression to severe COVID-19 and for whom alternative COVID-19 treatment options authorized by the FDA are not accessible or clinically appropriate. In February 2022, the FDA issued an EUA for Eli Lilly's bebtelovimab for the treatment of mild to moderate COVID-19 in adults and pediatric patients who are at high risk for progression to severe COVID-19 and for whom alternative COVID-19 treatment options are not accessible or clinically appropriate. In November 2022, the FDA issued an EUA for Swedish Orphan Biovitrum's Kineret (anakinra) for the treatment of hospitalized COVID-19 adults with pneumonia requiring supplemental oxygen who are at risk for progressing to severe respiratory failure and are likely to have an elevated plasma soluble urokinase plasminogen activator receptor (suPAR). In April 2023, the FDA issued an EUA for InflaRx's Gohibic (vilobelimab) for the treatment of COVID-19 in hospitalized adults when initiated within 48 hours of receiving invasive mechanical ventilation or extracorporeal membrane oxygenation (artificial life support). We are aware of additional treatments in development for the treatment of COVID-19 at other companies including Merck, AstraZeneca, Gilead Sciences, and Rigel Pharmaceuticals.

MN-166 (ibudilast) for Long COVID

Our MN-166 (ibudilast) product candidate is also in development for the treatment of patients with Long COVID, the lingering symptoms of COVID-19. There are no pharmaceuticals currently approved for the treatment of Long COVID. We are aware of compounds in clinical development for the treatment of Long COVID at other companies including Axcella Therapeutics, AIM ImmunoTech, Tonix Pharmaceuticals, Humanetics, and Aerium Therapeutics.

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

MN-001 (tipelukast) for Nonalcoholic Steatohepatitis (NASH) and Nonalcoholic Fatty Liver Disease (NAFLD)

Our MN-001 (tipelukast) product candidate has been developed for the treatment of NASH and NAFLD. There are currently no pharmaceuticals approved for the treatment of NASH or NAFLD. We are aware of compounds in clinical development for the treatment of NASH or NAFLD at other companies including Galectin Therapeutics, Gilead Sciences, Galmed Pharmaceuticals, Pfizer, Novo Nordisk, Merck, and Madrigal Pharmaceuticals.

MN-001 (tipelukast) for Idiopathic Pulmonary Fibrosis (IPF)

Our MN-001 (tipelukast) product candidate is in development for the treatment of IPF. Products approved in the United States for treatment of IPF include Roche’s (formerly InterMune) Esbriet (pirfenidone) and Boehringer Ingelheim’s OFEV (nintedanib). Companies working on clinical development programs for treatment of IPF include Roche, United Therapeutics, and Bristol-Myers Squibb.

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

We have incurred significant net losses since our inception in September 2000. For the years ended December 31, 2023 and 2022, we had a net loss of $8.6 million and $14.1 million, respectively. As of December 31, 2023 and December 31, 2022, our accumulated deficit was $415.7 million and $407.1 million, respectively. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product candidates, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. As of December 31, 2023, we had available cash and cash equivalents of $51.0 million and working capital of $47.9 million. There can be no assurances that there will be adequate financing available to us in the future on acceptable terms, or at all. If we are unable to obtain additional financing, we may have to out-license or sell one or more of our programs or cease operations.

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
•
inflation and rapid increases in interest rates;
•
the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights; and
•
the costs of establishing or contracting for sales and marketing capabilities and commercialization activities if we obtain regulatory approval to market our product candidates.

We expect our research and development expenses to increase moderately in 2024 relative to 2023 as we continue development of MN-166 (ibudilast), MN-001 (tipelukast), and any other future product candidates. We do expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing drug products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

If we have taxable income in the future, utilization of the net operating losses (NOL) and tax credit carryforwards will be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions due to ownership change limitations that have occurred, which will limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. We have conducted a study and determined that, through December 31, 2022, no ownership changes have occurred. There is a risk that additional changes in ownership have occurred since the completion of our analysis. If a requisite ownership change occurs, the amount of remaining tax attribute carryforwards available to offset taxable income and reduce income tax expense in future years may be restricted or eliminated. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

As of the date of this report, we believe we have sufficient working capital to fund operations at least through the end of 2025. Our business will continue to require us to incur substantial research and development expenses. We believe that without raising additional capital from accessible sources of financing, we will not otherwise have adequate funding to continue our operations and to complete the development of our existing product candidates or the commercialization of any products we successfully develop. There is no guarantee that adequate funds will be available when needed from debt or equity financings, arrangements with partners, or from other sources, on terms attractive to us, or at all. The inability to obtain sufficient additional funds when needed to fund our operations would require us to significantly delay, scale back, or eliminate some or all of our clinical or regulatory activities and reduce general and administrative expenses.

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

Interim and preliminary "top-line" data from our clinical trials that we announce or publish from time to time may change as more patient data becomes available and is subject to audit and verification procedures that could result in material changes in the final data.

We have, and from time to time, we may publicly disclose interim, top-line or preliminary data from the clinical trials we conduct, which are based on a preliminary analysis of then-available data. The final results from these clinical trials and any related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. In addition, interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. As a result, the top-line or preliminary results that we report may differ from future results of the same trial, or different conclusions or considerations may qualify such results, once additional data has been received and fully evaluated. Top-line or preliminary data also remains subject to audit and verification procedures that may result in the final data being materially different from the top-line or preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until final data is available and published. Adverse differences between interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, the product candidates we develop may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

We have received Fast Track and/or Orphan Drug designation for certain of our product candidates and may seek such designation, breakthrough therapy and/or priority review for other product candidates in the future. We may not receive such designations, and even if we do, we may not maintain such designations, and such designations may not lead to faster development, regulatory review or approval, and will not increase the likelihood that the product candidate will receive marketing approval.

We have received Fast Track designation for certain of our product candidates, including MN-001 (tipelukast) for the potential treatment of IPF, NASH with fibrosis and MN-166 (ibudilast) for the potential treatment of progressive MS, the potential treatment of ALS, and the potential treatment of methamphetamine dependence and we hope to benefit from the FDA’s fast track and priority review programs.

Product candidates with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review and the ability to submit a rolling application for regulatory review. Fast Track designation applies to both the product candidate and the specific indication for which it is being studied. If any of our product candidates receive Fast Track designation but do not continue to meet the criteria for Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program. Furthermore, Fast Track designation does not change the standards for approval. The receipt of Fast Track designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if any product candidate qualifies for Fast Track designation, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

We have also received Orphan Drug designation for several of our product candidates, including for MN-166 (ibudilast) for the potential treatment of ALS and as adjunctive therapy to temozolomide for the potential treatment of glioblastoma, and to MN-001 (tipelukast) for the potential treatment of IPF. We may not be able to obtain or maintain Orphan Drug exclusivity in the United States for those product candidates. We may not be the first to obtain marketing approval of any product candidate for which we have obtained Orphan Drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek FDA marketing approval for an indication broader than the orphan designated indication. Additionally, any product candidate with Orphan Drug designation may lose such designation if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan Drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, others may obtain Orphan Drug exclusivity for products addressing the same diseases or conditions as products we are developing, thus limiting our ability to compete in the markets addressing such diseases or conditions for a significant period of time. Orphan Drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to priority review.

Under the Orphan Drug Act, the FDA may grant Orphan Drug designation to a drug intended to treat a rare disease or condition or for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for a disease or condition will be recovered from sales in the United States for that drug. If a product that has Orphan Drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity.

We may seek priority review for one or more of our current or future product candidates. Under FDA policies, a product candidate is eligible for priority review, or review within a six-month time frame from the time a complete NDA is accepted for filing, if the product candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. The FDA determines whether a drug qualifies for Priority Review after an NDA for such drug is submitted to the FDA. Therefore, until NDAs are submitted for our product candidates, we cannot be assured that they will be granted Priority Review. Additionally, even if Priority Review is granted for one of our product candidates, the FDA does not always meet its six-month PDUFA goal date for Priority Review and the review process is often extended by FDA requests for additional information or clarification.

We may seek Breakthrough Therapy designation for one or more of our current or future product candidates. Designation as a Breakthrough Therapy is largely within the discretion of the FDA. Accordingly, even if we believe that a product candidate meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to candidate products considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more product candidates qualify as breakthrough therapies, the FDA may later decide that the product candidate no longer meets the conditions for qualification and revoke the designation.

The FDA has broad discretion whether or not to grant Breakthrough Therapy, Fast Track and/or Orphan Drug designation to any product candidate. Accordingly, even if we believe that a product candidate meets the criteria for designation as a Breakthrough Therapy or Orphan Drug designation, the FDA may disagree and instead determine not to make such designation. Even if we receive breakthrough therapy and/or Orphan Drug designation, the receipt of such designation may not result in a faster development or regulatory review or approval process compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if a product candidate qualifies as a breakthrough therapy or Orphan Drug, the FDA may later decide that it no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. The failure to obtain a Breakthrough Therapy, Fast Track and/or Orphan Drug designation or admission for any product candidates we may develop or the inability to maintain that designation for the duration of the applicable period could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures. Fast Track or Breakthrough Therapy designation for our product candidates may not actually lead to a faster review process, and a delay in the review process or in the approval of our product candidates will delay revenue from their potential sales and will increase the capital necessary to fund these product candidate development programs.

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

The COVID-19 global pandemic has adversely impacted and may materially and adversely impact our business and operations. Any other illness or communicable disease, or any other public health crisis, could also adversely affect our business, results of operations and financial condition.

In December 2019, an outbreak of COVID-19 began and, in March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. In addition, in response to the COVID-19 pandemic, many state, local and foreign governments put in place quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that impacted our business, personnel, personnel at third-party manufacturing facilities and the availability or cost of materials. The COVID-19 global pandemic has adversely impacted and may materially and adversely impact our business and operations. For example, we saw a decrease in the number of patient visits at some clinical trial sites, which we believe resulted in slower enrollment in our clinical trials than would have occurred without the pandemic. We could be negatively impacted by any other illness or communicable disease, or any other public health crisis that, like COVID-19 pandemic, results in economic and trade disruptions, including the disruption of global supply chains.

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

The FDA requires us and our third parties to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on these third parties does not relieve us of these responsibilities and requirements. The CROs, medical institutions, clinical investigators, contract laboratories and other service providers that we employ in the conduct of our clinical trials are not our employees, and we cannot control the amount or timing of resources that they devote to our product development programs. If any of these third parties fails to devote sufficient care, time and resources to our product development programs, if its performance is substandard, or if any third party is inspected by the FDA and found not to be in compliance with GCPs, it will delay the completion of the clinical trial in which they are involved and the progress of the affected development program. The CROs and other third-party service providers with which we contract for execution of our clinical trials play a significant role in the conduct of the clinical trials and the subsequent collection and analysis of data. Any failure of the CROs and other third-party service providers to meet their obligations could adversely affect clinical development of our product candidates. Moreover, these third parties may have relationships with other commercial entities, some of which may have competitive products under development or currently marketed, and our competitive position could be harmed if they assist our competitors. In addition, the operations of our CROs and other third-party service providers may be constrained or disrupted by the COVID-19 pandemic. If any of these third parties does not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our product candidates. In addition, while we believe that there are numerous alternative sources to provide these services, we might not be able to enter into replacement arrangements without delays or additional expenditures if we were to seek such alternative sources. Switching or adding additional CROs, investigators and other third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays can occur, which could materially impact our ability to meet our desired clinical development timelines. The COVID-19 pandemic and government measures taken in response have also had a significant impact on many CROs. Although we plan to carefully manage our relationships with our CROs, investigators and other third parties, we may nonetheless encounter challenges or delays in the future, which could have a material and adverse impact on our business, financial condition and prospects.

We rely, and intend to rely, on third party manufacturers to produce our product candidates, which may result in delays in our clinical trials and the commercialization of products, as well as increased costs.

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

Reliance on third party manufacturers limits our ability to control certain aspects of the manufacturing process and therefore exposes us to a variety of significant risks, including risks related to our ability to commercialize any products approved by regulatory authorities or conduct clinical trials, reliance on such third parties for regulatory compliance and quality assurance, and the refusal or inability of a third party manufacturer to supply our requirements on a long-term basis. In addition, manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel and compliance with federal, state and foreign regulations. In addition, the COVID-19 pandemic may impact our third party manufacturers from producing sufficient quantities of any product candidate. Also, our manufacturers may not perform as agreed. If our manufacturers were to encounter any of these difficulties, our ability to timely produce our product candidates for clinical trials and commercial sale may be interrupted, which could result in delayed clinical trials or delayed regulatory approval and lost or delayed revenues.

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

Market acceptance and sales of our current or future product candidates will depend in large part on global reimbursement policies and may be affected by future health care reform measures, both in the United States and other key international markets. For example, continuing health care reform in the United States will control or significantly influence the purchase of medical services and products, and may result in inadequate coverage of and reimbursement for our products. Many third party payers are pursuing various ways to reduce pharmaceutical costs, including the use of formularies. The market for our products depends on access to such formularies, which are lists of medications for which third party payers provide reimbursement. These formularies are increasingly restricted, and pharmaceutical companies face significant competition in their efforts to place their products on formularies. This increased competition has led to a downward pricing pressure in the industry. The cost containment measures that third party payers, including government payers, are instituting could have a material adverse effect on our ability to operate profitably.

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

Any clinical trial programs, marketing, or research collaborations in the European Economic Area will subject us to the General Data Protection Regulation, including as implemented in the UK (“GDPR”).

The GDPR applies to companies established in the EEA, as well as to companies that are not established in the EEA and which, inter alia, collect and use personal data in relation to (i) offering goods or services to, or (ii) monitoring the behavior of, individuals located in the EEA. If we conduct clinical trial programs in the EEA (whether the trials are conducted directly by us or through a clinical vendor or collaborator), or enter into research collaborations involving the monitoring of individuals in the EEA, or market our products to individuals in the EEA, we will be subject to the GDPR. The GDPR puts in place stringent operational requirements for processors and controllers of personal data, including, for example, high standards for obtaining consent from individuals to process their personal data (or reliance on another appropriate legal basis), the provision of robust and detailed disclosures to individuals about how personal data is collected and processed (in a concise, intelligible and easily accessible form), a comprehensive individual data rights regime (including access, erasure, objection, restriction, rectification and portability), maintaining a record of data processing, data export restrictions governing transfers of data from the EEA, short timelines for certain data breach notifications to be given to data protection regulators or supervisory authorities (and in certain cases, affected individuals), and limitations on retention of personal data. The GDPR also puts in place increased requirements pertaining to health data and other special categories of personal data, and includes within scope, pseudonymized (i.e., key-coded) data. Further, the GDPR provides that EEA member states may establish their own laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to collect, use, and share such data and/or could cause our costs to increase. In addition, there are certain obligations if we contract third-party processors in connection with the processing of personal data. If our or our collaborators’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data, or fines of up to 20 million Euros or up to 4% of our total worldwide annual revenue of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, including class-action type litigation, negative publicity, reputational harm and a potential loss of business and goodwill. Additionally, following the United Kingdom’s withdrawal from the European Union, we will have to comply with the GDPR and the GDPR as implemented in the United Kingdom, each regime having the ability to fine up to the greater of €20 million/ £17.5 million, respectively, or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains subject to change, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk.

We are subject to environmental, health and safety laws and regulations, and we may become exposed to liability and substantial expenses in connection with environmental compliance or remediation activities.

Our operations, including our development, testing and manufacturing activities, are subject to numerous environmental, health and safety laws and regulations. These laws and regulations govern, among other things, the controlled use, handling, release, and disposal of and the maintenance of a registry for, hazardous materials and biological materials, such as chemical solvents, human cells, carcinogenic compounds, mutagenic compounds, and compounds that have a toxic effect on reproduction, laboratory procedures and exposure to blood-borne pathogens. If we fail to comply with such laws and regulations, we could be subject to fines or other sanctions.

As with other companies engaged in activities similar to ours, we face a risk of environmental liability inherent in our current and historical activities, including liability relating to releases of or exposure to hazardous or biological materials. Environmental, health and safety laws and regulations are becoming more stringent. We may be required to incur substantial expenses in connection with future environmental compliance or remediation activities, in which case, the production efforts of our third-party manufacturers or our development efforts may be interrupted or delayed.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.

U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which we collectively refer to as Trade Laws, prohibit, among other things, companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Exports of our products are further subject to export controls and sanctions laws and regulations imposed by the U.S. government and administered by the U.S. Departments of State, Commerce, and Treasury. U.S. export control laws may require a license or other authorization to export products to certain destinations and end users. In addition, U.S. economic sanctions laws include restrictions or prohibitions on engaging in any transactions or dealings, including receiving investment or financing from, or engaging in the sale or supply of products and services to, U.S. sanctioned countries, governments, persons and entities.

Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase over time. We expect to rely on third parties for research, preclinical studies, and clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other marketing approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities. Any changes in Trade Laws could result in a decreased ability to export or sell our solutions to, existing or potential customers with international operations. Future changes in Trade Laws and enforcement could also result in increased compliance requirements and related costs which could materially adversely affect our business, results of operations, financial condition and/or cash flows.

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

As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002, as well as rules and regulations implemented by the SEC, the Nasdaq Stock Market (Nasdaq) and Japanese securities laws, and incur significant legal, accounting and other expenses as a result. These rules impose various requirements on public companies, including requiring the establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and may make it more difficult and expensive for us to renew our director and officer liability insurance and may result in imposition of reduced policy limits and coverage.

The Sarbanes-Oxley Act requires that we (i) maintain effective internal controls for financial reporting and disclosure controls and procedures and (ii) perform an evaluation of our internal control over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404. Our listing obligations under the Standard Market of the Tokyo Stock Exchange, or TSE, also require that we comply either with Section 404 of the Sarbanes-Oxley Act or equivalent regulations in Japan and we elected to comply with Section 404. Additionally, we are subject to attestation by our independent registered public accounting firm regarding our internal controls over financial reporting as of December 31, 2023 under Japanese securities laws. Our efforts to comply with Section 404 and related regulations have required, and continue to require, the commitment of significant financial and managerial resources. We cannot be certain that a material weakness will not be identified when we test the effectiveness of our controls in the future. If a material weakness is identified, we could be subject to sanctions or investigations by Nasdaq, the SEC, the TSE or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party contractors who have access to our confidential information.

Information technology system failures, network disruptions, breaches of data security and sophisticated and targeted computer crime and cyber-attacks could disrupt our operations by impeding our drug development programs, including delays in our regulatory efforts, the manufacture or shipment of products, the processing of transactions or reporting of financial results, or by causing an unintentional disclosure of confidential information. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. In the ordinary course of our business, we collect and store sensitive data in our data centers and on our networks, including IP, proprietary business information, and personal information of our business partners and employees. Despite our efforts to protect sensitive, confidential or personal data or information, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations. While management has taken steps to address these concerns by conducting employee training, implementing certain data and system redundancy, hardening and fail-over along with other network security, comprehensive monitoring of our networks and systems, maintenance of backup and protective systems and other internal control measures, there can be no assurance that the measures we have implemented to date would be sufficient in the event of a system failure, loss of data or security breach. As a result, in the event of such a failure, loss of data or security breach, our financial condition and operating results could be adversely affected.

Macroeconomic pressures, resulting from health epidemics, including the COVID-19 pandemic, unfavorable market conditions, regulatory and policy changes, and ongoing geopolitical matters, may have an adverse impact on our business, financial results, stock price and results of operations as well as the business of our current and potential customers.

While the severity of the COVID-19 pandemic has lessened significantly, the pandemic has had a significant negative impact on the macroeconomic environment, such as decreases in per capital income and level of disposable income, inflation, rising interest rates, and supply chain issues. Ongoing geopolitical matters have also contributed to difficult macroeconomic conditions and exacerbated supply chain issues, resulting in significant economic uncertainty as well as volatility in the financial markets and new regulatory and policy initiatives particularly in the United States. Such conditions may adversely impact our business, financial results, and prospects and our target customers’ businesses. In addition, such macroeconomic conditions could impact our ability to access the public markets as and when appropriate or necessary to carry out our operations or our strategic goals. We cannot predict the ongoing extent, duration or severity of these conditions, nor the extent to which we may be impacted.

To the extent macroeconomic conditions worsen, our business, operations and results of operation could be negatively impacted. Additionally, to the extent that there is a resurgence in the COVID-19 pandemic, or other health epidemics or outbreaks, our operations could be disrupted and our business adversely impacted. Such disruptions or impacts may be similar to those we faced during the COVID-19 pandemic, such as mandated business closures in impacted areas, limitations with employee resources due to stay at home orders or sickness of employees or their families, reduction of our business operations and the business operations of our targeted utility and critical infrastructure customers, all of which may have an adverse impact on our business, financial results, stock price and results of operations.

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our business, results of operations, financial position and liquidity by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has the potential to result in higher interest rates and capital costs, supply shortages, increased costs of labor and other similar effects. As a result of inflation, we may experience increases in the costs of labor, materials, and other inputs, such as engineering consultants. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective our business, results of operations, financial position and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

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

Changes in patent law in the U.S. and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As in the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time-consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the U.S. could increase the uncertainties and costs. Recent patent reform legislation in the U.S. and other countries, including the Leahy-Smith America Invents Act (Leahy-Smith Act), signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the U.S. Patent and Trademark Office (USPTO) during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. After March 2013, under the Leahy-Smith Act, the U.S. transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

The U.S. federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act. The federal government retains a nonexclusive, nontransferable, irrevocable, paid-up license for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights”. March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a nonexclusive, partially exclusive, or exclusive license to a responsible applicant or applicants. If the patent owner refuses to do so, the government may grant the license itself. If, in the future, we co-own or license in technology that is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.

Additionally, the new unitary patent system that came into effect in Europe in June 2023 has increased the complexity and uncertainty of European patent laws and would significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

Despite the listing of our common stock on the Nasdaq Global Market and the Standard Market of the Tokyo Stock Exchange in Japan, trading volume in our securities has been light and an active trading market may not develop for our common stock. In 2023, our average trading volume was approximately 44,278 shares per day on the NASDAQ Global Market and approximately 100,325 shares per day on the Standard Market.

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like us in particular, have historically been highly volatile and may continue to be highly volatile in the future. For example, since the date of our initial public offering in Japan on February 8, 2005 through December 31, 2023, our common stock has traded as high as approximately $42.00 and as low as approximately $1.30. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, many of which are beyond our control:

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

Sales of a substantial number of shares of our common stock could cause our stock price to decline. Sales of a substantial number of shares of our common stock could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of February 12, 2024, we had 49,046,246 shares of common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

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

On August 26, 2022, we filed a shelf registration statement (Shelf Registration Statement) on Form S-3 with the SEC (that was declared effective by the SEC on September 6, 2022), which permits us to offer up to $200.0 million of our common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including units from time to time. Our Shelf Registration Statement is intended to provide us with flexibility to raise capital in the future for general corporate purposes. As part of this Shelf Registration Statement, we also entered into an amendment to an at market issuance sales agreement (as amended, the ATM Agreement) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) (B. Riley Securities) pursuant to which we may offer and sell common stock through B. Riley Securities from time to time up to an aggregate offering price of $75.0 million, of which $10.3 million of our common stock was sold under a previous shelf registration statement on Form S-3, which expired on August 22, 2022 (Prior Shelf Registration Statement). In connection with the ATM Agreement and as part of the Shelf Registration Statement, we filed a prospectus supplement to register up to $64.7 million of our common stock, which represents the remaining shares that we previously registered for sale under the sales agreement and the Prior Shelf Registration Agreement. From time to time, we may sell additional shares of our common stock under the Shelf Registration Statement or the ATM Agreement. Depending upon market liquidity at the time, sales of shares of our common stock under the Shelf Registration Statement or the ATM Agreement may cause the trading price of our common stock to decline and may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock, including under the Shelf Registration Statement or the ATM Agreement, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to sell equity or equity-related securities.

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

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operation could fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and estimates and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. For example, as of December 31, 2023, we performed a qualitative impairment assessment of goodwill and indefinite-lived intangible assets which included an evaluation of changes in industry, market, and macroeconomic conditions as well as consideration of our financial performance and any significant trends. If we experience a sustained decline in our stock price or other material changes in the significant assumptions that affect the determination of the fair value of our single reporting unit, it may result in a goodwill and/or intangible asset impairment charge in future periods, and such charge may be material.

If our assumptions underlying our estimates and judgments relating to our critical accounting policies change or if actual circumstances differ from our assumptions, estimates or judgments, our operating results may be adversely affected and could fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

We are a “smaller reporting company” and may take advantage of certain scaled disclosures available to us. We cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are a “smaller reporting company” as defined in the Exchange Act. As a smaller reporting company, we are permitted to comply with scaled disclosure obligations in our SEC filings as compared to other issuers who are not smaller reporting companies, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have elected to adopt the accommodations available to smaller reporting companies. Until we cease to be a smaller reporting company, the scaled disclosure in our SEC filings will result in less information about our company being available than for public companies that are not smaller reporting companies.

We will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700 million as measured on the last business day of our second fiscal quarter.

We cannot predict if investors will find our common stock less attractive because we will rely on certain scaled disclosures that are available to smaller reporting companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We continue to augment the capabilities of our people, processes, and technologies in order to address our cybersecurity risks. Our cybersecurity risks, and the controls designed to mitigate those risks, are integrated into our overall risk management governance and are reviewed yearly by our Board of Directors.

Risk Management and Strategy

As of December 31, 2023, we have implemented a set of comprehensive cybersecurity and data protection policies and procedures. Risks from cybersecurity threats are regularly evaluated as a part of our broader risk management activities and as a fundamental component of our internal control system. Our employees and contractors receive annual cybersecurity awareness trainings, including specific topics related to social engineering and email frauds. We have capable employees and consultants with significant expertise in cybersecurity related to our industry. We invest in advanced technologies for continuous cybersecurity monitoring across our information technology environment which are designed to prevent, detect, and minimize cybersecurity attacks, as well as alert management of such attacks.

Our Information Technology General Controls are firmly established based on recognized industry standards and cover areas such as risk management, data backup, and disaster recovery. We have utilized an outsourced information technology consultant to reduce and monitor security threats and vulnerabilities and respond to all cybersecurity incidents affecting us, including prompt escalation and communication of major security incidents to senior business leadership and our Board of Directors.

Governance

Our Board of Directors is responsible for overseeing our cyber security risk management and strategy. Our senior leadership, including our Chief Executive Officer and Chief Financial Officer, regularly meets with and provides periodic briefings to our Board of Directors regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like.

Cybersecurity Threat Disclosure

To date, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company.

For further discussion of cybersecurity risks, please see Item 1A, "Risk Factors".

Item 2. Properties

In December 2017, we executed a sublease agreement for our San Diego headquarters (Sublease) with Cardinal Health 127 Inc., the sublessor, to which Irvine Company, the master lessor, had provided its consent. The Sublease was for approximately 4,400 square feet and had a term of four years and one month. We have extended this Sublease for an additional 5 years through January 31, 2027.

In June 2005, we leased office space in Tokyo, Japan under a non-cancelable operating lease with an original expiration date of May 2013 and an auto-renewal two-year extension. The lease was renewed in May 2023 and has a term of two years with an auto-renewal, two year extension. We have no laboratory, research or manufacturing facilities, and we currently do not plan to purchase or lease any such facilities, as such services are provided to us by third-party service providers. We believe that our current facilities are adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

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

Holders of Common Stock

As of February 12, 2024, there were approximately 11 holders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

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

Overview

Background

We are a biopharmaceutical company focused on developing novel therapeutics for the treatment of serious diseases with unmet medical needs and a commercial focus on the United States market. Our current strategy is to focus our development activities on MN-166 (ibudilast) for neurological and other disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS), chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, substance dependence and addiction (e.g., methamphetamine dependence, opioid dependence, and alcohol dependence), prevention of acute respiratory distress syndrome (ARDS), and Long COVID, and MN-001 (tipelukast) for fibrotic and other diseases such as nonalcoholic fatty liver disease (NAFLD) and idiopathic pulmonary fibrosis (IPF). Our pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma and MN-029 (denibulin) for solid tumor cancers. We were incorporated in Delaware in September 2000.

We have incurred significant net losses since our inception. For the year ended December 31, 2023, we had a net loss of $8.6 million. At December 31, 2023, from inception, our accumulated deficit was $415.7 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

Impact of the COVID-19 Pandemic on our Business

The COVID-19 pandemic has resulted in significant national and global economic disruption and has, and may continue to adversely affect our business. To date, we have experienced certain adverse effects on our business as well as been provided certain opportunities as a result of the pandemic. The pandemic caused a decrease in the number of patient visits at some clinical trial sites which we believe resulted in slower enrollment in our clinical trials than would have occurred without the pandemic. However, we have seen an increase in the number of patient visits compared to earlier in the pandemic and we continue to enroll patients in clinical trials. Throughout the pandemic, we have continued with routine clinical trial activities including executing new clinical trial agreements, negotiating budgets, institutional review board (IRB) approvals, site training, and other activities related to the initiation of new clinical trials and the opening of new clinical trial sites, although some of these activities took longer to complete than what we experienced prior to the pandemic.

The pandemic created certain opportunities for our clinical development and we have pursued those opportunities. Following the outbreak of the pandemic, we designed a clinical trial to evaluate MN-166 (ibudilast) for prevention of ARDS caused by COVID-19. In June 2022, we announced positive top-line results from this Phase 2 clinical trial in which MN-166 (ibudilast) demonstrated large improvements compared to placebo for all four clinical endpoints analyzed. Separately, in August 2022, we announced plans to participate in RECLAIM (Recovering from COVID-19 Lingering Symptoms Adaptive Integrative Medicine Trial), a grant-funded clinical trial to evaluate MN-166 (ibudilast) and other therapies for the treatment of Long COVID, the lingering symptoms of COVID-19. In February 2023, we announced that Health Canada completed its review of the clinical trial application and granted authorization to commence the RECLAIM trial and this study is ongoing.

We continue to actively monitor the pandemic situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce.

Critical Accounting Estimates

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

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our most critical accounting estimates include research, development and patent expenses which impacts operating expenses, accrued liabilities, in-process research and development ("IPR&D") and goodwill. We review our estimates and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that the following accounting policies are critical to the judgments and estimates used in preparation of our consolidated financial statements.

Research, Development and Patent Expenses and Accrued Liabilities

Our research, development and patents expenses consist primarily of license fees related to our product candidates, salaries and related employee benefits, costs associated with the preclinical and clinical development of our product development programs, costs associated with non-clinical activities, such as regulatory expenses, and pre-commercialization manufacturing development activities. We use external service providers to manufacture our compounds to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. Research, development and patents expenses include fees paid to consultants, contract research organizations, contract manufacturers and other external service providers, including professional fees and costs associated with legal services, patents and patent applications for our intellectual property. Internal research and development expenses include costs of compensation and other expenses for research and development personnel, supplies, facility costs and depreciation. We determine accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or state of completion of studies, or the services completed. Our estimates of accrued expenses as of each balance sheet date are based on the facts and circumstances known at the time. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or low in any particular period. To date, our accrued research, development and patent expenses have not differed significantly from the actual expenses incurred.

The following table summarizes our research, development and patent expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Year Ended December 31,
	2023	2022
External development expense:
MN-221	$16	$465
MN-166	2,837	6,387
MN-001	552	194
MN-029	4	3
Other	—	11
Total external development expense	3,409	7,060
R&D personnel expense	1,553	1,433
R&D facility and depreciation expense	58	58
Patent expense	400	388
Other R&D expense	238	205
Total research, development and patent expense	$5,658	$9,144

IPR&D and Goodwill

Amounts incurred related to IPR&D or asset purchases of IPR&D are expensed as incurred. Amounts allocated to IPR&D in connection with a business combination are recorded at fair value and are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested annually for impairment or more frequently if indicators of impairment exist. Goodwill is reviewed for impairment annually (as of December 31st) or more frequently if indicators of impairment exist.

As of December 31, 2023, the Company performed a qualitative impairment assessment of goodwill and indefinite-lived intangible assets which included an evaluation of changes in industry, market, and macroeconomic conditions as well as consideration of its financial performance and any significant trends. The qualitative assessment indicated that it was not more likely than not that goodwill and indefinite-lived intangible assets are impaired as of December 31, 2023. If the Company experiences a sustained decline in its stock price or other material changes in the significant assumptions that affect the determination of the fair value of the Company’s single reporting unit, it may result in a goodwill and/or intangible asset impairment charge in future periods, and such charge may be material.

Recent Accounting Pronouncements

The impact of recent accounting pronouncements is described in Note 1 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations

Comparison of the Years ended December 31, 2023 and 2022

Revenues

Revenues were $1.0 million and $0.0 million for the years ended December 31, 2023 and 2022, respectively. The increase of $1.0 million was due to the receipt of a milestone payment under an agreement with Genzyme Corporation.

Research, Development and Patent Expenses

Research, development and patent expenses for the year ended December 31, 2023 decreased by $3.4 million to $5.7 million as compared to $9.1 million for the prior year, primarily due to a decrease in MN-166 and MN-221 expenses. The decrease in MN-166 expenses is primarily due to decreased study expenses based on patient enrollment and study completion timelines in 2023 compared to 2022, as well as the receipt of a $0.7 million payment from the Biomedical Advanced Research and Development Authority (BARDA) to partially reimburse us for preclinical study costs, which was recorded as an offset to MN-166 research and development expense in 2023. The decrease in MN-221 expenses is primarily related to a fee we paid in 2022 to Kissei Pharmaceutical co., Ltd. (Kissei) in connection with terminating a license agreement.

General and Administrative

General and administrative expenses for the year ended December 31, 2023 decreased by $0.3 million to $5.2 million compared to $5.5 million for the prior year, primarily driven by a decrease in compensation costs and accounting expenses.

Other Expense, net

Other expense for the years ended 2023 and 2022 was approximately $0.5 million and $0.2 million, respectively. The increase of $0.3 million was primarily driven by penalties on early disposal of bank certificates of deposit.

Interest Income

Interest income for the year ended December 31, 2023 increased by $1.0 million to $1.8 million compared to $0.8 million for the prior year, primarily driven by higher interest rates on cash and bank certificates of deposit. Interest income consists of interest earned on our cash and cash equivalents and investments.

Liquidity and Capital Resources

We incurred losses of $8.6 million and $14.1 million for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, our accumulated deficit was $415.7 million as compared to $407.1 million for the year ended December 31, 2022. Our operating losses to date have been funded primarily through the private placement of our equity securities, the public sale of our common stock, long-term debt, development agreements with partners and the exercise of warrants, net of treasury stock repurchases.

The following table shows a summary of our cash flows for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Net cash (used in) provided by:
Operating activities	(7,431)	(12,912)
Investing activities	39,908	(40,005)
Financing activities	—	8
Total	$32,477	$(52,909)

Factors That May Affect Future Financial Condition and Liquidity

As of December 31, 2023, we had available cash and cash equivalents of $51.0 million and working capital of $47.9 million. As of the date of this report, we believe we have sufficient working capital to fund operations at least through the end of 2025. This is based on our expected operating cash needs for 2024 to be approximately $19.2 million and assuming we keep our spend at a similar level for 2025 including expected inflation increases. We expect that this level of operating spend will be sufficient to meet the businesses needs for research and development to help monetize our products in development.

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

At December 31, 2023, we did not have any off balance sheet activity and we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

Equity Financing

On August 26, 2022, we filed a shelf registration statement (Shelf Registration Statement) on Form S-3 with the SEC (that was declared effective by the SEC on September 6, 2022), which permits us to offer up to $200.0 million of our common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including units from time to time. Our Shelf Registration Statement is intended to provide us with flexibility to raise capital in the future for general corporate purposes. As part of this Shelf Registration Statement, we also entered into an amendment to an at market issuance sales agreement (as amended, the “ATM Agreement”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) (B. Riley Securities) pursuant to which we may offer and sell common stock through B. Riley Securities from time to time up to an aggregate offering price of $75.0 million, of which $10.3 million of our common stock was sold under a previous shelf registration statement on Form S-3, which expired in August 2022 (Prior Shelf Registration Statement). In connection with the ATM Agreement and as part of the Shelf Registration Statement, we filed a prospectus supplement to register up to $64.7 million of our common stock, which represents the remaining shares that we previously registered for sale under the sales agreement and the Prior Shelf Registration Agreement.

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

No shares of common stock were sold under the ATM agreement for the years ended December 31, 2023 and December 31, 2022.

Contractual Obligations and Commitments

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Such arrangements include those related to the contractual obligations described below:

Lease Commitments

Our operating lease commitments reflect payments due for our lease agreements in San Diego, California and Tokyo, Japan. As of December 31, 2023, our contractual commitments for our leases were $0.6 million, which will be paid over the lease term.

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

Shareholders and Board of Directors

MediciNova, Inc.

La Jolla, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MediciNova, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Clinical Trial Accruals

As described in Note 1 to the consolidated financial statements, the Company recognizes costs it incurs for preclinical studies, clinical trials and manufacturing activities as research and development expenses based on its evaluation of its vendors’ progress toward completion of specific tasks. Payment timing may differ significantly from the period in which the costs are recognized as expense. Costs for services incurred that have not yet been billed or paid are recognized as accrued expenses. In estimating the vendors’ progress toward completion of specific tasks, the Company uses data such as patient enrollment, clinical site activations or vendor information of actual costs incurred. This data is obtained through reports from or discussions with Company personnel and outside service providers as to the progress or state of completion of trials, or the completion of services. As of December 31, 2023, the Company recorded $1.0 million in clinical trial accruals.

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

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2015.

San Diego, California

February 15, 2024

MEDICINOVA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
Assets:
Current assets:
Cash and cash equivalents	$50,999,442	$18,505,493
Prepaid expenses and other current assets	174,938	499,403
Investments	—	39,982,213
Total current assets	51,174,380	58,987,109
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Property and equipment, net	45,800	45,269
Right-of-use asset	575,406	629,495
Other non-current assets	74,151	92,792
Total assets	$66,269,977	$74,154,905

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,003,937	$424,646
Accrued liabilities and other current liabilities	2,059,238	2,605,308
Operating lease liability	215,926	157,505
Total current liabilities	3,279,101	3,187,459
Deferred tax liability	201,792	201,792
Other non-current liabilities	410,660	523,619
Total liabilities	3,891,553	3,912,870
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2023 and December 31, 2022; 49,046,246 and 49,046,246 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	49,046	49,046
Additional paid-in capital	478,149,161	477,438,451
Accumulated other comprehensive loss	(118,090)	(115,285)
Accumulated deficit	(415,701,693)	(407,130,177)
Total stockholders’ equity	62,378,424	70,242,035
Total liabilities and stockholders’ equity	$66,269,977	$74,154,905

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
	2023	2022
Revenues	$1,000,000	$—
Operating expenses:
Research, development and patents	5,657,895	9,143,792
General and administrative	5,242,370	5,484,857
Total operating expenses	10,900,265	14,628,649
Operating loss	(9,900,265)	(14,628,649)
Interest income	1,834,665	809,673
Other expense, net	(502,869)	(247,285)
Loss before income taxes	(8,568,469)	(14,066,261)
Income tax expense	(3,047)	(2,822)
Net loss	$(8,571,516)	$(14,069,083)
Basic and diluted net loss per common share	$(0.17)	$(0.29)
Shares used to compute basic and diluted net loss per common share	49,046,246	49,045,342
Net loss	$(8,571,516)	$(14,069,083)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(2,805)	(16,408)
Comprehensive loss	$(8,574,321)	$(14,085,491)

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2021	49,043,246	$49,043	$476,788,012	$(98,877)	$(393,061,094)	$83,677,084
Share-based compensation	—	—	642,522	—	—	642,522
Issuance of common stock for option exercises	3,000	3	7,917	—	—	7,920
Net loss	—	—	—	—	(14,069,083)	(14,069,083)
Foreign currency translation adjustments	—	—	—	(16,408)	—	(16,408)
Balance at December 31, 2022	49,046,246	49,046	477,438,451	(115,285)	(407,130,177)	70,242,035
Share-based compensation	—	—	710,710		—	710,710
Net loss	—	—	—	—	(8,571,516)	(8,571,516)
Foreign currency translation adjustments	—	—	—	(2,805)	—	(2,805)
Balance at December 31, 2023	49,046,246	$49,046	$478,149,161	$(118,090)	$(415,701,693)	$62,378,424

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2023	2022
Operating activities:
Net loss	$(8,571,516)	$(14,069,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	710,710	642,522
Depreciation and amortization	20,295	17,707
Non-cash interest on investments	(346,390)	(154,003)
Loss on disposal of investments	448,903	122,475
Loss on disposal of property and equipment	472	—
Change in carrying amount of right-of-use asset	194,502	194,719
Changes in assets and liabilities:
Prepaid expenses and other assets	287,628	150,605
Accounts payable, accrued liabilities and other liabilities	19,238	329,010
Operating lease liabilities	(194,880)	(145,515)
Net cash used in operating activities	(7,431,038)	(12,911,563)
Investing activities:
Purchases of investments	—	(59,877,526)
Proceeds from disposal of investments	39,929,015	19,877,526
Acquisitions of property and equipment	(21,299)	(5,010)
Net cash provided by (used in) investing activities	39,907,716	(40,005,010)
Financing activities:
Proceeds from issuance of common stock and exercise of common stock options	—	7,920
Net cash provided by financing activities	—	7,920
Effect of exchange rate changes on cash and cash equivalents	17,271	(16,808)
Net change in cash and cash equivalents	32,493,949	(52,925,461)
Cash and cash equivalents, beginning of year	18,505,493	71,430,954
Cash and cash equivalents, end of year	$50,999,442	$18,505,493
Supplemental disclosure of cash flow information:
Right-of-use asset obtained in exchange for operating lease liability	$139,001	$—
Income taxes paid	$3,667	$—

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

MediciNova, Inc. (the “Company” or “MediciNova”) was incorporated in the state of Delaware in September 2000 and is a public company. The Company’s common stock is listed in both the United States and Japan and trades on the Nasdaq Global Market and the Standard Market of the Tokyo Stock Exchange. The Company is a biopharmaceutical company focused on developing novel therapeutics for the treatment of serious diseases with unmet medical needs with a commercial focus on the United States market. The Company’s current strategy is to focus its development activities on MN-166 (ibudilast) for neurological and other disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS), chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, substance dependence and addiction (e.g., methamphetamine dependence, opioid dependence, and alcohol dependence), prevention of acute respiratory distress syndrome (ARDS), and Long COVID, and MN-001 (tipelukast) for fibrotic and other diseases such as nonalcoholic fatty liver disease (NAFLD) and idiopathic pulmonary fibrosis (IPF). The Company’s pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma, and MN-029 (denibulin) for solid tumor cancers.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and other highly liquid investments, including money market and mutual funds accounts, with original maturities of three months or less from the date of purchase.

Investments

Investments purchased with an original maturity of greater than three months are classified as investments. Investments are stated at fair value and are classified as current or non-current based on the nature of the securities as well as their stated maturities. There were no investments held as of December 31, 2023. As of December 31, 2022, investments consisted of bank certificates of deposit with original purchased maturity dates between seven and 13 months.

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

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $5.3 million and $8.7 million for the years ended December 31, 2023 and 2022, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents in Research, Development and Patents expenses. Such patent-related expenses totaled $0.4 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively.

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

In 2021, the Company entered into an agreement with the Biomedical Advanced Research and Development Authority (BARDA), part of the Administration for Strategic Preparedness and Response (ASPR) at the U.S. Department of Health and Human Services, to develop MN-166 (ibudilast) as a potential medical countermeasure against chlorine gas-induced lung damage such as ARDS and acute lung injury (ALI). Under the agreement, BARDA agreed to provide federal funding for specified preclinical studies under Contract No. 75A50121C00022. The studies were completed in August 2023, and in September 2023, BARDA paid the Company $0.7 million to partially reimburse the costs of the studies. Contractual arrangements that are not considered an exchange of services are considered contributions under ASC 958-605, and the Company elected to recognize the $0.7 million in funding as an offset to research and development costs for the year ended December 31, 2023.

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

Clinical Trial Accruals and Prepaid Expenses

Costs for preclinical studies, clinical studies and manufacturing activities are recognized as research and development expenses based on an evaluation of the progress by Company vendors towards completion of specific tasks, using data such as patient enrollment, clinical site activations or information provided to the Company by such vendors regarding their actual costs incurred. Payments for these activities are based on the terms of individual contracts and payment timing may differ significantly from the period in which the services are performed. The Company determines accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or state of completion of studies, or the services completed. The Company’s estimates of accrued expenses as of each balance sheet date are based on the facts and circumstances known at the time. Costs that are paid in advance of performance are deferred as a prepaid expense and amortized over the service period as the services are provided. As of December 31, 2023, the Company recorded $1.0 million and $0.0 million in clinical trial accruals and prepaid expenses, respectively. As of December 31, 2022, the Company recorded $1.5 million and $0.3 million in clinical trial accruals and prepaid expenses, respectively.

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

Potentially dilutive outstanding securities of 7,781,749 and 7,985,250 consisting of stock options for the years ended December 31, 2023 and 2022, respectively, were excluded from diluted net loss per common share because of their anti-dilutive effect.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded features that could be recognized separately from the host contract. Consequently, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. ASU 2020-06 also requires use of the if-converted method in the diluted earnings per share calculation for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years for smaller reporting companies, with early adoption permitted. The new standard was effective for the Company on January 1, 2024. There was no impact on the consolidated financial statements upon adoption of this standard on January 1, 2024.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. ASU 2023-06 modifies the disclosure or presentation requirements of a variety of Topics in the Codification. Specifically, the amendments align the requirements in the Codification with the SEC’s regulations. The amendments apply to all reporting entities within the scope of the affected Topics unless otherwise indicated. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years after the date of such removal. The amendments should be applied prospectively. The Company is currently evaluating the potential impact that this standard will have on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 improves the disclosures about a public entity’s reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment’s expenses. Specifically, it requires that a public entity: 1) disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, 2) disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss, 3) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, and 4) disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU also requires a public entity that has a single reportable segment to provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. Further, the ASU clarifies that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures. However, at least one of the reported segment profit or loss measures should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements. The amendments are effective for all public entities that are required to report segment information for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented. The Company is currently evaluating the potential impact that this standard will have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures. Specifically, it requires that a public business entity: 1) disclose, on an annual basis, an income tax rate reconciliation in a tabular form, disclosing specific categories and providing additional information for reconciling items that meet a quantitative threshold, 2) disclose on an annual basis the following information about income taxes paid: i) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, ii) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received), 3) all entities are required to disclose: i) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and ii) income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024. For all other entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this ASU should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the potential impact that this standard will have on its consolidated financial statements and related disclosures.

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

The development milestones outlined in the Genzyme Agreement did not meet the definition of a substantive milestone obligation under authoritative guidance on revenue recognition for milestone payments, as Genzyme was responsible for the development of the product and there is no further substantive service effort required by the Company. In September 2023, the Company received notice that a gene therapy product based on AAV (adeno-associated virus) vector technology, which was covered under the Genzyme Agreement, achieved one clinical development milestone, triggering a milestone payment of $1.0 million. Accordingly, the Company recognized revenue of $1.0 million for the year ended December 31, 2023.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs are quoted prices for similar items in active markets or inputs are quoted prices for identical or similar items in markets that are not active near the measurement date; and

Level 3:	Unobservable inputs due to little or no market data, which require the reporting entity to develop its own assumptions

The carrying amount and approximate fair value of financial instruments as of December 31, 2023 and 2022, were as follows:

	December 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Cash equivalents:
Mutual funds	$782,382	$782,382	$704,882	$704,882	Level 1
Investments:
Bank certificates of deposit	—	—	39,982,213	39,982,213	Level 2

Short-term investments consisting of bank certificates of deposit with an original purchased maturity greater than three months are classified as held-to-maturity and are stated at amortized cost, which approximates fair value due to the short-term maturities and market rates of interest of these instruments.

4. Balance Sheet Details

Property and Equipment

Property and equipment, net, consist of the following:

	December 31,
	2023	2022
Leasehold improvements	$12,579	$13,532
Furniture and equipment	134,106	121,909
Software	342,628	342,628
	489,313	478,069
Less accumulated depreciation and amortization	(443,513)	(432,800)
Property and equipment, net	$45,800	$45,269

The Company uses the straight-line method to record depreciation expense with useful lives of three to five years. Leasehold improvements are amortized over a useful life of five years. Depreciation and amortization of property and equipment of $20,295 and $17,707 was recorded for the years ended December 31, 2023 and 2022, respectively.

Accrued Liabilities and Other Current Liabilities

Accrued liabilities and other current liabilities consist of the following:

	December 31,
	2023	2022
Accrued compensation	$824,390	$920,166
Clinical trial accruals	1,034,720	1,462,354
Professional services fees	35,753	38,688
Other	164,375	184,100
Total accrued liabilities and other current liabilities	$2,059,238	$2,605,308

5. Commitments and Contingencies

Lease Commitments

The Company has operating leases primarily for real estate in the United States and Japan. The United States lease is for the Company’s headquarters in San Diego and has a term of five years ending January 31, 2027, with annual escalations. The Company’s lease in Tokyo, Japan has a term of two years ending May 2025 with an auto-renewal, two-year extension. In June 2023, the Company renewed the Japan lease. The auto-renewal was not included in the measurement of the lease liability as renewal at the end of the lease term was not reasonably certain. The real estate operating leases are included in "Right-of-use asset" on the Company's balance sheet and represents the Company’s right to use the underlying assets for the lease term. The Company’s obligation to make lease payments are included in "Operating lease liability" and "Other non-current liabilities" on the Company's consolidated balance sheets.

Information related to the Company’s right-of-use assets and related lease liabilities are as follows:

	Year Ended December 31,
	2023	2022

Cash paid for operating lease liabilities	$257,326	$198,035
Operating lease costs	257,931	248,610
Right-of-use assets obtained in exchange for new operating lease obligations	139,001	—

Current operating lease liabilities	$215,926	$157,505
Non-current operating lease liabilities	410,660	523,619
Total operating lease liabilities	$626,586	$681,124

Weighted-average remaining lease term	2.81	3.90
Weighted-average discount rate	9.3%	9.8%

Maturities of operating lease liabilities as of December 31, 2023 were as follows:
2024	$265,698
2025	229,472
2026	206,483
2027	17,269
2028	—
Thereafter	—
Total minimum payments	$718,922
Less imputed interest	(92,336)
Total lease liabilities	$626,586

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

No milestone payments have been made under these agreements during the years ended December 31, 2023 and 2022. For products currently in development, future potential milestone payments based on product development of MN-166 (ibudilast) and MN-001 (tipelukast) are $10 million as of December 31, 2023. For all other products, future potential milestone payments related to development milestones and commercialization milestones totaled $16.5 million as of December 31, 2023. There are no minimum royalties required under any of the license agreements. The Company is unable to estimate with certainty the timing on when these milestone payments will occur as these payments are dependent upon the progress of the Company’s product development programs.

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

As of December 31, 2023, 2,152,818 shares remain available for future grant under the 2023 Plan.

Certain of the employee stock options granted contain performance conditions, the vesting of which is based on a determination made by the board of directors or its compensation committee as to the achievement of certain corporate objectives at the end of the performance period. The grant date of such awards is the date on which the board of directors or its compensation committee makes its determination. For periods preceding the grant date, the expense related to these awards is measured based on their fair value at each reporting date. The estimated fair value of the performance awards granted and the resulting expense is based upon a certain level of achievement of the corporate objectives and other assumptions in determining fair value. The amount of expense ultimately recognized upon the grant date at completion of the performance period could change from the estimate as a result of various factors, including the level of achievement of the corporate objectives, changes in the assumptions used in the Black-Scholes model in determining fair value or fluctuations in the Company’s stock price during the performance period. As of December 31, 2023, there were a total of 730,350 shares underlying performance options that were subject to vesting based on achievement of corporate objectives for 2023. In January 2024, the compensation committee and the board of directors determined that the performance milestones were achieved at the 70% level and accordingly 511,245 of these options vested and the remaining shares were forfeited.

Stock Options

Options granted under the 2023 Plan and the 2013 Plan have terms of ten years from the date of grant unless earlier terminated and generally vest over a one to four-year period.

The exercise price of all options granted during the years ended December 31, 2023 and 2022 was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information for the years ended December 31, 2023 and 2022 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	7,974,250	$5.81
Granted	591,700	$2.28
Exercised	(3,000)	$2.64
Cancelled	(577,700)	$5.85
Outstanding at December 31, 2022	7,985,250	$5.55
Granted	788,683	$2.39
Exercised	—	$-
Cancelled	(992,184)	$3.27
Outstanding at December 31, 2023	7,781,749	$5.52
Exercisable at December 31, 2023	7,008,232	$5.86

	Number of Option Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2022	590,869	$1.52
Granted	788,683	$1.59
Vested	(579,351)	$1.51
Forfeitures	(26,684)	$1.45
Non-vested at December 31, 2023	773,517	$1.61

The aggregate intrinsic value of options exercised was $0 and $1,410 for the years ended December 31, 2023 and 2022, respectively. Options outstanding and exercisable at December 31, 2023 had a weighted average contractual life of 4.47 years and 4.89 years, respectively.

As of December 31, 2023 and 2022, the total intrinsic value of options outstanding was $0 and $0, respectively. Total intrinsic value of options exercisable was $0 and $0 as of December 31, 2023 and 2022, respectively. Total fair value of options vested was $0.9 million and $2.6 million for the years ended December 31, 2023 and 2022, respectively.

Compensation Expense

The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Year Ended December 31,
	2023	2022
Stock Options
Risk-free interest rate	3.83%	3.88%
Expected volatility of common stock	75.28%	78.81%
Dividend yield	0.00%	0.00%
Expected option term (in years)	4.68	4.70

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

The weighted-average fair value of each stock option granted during the years ended December 31, 2023 and 2022, estimated as of the grant date using the Black-Scholes option valuation model, was $1.59 per option and $1.47 per option, respectively.

Stock-based compensation expense for stock option awards are reflected in total operating expenses for each respective year. The following table summarizes stock-based compensation expense for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
Research, development and patents	$240,268	$237,071
General and administrative	470,442	405,451
Total stock-based compensation expense	$710,710	$642,522

As of December 31, 2023, there was $0.1 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.06 years, on a straight-line basis.

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

No shares of common stock were sold under the ATM Agreement in the years ended December 31, 2023 and 2022, respectively.

Common Stock Reserved for Future Issuance

The following table summarizes common stock reserved for future issuance at December 31, 2023:

Common stock reserved for issuance upon exercise of options outstanding (under the 2004 Plan, 2013 Plan and 2023 Plan)	7,781,749
Common stock reserved for future equity awards (under the 2023 Plan)	2,152,818
9,934,567

8. Income Taxes

A reconciliation of loss before income taxes for domestic and foreign locations for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
	2023	2022
United States	$(8,587,967)	$(14,084,240)
Foreign	19,498	17,979
Loss before income taxes	$(8,568,469)	$(14,066,261)

A reconciliation of income tax expense for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
Current:	2023	2022
Federal	$—	$—
State	—	—
Foreign	(3,047)	(2,822)
Total current income tax expense	(3,047)	(2,822)
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred income tax expense	—	—
Total income tax expense	$(3,047)	$(2,822)

The significant components of deferred income taxes at December 31, 2023 and 2022 are as follows:

	Year Ended December 31,
Deferred tax assets:	2023	2022
Net operating loss carryforwards	$69,980,468	$70,142,367
Capitalized licenses	—	934
Research tax credits	10,034,233	9,629,956
Stock options	1,497,450	1,526,644
Other, net	355,204	390,610
Right-of-use asset	166,832	180,938
Research and experimentation capitalization	2,626,585	1,795,580
Total deferred tax assets	84,660,772	83,667,029
Deferred tax liabilities
Right-of-use liability	(152,511)	(166,786)
In-process research and development	(1,343,213)	(1,343,213)
Total deferred tax liabilities	(1,495,724)	(1,509,999)
Net deferred tax assets	83,165,048	82,157,030
Valuation allowance	(83,366,840)	(82,358,822)
Net deferred tax liability	$(201,792)	$(201,792)

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The net change in the valuation allowance during the year ended December 31, 2023 was an increase of $1.0 million. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

At December 31, 2023, the Company has federal and California net operating loss (NOL) carryforwards of approximately $275.9 million and $190.5 million, respectively. $227.4 million of federal NOL carryforwards begin to expire in 2024, $48.5 million of federal NOL carryforwards can be carried forward indefinitely, and the California NOL carryforwards begin to expire in 2028. At December 31, 2023, the Company also had federal and California research tax credit carry-forwards of approximately $8.2 million and $2.4 million, respectively. The federal research tax credit carryforwards begin to expire in 2024, and the California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized.

The above NOL carryforward and the research tax credit carryforwards are subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions due to ownership change limitations that have occurred which will limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards for a period of inception through December 2022, and did not experience any ownership changes which triggers the limitation. There is a risk that additional changes in ownership have occurred since the completion of the Company’s analysis. If a change in ownership were to have occurred, additional NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, related to the Company’s operations in the United States will not impact the Company’s effective tax rate.

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	6.3	6.4
Tax credits	3.8	2.6
Change in valuation allowance	(11.8)	(26.4)
Permanent differences	—	(0.3)
Expiration of attributes	(12.0)	(1.3)
Stock compensation	(1.9)	(1.9)
Uncertain tax positions	(6.4)	—
Other	1.0	(0.1)
Provision for income taxes	0.0%	0.0%

The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be sustained upon examination by the relevant income tax authorities.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2023	2022
Gross unrecognized tax benefits at January 1	$896,981	$893,371
Additions for tax positions taken in the prior year	—	3,610
Additions for tax positions taken in the current year	692,285	—
Gross unrecognized tax benefits at December 31	$1,589,266	$896,981

If recognized, none of the unrecognized tax benefits as of December 31, 2023 would reduce the annual effective tax rate, primarily due to corresponding adjustments to the valuation allowance.

The Company files income tax returns in the United States, California and foreign jurisdictions. Due to the Company’s losses incurred, the Company is essentially subject to income tax examination by tax authorities from inception to date. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2023, there are no significant accruals for interest related to unrecognized tax benefits or tax penalties. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.

9. Employee Savings Plan

The Company has an employee savings plan available to substantially all employees. Under the plan, an employee may elect salary reductions which are contributed to the plan. The plan provides for discretionary contributions by the Company, which totaled $115,950 and $75,859 for the years ended December 31, 2023 and 2022, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Rules 13(a)-15(e) of the

Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Item 9B. Other Information

(a) None.

(b)

Securities Trading Plans of Directors and Executive Officers

During the last fiscal quarter of the year ended December 31, 2023, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdiction the Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be contained in the sections titled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance,” “Meetings and Committees of the Board”, and “Executive Officers” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the conclusion of our fiscal year ended December 31, 2023 (Proxy Statement) and is incorporated in this Annual Report on Form 10-K by reference.

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

The following table provides information as of December 31, 2023 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders (1)	7,781,749	$5.52	2,152,818
Equity Compensation Plans not approved by security holders	—	—	—
Total	7,781,749	$5.52	2,152,818

(1)
Consists of the Amended and Restated 2004 Stock Incentive Plan, the 2013 Equity Incentive Plan, the 2023 Equity Incentive Plan, and the 2007 Employee Stock Purchase Plan (ESPP).

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

1. Financial Statements. The following financial statements of MediciNova, Inc. and report of BDO USA, P.C, an independent registered public accounting firm, are included in this Annual Report on Form 10-K (included in Part II of this Annual Report on Form 10-K):

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

4.3	Description of Capital Stock (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K (File No. 001-33185) filed February 19, 2021).

10.1*	Amended and Restated 2004 Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K (File No. 001-33185) filed March 29, 2012).

10.2*

Form of Indemnity Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K (File No. 001-33185) filed March 28, 2013).

10.3†

License Agreement, dated March 14, 2002, between the Registrant and Kyorin Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-119433), filed November 24, 2004).

10.4†

License Agreement, dated June 19, 2002, between the Registrant and Angiogene Pharmaceuticals, Ltd. (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-119433), filed November 24, 2004).

10.5†

Exclusive License Agreement, dated February 25, 2004, between the Registrant and Kissei Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-119433), filed November 24, 2004).

10.6†

License Agreement, dated October 22, 2004, between the Registrant and Kyorin Pharmaceutical Co., Ltd., (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1/A, as amended (File No. 333-119433), filed November 24, 2004).

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

10.11†

Development and Supply Agreement, dated March 26, 2009, between the Registrant and Hospira Worldwide, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed March 30, 2009).

10.12†

Assignment Agreement, dated December 19, 2005, between Genzyme Corporation and Avigen, Inc. (incorporated by reference to Exhibit 10.58 of Avigen, Inc.’s Annual Report on Form 10-K (File No. 000-28272) filed March 16, 2006).

10.13†

Asset Purchase Agreement, dated December 17, 2008, between Baxter Healthcare Corporation, Baxter International Inc., and Baxter Healthcare S.A. and Avigen, Inc. (incorporated by reference to Exhibit 2.2 of Avigen, Inc.’s Annual Report on Form 10-K (File No. 000-28272-) filed March 16, 2009).

10.14*

Form of First Amendment to Employment Agreement, dated December 31, 2010, between the Registrant and Yuichi Iwaki, M.D., Ph.D. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed January 4, 2011).

10.15

Sublease, by and between the Registrant and Cardinal Health 127 Inc., dated August 31, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed September 7, 2017).

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

10.19*

Severance Protection Agreement, dated July 14, 2014, by and between the Registrant and Dr. Yuichi Iwaki (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33185) filed August 13, 2014).

10.20*

Severance Protection Agreement, dated July 14, 2014, by and between the Registrant and Dr. Kazuko Matsuda (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33185) filed August 13, 2014).

10.21*

Severance Protection Agreement, dated July 14, 2014, by and between the Registrant and Geoffrey O’Brien (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33185) filed August 13, 2014).

10.22

At Market Issuance Sales Agreement, dated August 23, 2019, by and between MediciNova, Inc. and B. Riley FBR, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed August 23, 2019).

10.23

Securities Purchase Agreement, dated January 11, 2021, between the Company and 3D Opportunity Master Fund (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed January 12, 2021).

Exhibit Number	Description
10.24

Shareholder Rights Agreement, dated January 11, 2021, between the Company and 3D Opportunity Master Fund (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed January 12, 2021).

10.25

Services Agreement, dated August 1, 2021, by and between MediciNova, Inc. and Signature Analytics LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed August 2, 2021).

10.26

Lease, dated July 20, 2021, by and between MediciNova, Inc. and the Irvine Company LLC (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed July 23, 2021).

10.27

Comprehensive Termination Agreement, dated October 24, 2022, by and between the Registrant and Kissei Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K/A (File No. 001-33185) filed March 28, 2023).

10.28*

2023 Equity Incentive Plan and forms of award agreements thereunder of the Registrant (incorporated by reference to Exhibit 99.1 of the Registrant’s Post-Effective Amendment No. 1 to Registration Statements on Form S-8 (File Nos. 333-264938, 333-232239, 333-219491, 333-190490) filed January 19, 2024).

19.1	MediciNova, Inc. Statement of Company Policy, Trades in the Company’s Securities by Insiders and Confidential Information.
21	Subsidiaries of the Registrant. (incorporated by reference to Exhibit 21 of the Registrant’s Annual Report on Form 10-K/A (File No. 001-33185) filed March 28, 2023).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (see signature page).

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Act of 1933.

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Act of 1933.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	MediciNova, Inc. Recovery of Erroneously Awarded Compensation Policy.
101

The following financial statements from MediciNova, Inc. on Form 10-K as of and for the year ended December 31, 2023 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements.

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

MEDICINOVA, INC.
A Delaware Corporation

Date: February 15, 2024	By:	/s/ Yuichi Iwaki
Yuichi Iwaki, M.D., Ph.D.
President & Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yuichi Iwaki his or her true and lawful attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yuichi Iwaki Yuichi Iwaki, M.D., Ph.D.	Chairman of the Board of Directors, President and Chief Executive Officer (Principal executive officer)	February 15, 2024

/s/ Jason Kruger Jason Kruger	Chief Financial Officer (Principal financial and accounting officer)	February 15, 2024

/s/ Carolyn Beaver Carolyn Beaver	Director	February 15, 2024

/s/ Nicole Lemerond Nicole Lemerond	Director	February 15, 2024
/s/ Kazuko Matsuda Kazuko Matsuda	Director	February 15, 2024
/s/ Hideki Nagao Hideki Nagao	Director	February 15, 2024