Form 10-Q
period 2024-03-31
MEDICINOVA INC
filed 2024-05-09
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

As of May 7, 2024, the registrant had 49,046,246 shares of Common Stock ($0.001 par value) outstanding.

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
•
The widespread outbreak of an illness or any other communicable disease, such as COVID-19, which has led to lead key employees becoming ill for a period of time;
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

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “MediciNova,” “we,” “us” and “our” refer to MediciNova, Inc.

MEDICINOVA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$47,138,799	$50,999,442
Prepaid expenses and other current assets	724,796	174,938
Total current assets	47,863,595	51,174,380
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Property and equipment, net	40,384	45,800
Right-of-use asset	519,307	575,406
Other non-current assets	70,391	74,151
Total assets	$62,893,917	$66,269,977
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$804,764	$1,003,937
Accrued liabilities and other current liabilities	1,487,845	2,059,238
Operating lease liability	217,887	215,926
Total current liabilities	2,510,496	3,279,101
Deferred tax liability	201,792	201,792
Other non-current liabilities	351,185	410,660
Total liabilities	3,063,473	3,891,553
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2024 and December 31, 2023; 49,046,246 and 49,046,246 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	49,046	49,046
Additional paid-in capital	478,364,591	478,149,161
Accumulated other comprehensive loss	(126,982)	(118,090)
Accumulated deficit	(418,456,211)	(415,701,693)
Total stockholders’ equity	59,830,444	62,378,424
Total liabilities and stockholders' equity	$62,893,917	$66,269,977

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended
	March 31,
	2024	2023
Operating expenses:
Research, development and patents	$1,781,869	$1,476,676
General and administrative	1,354,124	1,486,567
Total operating expenses	3,135,993	2,963,243
Operating loss	(3,135,993)	(2,963,243)
Interest income	397,510	509,046
Other expense	(16,035)	(463,307)
Net loss	$(2,754,518)	$(2,917,504)
Basic and diluted net loss per common share	$(0.06)	$(0.06)
Shares used to compute basic and diluted net loss per common share	49,046,246	49,046,246
Net loss	$(2,754,518)	$(2,917,504)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(8,892)	(1,542)
Comprehensive loss	$(2,763,410)	$(2,919,046)

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2024
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2023	49,046,246	$49,046	$478,149,161	$(118,090)	$(415,701,693)	$62,378,424
Share-based compensation	—	—	215,430	—	—	215,430
Net loss	—	—	—	—	(2,754,518)	(2,754,518)
Foreign currency translation adjustments	—	—	—	(8,892)	—	(8,892)
Balance at March 31, 2024	49,046,246	$49,046	$478,364,591	$(126,982)	$(418,456,211)	$59,830,444

	Three Months Ended March 31, 2023
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2022	49,046,246	$49,046	$477,438,451	$(115,285)	$(407,130,177)	$70,242,035
Share-based compensation	—	—	403,263	—	—	403,263
Net loss	—	—	—	—	(2,917,504)	(2,917,504)
Foreign currency translation adjustments	—	—	—	(1,542)	—	(1,542)
Balance at March 31, 2023	49,046,246	$49,046	$477,841,714	$(116,827)	$(410,047,681)	$67,726,252

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
	2024	2023
Operating activities:
Net loss	$(2,754,518)	$(2,917,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	215,430	403,263
Depreciation and amortization	5,350	4,105
Loss on disposal of investments	—	102,513
Change in carrying amount of right-of-use asset	49,392	49,519
Changes in assets and liabilities:
Prepaid expenses and other assets	(551,750)	(310,908)
Accounts payable, accrued liabilities and other liabilities	(781,345)	(459,248)
Operating lease liabilities	(50,807)	(49,153)
Net cash used in operating activities	(3,868,248)	(3,177,413)
Investing activities:
Proceeds from disposal of investments	—	39,929,015
Net cash provided by investing activities	—	39,929,015
Effect of exchange rate changes on cash and cash equivalents	7,605	2,273
Net change in cash and cash equivalents	(3,860,643)	36,753,875
Cash and cash equivalents, beginning of period	50,999,442	18,505,493
Cash and cash equivalents, end of period	$47,138,799	$55,259,368

See accompanying notes.

MEDICINOVA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Financial Information

Organization and Business

MediciNova, Inc. (the Company or MediciNova) was incorporated in the state of Delaware in September 2000. The Company’s common stock is listed in both the United States and Japan and trades on the Nasdaq Global Market and the Standard Market of the Tokyo Stock Exchange. The Company is a biopharmaceutical company focused on developing novel therapeutics for the treatment of serious diseases with unmet medical needs with a commercial focus on the United States market. The Company’s current strategy is to focus its development activities on MN-166 (ibudilast) for neurological and other disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS), chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, substance dependence and addiction (e.g., methamphetamine dependence, opioid dependence, and alcohol dependence), prevention of acute respiratory distress syndrome (ARDS), and Long COVID, and MN-001 (tipelukast) for fibrotic and other diseases such as nonalcoholic fatty liver disease (NAFLD) and idiopathic pulmonary fibrosis (IPF). The Company’s pipeline also includes MN-221 (bedoradrine) for the treatment of acute exacerbation of asthma and MN-029 (denibulin) for solid tumor cancers.

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and other highly liquid investments including money market and mutual fund accounts, with original maturities of three months or less from the date of purchase.

Investments

Investments purchased with an original maturity of greater than three months are classified as investments. Investments are stated at fair value and are classified as current or non-current based on the nature of the securities as well as their stated maturities.

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $1.7 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents in Research, Development and Patents expenses. Such patent-related expenses totaled $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

For transactions with a government where the Company receives government assistance in performing research and development activities and the accounting for a transaction is not specified within the scope of authoritative GAAP, the Company follows ASC 832, Government Assistance (Topic 832), applying a grant or contribution model by analogy to Subtopic 958-605, Not-for-Profit Entities-Revenue Recognition (ASC 958-605).

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded features that could be recognized separately from the host contract. Consequently, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. ASU 2020-06 also requires use of the if-converted method in the diluted earnings per share calculation for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years for smaller reporting companies, with early adoption permitted. The new standard was effective for the Company on January 1, 2024. There was no impact on the consolidated financial statements upon adoption of this standard on January 1, 2024.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs are quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active near the measurement date; and

Level 3:	Unobservable inputs due to little or no market data, which require the reporting entity to develop its own assumptions.

The carrying amount and approximate fair value of financial instruments as of March 31, 2024 and December 31, 2023, were as follows:

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Cash and cash equivalents:
Mutual funds	$792,627	$792,627	$782,382	$782,382	Level 1

4. Commitments and Contingencies

Lease Commitments

The Company has operating leases primarily for real estate in the United States and Japan. The United States lease is for the Company’s headquarters in San Diego and has a term of five years ending January 31, 2027, with annual escalations. The Company’s lease in Tokyo, Japan has a term of two years ending May 2025 with an auto-renewal, two-year extension. The real estate operating leases are included in "Right-of-use asset” on the Company's balance sheets and represents the Company’s right to use the underlying assets for the lease term. The Company’s obligation to make lease payments are included in "Operating lease liability" and "Other non-current liabilities" on the Company's balance sheets.

Information related to the Company’s right-of-use assets and related lease liabilities are as follows:

	Three months ended
	March 31,
	2024	2023
Cash paid for operating lease liabilities	$64,594	$64,990
Operating lease costs	63,179	65,634

	March 31,	December 31,
	2024	2023
Current operating lease liabilities	$217,887	$215,926
Non-current operating lease liabilities	351,185	410,660
Total operating lease liabilities	$569,072	$626,586
Weighted-average remaining lease term (in years)	2.60	2.81
Weighted-average discount rate	9.3%	9.3%

Maturities of operating lease liabilities as of March 31, 2024 were as follows:
2024 (remaining nine months)	$195,887
2025	227,299
2026	206,483
2027	17,269
2028	—
Thereafter	—
Total minimum payments	646,938
Less imputed interest	(77,866)
Total lease liabilities	$569,072

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

No milestone payments have been made under these agreements during the three months ended March 31, 2024 and 2023. For products currently in development, future potential milestone payments based on product development of MN-166 (ibudilast) and MN-001 (tipelukast) are $10 million as of March 31, 2024. For all other products, future potential milestone payments related to development milestones and commercialization milestones totaled $16.5 million as of March 31, 2024. There are no minimum royalties required under any of the license agreements. The Company is unable to estimate with certainty the timing on when these milestone payments will occur as these payments are dependent upon the progress of the Company’s product development programs.

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

In June 2023, the Company adopted the 2023 Equity Incentive Plan (2023 Plan) under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. The 2023 Plan is the successor to the 2013 Plan. The number of shares of common stock that may be issued under the 2023 Plan is equal to the sum of (a) shares subject to awards granted under the 2013 Plan that were outstanding upon expiration of the 2013 Plan and are subsequently forfeited, expire or lapse unexercised or unsettled and shares issued pursuant to awards granted under the 2013 Plan that were outstanding upon expiration of the 2013 Plan and are subsequently forfeited to or reacquired by the Company and (b) shares reserved under the 2013 Plan that were not issued or subject to outstanding awards under the 2013 Plan upon expiration of the 2013 Plan. While a maximum of 9,934,567 shares may become available for issuance under the 2023 Plan from the 2013 Plan, since this figure assumes that all awards outstanding under the 2013 Plan upon expiration of the 2013 Plan will be forfeited, the Company expects the actual number of shares added to the 2023 Plan to be less. In general, to the extent that awards under the 2023 Plan are forfeited, cancelled or expire for any reason before being exercised or settled in full, the shares subject to such awards will again become available for issuance under the 2023 Plan. If stock appreciation rights are exercised or restricted stock units are settled, then only the number of shares (if any) actually issued to the participant will reduce the number of shares available under the 2023 Plan. If restricted shares or shares issued upon exercise of options are reacquired by the Company pursuant to a forfeiture provision, repurchase right or for any other reason, then such shares shall again become available for issuance under the 2023 Plan. Shares withheld to pay the exercise price of options or satisfy tax withholding obligations related to an award shall again become available for issuance under the 2023 Plan. Further, to the extent an award is settled in cash rather than shares, the cash settlement shall not reduce the number of shares available for issuance under the 2023 Plan.

As of March 31, 2024, 1,355,923 shares remain available for future grants under the 2023 Plan.

Certain of the employee stock options granted contain performance conditions, the vesting of which is based on a determination made by the compensation committee followed by an approval of the board of directors as to the achievement of certain corporate objectives at the end of the performance period. The grant date of such awards is the date on which the board of directors makes its determination. For periods preceding the grant date, the expense related to these awards is measured based on their fair value at each reporting date. The estimated fair value of the performance awards granted and the resulting expense is based upon a certain level of achievement of the corporate objectives and other assumptions in determining fair value. The amount of expense ultimately recognized upon the grant date at completion of the performance period could change from the estimate as a result of various factors, including the level of achievement of the corporate objectives, changes in the assumptions used in the Black-Scholes model in determining fair value or fluctuations in the Company’s stock price during the performance period. As of March 31, 2024, there were a total of 1,016,000 shares underlying performance options that were subject to vesting based on achievement of corporate objectives for 2024.

Stock Options

Options granted under the 2023 Plan and the 2013 Plan have terms of ten years from the date of grant unless earlier terminated and generally vest over a one or four year period. The exercise price of all options granted through March 31, 2024 and 2023, was equal to the fair market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of March 31, 2024 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	7,781,749	$5.52
Granted	1,016,000	1.52
Exercised	—	—
Cancelled	(219,105)	2.40
Outstanding at March 31, 2024	8,578,644	$5.34
Exercisable at March 31, 2024	7,538,477	$5.62

Compensation Expense

Stock-based compensation expense for stock option awards are reflected in total operating expenses for each respective period.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2024 and 2023, respectively:

	Three months ended
	March 31,
	2024	2023
Research, development and patents	$81,669	$141,118
General and administrative	133,761	262,145
Total stock-based compensation expense	$215,430	$403,263

The Company uses the Black-Scholes valuation model for determining the estimated fair value for stock-based awards granted to employees and considers management’s current expectations of the achievement of the performance objectives for the year. The following table provides the assumptions used in the Black-Scholes valuation model used to estimate the fair value of options granted during the three months ended March 31, 2024 and 2023, and to estimate the fair value of performance-based stock options as of March 31, 2024 and 2023.

	Three months ended March 31,
	2024	2023
Stock Options
Risk-free interest rate	4.21%	3.60%
Expected volatility of common stock	74.05%	77.96%
Dividend yield	0.00%	0.00%
Expected term (in years)	5.30	5.38

As of March 31, 2024, there was $0.8 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.77 years, on a straight-line basis. Such compensation cost will ultimately be adjusted based upon actual performance compared to the corporate objectives as described above.

The weighted-average fair value of each stock option granted during the three months ended March 31, 2024 and 2023, estimated as of the grant date using the Black-Scholes option valuation model, was $1.00 and $1.60 per option, respectively.

6. Stockholders’ Equity

At-The-Market Issuance Sales Agreements and Private Placement Transactions

On August 23, 2019, the Company entered into an at the market issuance sales agreement, which was amended on August 26, 2022 (as amended, the ATM Agreement) with B. Riley FBR, Inc. (B. Riley FBR) pursuant to which the Company may sell common stock through B. Riley FBR from time to time up to an aggregate offering price of $75.0 million. Sales of the Company’s common stock through B. Riley FBR, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on Nasdaq, on any other existing trading market for the common stock or through a market maker. B. Riley FBR may also sell the common stock in privately negotiated transactions, subject to the Company’s prior approval. The Company agreed to pay B. Riley FBR an aggregate commission rate of up to 3.5% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock will depend on the number of shares of common stock sold to B. Riley FBR and the per share purchase price of each transaction.

No shares of common stock were sold under the ATM Agreement in the three months ended March 31, 2024 and 2023, respectively.

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

Potentially dilutive outstanding stock options excluded from diluted net loss per common share due to their anti-dilutive effect totaled 8,578,644 shares for the three months ended March 31, 2024 and 8,688,916 shares for the three months ended March 31, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2023 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on February 15, 2024 (Annual Report on Form 10-K). Past operating results are not necessarily indicative of results that may occur in future periods.

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

We have incurred significant net losses since our inception. As of March 31, 2024, from inception, our accumulated deficit was $418.5 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

Impact of COVID-19 and the Macroeconomic Environment on Our Business

The COVID-19 pandemic resulted in significant national and global economic disruption and has, and may continue to adversely affect our business. To date, we have experienced certain adverse effects on our business as well as been provided certain opportunities as a result of the pandemic. The pandemic caused a decrease in the number of patient visits at some clinical trial sites which we believe resulted in slower enrollment in our clinical trials than would have occurred without the pandemic. However, we have seen an increase in the number of patient visits compared to earlier in the pandemic and we continue to enroll patients in clinical trials. Throughout the pandemic, we continued with routine clinical trial activities including executing new clinical trial agreements, negotiating budgets, institutional review board approvals, site training, and other activities related to the initiation of new clinical trials and the opening of new clinical trial sites, although some of these activities took longer to complete than what we experienced prior to the pandemic.

The pandemic created certain opportunities for our clinical development and we have pursued those opportunities. Following the outbreak of the pandemic, we designed a clinical trial to evaluate MN-166 (ibudilast) for prevention of ARDS caused by COVID-19. In June 2022, we announced positive top-line results from this Phase 2 clinical trial in which MN-166 (ibudilast) demonstrated large improvements compared to placebo for all four clinical endpoints analyzed. Separately, in August 2022, we announced plans to participate in Recovering from COVID-19 Lingering Symptoms Adaptive Integrative Medicine Trial (the RECLAIM trial), a grant-funded clinical trial to evaluate MN-166 (ibudilast) and other therapies for the treatment of Long COVID, the lingering symptoms of COVID-19. In February 2023, we announced that Health Canada completed its review of the clinical trial application and granted authorization to commence the RECLAIM trial.

We continue to actively monitor the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce resulting from the recent pandemic and the macroeconomic environment. To the extent that there is a resurgence in the COVID-19 pandemic, or other health epidemics or outbreaks, our operations could be disrupted and our business adversely impacted.

Further, the COVID-19 pandemic and government responses to the pandemic resulted in, and may continue to result in, downward pressure, extreme volatility, and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity, access to capital markets, and our ability to operate in accordance with our operating plan, or at all.

In addition, we may be exposed to credit risk on deposits at financial institutions to the extent our account balances exceed the amount insured by the Federal Deposit Insurance Corporation. We are monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions.

Research, Development and Patents Expenses

Our research, development and patents expenses consist primarily of license fees related to our product candidates, salaries and related employee benefits, costs associated with the preclinical and clinical development of our product development programs, costs associated with non-clinical activities, such as regulatory expenses, and pre-commercialization manufacturing development activities. We use external service providers to manufacture our compounds to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. Research, development and patents expenses include fees paid to consultants, contract research organizations, contract manufacturers and other external service providers, including professional fees and costs associated with legal services, patents and patent applications for our intellectual property. Internal research and development expenses include costs of compensation and other expenses for research and development personnel, supplies, facility costs and depreciation. Research, development and patents costs are expensed as incurred and we expect to increase such costs through the remainder of 2024 as our development programs progress.

The following table summarizes our research, development and patents expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Three months ended
	March 31,
	2024	2023
External development expense:
MN-221	$3	$10
MN-166	1,064	822
MN-001	94	63
MN-029	1	1
Total external development expense	1,162	896
R&D personnel expense	431	475
R&D facility and depreciation expense	16	10
Patent expenses	140	73
Other R&D expense	33	23
Total research, development and patent expense	$1,782	$1,477

General and Administrative Expenses

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

Critical Accounting Estimates

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting estimates, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” contained in our Annual Report on Form 10-K, for the year ended December 31, 2023. There have not been any material changes to the critical accounting policies discussed therein during the three months ended March 31, 2024.

IPR&D and Goodwill

Amounts incurred related to in-process research and development (IPR&D) or asset purchases of IPR&D are expensed as incurred. Amounts allocated to IPR&D in connection with a business combination are recorded at fair value and are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested annually for impairment or more frequently if indicators of impairment exist. Goodwill is reviewed for impairment annually (as of December 31st) or more frequently if indicators of impairment exist.

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

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

Research, Development and Patents Expenses

Research, development and patents expenses were $1.8 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively. The increase of $0.3 million was primarily due to an increase in MN-166 manufacturing costs.

General and Administrative Expenses

General and administrative expenses were $1.4 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $0.1 million was primarily driven by a decrease in performance-based stock option expense partially offset by an increase in accounting expenses.

Interest Income

Interest income was $0.4 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $0.1 million was primarily driven by lower interest rates on available cash in 2024 compared to cash and bank certificates of deposit in 2023. Interest income consists of interest earned on our cash and cash equivalents and investments.

Liquidity and Capital Resources

Net cash used in operating activities during the three months ended March 31, 2024 was $3.9 million compared to $3.2 million during the same period in 2023. The $0.7 million change is primarily related to the decreased net loss and changes in operating assets and liabilities for those periods.

Net cash provided by investing activities during the three months ended March 31, 2024 was $0.0 million compared to $39.9 million provided by during the same period in 2023 related to the disposal of certificates of deposit of $39.9 million during the three months ended March 31, 2023.

As of March 31, 2024, we had available cash and cash equivalents of $47.1 million and working capital of $45.4 million. As of the date of this report, we believe we have working capital sufficient to fund operations at least through the end of 2025. However, we cannot provide assurance that these capital resources will be sufficient to conduct all our research and development programs as planned.

Equity Financing

On August 23, 2019, we entered into an at the market issuance sales agreement, which was amended on August 26, 2022 (as amended, the ATM Agreement) with B. Riley FBR, Inc. (B. Riley FBR) pursuant to which we may sell common stock through B. Riley FBR from time to time up to an aggregate offering price of $75.0 million. Sales of our common stock through B. Riley FBR, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on Nasdaq, on any other existing trading market for the common stock or through a market maker. B. Riley FBR may also sell the common stock in privately negotiated transactions, subject to our prior approval. We agreed to pay B. Riley FBR an aggregate commission rate of up to 3.5% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock will depend on the number of shares of common stock sold to B. Riley FBR and the per share purchase price of each transaction.

No shares of common stock were sold under the ATM Agreement in the three months ended March 31, 2024 and 2023.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not involved in any material legal proceedings as of March 31, 2024. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2023, which are incorporated herein by reference and which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not believe that there have been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

On May 7, 2024, we entered into a consulting agreement (the “Consulting Agreement”) with Geoffrey O’Brien, effective April 2, 2024 (the “Effective Date”) in connection with his retirement from full-time employment in April 2024. In consideration for the services Mr. O’Brien will provide under the Consulting Agreement, Mr. O’Brien will be paid a market rate per hour for any services provided. Any outstanding options that were vested and exercisable as of the Effective Date will remain exercisable pursuant to their original terms while he continues to provide services to the Company under the Consulting Agreement. Any outstanding options that were not vested and exercisable as of the Effective Date were forfeited and cancelled as of the Effective Date. The Consulting Agreement also contains additional customary provisions regarding confidentiality and invention assignment among other matters.

The foregoing description of the Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to the Consulting Agreement, a copy of which will be filed as an exhibit to our Quarterly Report on Form 10-Q for the period ending June 30, 2024.

Securities Trading Plans of Directors and Executive Officers

During the quarter ended March 31, 2024, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012 (File No. 001-33185)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2019 (File No. 001-33185)).

31.1(1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2(1)*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS(1)	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH(1)	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104(1)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

MEDICINOVA, INC.

Date: May 9, 2024	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D.
President and Chief Executive Officer
(on behalf of the registrant and
as the registrant’s Principal Executive Officer)

	By:	/s/ JASON KRUGER
Jason Kruger
Chief Financial Officer
(on behalf of the registrant and
as the registrant’s Principal Financial Officer)