Form 10-Q
period 2024-06-30
MEDICINOVA INC
filed 2024-08-08
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

As of August 5, 2024, the registrant had 49,046,246 shares of Common Stock ($0.001 par value) outstanding.

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

MEDICINOVA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$44,337,824	$50,999,442
Prepaid expenses and other current assets	1,167,763	174,938
Total current assets	45,505,587	51,174,380
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Property and equipment, net	35,813	45,800
Right-of-use asset	443,172	575,406
Other non-current assets	18,996	74,151
Total assets	$60,403,808	$66,269,977
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$667,695	$1,003,937
Accrued liabilities and other current liabilities	1,636,637	2,059,238
Operating lease liability	190,047	215,926
Total current liabilities	2,494,379	3,279,101
Deferred tax liability	201,792	201,792
Other non-current liabilities	302,483	410,660
Total liabilities	2,998,654	3,891,553
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2024 and December 31, 2023; 49,046,246 and 49,046,246 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	49,046	49,046
Additional paid-in capital	478,572,046	478,149,161
Accumulated other comprehensive loss	(131,527)	(118,090)
Accumulated deficit	(421,084,411)	(415,701,693)
Total stockholders’ equity	57,405,154	62,378,424
Total liabilities and stockholders' equity	$60,403,808	$66,269,977

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating expenses:
Research, development and patents	$1,646,049	$1,735,735	$3,427,918	$3,212,411
General and administrative	1,400,447	1,564,295	2,754,571	3,050,862
Total operating expenses	3,046,496	3,300,030	6,182,489	6,263,273
Operating loss	(3,046,496)	(3,300,030)	(6,182,489)	(6,263,273)
Interest income	435,351	451,420	832,861	960,466
Other expense	(17,055)	(23,210)	(33,090)	(486,517)
Net loss	$(2,628,200)	$(2,871,820)	$(5,382,718)	$(5,789,324)
Basic and diluted net loss per common share	$(0.05)	$(0.06)	$(0.11)	$(0.12)
Shares used to compute basic and diluted net loss per common share	49,046,246	49,046,246	49,046,246	49,046,246
Net loss	$(2,628,200)	$(2,871,820)	(5,382,718)	(5,789,324)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(4,545)	(4,213)	(13,437)	(5,755)
Comprehensive loss	$(2,632,745)	$(2,876,033)	$(5,396,155)	$(5,795,079)

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30, 2024
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2023	49,046,246	$49,046	$478,149,161	$(118,090)	$(415,701,693)	$62,378,424
Share-based compensation	—	—	215,430	—	—	215,430
Net loss	—	—	—	—	(2,754,518)	(2,754,518)
Foreign currency translation adjustments	—	—	—	(8,892)	—	(8,892)
Balance at March 31, 2024	49,046,246	49,046	478,364,591	(126,982)	(418,456,211)	59,830,444
Share-based compensation	—	—	207,455	—	—	207,455
Net loss	—	—	—	—	(2,628,200)	(2,628,200)
Foreign currency translation adjustments	—	—	—	(4,545)	—	(4,545)
Balance at June 30, 2024	49,046,246	$49,046	$478,572,046	$(131,527)	$(421,084,411)	$57,405,154

	Six Months Ended June 30, 2023
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2022	49,046,246	$49,046	$477,438,451	$(115,285)	$(407,130,177)	$70,242,035
Share-based compensation	—	—	403,263	—	—	403,263
Net loss	—	—	—	—	(2,917,504)	(2,917,504)
Foreign currency translation adjustments	—	—	—	(1,542)	—	(1,542)
Balance at March 31, 2023	49,046,246	49,046	477,841,714	(116,827)	(410,047,681)	67,726,252
Share-based compensation	—	—	325,710	—	—	325,710
Net loss	—	—	—	—	(2,871,820)	(2,871,820)
Foreign currency translation adjustments	—	—	—	(4,213)	—	(4,213)
Balance at June 30, 2023	$49,046,246	$49,046	$478,167,424	$(121,040)	$(412,919,501)	$65,175,929

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
	2024	2023
Operating activities:
Net loss	$(5,382,718)	$(5,789,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	422,885	728,973
Depreciation and amortization	10,720	9,100
Loss on disposal of investments	—	102,513
Loss on disposal of fixed assets	—	—
Change in carrying amount of right-of-use asset	85,595	98,643
Changes in assets and liabilities:
Prepaid expenses and other assets	(947,502)	(182,896)
Accounts payable, accrued liabilities and other liabilities	(780,838)	(428,876)
Operating lease liabilities	(87,320)	(98,562)
Net cash used in operating activities	(6,679,178)	(5,560,429)
Investing activities:
Proceeds from disposal of investments	—	39,929,015
Acquisitions of property and equipment	(891)	(18,577)
Net cash (used in)/provided by investing activities	(891)	39,910,438
Effect of exchange rate changes on cash and cash equivalents	18,451	20,769
Net change in cash and cash equivalents	(6,661,618)	34,370,778
Cash and cash equivalents, beginning of period	50,999,442	18,505,493
Cash and cash equivalents, end of period	$44,337,824	$52,876,271
Supplemental disclosure of non-cash investing activities:
Right-of-use asset obtained in exchange for operating lease liability	42,281	139,001

Change in carrying amount of right-of-use asset due to termination of lease	$79,229	$—

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

Principles of Consolidation

The consolidated financial statements include the accounts of MediciNova, Inc. and its wholly owned subsidiaries, MediciNova Japan, Inc., MediciNova (Europe) Limited, MediciNova Europe GmbH, MediciNova Canada, Inc. and Avigen Inc. The financial statements of the Company’s foreign subsidiaries are measured using their local currency as the functional currency. The resulting translation adjustments are recorded as a component of other comprehensive income or loss. Intercompany transaction gains or losses at each period end are included as translation adjustments and recorded within other comprehensive income or loss. All intercompany transactions and balances are eliminated in consolidation.

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

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $1.5 million and $1.6 million for the three months ended June 30, 2024 and 2023, respectively, and $3.2 million and $3.0 million for the six months ended June 30, 2024 and 2023, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents in Research, Development and Patents expenses. Such patent-related expenses totaled $0.1 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively.

For transactions with a government where the Company receives government assistance in performing research and development activities and the accounting for a transaction is not specified within the scope of authoritative GAAP, the Company follows Accounting Standards Codification (ASC) 832, Government Assistance (Topic 832), applying a grant or contribution model by analogy to Subtopic 958-605, Not-for-Profit Entities-Revenue Recognition.

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

Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (ASU 2020-06). ASU 2020-06 simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded features that could be recognized separately from the host contract. Consequently, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. ASU 2020-06 also requires use of the if-converted method in the diluted earnings per share calculation for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years for smaller reporting companies, with early adoption permitted. The new standard was effective for the Company on January 1, 2024. There was no impact on the consolidated financial statements upon adoption of this standard on January 1, 2024.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 improves the disclosures about a public entity’s reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment’s expenses. Specifically, it requires that a public entity: 1) disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, 2) disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss, 3) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, and 4) disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU also requires a public entity that has a single reportable segment to provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. Further, the ASU clarifies that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures. However, at least one of the reported segment profit or loss measures should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements. The amendments are effective for all public entities that are required to report segment information for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented. The Company is currently evaluating the potential impact that this standard will have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures. Specifically, it requires that a public business entity: 1) disclose, on an annual basis, an income tax rate reconciliation in a tabular form, disclosing specific categories and providing additional information for reconciling items that meet a quantitative threshold, 2) disclose on an annual basis the following information about income taxes paid: i) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, ii) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received), 3) all entities are required to disclose: i) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and ii) income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024. For all other entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this ASU should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the potential impact that this standard will have on its consolidated financial statements and related disclosures.

2. Revenue Recognition

Revenue Recognition Policy

Revenues historically have consisted mainly of research and development services performed under a contract with a customer. The Company evaluates the separate performance obligation(s) under each contract, allocates the transaction price to each performance obligation considering the estimated stand-alone selling prices of the services and recognizes revenue upon the satisfaction of such obligations at a point in time or over time dependent on the satisfaction of one of the following criteria: 1) the customer simultaneously receives and consumes the economic benefits provided by the vendor’s performance; 2) the vendor creates or enhances an asset controlled by the customer; 3) the vendor’s performance does not create an asset for which the vendor has an alternative use; and 4) the vendor has an enforceable right to payment for performance completed to date.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs are quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active near the measurement date; and

Level 3:	Unobservable inputs due to little or no market data, which require the reporting entity to develop its own assumptions.

The carrying amount and approximate fair value of financial instruments as of June 30, 2024 and December 31, 2023, were as follows:

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Cash and cash equivalents:
Mutual funds	$20,980,327	$20,980,327	$782,382	$782,382	Level 1

4. Commitments and Contingencies

Lease Commitments

The Company has operating leases primarily for real estate in the United States and Japan. The United States lease is for the Company’s headquarters in San Diego and has a term of five years ending January 31, 2027, with annual escalations. In April 2024, the Company provided notice to terminate its previous lease agreement for its Tokyo office, effective October 2024, and in May 2024, the Company entered into a new lease agreement, effective June 2024, for a different office space for its Tokyo location. The new lease has an initial lease term of 12 months ending May 2025 with an option to extend for an additional two months, after which there will be automatic two-month renewals until the lease is terminated. In measuring the lease liability, the Company determined that it was reasonably certain that it would exercise one renewal option. Accordingly, the Company used a lease term of 14 months in measuring the lease liability. The Company measured the lease liability based on the present value of the future lease payments, including the one extension option that is reasonably certain to exercise, discounted using the estimated incremental borrowing rate of 6.95%, which is the interest rate that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments at initial commencement. The real estate operating leases are included in "Right-of-use asset” on the Company's balance sheets and represents the Company’s right to use the underlying assets for the lease term. The Company’s obligation to make lease payments are included in "Operating lease liability" and "Other non-current liabilities" on the Company's balance sheets.

Information related to the Company’s right-of-use assets and related lease liabilities are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Cash paid for operating lease liabilities	$64,239	$64,024	$128,833	$127,391
Operating lease costs	62,122	64,011	125,301	128,022

	June 30,	December 31,
	2024	2023
Current operating lease liabilities	$190,047	$215,926
Non-current operating lease liabilities	302,483	410,660
Total operating lease liabilities	$492,530	$626,586

Weighted-average remaining lease term (in years)	2.47	2.81
Weighted-average discount rate	9.6%	9.3%

Maturities of operating lease liabilities as of June 30, 2024 were as follows:
2024 (remaining six months)	$109,879
2025	223,396
2026	206,483
2027	17,269
2028	—
Thereafter	—
Total minimum payments	557,027
Less imputed interest	(64,497)
Total lease liabilities	$492,530

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

No milestone payments have been made under these agreements during the six months ended June 30, 2024 and 2023. For products currently in development, future potential milestone payments based on product development of MN-166 (ibudilast) and MN-001 (tipelukast) are $10 million as of June 30, 2024. For all other products, future potential milestone payments related to development milestones and commercialization milestones totaled $16.5 million as of June 30, 2024. There are no minimum royalties required under any of the license agreements. The Company is unable to estimate with certainty the timing on when these milestone payments will occur as these payments are dependent upon the progress of the Company’s product development programs.

Legal Proceedings

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any such proceedings or claims that it believes will have, individually or in aggregate, a material adverse effect on its business, financial condition or results of operations.

5. Stock-based Compensation

Stock Incentive Plans

In June 2013, the Company adopted the 2013 Equity Incentive Plan (2013 Plan) under which the Company granted equity-based awards, including stock options, stock appreciation rights, restricted stock, and restricted stock units to individuals who were then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. A total of 8,700,000 shares of common stock were reserved for issuance under the 2013 Plan. In addition, “returning shares” that may become available from time to time were added back to the 2013 Plan. “Returning shares” included shares that were subject to outstanding awards granted under the Company's prior 2004 Equity Incentive Plan that expired or terminated prior to exercise or settlement, were forfeited because of the failure to vest, were repurchased, or were withheld to satisfy tax withholding or purchase price obligations in connection with such awards. Although the Company no longer grants equity awards under the 2013 Plan, all outstanding stock awards granted under the 2013 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2013 Plan.

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

As of June 30, 2024, 1,502,923 shares remain available for future grants under the 2023 Plan.

Certain of the employee stock options granted contain performance conditions, the vesting of which is based on a determination made by the compensation committee followed by an approval of the board of directors as to the achievement of certain corporate objectives at the end of the performance period. The grant date of such awards is the date on which the board of directors makes its determination. For periods preceding the grant date, the expense related to these awards is measured based on their fair value at each reporting date. The estimated fair value of the performance awards granted and the resulting expense is based upon a certain level of achievement of the corporate objectives and other assumptions in determining fair value. The amount of expense ultimately recognized upon the grant date at completion of the performance period could change from the estimate as a result of various factors, including the level of achievement of the corporate objectives, changes in the assumptions used in the Black-Scholes model in determining fair value or fluctuations in the Company’s stock price during the performance period. As of June 30, 2024, there were a total of 1,100,000 shares underlying performance options that were subject to vesting based on achievement of corporate objectives for 2024.

Stock Options

Options granted under the 2023 Plan and the 2013 Plan have terms of ten years from the date of grant unless earlier terminated and generally vest over a one or four year period. The exercise price of all options granted through June 30, 2024 and 2023, was equal to the fair market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of June 30, 2024 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	7,781,749	$5.52
Granted	1,100,000	1.51
Exercised	—	—
Cancelled	(450,105)	2.15
Outstanding at June 30, 2024	8,431,644	$5.13
Exercisable at June 30, 2024	7,536,644	$5.61

Compensation Expense

Stock-based compensation expense for stock option awards are reflected in total operating expenses for each respective period.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2024 and 2023, respectively:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Research, development and patents	$78,549	$120,037	$160,218	$261,155
General and administrative	128,906	205,673	262,667	467,818
Total stock-based compensation expense	$207,455	$325,710	$422,885	$728,973

The Company uses the Black-Scholes valuation model for determining the estimated fair value for stock-based awards granted to employees and considers management’s current expectations of the achievement of the performance objectives for the year. The following table provides the assumptions used in the Black-Scholes valuation model used to estimate the fair value of options granted during the six months ended June 30, 2024 and 2023, and to estimate the fair value of performance-based stock options as of June 30, 2024 and 2023.

	Six months ended June 30,
	2024	2023
Stock Options
Risk-free interest rate	4.21 - 4.41%	3.59 - 4.13%
Expected volatility of common stock	72.60 - 74.05%	75.81 - 77.96%
Dividend yield	0.00%	0.00%
Expected term (in years)	5.30 - 5.77	5.13 - 5.38

As of June 30, 2024, there was $0.4 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.63 years, on a straight-line basis. Such compensation cost will ultimately be adjusted based upon actual performance compared to the corporate objectives as described above.

The weighted-average fair value of each stock option granted during the six months ended June 30, 2024 and 2023, estimated as of the grant date using the Black-Scholes option valuation model, was $0.99 and $1.60 per option, respectively.

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

No shares of common stock were sold under the ATM Agreement in the six months ended June 30, 2024 and 2023, respectively.

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

Potentially dilutive outstanding stock options excluded from diluted net loss per common share due to their anti-dilutive effect totaled 8,431,644 shares for the three and six months ended June 30, 2024 and 8,286,416 shares for the three and six months ended June 30, 2023.

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

We have incurred significant net losses since our inception. As of June 30, 2024, from inception, our accumulated deficit was $421.1 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

Further, certain global COVID-19 pandemic and government responses to the pandemic resulted in, and may continue to result in, downward pressure, extreme volatility, and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity, access to capital markets, and our ability to operate in accordance with our operating plan, or at all.

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

The following table summarizes our research, development and patents expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
External development expense:
MN-221	$2	$2	$5	$12
MN-166	947	872	2,011	1,694
MN-001	128	221	222	284
MN-029	1	1	2	2
Total external development expense	1,078	1,096	2,240	1,992
R&D personnel expense	416	451	847	926
R&D facility and depreciation expense	16	16	32	26
Patent expenses	107	97	247	170
Other R&D expense	29	75	62	98
Total research, development and patent expense	$1,646	$1,735	$3,428	$3,212

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting estimates, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” contained in our Annual Report on Form 10-K, for the year ended December 31, 2023. There have not been any material changes to the critical accounting policies discussed therein during the six months ended June 30, 2024.

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

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

Research, Development and Patents Expenses

Research, development and patents expenses were $1.6 million and $1.7 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $0.1 million was primarily driven by a decrease in performance-based stock option expense and product liability insurance.

General and Administrative Expenses

General and administrative expenses were $1.4 million and $1.6 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $0.2 million was primarily driven by decreases in performance-based stock option expense and payroll costs from a reduction in headcount, partially offset by an increase in accounting expenses.

Interest Income

Interest income was $0.4 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $0.1 million was primarily driven by lower interest rates on available cash in 2024 compared to cash and bank certificates of deposit in 2023. Interest income consists of interest earned on our cash and cash equivalents and investments.

Comparison of the six months ended June 30, 2024 and 2023

Research, Development and Patents Expenses

Research, development and patents expenses were $3.4 million and $3.2 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $0.2 million was primarily due to an increase in MN-166 manufacturing costs, partially offset by a decrease in performance-based stock option expense.

General and Administrative Expenses

General and administrative expenses were $2.8 million and $3.1 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $0.3 million was primarily driven by a decrease in performance-based stock option expense partially offset by an increase in accounting expenses.

Interest Income

Interest income was $0.8 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $0.2 million was primarily driven by lower interest rates on available cash in 2024 compared to cash and bank certificates of deposit in 2023. Interest income consists of interest earned on our cash and cash equivalents and investments.

Liquidity and Capital Resources

Net cash used in operating activities during the six months ended June 30, 2024 was $6.7 million compared to $5.6 million during the same period in 2023. The $1.1 million change is primarily related to the increase in prepaid expenses, other assets, accounts payable and accrued liabilities for those periods.

Net cash provided by investing activities during the six months ended June 30, 2024 was $0.0 million compared to $39.9 million provided by during the same period in 2023 related to the disposal of certificates of deposit of $39.9 million during the six months ended June 30, 2023.

As of June 30, 2024, we had available cash and cash equivalents of $44.3 million and working capital of $43.0 million. As of the date of this report, we believe we have working capital sufficient to fund operations at least through the end of 2025. However, we cannot provide assurance that these capital resources will be sufficient to conduct all our research and development programs as planned.

Equity Financing

In August 2019, we entered into an at the market issuance sales agreement, which was amended on August 26, 2022 (as amended, the ATM Agreement) with B. Riley FBR, Inc. (B. Riley FBR) pursuant to which we may sell common stock through B. Riley FBR from time to time up to an aggregate offering price of $75.0 million. Sales of our common stock through B. Riley FBR, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on Nasdaq, on any other existing trading market for the common stock or through a market maker. B. Riley FBR may also sell the common stock in privately negotiated transactions, subject to our prior approval. We agreed to pay B. Riley FBR an aggregate commission rate of up to 3.5% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock will depend on the number of shares of common stock sold to B. Riley FBR and the per share purchase price of each transaction.

No shares of common stock were sold under the ATM Agreement in the three and six months ended June 30, 2024 and 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended (the Exchange Act), is (1) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not involved in any material legal proceedings as of June 30, 2024. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

Securities Trading Plans of Directors and Executive Officers

During the quarter ended June 30, 2024, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012 (File No. 001-33185)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2019 (File No. 001-33185)).

10.1(1)+	Consulting Agreement, dated April 2, 2024, by and between the Registrant and Geoffrey O'Brien

31.1(1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2(1)*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS(1)	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH(1)	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104(1)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)
Filed Herewith

+ Indicates management contract or compensatory plan

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

MEDICINOVA, INC.

Date: August 8, 2024	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D.
President and Chief Executive Officer
(on behalf of the registrant and
as the registrant’s Principal Executive Officer)

	By:	/s/ JASON KRUGER
Jason Kruger
Chief Financial Officer
(on behalf of the registrant and
as the registrant’s Principal Financial Officer)