Form 10-Q
period 2024-09-30
MEDICINOVA INC
filed 2024-11-13
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

As of November 13, 2024, the registrant had 49,046,246 shares of Common Stock ($0.001 par value) outstanding.

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

MEDICINOVA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$42,280,618	$50,999,442
Prepaid expenses and other current assets	984,860	174,938
Total current assets	43,265,478	51,174,380
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Property and equipment, net	30,813	45,800
Right-of-use asset	403,894	575,406
Other non-current assets	18,996	74,151
Total assets	$58,119,421	$66,269,977
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$708,203	$1,003,937
Accrued liabilities and other current liabilities	1,686,739	2,059,238
Operating lease liability	201,976	215,926
Total current liabilities	2,596,918	3,279,101
Deferred tax liability	201,792	201,792
Other non-current liabilities	255,150	410,660
Total liabilities	3,053,860	3,891,553
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2024 and December 31, 2023; 49,046,246 and 49,046,246 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	49,046	49,046
Additional paid-in capital	479,076,908	478,149,161
Accumulated other comprehensive loss	(123,803)	(118,090)
Accumulated deficit	(423,936,590)	(415,701,693)
Total stockholders’ equity	55,065,561	62,378,424
Total liabilities and stockholders' equity	$58,119,421	$66,269,977

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues	$—	$1,000,000	$—	$1,000,000
Operating expenses:
Research, development and patents	1,859,400	794,706	5,287,318	4,007,117
General and administrative	1,449,728	1,352,182	4,204,299	4,403,044
Total operating expenses	3,309,128	2,146,888	9,491,617	8,410,161
Operating loss	(3,309,128)	(1,146,888)	(9,491,617)	(7,410,161)
Interest income	447,847	437,934	1,280,708	1,398,400
Other income (expense), net	9,102	(14,153)	(23,988)	(500,670)
Net loss	$(2,852,179)	$(723,107)	$(8,234,897)	$(6,512,431)
Basic and diluted net loss per common share	$(0.06)	$(0.01)	$(0.17)	$(0.13)
Shares used to compute basic and diluted net loss per common share	49,046,246	49,046,246	49,046,246	49,046,246
Net loss	$(2,852,179)	$(723,107)	$(8,234,897)	$(6,512,431)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	7,724	(2,712)	(5,713)	(8,467)
Comprehensive loss	$(2,844,455)	$(725,819)	$(8,240,610)	$(6,520,898)

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2024
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2023	49,046,246	$49,046	$478,149,161	$(118,090)	$(415,701,693)	$62,378,424
Share-based compensation	—	—	215,430	—	—	215,430
Net loss	—	—	—	—	(2,754,518)	(2,754,518)
Foreign currency translation adjustments	—	—	—	(8,892)	—	(8,892)
Balance at March 31, 2024	49,046,246	49,046	478,364,591	(126,982)	(418,456,211)	59,830,444
Share-based compensation	—	—	207,455	—	—	207,455
Net loss	—	—	—	—	(2,628,200)	(2,628,200)
Foreign currency translation adjustments	—	—	—	(4,545)	—	(4,545)
Balance at June 30, 2024	49,046,246	49,046	478,572,046	(131,527)	(421,084,411)	57,405,154
Share-based compensation	—	—	504,862	—	—	504,862
Net loss	—	—	—	—	(2,852,179)	(2,852,179)
Foreign currency translation adjustments	—	—	—	7,724	—	7,724
Balance at September 30, 2024	49,046,246	$49,046	$479,076,908	$(123,803)	$(423,936,590)	$55,065,561

	Nine Months Ended September 30, 2023
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2022	49,046,246	$49,046	$477,438,451	$(115,285)	$(407,130,177)	$70,242,035
Share-based compensation	—	—	403,263	—	—	403,263
Net loss	—	—	—	—	(2,917,504)	(2,917,504)
Foreign currency translation adjustments	—	—	—	(1,542)	—	(1,542)
Balance at March 31, 2023	49,046,246	49,046	477,841,714	(116,827)	(410,047,681)	67,726,252
Share-based compensation	—	—	325,710	—	—	325,710
Net loss	—	—	—	—	(2,871,820)	(2,871,820)
Foreign currency translation adjustments	—	—	—	(4,213)	—	(4,213)
Balance at June 30, 2023	49,046,246	49,046	478,167,424	(121,040)	(412,919,501)	65,175,929
Share-based compensation	—	—	219,142	—	—	219,142
Net loss	—	—	—	—	(723,107)	(723,107)
Foreign currency translation adjustments	—	—	—	(2,712)	—	(2,712)
Balance at September 30, 2023	49,046,246	$49,046	$478,386,566	$(123,752)	$(413,642,608)	$64,669,252

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2024	2023
Operating activities:
Net loss	$(8,234,897)	$(6,512,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	927,747	948,115
Depreciation and amortization	15,900	14,803
Loss on disposal of investments	—	102,513
(Gain) loss on disposal of property and equipment	(199)	371
Change in carrying amount of right-of-use asset	129,179	146,205
Changes in assets and liabilities:
Accounts receivable	—	(1,000,000)
Prepaid expenses and other assets	(755,820)	(27,478)
Accounts payable, accrued liabilities and other liabilities	(665,592)	(457,675)
Operating lease liability	(127,550)	(146,401)
Net cash used in operating activities	(8,711,232)	(6,931,978)
Investing activities:
Proceeds from disposal of investments	—	39,929,015
Proceeds from sale of property and equipment	199	—
Acquisitions of property and equipment	(897)	(21,321)
Net cash (used in) provided by investing activities	(698)	39,907,694
Effect of exchange rate changes on cash and cash equivalents	(6,894)	26,152
Net change in cash and cash equivalents	(8,718,824)	33,001,868
Cash and cash equivalents, beginning of period	50,999,442	18,505,493
Cash and cash equivalents, end of period	$42,280,618	$51,507,361
Supplemental disclosure of non-cash investing activities:
Right-of-use asset obtained in exchange for operating lease liability	$42,281	$139,001

Change in carrying amount of right-of-use asset due to termination of lease	$79,229	$—

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

Investments

Investments purchased with an original maturity of greater than three months are classified as investments. Investments are classified as current or non-current based on the nature of the securities as well as their stated maturities.

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $1.8 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively, and $5.0 million and $3.7 million for the nine months ended September 30, 2024 and 2023, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents in Research, Development and Patents expenses. Such patent-related expenses totaled $0.1 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and $0.3 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs are quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active near the measurement date; and

Level 3:	Unobservable inputs due to little or no market data, which require the reporting entity to develop its own assumptions.

The carrying amount and approximate fair value of financial instruments as of September 30, 2024 and December 31, 2023, were as follows:

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Cash and cash equivalents:
Mutual funds	$21,253,475	$21,253,475	$782,382	$782,382	Level 1

4. Commitments and Contingencies

Lease Commitments

The Company has operating leases primarily for real estate in the United States and Japan. The United States lease is for the Company’s headquarters in San Diego and has a term of five years ending January 31, 2027, with annual escalations. In April 2024, the Company provided notice to terminate its previous lease agreement for its Tokyo office, effective October 2024, and in May 2024, the Company entered into a new lease agreement, effective June 2024, for a different office space for its Tokyo location. The new lease has an initial lease term of 12 months ending May 2025 with an option to extend for an additional two months, after which there will be automatic two-month renewals until the lease is terminated. In measuring the lease liability, the Company determined that it was reasonably certain that it would exercise one renewal option. Accordingly, the Company used a lease term of 14 months in measuring the lease liability. The Company measured the lease liability based on the present value of the future lease payments, including the one extension option that is reasonably certain to exercise, discounted using the estimated incremental borrowing rate of 6.95%, which is the interest rate that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments at initial commencement. The real estate operating leases are included in “Right-of-use asset” on the Company's balance sheets and represents the Company’s right to use the underlying assets for the lease term. The Company’s obligation to make lease payments are included in "Operating lease liability" and "Other non-current liabilities" on the Company's balance sheets.

Information related to the Company’s right-of-use assets and related lease liabilities are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Cash paid for operating lease liabilities	$70,720	$64,024	$204,177	$189,622
Operating lease costs	74,378	64,011	206,228	190,240

	September 30,	December 31,
	2024	2023
Current operating lease liabilities	$201,976	$215,926
Non-current operating lease liabilities	255,150	410,660
Total operating lease liabilities	$457,126	$626,586

Weighted-average remaining lease term (in years)	2.20	2.81
Weighted-average discount rate	9.6%	9.3%

Maturities of operating lease liabilities as of September 30, 2024 were as follows:
2024 (remaining three months)	$59,923
2025	226,646
2026	206,483
2027	17,269
2028	—
Thereafter	—
Total minimum payments	510,321
Less imputed interest	(53,195)
Total lease liabilities	$457,126

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

No milestone payments have been made under these agreements during the nine months ended September 30, 2024 and 2023. For products currently in development, future potential milestone payments based on product development of MN-166 (ibudilast) and MN-001 (tipelukast) are $10 million as of September 30, 2024. For all other products, future potential milestone payments related to development milestones and commercialization milestones totaled $16.5 million as of September 30, 2024. There are no minimum royalties required under any of the license agreements. The Company is unable to estimate with certainty the timing on when these milestone payments will occur as these payments are dependent upon the progress of the Company’s product development programs.

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

As of September 30, 2024, 1,574,723 shares remain available for future grants under the 2023 Plan.

Certain of the employee stock options granted contain performance conditions, the vesting of which is based on a determination made by the compensation committee followed by an approval of the board of directors as to the achievement of certain corporate objectives at the end of the performance period. The grant date of such awards is the date on which the board of directors makes its determination. For periods preceding the grant date, the expense related to these awards is measured based on their fair value at each reporting date. The estimated fair value of the performance awards granted and the resulting expense is based upon a certain level of achievement of the corporate objectives and other assumptions in determining fair value. The amount of expense ultimately recognized upon the grant date at completion of the performance period could change from the estimate as a result of various factors, including the level of achievement of the corporate objectives, changes in the assumptions used in the Black-Scholes model in determining fair value or fluctuations in the Company’s stock price during the performance period. As of September 30, 2024, there were a total of 809,000 shares underlying performance options that were subject to vesting based on achievement of corporate objectives for 2024.

Stock Options

Options granted under the 2023 Plan and the 2013 Plan have terms of ten years from the date of grant unless earlier terminated and generally vest over a one or four year period. The exercise price of all options granted through September 30, 2024 and 2023, was equal to the fair market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of September 30, 2024 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	7,781,749	$5.52
Granted	1,100,000	1.51
Exercised	—	—
Cancelled	(521,905)	2.51
Outstanding at September 30, 2024	8,359,844	$5.18
Exercisable at September 30, 2024	7,482,344	$5.61

Compensation Expense

Stock-based compensation expense for stock option awards are reflected in total operating expenses for each respective period. The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Research, development and patents	$215,741	$75,502	$375,959	$336,657
General and administrative	289,121	143,640	551,788	611,458
Total stock-based compensation expense	$504,862	$219,142	$927,747	$948,115

The Company uses the Black-Scholes valuation model for determining the estimated fair value for stock-based awards granted to employees and considers management’s current expectations of the achievement of the performance objectives for the year. The following table provides the assumptions used in the Black-Scholes valuation model used to estimate the fair value of options granted during the nine months ended September 30, 2024 and 2023, and to estimate the fair value of performance-based stock options as of September 30, 2024 and 2023.

	Nine Months Ended September 30, 2024
	2024	2023
Stock Options
Risk-free interest rate	4.21 - 4.41%	3.59 - 4.60%
Expected volatility of common stock	72.83 - 74.05%	75.17 - 77.96%
Dividend yield	0.00%	0.00%
Expected term (in years)	5.30 - 5.77	4.88 - 5.38

As of September 30, 2024, there was $0.4 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.36 years, on a straight-line basis. Such compensation cost will ultimately be adjusted based upon actual performance compared to the corporate objectives as described above.

The weighted-average fair value of each stock option granted during the nine months ended September 30, 2024 and 2023, estimated as of the grant date using the Black-Scholes option valuation model, was $0.99 and $1.60 per option, respectively.

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

No shares of common stock were sold under the ATM Agreement in the nine months ended September 30, 2024 and 2023, respectively.

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

Potentially dilutive outstanding stock options excluded from diluted net loss per common share due to their anti-dilutive effect totaled 8,359,844 shares for the three and nine months ended September 30, 2024 and 8,304,749 shares for the three and nine months ended September 30, 2023.

8. Subsequent Events

On November 11, 2024, the Company was notified by Sanofi that the Sanofi/Novartis litigation (as defined below) was settled. As a result of the settlement, if Genzyme Corporation (“Genzyme”) recovers any monetary damages, by way of settlement or otherwise, as a result of the litigation, then the Company is entitled to receive a portion of such monetary damages from Genzyme, pursuant to the terms of that certain assignment agreement between the Company (as successor in interest to Avigen, Inc.), and Genzyme dated December 19, 2005 (the “Genzyme Assignment Agreement”). The amount of monetary damages the Company expects to receive cannot be reasonably estimated.

On March 30, 2022, the Company was notified that Genzyme, a subsidiary of Sanofi, filed its First Amended Complaint, which included a claim for infringement of U.S. Patent No. 9,051,542, on February 23, 2022 in a lawsuit previously filed against Novartis Gene Therapies, Inc., Novartis Pharmaceutical Corporation, and Novartis AG in the U.S. District Court for the District of Delaware (collectively, the “Sanofi/Novartis litigation”). This patent, among others was included in the Genzyme Assignment Agreement. In the litigation, the plaintiffs alleged that Novartis infringed certain U.S. patents through the unauthorized manufacture, use, and sale of recombinant adenoassociated virus vectors for their gene therapy drug Zolgensma.

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

We have incurred significant net losses since our inception. As of September 30, 2024, from inception, our accumulated deficit was $423.9 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

The following table summarizes our research, development and patents expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
External development expense:
MN-221	$2	$2	$6	$14
MN-166	1,098	66	3,110	1,760
MN-001	145	143	367	427
MN-029	1	1	3	3
Total external development expense	1,246	212	3,486	2,204
R&D personnel expense	456	412	1,304	1,338
R&D facility and depreciation expense	16	16	48	42
Patent expenses	90	93	337	263
Other R&D expense	51	62	112	160
Total research, development and patent expense	$1,859	$795	$5,287	$4,007

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting estimates, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” contained in our Annual Report on Form 10-K, for the year ended December 31, 2023. There have not been any material changes to the critical accounting policies discussed therein during the nine months ended September 30, 2024.

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

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

Revenues

Revenues were $0.0 million and $1.0 million for the three months ended September 30, 2024 and 2023, respectively. The decrease of $1.0 million was due to the receipt of a milestone payment under the Genzyme Agreement in September 2023.

Research, Development and Patents Expenses

Research, development and patents expenses were $1.9 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $1.1 million was primarily driven by an increase in ALS related expenses and new drug safety tests for MN-166 and MRC-001, respectively. Additionally, during the three months ended September 30, 2023, we received a $0.7 million payment from BARDA to partially reimburse us for pre-clinical study costs, which was recorded as an offset to MN-166 research and development expense.

General and Administrative Expenses

General and administrative expenses were $1.5 million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $0.1 million was primarily driven by increases in performance-based stock option expense and increases in professional fees, partially offset by a reduction in headcount.

Interest Income

Interest income was $0.4 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively. Interest income consists of interest earned on our cash and cash equivalents and investments.

Comparison of the nine months ended September 30, 2024 and 2023

Revenues

Revenues were $0.0 million and $1.0 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease of $1.0 million was due to the receipt of a milestone payment under the Genzyme Agreement in September 2023.

Research, Development and Patents Expenses

Research, development and patents expenses were $5.3 million and $4.0 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $1.3 million was primarily due to an increase in MN-166 manufacturing costs. Additionally, during the nine months ended September 30, 2023, we received a $0.7 million payment from BARDA to partially reimburse us for pre-clinical study costs, which was recorded as an offset to MN-166 research and development expense.

General and Administrative Expenses

General and administrative expenses were $4.2 million and $4.4 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease of $0.2 million was primarily driven by a decrease in performance-based stock option expense partially offset by an increase in professional fees.

Interest Income

Interest income was $1.3 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease of $0.1 million was primarily driven by lower interest rates on available cash in 2024 compared to cash and bank certificates of deposit in 2023. Interest income consists of interest earned on our cash and cash equivalents and investments.

Liquidity and Capital Resources

Net cash used in operating activities during the nine months ended September 30, 2024 was $8.7 million compared to $6.9 million during the same period in 2023. The $1.8 million change is primarily related to the increase in prepaid expenses and other assets for those periods, combined with a larger net loss primarily due to no revenues during the nine months ended September 30, 2024.

Net cash provided by investing activities during the nine months ended September 30, 2024 was $0.0 million compared to $39.9 million provided by during the same period in 2023 related to the disposal of certificates of deposit of $39.9 million during the nine months ended September 30, 2023.

As of September 30, 2024, we had available cash and cash equivalents of $42.3 million and working capital of $40.7 million. As of the date of this report, we believe we have working capital sufficient to fund operations at least through the end of 2025. However, we cannot provide assurance that these capital resources will be sufficient to conduct all our research and development programs as planned.

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

No shares of common stock were sold under the ATM Agreement in the three and nine months ended September 30, 2024 and 2023.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not involved in any material legal proceedings as of September 30, 2024. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

During the quarter ended September 30, 2024, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

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

MEDICINOVA, INC.

Date: November 13, 2024	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D.
President and Chief Executive Officer
(on behalf of the registrant and
as the registrant’s Principal Executive Officer)

	By:	/s/ JASON KRUGER
Jason Kruger
Chief Financial Officer
(on behalf of the registrant and
as the registrant’s Principal Financial Officer)