Form 10-K
period 2024-12-31
MEDICINOVA INC
filed 2025-02-19
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-33185

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $68,589,096 based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $1.44 per share on June 28, 2024. Shares of common stock held by each executive officer and director and each affiliated entity has been excluded from this calculation. This determination of affiliate status may not be conclusive for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 17, 2025 was 49,046,246.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

MEDICINOVA, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2024

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
•
Failure or delay in completing clinical trials or obtaining United States Food and Drug Administration (FDA) or foreign regulatory approval for our product candidates in a timely manner;
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
•
The impact of health epidemics on our business and operations;
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

•
our attempts to develop MN-001 (tipelukast) in NASH (as defined below) and NAFLD (as defined below) may detract from our efforts to develop other product candidates;
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
•
the impact of health epidemics or any other public health crisis on our business and operations;
•
our dependence on strategic collaborations with third parties to develop and commercialize product candidates;
•
our reliance on third parties to conduct our clinical trials;
•
our reliance on third party manufacturers to produce our product candidates;
•
our, or our third party manufacturer's ability to manufacture our product candidates in commercial quantities;
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
•
information technology systems failures, network disruptions, breaches in data security and computer crime and cyber-attacks; and
•
the complexity of operating our business and marketing our products internationally.

Risks Related to Our Intellectual Property:

•
our ability to compete depends on the adequate protection of our proprietary rights;
•
the potential disclosure of our trade secrets and other proprietary information; and
•
the costs and uncertainties of any dispute concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others, including trade secrets.

Risks Related to the Securities Markets and Investments in Our Common Stock:

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

Item 1. Business

Overview

We are a biopharmaceutical company focused on developing novel therapeutics for the treatment of serious diseases with unmet medical needs and a commercial focus on the United States (U.S.) market. Our current strategy is to focus our development activities on MN-166 (ibudilast) for neurological and other disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS), chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, substance dependence and addiction (e.g., methamphetamine dependence, opioid dependence, and alcohol dependence), prevention of acute respiratory distress syndrome (ARDS), and Long COVID, and MN-001 (tipelukast) for fibrotic and other metabolic disorders such as nonalcoholic fatty liver disease (NAFLD) and hypertriglycedemia.

Progressive Multiple Sclerosis:

We completed a Phase 2b clinical trial of MN-166 (ibudilast) for the treatment of relapsing MS, in which positive safety and neuroprotective efficacy indicators were observed. The data from this trial indicated that MN-166 (ibudilast) may have potential in the treatment of progressive MS.

We partnered with investigators on a Phase 2b clinical trial of MN-166 (ibudilast) in primary progressive and secondary progressive MS which was conducted by NeuroNEXT and funded by the National Institute of Health’s (NIH) National Institute of Neurological Diseases and Stroke (NINDS). This progressive MS trial, known as SPRINT-MS, completed randomization of 255 subjects in 2015, which exceeded the goal of 250 subjects that were planned for participation. In October 2017, we announced the presentation of positive top-line results from the SPRINT-MS Phase 2b clinical trial of MN-166 (ibudilast) in progressive MS. The trial achieved both primary endpoints of whole brain atrophy and safety and tolerability. MN-166 (ibudilast) demonstrated a statistically significant 48% reduction in the rate of progression of whole brain atrophy compared to placebo (p=0.04) as measured by magnetic resonance imaging (MRI) analysis using brain parenchymal fraction (BPF) and there was not an increased rate of serious adverse events in the MN-166 (ibudilast) group compared to the placebo group. In February 2018, we announced the presentation of positive clinical efficacy trends from this trial regarding the important secondary endpoint of confirmed disability progression. MN-166 (ibudilast) demonstrated a 26% reduction in the risk of confirmed disability progression compared to placebo (hazard ratio=0.74), as measured by Expanded Disability Status Scale (EDSS). Results of the SPRINT-MS Phase 2b clinical trial of MN-166 (ibudilast) in progressive MS were published in the New England Journal of Medicine in August 2018. In April 2019, we announced results from a subgroup analysis of the SPRINT-MS Phase 2b trial of MN-166 (ibudilast) in progressive MS which showed that the trends for reduction in the risk of confirmed disability progression were highest for the subgroup of subjects with secondary progressive MS without relapse, in which MN-166 (ibudilast) demonstrated a 46% risk reduction compared to placebo. Additional data from the completed SPRINT-MS Phase 2b trial of MN-166 (ibudilast) in progressive MS was presented in May 2019 at the American Academy of Neurology (AAN) 71st Annual Meeting in Philadelphia, Pennsylvania. In November 2020, we announced that positive Optical Coherence Tomography (OCT) results from the SPRINT-MS Phase 2b trial of MN-166 (ibudilast) in progressive MS were published in Multiple Sclerosis Journal. In July 2021, we received a Notice of Allowance from the U.S. Patent and Trademark Office (USPTO) for a new patent which covers MN-166 (ibudilast) for the treatment of an ophthalmic disease/disorder or injury associated with a neurodegenerative disease/disorder or a neuro-ophthalmologic disorder.

The FDA has granted Fast Track designation for the development of MN-166 (ibudilast) for the treatment of patients with progressive MS.

Amyotrophic Lateral Sclerosis:

We initiated a clinical trial of MN-166 (ibudilast) in amyotrophic lateral sclerosis (ALS) in the second half of 2014, and this trial was completed during the second half of 2017. In December 2017, we announced positive top-line results from this trial. The trial achieved the primary endpoint of safety and tolerability. In addition, there was a higher rate of responders on the Amyotrophic Lateral Sclerosis Functional Rating Scale-Revised (ALSFRS-R) total score, a measure of functional activity, in the MN-166 (ibudilast) group compared to the placebo group. In September 2018, we received feedback from the FDA regarding our clinical development plan for MN-166 (ibudilast) in ALS. In January 2019, we received a Notice of Allowance from the USPTO for a new patent which covers the combination of MN-166 (ibudilast) and riluzole for the treatment of ALS and other neurodegenerative diseases. In April 2019, we announced that the FDA completed its review of the protocol and determined that we may proceed with a Phase 2b/3 clinical trial of MN-166 (ibudilast) in ALS. In June 2019, we announced a kick-off meeting for the Phase 2b/3 clinical trial of MN-166 (ibudilast) in ALS. In December 2019, we announced that additional analyses of the completed clinical trial of MN-166 (ibudilast) in ALS was presented at the 30th

International Symposium on amyotrophic lateral sclerosis/motor neuron disease (ALS/MND) in Perth, Australia. In December 2021, we announced that a poster with an overview of our ongoing Phase 2b/3 clinical trial of MN-166 (ibudilast) in ALS was presented at the 32nd International Symposium on ALS/MND. In December 2024, a study update and interim analysis of phase 2/3 clinical data of MN-166 (ibudilast) in the COMBAT-ALS trial was presented at the 35th international symposium on ALS/MND at Montreal, Canada.

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

Investigators at Columbia University and the New York State Psychiatric Institute (NYSPI) previously completed a Phase 1b/2a clinical trial of MN-166 (ibudilast) in opioid withdrawal that was funded by National Institute Drug Abuse (NIDA). Investigators at Columbia University and the NYSPI also conducted a NIDA-funded, Phase 2a clinical trial to evaluate the efficacy of MN-166 (ibudilast) in the treatment of patients addicted to prescription opioids or heroin. In March 2016, we announced that positive findings from the results of this completed study in opioid dependence were presented at the Behavior, Biology and Chemistry: Translational Research in Addiction Meeting.

Researchers at University of California, Los Angeles (UCLA) were granted approval and funding by the National Institute on Alcoholism and Alcohol Abuse (NIAAA) for a clinical trial to evaluate MN-166 (ibudilast) for the treatment of alcohol dependence. This clinical trial has been completed and results were presented at the American College of Neuropsychopharmacology (ACNP)’s 54th Annual Meeting in December 2015. In May 2018, we announced a new NIDA-funded clinical trial of MN-166 (ibudilast) in alcohol dependence and withdrawal in collaboration with researchers at UCLA. This clinical trial has been completed and positive findings were presented at the American Psychological Association 2020 Annual Convention which was held online in August 2020. Results from this clinical trial were published in June 2021 in Nature’s Translational Psychiatry. In August 2018, we announced a new NIAAA-funded Phase 2b clinical trial of MN-166 (ibudilast) to evaluate heavy drinking days in subjects with alcohol dependence in collaboration with researchers at UCLA and this trial has been completed. In February 2022, we announced that MN-166 (ibudilast) was discussed as one of the promising pharmacological agents for the treatment of alcohol use disorder in the journal Drugs. In April 2022, we announced that a secondary analysis of a Phase 2 clinical trial of MN-166 (ibudilast) in alcohol use disorder was published in the journal Alcoholism: Clinical and Experimental Research. In December 2022, we announced that positive results from a secondary analysis of a Phase 2 trial of MN-166 (ibudilast) in alcohol use disorder were published in The American Journal of Drug and Alcohol Abuse. In January 2023, we announced that the Phase 2b clinical trial of MN-166 (ibudilast) for the treatment of alcohol use disorder had completed enrollment. In June 2023, we announced results of the Phase 2b clinical trial of MN-166 (ibudilast) in alcohol use disorder which were presented at the 46th Annual Research Society on Alcoholism (RSA) Scientific Meeting.

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

Glioblastoma: We have initiated clinical development to evaluate MN-166 (ibudilast) for the treatment of glioblastoma. In June 2017, we announced positive results from an animal model study that examined the potential clinical efficacy of MN-166 (ibudilast) for the treatment of glioblastoma. These results were presented at the 2017 American Society of Clinical Oncology (ASCO) Annual Meeting. In May 2018, we announced that the Investigational New Drug Application (IND) for MN-166 (ibudilast) for treatment of glioblastoma was accepted and opened with the FDA. In October 2018, we announced that the FDA granted orphan-drug designation to MN-166 (ibudilast) as adjunctive therapy to temozolomide for the treatment of glioblastoma. In January 2019, we announced the initiation of enrollment in a clinical trial of MN-166 (ibudilast) in combination with temozolomide for the treatment of glioblastoma at the Dana-Farber Cancer Institute in Boston. In February 2019, we announced that Scientific Reports published results from the animal model study evaluating MN-166 (ibudilast) in glioblastoma. In June 2020, we announced that positive preclinical findings were published in Frontiers in Immunology regarding the prospect of MN-166 (ibudilast) as an adjunctive treatment for glioblastoma. In August 2021, we announced completion of a safety review of Part 1 of the Phase 2 clinical trial of MN-166 (ibudilast) in combination with temozolomide, which enrolled 15 subjects with recurrent glioblastoma. There were no concerning safety signals observed in Part 1 and there were no serious adverse events related to MN-166 (ibudilast). Five out of 15 subjects completed cycle 6 without disease progression, i.e. 33% of the subjects were progression-free at six months. In April 2022, we announced that data demonstrating that MN-166 (ibudilast) prevents metastasis in a uveal melanoma (UM) animal model was published in the journal Molecular Cancer Research. In January 2023, we announced that the Phase 2 clinical trial evaluating MN-166 (ibudilast) in combination with temozolomide in glioblastoma at the Dana-Farber Cancer Institute had completed enrollment. In February 2023, we announced the presentation of new data regarding a tumor tissue analysis from this clinical trial at the 20th Annual World Congress of Society for Brain Mapping and Therapeutics (SBMT). In November 2023, we announced new data and results of the Phase 2 clinical trial of MN-166 (ibudilast) in glioblastoma patients at the 28th Annual Meeting of the Society for Neuro-Oncology (SNO). The presentation also included data from preclinical studies which evaluated the combination of MN-166 (ibudilast) and anti-PD1 or anti-PD-L1 therapy in glioblastoma models. In 2024, we presented new data and results of a Phase 1b/2a Clinical Trial of MN-166 (ibudilast) in glioblastoma at the ASCO Annual meeting 2024 held in Chicago, IL.

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

Long COVID: In August 2022, we announced plans to participate in Recovering from COVID-19 Lingering Symptoms Adaptive Integrative Medicine Trial (RECLAIM trial), a grant-funded, multi-center, randomized, clinical trial to evaluate MN-166 (ibudilast) and other therapies for the treatment of Long COVID, the lingering symptoms of COVID-19. In February 2023, we announced that Health Canada completed its review of the clinical trial application and granted authorization to commence the RECLAIM trial and this study is ongoing.

MN-001 (tipelukast) is in development for fibrotic and other metabolic disorders as described below.

Nonalcoholic Steatohepatitis (NASH) and Nonalcoholic Fatty Liver Disease (NAFLD): We announced positive results of MN-001 (tipelukast) in two different NASH mouse models in 2014 and we opened the IND (Investigational New Drug) application for MN-001 (tipelukast) for the treatment of NASH with the FDA in 2015. The FDA subsequently granted Fast Track designation to MN-001 (tipelukast) for the treatment of patients with NASH with fibrosis. We then initiated a clinical trial to investigate MN-001 (tipelukast) for the treatment of hypertriglyceridemia in NASH and NAFLD patients. In April 2018, we announced that we would terminate this trial early after positive results from an interim analysis in which MN-001 (tipelukast) significantly reduced mean serum triglycerides, a primary endpoint. This data was presented at the International Liver Congress 2018, the 53rd annual meeting of the European Association for the Study of the Liver (EASL) in Paris, France in April 2018. In November 2020, we announced positive results of in-vitro and in-vivo studies that evaluated MN-001 (tipelukast) for its anti-liver fibrotic effect in human hepatic stellate cells (HSCs) and in an acute liver injury model at the annual meeting of the American Association for the Study of Liver Diseases (AASLD). In November 2021, we announced new findings from a study that investigated the mechanism by which MN-001 (tipelukast) alters triglyceride metabolism in hepatocytes at the Annual Meeting of the American Association for the Study of Liver Diseases (AASLD). In April 2022, we announced that the FDA completed its review of a proposed Phase 2 clinical trial to evaluate MN-001 (tipelukast) for the treatment of patients with NAFLD, type 2 diabetes mellitus, and hypertriglyceridemia and the study may proceed. In July 2022, we announced the initiation of a Phase 2 clinical trial to evaluate MN-001 (tipelukast) for the treatment of patients with NAFLD, type 2 diabetes mellitus, and hypertriglyceridemia. In December 2022, we announced the presentation of positive results from a subgroup analysis of the completed Phase 2 clinical trial which evaluated MN-001 (tipelukast) in participants with NAFLD and hypertriglyceridemia (HTG) at the International Diabetes Federation (IDF) World Diabetes Congress 2022. In May 2024, we presented an update of ongoing trial design at the 92nd European Atherosclerosis Society (EAS) 2024 Congress.

We acquired licenses to MN-166 (ibudilast) and MN-001 (tipelukast) for the development of these product candidates. We have pursued development of these product candidates in various indications including prevention of acute respiratory distress syndrome, Long COVID, progressive MS, ALS, chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, various addictions, NASH and NAFLD.

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

•
Pursue the development of MN-001 (tipelukast) for fibrotic and other metabolic disorders.

We intend to advance development of MN-001 (tipelukast) through a variety of means, which may include investigator-sponsored trials with or without grant funding as well as trials funded by us.

•
Consider strategic partnerships with one or more leading pharmaceutical companies to complete product development and successfully commercialize our products.

We develop and maintain relationships with pharmaceutical companies that are therapeutic category leaders. We intend to discuss strategic alliances with leading pharmaceutical companies who seek product candidates, such as MN-166 (ibudilast) and MN-001 (tipelukast), which could support our clinical development and product commercialization.

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

Progressive Multiple Sclerosis: MS is a complex disease with predominantly unknown etiology and affects approximately 2.8 million people worldwide, according to the National Multiple Sclerosis Society (NMSS). Also, according to NMSS, approximately 85 percent of people with MS are initially diagnosed with relapsing-remitting MS (RRMS) and some people who are initially diagnosed with RRMS will eventually transition to secondary progressive MS (SPMS). About 15 percent of people with MS are diagnosed with primary progressive MS (PPMS). There is only one approved drug for PPMS and it is administered by intravenous infusion. Although several drugs have been approved for SPMS with relapses, there are no approved drugs generally considered safe and efficacious for SPMS in the absence of relapses. There is a significant medical need for a safe, effective, and conveniently administered therapy for patients with PPMS and SPMS and the unmet medical need is highest in patients with SPMS without relapses. MN-166 (ibudilast) may meet these needs.

Based on promising results from a Phase 2 trial in relapsing MS completed in 2008, investigators from NeuroNEXT, a NIH-funded Phase 2 clinical trial network, evaluated MN-166 (ibudilast) in PPMS and SPMS patients in the United States. SPRINT-MS is the name of the Phase 2b, randomized, double-blind, placebo-controlled trial that evaluated the safety and tolerability of MN-166 (ibudilast) (up to 100 mg/day) in PPMS and SPMS patients. Recruitment and enrollment at 28 medical centers in the United States commenced in late 2013 and randomization of 255 subjects was completed in June 2015. In October 2017, we announced the presentation of positive top-line results from the SPRINT-MS Phase 2b clinical trial of MN-166 (ibudilast) in progressive MS. The trial achieved both primary endpoints of whole brain atrophy and safety and tolerability. MN-166 (ibudilast) demonstrated a statistically significant 48% reduction in the rate of progression of whole brain atrophy compared to placebo (p=0.04) as measured by MRI analysis using brain parenchymal fraction (BPF) and there was not an increased rate of serious adverse events in the MN-166 (ibudilast) group compared to the placebo group. In February 2018, we announced the presentation of positive clinical efficacy trends from this trial regarding the important secondary endpoint of confirmed disability progression. MN-166 (ibudilast) demonstrated a 26% reduction in the risk of confirmed disability progression compared to placebo (hazard ratio=0.74), as measured by Expanded Disability Status Scale (EDSS).

Results of the SPRINT-MS Phase 2b clinical trial of MN-166 (ibudilast) in progressive MS were published in the New England Journal of Medicine in August 2018. In April 2019, we announced results from a subgroup analysis of the SPRINT-MS Phase 2b trial of MN-166 (ibudilast) in progressive MS. The purpose of the subgroup analysis was to provide information about which types of progressive MS subjects responded best to MN-166 (ibudilast) treatment in terms of the clinically significant endpoint of the risk of confirmed disability progression compared to placebo, as measured by EDSS. The trends for reduction in the risk of confirmed disability progression were highest for the subgroup of subjects with secondary progressive MS without Relapse, in which MN-166 (ibudilast) demonstrated a 46% risk reduction compared to placebo as indicated by the hazard ratio of 0.538. Additional data from the completed SPRINT-MS Phase 2b trial of MN-166 (ibudilast) in progressive MS was presented in May 2019 at the American Academy of Neurology (AAN) 71st Annual Meeting in Philadelphia. In November 2020, we announced that positive Optical Coherence Tomography (OCT) results from the SPRINT-MS Phase 2b trial of MN-166 (ibudilast) in progressive MS were published in Multiple Sclerosis Journal. OCT measures included macular volume peripapillary retinal nerve fiber layer (pRNFL) thickness, and ganglion cell-inner plexiform (GCIP) layer thickness. All of these OCT measures showed less loss of retinal tissue for MN-166 (ibudilast) compared to placebo. In July 2021, we received a Notice of Allowance from the USPTO for a new patent which covers MN-166 (ibudilast) for the treatment of an ophthalmic disease/disorder or injury associated with a neurodegenerative disease/disorder or a neuro-ophthalmologic disorder. We were granted Fast Track designation from the FDA for MN-166 (ibudilast) for the treatment of progressive MS in 2016.

Amyotrophic Lateral Sclerosis: ALS, also known as Lou Gehrig’s disease, is a progressive neurodegenerative disease that affects nerve cells in the brain and the spinal cord. The nerves lose the ability to trigger specific muscles, which causes the muscles to become weak. As a result, ALS affects voluntary movement and patients in the later stages of the disease may become totally paralyzed. Mean survival time of an ALS patient is two to five years. According to the ALS Association, there are at least 16,000 ALS patients in the United States and approximately 5,000 people in the United States are diagnosed with ALS each year.

We have worked with Carolinas Neuromuscular/ALS-MDA Center at Carolinas HealthCare System Neurosciences Institute, which has conducted a clinical trial of MN-166 (ibudilast) in ALS. The trial was a randomized, double-blind, placebo-controlled study which included a six-month treatment period followed by a six-month open-label extension. The study evaluated the safety and tolerability of MN-166 (ibudilast) 60 mg/day versus placebo when administered in combination with riluzole in subjects with ALS, as well as several efficacy endpoints. Subject enrollment began in October 2014. In April 2016, we announced that interim efficacy data from a mid-study analysis of the clinical trial of MN-166 (ibudilast) in ALS was presented at the AAN 68th Annual Meeting.

In December 2017, we announced positive top-line results from the ALS trial at Carolinas Neuromuscular/ALS-MDA Center. The trial achieved the primary endpoint of safety and tolerability. In addition,

there was a higher rate of responders on the ALSFRS-R total score in the MN-166 (ibudilast) group compared to the placebo group. The Amyotrophic Lateral Sclerosis Functional Rating Scale-Revised (ALSFRS-R) total score measures the functional activity of an ALS subject. There was also a higher rate of responders on the ALSAQ-5 score in the MN-166 (ibudilast) group compared to the placebo group. The Amyotrophic Lateral Sclerosis Assessment Questionnaire (ALSAQ-5) score measures the physical mobility, activities of daily living and independence, eating and drinking, communication, and emotional functioning of an ALS subject. In July 2018, we announced data from ad-hoc subgroup analyses in subjects who had either bulbar onset or upper limb onset in the ALS trial at Carolinas Neuromuscular/ALS-MDA Center. In September 2018, we received feedback from the FDA regarding our clinical development plan for MN-166 (ibudilast) in ALS. In April 2019, we announced that the FDA completed its review of the protocol and determined that we may proceed with a Phase 2b/3 clinical trial of MN-166 (ibudilast) in ALS. In June 2019, we announced that a kick-off meeting for the Phase 2b/3 clinical trial of MN-166 (ibudilast) in ALS was held our headquarters in La Jolla, California. In December 2019, we announced that additional analyses of the completed clinical trial of MN-166 (ibudilast) in ALS was presented at the 30th International Symposium on ALS/MND in Perth, Australia. These analyses evaluated the potential background factors of patients’ characteristics that could reasonably predict both ALS disease progression and treatment efficacy. The results of these analyses indicate that the efficacy of MN-166 (ibudilast) is expected to be more robust in patients with a short ALS history. We have incorporated the conclusions from these analyses into the design of our Phase 2b/3 clinical trial. In December 2021, we announced that a poster with an overview of our ongoing Phase 2b/3 clinical trial of MN-166 (ibudilast) in ALS was presented at the 32nd International Symposium on ALS/MND. In December 2024, a study update and interim analysis of phase 2/3 clinical data of MN-166 (ibudilast) in the COMBAT-ALS trial was presented at the 35th international symposium on ALS/MND at Montreal, Canada. Pre-defined interim analysis was conducted to evaluate the correlation between the six month and twelve month data and assessed the twelve month double blind phase trial design. Positive correlations were observed between the six month and twelve month data for CAFS Score (0.71) modified CAFS score (0.70) and ALSFRS-R (0.69).

In December 2015, we announced that the FDA granted Fast Track designation to MN-166 (ibudilast) for the treatment of patients with ALS. In March 2016, we announced that we received a Notice of Allowance from the USPTO for a new patent which covers MN-166 (ibudilast) for the treatment of ALS. In October 2016, we announced that the FDA granted Orphan-Drug designation to MN-166 (ibudilast) for the treatment of ALS, which will provide seven years of marketing exclusivity if it is approved for ALS. In December 2016, we announced that the European Commission granted Orphan Medicinal Product Designation for MN-166 (ibudilast) for the treatment of ALS. In January 2019, we received a Notice of Allowance from the USPTO for a new patent which covers the combination of MN-166 (ibudilast) and riluzole for the treatment of ALS and other neurodegenerative diseases.

In February 2016, we entered into an agreement to collaborate with Massachusetts General Hospital (MGH) to study the effects of MN-166 (ibudilast) on reducing brain microglial activation in ALS subjects measured by a positron emission tomography (PET) biomarker. Results of this clinical trial, which we refer to as the ALS / Biomarker study, were presented at the 30th International Symposium on ALS/MND in Perth, Australia in December 2019. In this small study, there was no detectable effect on PBR28-PET uptake or serum NFl but there was a significant reduction in serum MIF, a marker of neuroinflammation. However, because of the open-label design of this study, there was no placebo group to compare with the MN-166 (ibudilast) group, so it is not possible to draw any definitive conclusions from this study.

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

Opioid Withdrawal and Dependency: According to the SAMHSA’s 2022 National Survey on Drug Use and Health, there are approximately 5.6 million people aged 12 or older with prescription pain reliever use disorder and approximately 0.9 million people aged 12 or older with heroin use disorder in the United States. Access to prescription opioids has recently become more difficult due to more stringent policies on prescribing opioids. An unintended consequence of this policy is increased use of heroin. Heroin is attractive to prescription opioid addicts because it is less expensive and more accessible than prescription opioids. Heroin poses serious health issues, such as risk of HIV and Hepatitis C infection, overdose, and death. There is an urgent, significant unmet medical need for a safe, effective non-addictive, non-opioid therapy for the treatment of prescription opioid and heroin addiction. Investigators at Columbia University and New York State Psychiatric Institute (NYSPI) previously completed a NIDA-funded, randomized, double-blind, placebo-controlled in-unit Phase 1b/2a clinical trial to evaluate the ability of MN-166 (ibudilast) to reduce opioid withdrawal symptoms in humans. Subsequently, investigators at Columbia University and NYSPI conducted a NIDA-funded Phase 2a clinical trial of MN-166 (ibudilast) for the treatment of prescription opioid or heroin dependence. In March 2016, we announced that positive findings from the results of this completed study in opioid dependence were presented at the Behavior, Biology and Chemistry: Translational Research in Addiction Meeting.

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

Chemotherapy-Induced Peripheral Neuropathy: Peripheral neuropathy is a set of symptoms caused by damage to peripheral nerves, the nerves that are away from the brain and spinal cord. Some of the chemotherapy and other drugs used to treat cancer can damage peripheral nerves which carry sensations to the brain and control the movement of the arms and legs. This damage results in chemotherapy-induced peripheral neuropathy (CIPN) which can be a disabling side effect of cancer treatment. Common symptoms of CIPN include pain, burning, tingling, loss of feeling, coordination and balance problems, muscle weakness, trouble swallowing and passing urine, constipation, and blood pressure changes. Severe CIPN may require chemotherapy dose reduction or cessation. According to a meta-analysis which included more than 4,000 patients, CIPN prevalence was 68% when measured in the first month after chemotherapy, 60% at 3 months, and 30% at 6 months or more (“Incidence, prevalence, and predictors of chemotherapy-induced peripheral neuropathy: A systematic review and meta-analysis,” Seretny M et al 2014). In March 2018, we announced plans to initiate a clinical trial to evaluate MN-166 (ibudilast) as a treatment for prevention of CIPN which was funded by the University of Sydney Concord Cancer Centre in Australia. This open-label, sequential cross-over pilot study assessed acute neurotoxicity, CIPN, and drug interactions of MN-166 (ibudilast) in patients with metastatic gastrointestinal cancer (colorectal cancer and upper gastrointestinal cancers) who were receiving oxaliplatin. In September 2020, we announced that positive clinical findings from this clinical trial were published in Cancer Chemotherapy and Pharmacology. Co-administration of MN-166 (ibudilast) with oxaliplatin resulted in improvement or stabilization of oxaliplatin-induced neurotoxicity in the majority of participants treated with oxaliplatin. According to the Oxaliplatin-Specific Neurotoxicity Scale (OSNS) assessments, 12 out of 14 participants reported acute neurotoxicity (Grade 1 or 2) in both cycles. Of those, ten out of 12 participants were unchanged and two participants had improved symptoms from Grade 2 to Grade 1 with MN-166 (ibudilast) co-treatment. Acute neurotoxicity, which predicts chronic CIPN, is expected to worsen in patients with continued chemotherapy. Pharmacokinetic analysis indicated no effect of MN-166 (ibudilast) on systemic exposure of oxaliplatin. In October 2020, we announced plans to initiate a multi-center, placebo-controlled, randomized Phase 2b trial to evaluate MN-166 (ibudilast) in CIPN, which is funded by the AGITG. This clinical trial is evaluating MN-166 (ibudilast) as a potential treatment to reduce acute neurotoxicity severity and CIPN in patients with metastatic colorectal cancer.

Degenerative Cervical Myelopathy: DCM, also known as cervical spondylotic myelopathy, involves spinal cord dysfunction from compression in the neck. DCM is the most common form of spinal cord impairment in adults and results in disability and reduced quality of life. Patients report neurological symptoms such as pain and numbness in limbs, poor coordination, imbalance, and bladder problems. According to the American Association of Neurological Surgeons, more than 200,000 cervical procedures are performed each year to relieve compression on the spinal cord or nerve roots. There are no pharmaceuticals approved for the treatment of DCM. In August 2018, we announced plans to initiate a clinical trial of MN-166 (ibudilast) in DCM in collaboration with the University of Cambridge. The trial, which is funded by a grant from the NIHR in the UK, is evaluating MN-166 (ibudilast) as an adjuvant treatment for DCM following spinal surgery to determine whether MN-166 (ibudilast) is more effective than placebo in improving outcomes after spinal surgery. The two co-primary endpoints are (1) the modified Japanese Orthopaedic Association (mJOA) Score, which evaluates motor dysfunction in upper and lower extremities, loss of sensation, and bladder sphincter dysfunction, at six months after surgery; and (2) Visual Analogue Scale (VAS) measure of neck pain at six months after surgery. In May 2019, we announced our participation at the Kick-off Meeting for this Phase 3 clinical trial in DCM, RECEDE Myelopathy in collaboration with University of Cambridge researchers. In February 2022, we announced that MN-166 (ibudilast) was discussed as a potential beneficial pharmacological agent for the treatment of DCM in Global Spine Journal. The publication, which was written by researchers at the University of Cambridge, discussed contemporary therapies that may hold therapeutic value and the attributes of MN-166 (ibudilast) that support its use in DCM. The publication noted that the combination of anti-inflammatory, neuroprotective, and neuroregenerative properties of MN-166 (ibudilast) leads to attenuation of glial cell activation and is the basis for the ongoing RECEDE Myelopathy trial.

Glioblastoma: According to the American Association of Neurological Surgeons, glioblastoma is an aggressive brain tumor that develops from glial cells (astrocytes and oligodendrocytes), grows rapidly, and commonly spreads into nearby brain tissue. The American Brain Tumor Association reports that glioblastomas represent about 14% of all primary brain tumors. More than 12,000 cases of glioblastoma are diagnosed each year in the U.S. According to the Glioblastoma Foundation, average life expectancy for glioblastoma patients who undergo treatment is 12 - 15 months and only four months for those who do not receive treatment. In June 2017, we announced positive results from an animal model study that examined the potential clinical efficacy of MN-166 (ibudilast) for the treatment of glioblastoma which were presented at the 2017 ASCO Annual Meeting. Results of the glioblastoma mouse model study showed that median survival was higher in the group that received combination treatment with MN-166 (ibudilast) plus temozolomide compared to the group that received temozolomide alone. In May 2018, we announced that the IND for MN-166 (ibudilast) for treatment of glioblastoma was accepted and opened with the FDA. We were also informed by the FDA that the proposed clinical investigation of MN-166 (ibudilast) in combination with temozolomide for treatment of glioblastoma may proceed. In October 2018, we announced that the FDA granted orphan-drug designation to MN-166 (ibudilast) as adjunctive therapy to temozolomide for the treatment of glioblastoma. In January 2019, we announced the initiation of enrollment in a clinical trial of MN-166 (ibudilast) in combination with temozolomide (TMZ or Temodar®) for the treatment of glioblastoma at the Dana-Farber Cancer Institute in Boston. In February 2019, we announced that Scientific Reports published results from the animal model study evaluating MN-166 (ibudilast) in glioblastoma. The article, “Ibudilast sensitizes glioblastoma to temozolomide by targeting MIF,” is the first publication reporting the potential clinical utility of MN-166 (ibudilast) for glioblastoma. In June 2020, we announced that positive preclinical findings were published in Frontiers in Immunology regarding the prospect of MN-166 (ibudilast) as an adjunctive treatment for glioblastoma. The publication, entitled “Glioblastoma myeloid-derived suppressor cell subsets express differential macrophage migration inhibitory factor receptor profiles that can be targeted to reduce immune suppression”, was based on our collaboration with the Cleveland Clinic. In August 2021, we announced completion of a safety review of Part 1 of the Phase 2 clinical trial of MN-166 (ibudilast) in combination with temozolomide, which enrolled 15 subjects with recurrent glioblastoma. There were no concerning safety signals observed in Part 1 and there were no serious adverse events related to MN-166 (ibudilast). Five out of 15 subjects completed cycle 6 without disease progression, i.e. 33% of subjects were progression-free at six months.

In January 2023, we announced that the Phase 2 clinical trial evaluating MN-166 (ibudilast) in combination with temozolomide in glioblastoma at the Dana-Farber Cancer Institute had completed enrollment. In February 2023, we announced the presentation of new data regarding a tumor tissue analysis from this clinical trial at the 20th Annual World Congress of SBMT. In November 2023, we announced new data and results of the Phase 2 clinical trial of MN-166 (ibudilast) in glioblastoma patients at the 28th Annual Meeting of the SNO. The primary endpoints of this Phase 2 clinical trial were safety and tolerability of MN-166 (ibudilast) and TMZ combination treatment and efficacy of the combination treatment defined as progression-free survival rate at 6 months using the RANO criteria. MN-166 (ibudilast) and TMZ combination treatment was safe and well-tolerated, and no unexpected adverse effects were reported. The trial enrolled a total of 62 patients, including 36 newly diagnosed glioblastoma patients and 26 recurrent glioblastoma patients. Progression-Free Survival at 6 months (PFS6) was 44% for newly diagnosed glioblastoma patients and 31% for recurrent glioblastoma patients. Immunohistochemistry evaluation determined that CD3 expression was a good predictor for tumor progression at five months in recurrent glioblastoma patients treated with MN-166 (ibudilast) and TMZ as patients with progression had higher CD3 tumor infiltration than patients with no progression (p<0.05). The presentation also included data from preclinical studies which evaluated the combination of MN-166 (ibudilast) and anti-PD1 or anti-PD-L1 therapy in glioblastoma models. In the first preclinical glioblastoma model study, median survival was 17 days for the vehicle and 28 days for the anti-PD1 inhibitor treatment alone. The addition of MN-166 (ibudilast) to the anti-PD1 inhibitor treatment significantly extended survival to a median of 66 days (p<0.001) for the combination therapy. In the second preclinical glioblastoma model study, median survival was 18 days for the vehicle and 26 days for the anti-PD-L1 inhibitor treatment alone. The addition of MN-166 (ibudilast) to the anti-PD-L1 inhibitor treatment significantly extended survival to a median of 34 days (p<0.05) for the combination therapy. We presented new data and results of a Phase 1b/2a Clinical Trial of MN-166 (ibudilast) in glioblastoma at the ASCO Annual meeting 2024 held in Chicago, IL.

In April 2022, we announced that data demonstrating that MN-166 (ibudilast) prevents metastasis in a UM animal model was published in the journal Molecular Cancer Research. The publication, which was written by researchers at Columbia University Medical Center, discussed the metastatic UM mouse model study in which quantified bioluminescence signal intensity in the abdominal region was dramatically reduced by MN-166 (ibudilast) treatment (p<0.05). The publication also noted that histological analysis of the liver tissues of control mice showed the presence of tumor cell clusters which were not present in the liver tissues of mice treated with MN-166 (ibudilast).

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

In April 2022, we announced that the Phase 2 clinical trial of MN-166 (ibudilast) in hospitalized COVID-19 patients at risk for developing ARDS had completed enrollment. In June 2022, we announced positive top-line results from this Phase 2 clinical trial. MN-166 (ibudilast) demonstrated large improvements compared to placebo for all four clinical endpoints analyzed. The trial achieved statistical significance for one of the co-primary endpoints, the proportion of subjects free of respiratory failure at Day 7, with 71% of subjects in the MN-166 (ibudilast) group and 35% of subjects in the placebo group free of respiratory failure at Day 7 (p=0.02). For the co-primary endpoint of clinical status (i.e., improvement on NIAID scale) at Day 7, 71% of subjects in the MN-166 (ibudilast) group and 47% of subjects in the placebo group had improved clinical status at Day 7 (p=0.08). The trial achieved statistical significance for the proportion of subjects discharged from the hospital with 65% of subjects in the MN-166 (ibudilast) group and 29% of subjects in the placebo group discharged from the hospital at Day 7 (p=0.02). In addition, 0% of subjects in the MN-166 (ibudilast) group and 24% of subjects in the placebo group had worsened clinical status at Day 7 (p=0.05). There were two deaths in the placebo group and no deaths in the MN-166 (ibudilast) group. There were no serious adverse events related to MN-166 (ibudilast). In July 2022, we announced the initiation of a first-in-human clinical study to evaluate a new parenteral (injectable) formulation of MN-166 (ibudilast). This formulation will provide an additional option for health care providers to administer MN-166 (ibudilast) in addition to the oral formulation. In January 2023, we announced that the Phase I clinical trial of MN-166 (ibudilast) 10 mg IV infusion in healthy volunteers was completed with a favorable safety profile and was well tolerated.

Chlorine Gas-Induced Lung Injury: Chlorine gas is a toxic chemical that can be released in industrial accidents and terrorist attacks. Inhalation of chlorine gas causes damage to the respiratory tract and can result in acute lung injury. In March 2021, we announced a partnership with the BARDA, part of the ASPR in the U.S. Department of Health and Human Services, to develop MN-166 (ibudilast) as a potential MCM against chlorine gas-induced lung damage such as ARDS and ALI. Under the Division of Research, Innovation, and Ventures’ (DRIVe) Repurposing Drugs in Response to Chemical Threats (ReDIRECT) program, BARDA agreed to provide federal funding for proof-of-concept studies of MN-166 (ibudilast) in preclinical models of chlorine gas-induced acute lung injury under Contract No. 75A50121C00022. MN-166 (ibudilast) was the first compound to receive BARDA’s development support through the DRIVe ReDIRECT program. In September 2023, we announced the results of the nonclinical studies conducted under our contract with BARDA. The primary endpoint of the first nonclinical efficacy study was the pulmonary function measure PaO2/FiO2, which is the ratio of arterial oxygen partial pressure to fractional inspired oxygen. In the pilot design single-dose treatment regimen, MN-166 (ibudilast) high dose and the positive control rolipram were more efficacious than MN-166 (ibudilast) low dose and the negative control until 12 hours after chlorine exposure but this did not yield statistically significant results for overall pulmonary function. In the multi-dose study, each treatment was given every 12 hours with a total of 4 doses after the chlorine gas challenge. Treatment with MN-166 (ibudilast) high dose resulted in greater improvement (p=0.0001) in the mean PaO2/FiO2 ratio than MN-166 (ibudilast) low dose, rolipram, and the negative control. The mean PaO2/FiO2 ratio decreased (worsened) by 57% from 518.7 mmHg at baseline (the end of the chlorine gas exposure) to 224.8 mmHg at hour 48 in the negative control group. The mean PaO2/FiO2 ratio decreased (worsened) by 36% from 516.0 mmHg at baseline to 327.8 mmHg at hour 48 in the MN-166 (ibudilast) high dose group. At hour 48, the last time point measured in the study, the mean PaO2/FiO2 ratio was 46% higher (better) in the MN-166 (ibudilast) high dose group than in the negative control group (327.8 vs. 224.8 mmHg). Since ARDS is defined as a PaO2/FiO2 ratio less than 300 mmHg, the mean PaO2/FiO2 ratio values indicate that the negative control group was still categorized as having mild ARDS at the end of the 48-hour evaluation period but the MN-166 (ibudilast) high dose group had recovered enough to no longer be defined as having ARDS. MN-166 (ibudilast) was well tolerated and no safety concerns were observed in the first nonclinical efficacy study. After multiple attempts by our subcontractor to establish the feasibility of the second chlorine-gas induced lung injury model, it was not deemed to be a feasible model to evaluate a drug candidate and there are no evaluable efficacy results.

Long COVID: Long COVID includes a wide range of ongoing respiratory, neurologic, and other symptoms that can last for weeks, months, or years following SARS-CoV-2 infection. According to the CDC, the prevalence of long COVID is approximately 11% among adults reporting previous COVID-19. In August 2022, we announced plans to participate in RECLAIM trial, a grant-funded, multi-center, randomized, clinical trial to evaluate MN-166 (ibudilast) and other therapies for the treatment of Long COVID, the lingering symptoms of COVID-19. We reached an agreement to collaborate with the University Health Network, an academic health sciences center located in Toronto, which has the largest hospital-based research program in Canada. In February 2023, we announced that Health Canada completed its review of the clinical trial application and granted authorization to commence the RECLAIM trial and this study is ongoing.

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

Nonalcoholic Steatohepatitis and Nonalcoholic Fatty Liver Disease: NAFLD is a condition in which there is fat in the liver. Some individuals with NAFLD can develop NASH, a condition in which there is fat in the liver along with inflammation and damage to liver cells. NASH is a common liver disease that resembles alcoholic liver disease but occurs in people who drink little or no alcohol. According to the United States National Institute of

Diabetes and Digestive and Kidney Diseases (NIDDK), NASH prevalence in adults in the United States is 1.5 - 6.5%, and approximately 24% of U.S. adults have NAFLD. The underlying cause of NASH is unclear, but it most often occurs in persons who are middle-aged and overweight or obese. Many patients with NASH have elevated serum lipids, diabetes or pre-diabetes. Progression of NASH can lead to liver cirrhosis. Liver transplantation is the only treatment for advanced cirrhosis with liver failure. At this time, there is no pharmaceutical treatment approved for NAFLD or NASH.

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

In November 2020, we announced positive results of in-vitro and in-vivo studies that evaluated MN-001 (tipelukast) for its anti-liver fibrotic effect in HSCs and in an acute liver injury model at the annual meeting of the AASLD. MN-001 attenuated TGFβ1 induced HSC activation, TGFβ1 mediated increase in HSC motility and contractility, and fibrogenic signaling in a mouse acute carbon tetrachloride (CCl4)-induced liver injury model. These data provide additional scientific evidence to support MN-001’s anti-fibrotic effects in the liver. In November 2021, we announced new findings from a study that investigated the mechanism by which MN-001 (tipelukast) alters triglyceride metabolism in hepatocytes at the Annual Meeting of the American Association for the Study of Liver Diseases (AASLD). This study found that MN-001 (tipelukast) had an inhibitory effect on triglyceride synthesis in HepG2 cells derived from human hepatocellular carcinoma samples. The expression of CD36, one of the fatty acid transporters involved in the uptake of arachidonic acid into liver cells, was suppressed by adding MN-001 (tipelukast). This suggests that MN-001 (tipelukast) reduces triglyceride synthesis by inhibiting arachidonic acid uptake into hepatocytes. CD36 enhances cellular fatty acid uptake in the liver and is known to be involved in the pathogenesis of fatty liver.

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

Intellectual Property and License Agreements

Since our inception in September 2000, we have entered into license agreements with pharmaceutical companies which cover our current product candidates. We have also entered into license agreements with universities which cover additional intellectual property related to our product candidates. In general, we seek to procure patent protection for our anticipated products, or obtain such protection from the relevant patents owned by our licensors. We hold 40 issued U.S. patents and have filed 4 additional U.S. patent applications. We also hold 124 issued foreign patents and 26 pending foreign patent applications corresponding to these U.S. patents and patent applications. We are not aware of any third party infringement of the patents owned or licensed by us and are not party to any material claims by third parties of infringement by us of such third parties’ intellectual property rights. The following is a description of our existing license agreements and intellectual property rights for each of our clinical product candidates.

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

We own, co-own or hold licenses to 21 issued U.S. patents and 4 pending U.S. patent applications as well as 50 issued foreign patents and 21 pending foreign patent applications covering MN-166 (ibudilast) and its analogs. These patents and patent applications are related to our development portfolio and are primarily directed to methods of treating various indications using MN-166 (ibudilast) and its analogs.

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

United States Regulatory Approval

Overview. In the United States, drugs and drug testing are regulated by the FDA under the Federal Food, Drug and Cosmetic Act (FDCA) as well as state and local government authorities. All our product candidates in development will require regulatory approval by government agencies prior to commercialization. To obtain approval of a new product from the FDA, we must, among other requirements, submit data supporting safety and efficacy, as well as detailed information on the manufacture and composition of the product and proposed labeling. Our product candidates are in the early stages of testing and none has been approved. The steps required before a drug can be approved generally involve the following:

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

United States Patent Term Restoration and Marketing Exclusivity: Depending upon the timing, duration and specifics of the FDA approval of a drug candidate, some U.S. patents covering the product candidates may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent terms for one or more of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

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

Item 1A. Risk Factors

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this Annual Report on Form 10-K and our other public filings with the Securities and Exchange Commission (SEC). Other events that we do not currently anticipate or that we currently deem immaterial may also affect our results of operations and financial condition.

Risks Related to Our Business and Industry

We have incurred significant operating losses since our inception and expect that we will incur continued losses for the foreseeable future.

We have incurred significant net losses since our inception in September 2000. For the years ended December 31, 2024 and 2023, we had a net loss of $11.0 million and $8.6 million, respectively. As of December 31, 2024 and December 31, 2023, our accumulated deficit was $426.8 million and $415.7 million, respectively. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product candidates, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. As of December 31, 2024, we had available cash and cash equivalents of $40.4 million and working capital of $38.1 million. There can be no assurances that there will be adequate financing available to us in the future on acceptable terms, or at all. If we are unable to obtain additional financing, we may have to out-license or sell one or more of our programs or cease operations.

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

We expect our research and development expenses to increase moderately in 2025 relative to 2024 as we continue development of MN-166 (ibudilast), MN-001 (tipelukast), and any other future product candidates. We do expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing drug products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

If we have taxable income in the future, utilization of the net operating losses (NOL) and tax credit carryforwards will be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions due to ownership change limitations that have occurred, which will limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. We have conducted a study and determined that, through December 31, 2023, no ownership changes have occurred. There is a risk that additional changes in ownership have occurred since the completion of our analysis. If a requisite ownership change occurs, the amount of remaining tax attribute carryforwards available to offset taxable income and reduce income tax expense in future years may be restricted or eliminated. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

As of the date of this report, we believe we have sufficient working capital to fund operations at least through the next twelve months following the filing of this Annual Report on Form 10-K. Our business will continue to require us to incur substantial research and development expenses. We believe that without raising additional capital from accessible sources of financing, we will not otherwise have adequate funding to continue our operations and to complete the development of our existing product candidates or the commercialization of any products we successfully develop. There is no guarantee that adequate funds will be available when needed from debt or equity financings, arrangements with partners, or from other sources, on terms attractive to us, or at all. The inability to obtain sufficient additional funds when needed to fund our operations would require us to significantly delay, scale back, or eliminate some or all of our clinical or regulatory activities and reduce general and administrative expenses.

We do not have any products that are approved for commercial sale and therefore currently generate no revenues from sales of any products and may never generate any revenues from product sales or be profitable in the foreseeable future, if ever.

To date, we have funded our operations primarily from sales of our securities and, to a lesser extent, debt financing. We do not have any products that are approved for commercial sale and do not anticipate generating any product revenue unless and until one of our product candidates receives the regulatory approvals necessary for commercialization in one or more jurisdictions. We do not expect to receive any revenues from the commercialization of our product candidates for the next several years, if at all. We anticipate that, prior to our commercialization of a product candidate, out-licensing upfront and milestone payments will be our primary source of revenue if we can enter into collaborations, strategic alliances or other agreements that would provide us with such revenues. To obtain revenues from sales of our product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing drugs with commercial potential. We may never succeed in these activities, and we may not generate sufficient revenues to continue our business operations or achieve and maintain profitability.

We are largely dependent on the success of our MN-166 (ibudilast) and MN-001 (tipelukast) product candidates and we cannot be certain that these product candidates will receive regulatory approval or be successfully commercialized.

We currently have no products that are approved for commercial sale and we have never had any products approved for commercial sale. We cannot guarantee that we will ever have any drug products approved for sale. The research, testing, manufacturing, labeling, approval, sales, marketing and distribution of drug products are subject to extensive regulation by the Food and Drug Administration (FDA) and comparable regulatory authorities in other countries. We are not permitted to market any of our product candidates in the United States or other jurisdictions until we submit and receive approval of a New Drug Application (NDA) for a product candidate from the FDA or its foreign equivalent from a foreign regulatory authority, as applicable. Obtaining FDA approval is a lengthy, expensive and uncertain process. To date we have invested a substantial majority of our business efforts and financial resources to the development and commercialization of our MN-166 (ibudilast) and MN-001 (tipelukast) product candidates. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize MN-166 (ibudilast) and MN-001 (tipelukast) and we cannot accurately predict when or if either MN-166 (ibudilast) or MN-001 (tipelukast) will receive regulatory approval. Neither of these product candidates have completed the clinical development process, and therefore we have not submitted an NDA or foreign equivalent or received marketing approval for either product candidate.

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

Our attempts to develop MN-001 (tipelukast) in Nonalcoholic Steatohepatitis (NASH) and Nonalcoholic Fatty Liver Disease (NAFLD) may detract from our efforts to develop other product candidates and may limit the effectiveness of our product development efforts as a whole.

We have decided to pursue development of MN-001 (tipelukast) in NASH and NAFLD. These activities may divert financial and management resources from our other product development activities and may limit our ability to complete or continue those other programs.

In order to commercialize a therapeutic drug successfully, a product candidate must receive regulatory approval after the successful completion of clinical trials, which can be lengthy, complex and costly, have a high risk of failure and can be delayed or terminated at any time.

Our product candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is lengthy, costly, time-consuming, uncertain and subject to unanticipated delays. To receive regulatory approval for the commercial sale of any of our product candidates, we must conduct, at our own expense, adequate and well-controlled clinical trials in human patients to demonstrate the efficacy and safety of the product candidate. Clinical testing is complex, expensive, takes many years and has an uncertain outcome. To date, we have obtained regulatory authorization to conduct clinical trials for our product development programs. Investigational New Drug Applications were approved by the FDA and are active for our product candidates.

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

Our product candidates, if approved, will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. In addition, approved products, manufacturers and manufacturers’ facilities are subject to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, such as commercial good manufacturing practices (cGMPs), a regulatory agency may:

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

The FDA policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business.

Moreover, the ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.

The ability of the FDA and other government agencies to properly administer their functions is highly dependent on the levels of government funding and the ability to fill key leadership appointments, among various factors. Delays in filling or replacing key positions could significantly impact the ability of the FDA and other agencies to fulfill their functions, and could greatly impact healthcare and the pharmaceutical industry.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. Further, three decisions from the U.S. Supreme Court in July 2024 may lead to an increase in litigation against regulatory agencies that could create uncertainty and thus negatively impact our business. The first decision overturned established precedent that required courts to defer to regulatory agencies’ interpretations of ambiguous statutory language. The second decision overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. The third decision extended the statute of limitations within which entities may challenge agency actions. However, the specific, lasting effects of these decisions, which may vary within different judicial districts and circuits, is unknown. We also cannot predict the extent to which FDA and SEC regulations, policies, and decisions may become subject to increasing legal challenges, delays, and changes. For example, these cases may result in increased litigation by companies against the FDA, and impact the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, which could impact the timely review of any regulatory filings or applications we submit to the FDA.

Further, if a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We have received Fast Track designation for certain of our product candidates, including MN-001 (tipelukast) for the potential treatment of NASH with fibrosis and MN-166 (ibudilast) for the potential treatment of progressive

MS, the potential treatment of Amyotrophic Lateral Sclerosis (ALS), and the potential treatment of methamphetamine dependence and we hope to benefit from the FDA’s Fast Track and priority review programs.

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

We have also received Orphan Drug designation for several of our product candidates, including for MN-166 (ibudilast) for the potential treatment of ALS. We may not be able to obtain or maintain Orphan Drug exclusivity in the United States for those product candidates. We may not be the first to obtain marketing approval of any product candidate for which we have obtained Orphan Drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek FDA marketing approval for an indication broader than the orphan designated indication. Additionally, any product candidate with Orphan Drug designation may lose such designation if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan Drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, others may obtain Orphan Drug exclusivity for products addressing the same diseases or conditions as products we are developing, thus limiting our ability to compete in the markets addressing such diseases or conditions for a significant period of time. Orphan Drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to priority review.

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

We may seek priority review with the FDA (review within a six-month time frame from the time a complete NDA is accepted for filing compared to 10 months under standard review) for one or more of our current or future product candidates. Under FDA policies, a product candidate is eligible for priority review if the product candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. The FDA determines whether a drug qualifies for priority review after an NDA for such drug is submitted to the FDA. Therefore, until NDAs are submitted for our product candidates, we cannot be assured that they will be granted priority review. Additionally, even if priority review is granted for one of our product candidates, the FDA does not always meet its six-month Prescription Drug User Fee Act (PDUFA) goal date for priority review and the review process is often extended by FDA requests for additional information or clarification.

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
•
reaching agreements on acceptable terms with prospective clinical research organizations or Contract Research Organizations (CROs), and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
recruiting and enrolling patients to participate in clinical trials;
•
retaining patients who have initiated a clinical trial but who may be prone to withdraw due to the treatment protocol, lack of efficacy, personal issues or side effects from the therapy or who are lost to further follow-up;
•
manufacturing sufficient quantities of a product candidate; and
•
Institutional Review Board (IRB) approval or approval from foreign counterparts to conduct or amend a clinical trial at a prospective site.

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

Our business could be adversely affected by the effects of health pandemics or epidemics in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations, which could materially affect our operations globally, including at our headquarters in San Diego and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.

Our business, operations and clinical development timelines could be adversely affected by health pandemics, epidemics or any other health crisis in regions where we have clinical trial sites or other business operations, and could cause significant disruption in the operations of CROs upon whom we rely. Site initiation and patient enrollment could be delayed or suspended due to prioritization of hospital resources toward the health epidemics or patients not having a desire to enroll in clinical trials due to concerns. For example, during the COVID-19 pandemic, we saw a decrease in the number of patient visits at some clinical trial sites, which we believe resulted in slower enrollment in our clinical trials than would have occurred without the COVID-19 pandemic. In addition, some patients may not be able to comply with clinical trial protocols and the ability to conduct follow-up visits with treated patients may be limited if patients do not want to participate in follow up visits due to concerns regarding health epidemics or if quarantines impede patient movement or interrupt healthcare services. There may be shortages in the raw materials used in the manufacturing of our product candidates or laboratory supplies for our preclinical studies and clinical trials, in each case, because of ongoing efforts to address the outbreak. We could be negatively impacted by any other illness or communicable disease, or any other public health crisis that, like the COVID-19 pandemic, results in economic and trade disruptions, including the disruption of global supply chains.

The response to a health epidemic may redirect resources with respect to regulatory matters in a way that would adversely impact our ability to pursue marketing approvals. In addition, we may face impediments to regulatory meetings and potential approvals due to measures intended to limit in-person interactions. Furthermore, third parties, including manufacturers, medical institutions, clinical investigators, CROs and consultants with whom we conduct business, are similarly adjusting their operations and assessing their capacity in light of a health epidemic. If these third parties continue to experience shutdowns or business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

The extent to which a health pandemic or epidemic impacts our business, clinical trials, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration of the pandemic or epidemic, its severity, the actions to contain the virus or address its impact, and how quickly and to what extent government orders and mandates are lifted and normal economic and operating activities can resume. Further, while the potential economic impact of any health pandemic or epidemic may be difficult to assess or predict, it could result in significant disruptions of global financial markets, which could reduce our ability to access capital, which could in the future negatively affect our liquidity. To the extent a health pandemic or epidemic adversely affects our business, clinical trials, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. The ultimate impact of a health epidemic is highly uncertain and subject to change.

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

The FDA requires us and our third parties to comply with regulations and standards, commonly referred to as good clinical practices (GCPs) for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on these third parties does not relieve us of these responsibilities and requirements. The CROs, medical institutions, clinical investigators, contract laboratories and other service providers that we employ in the conduct of our clinical trials are not our employees, and we cannot control the amount or timing of resources that they devote to our product development programs. If any of these third parties fails to devote sufficient care, time and resources to our product development programs, if its performance is substandard, or if any third party is inspected by the FDA and found not to be in compliance with GCPs, it will delay the completion of the clinical trial in which they are involved and the progress of the affected development program. The CROs and other third party service providers with which we contract for execution of our clinical trials play a significant role in the conduct of the clinical trials and the subsequent collection and analysis of data. Any failure of the CROs and other third party service providers to meet their obligations could adversely affect clinical development of our product candidates. Moreover, these third parties may have relationships with other commercial entities, some of which may have competitive products under development or currently marketed, and our competitive position could be harmed if they assist our competitors. In addition, the operations of our CROs and other third party service providers may be constrained or disrupted by widespread health pandemics or epidemics. If any of these third parties does not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our product candidates. In addition, while we believe that there are numerous alternative sources to provide these services, we might not be able to enter into replacement arrangements without delays or additional expenditures if we were to seek such alternative sources. Switching or adding additional CROs, investigators and other third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays can occur, which could materially impact our ability to meet our desired clinical development timelines. Government measures taken in response to global health pandemics or epidemics have also had a significant impact on many CROs. Although we plan to carefully manage our relationships with our CROs, investigators and other third parties, we may nonetheless encounter challenges or delays in the future, which could have a material and adverse impact on our business, financial condition and prospects.

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

Reliance on third party manufacturers limits our ability to control certain aspects of the manufacturing process and therefore exposes us to a variety of significant risks, including risks related to our ability to commercialize any products approved by regulatory authorities or conduct clinical trials, reliance on such third parties for regulatory compliance and quality assurance, and the refusal or inability of a third party manufacturer to supply our requirements on a long-term basis. In addition, manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel and compliance with federal, state and foreign regulations. In addition, the global health pandemics or epidemics may impact our third party manufacturers from producing sufficient quantities of any product candidate. Also, our manufacturers may not perform as agreed. If our manufacturers were to encounter any of these difficulties, our ability to timely produce our product candidates for clinical trials and commercial sale may be interrupted, which could result in delayed clinical trials or delayed regulatory approval and lost or delayed revenues.

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

Our manufacturers are obligated to operate in accordance with FDA-mandated cGMPs and, in some cases, International Convention on Harmonization (ICH), standards. A failure of any of our third party manufacturers to establish and follow cGMPs and/or ICH standards and to document their adherence to such practices may lead to significant delays in our ability to timely conduct and complete clinical trials, obtain regulatory approval of product candidates or launch of our products into the market. In addition, changing third party manufacturers is difficult. For example, a change in third party manufacturer for a particular product candidate requires re-validation of the manufacturing processes and procedures in accordance with cGMPs, which may be costly and time-consuming and, in some cases, our manufacturers may not provide us with adequate assistance to transfer the manufacturing processes and procedures for our product candidates to new manufacturers or may possess intellectual property rights covering parts of these processes or procedures for which we may need to obtain a license. Failure by our third party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of regulatory approvals, seizures or recalls of products, operating restrictions and criminal prosecutions.

We, or our third party manufacturers, may not be able to manufacture our product candidates in sufficient quality or commercial quantities, which would delay or prevent us from commercializing our product candidates.

To date, our product candidates have been manufactured in small quantities for preclinical studies and clinical trials. If any of our product candidates is approved by the FDA or comparable regulatory authorities in other countries for commercial sale, we or our third party manufacturers will need to manufacture such product candidate in larger quantities. We or our third party manufacturers may not be able to increase successfully the manufacturing capacity for any of our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we or our third party manufacturers are unable to increase successfully the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply. Our product candidates require precise, high-quality manufacturing. Our failure to achieve and maintain these high manufacturing standards in collaboration with our third party manufacturers, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could harm our business, financial condition and results of operations.

Materials necessary to manufacture our product candidates may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our product candidates.

We rely on the third party manufacturers of our product candidates to purchase from third party suppliers the materials necessary to produce the active pharmaceutical ingredients (API) and product candidates for our clinical trials, and we will rely on such manufacturers to purchase such materials to produce the API and finished product for any commercial distribution of our products if we obtain marketing approval. Suppliers may not sell these materials to our manufacturers at the time they need them in order to meet our required delivery schedule or on commercially reasonable terms, if at all. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the production of these materials. If our manufacturers are unable to obtain these materials for our clinical trials, testing of the affected product candidate would be delayed, which may significantly impact our ability to develop the product candidate. If we or our manufacturers are unable to purchase these materials after regulatory approval has been obtained for one of our products, the commercial launch of such product would be delayed or there would be a shortage in supply of such product, which would harm our ability to generate revenues from such product and achieve or sustain profitability.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates progress through preclinical to late-stage clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield, manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates and generate revenue.

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

Our ability to commercialize our product candidates, if approved, successfully will depend in significant part on pricing and cost effectiveness, including our ability to produce a product at a competitive price and our ability to obtain appropriate coverage of and reimbursement for our products and related treatments from governmental authorities, private health insurers and other organizations, such as health maintenance organizations (HMOs). Third party payers are increasingly challenging the prices charged for medical products and services. We cannot provide any assurances that third party payers will consider our products cost-effective or provide coverage of and reimbursement for our products, in whole or in part.

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

We are dependent upon the continued services of our executive officers and other key personnel, particularly Yuichi Iwaki, M.D., Ph.D., our founder and our President, Chief Executive Officer and Chairman of our board of directors, who has been instrumental in our ability to in-license product candidates from Japanese pharmaceutical companies and secure financing from Japanese institutions. The relationships that certain of our key managers have cultivated with pharmaceutical companies from whom we license product candidates and to whom we expect to out-license product candidates make us particularly dependent upon their continued services with us, whether through employment, service on our board of directors or a consulting agreement. We are also substantially dependent on the continued services of clinical development personnel because of the highly technical nature of our product development programs. We are not presently aware of any plans of our executive officers or key personnel to retire or leave employment. Following termination of employment, these individuals may engage in other businesses that may compete with us.

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

Any clinical trial programs, marketing, or research collaborations in the European Economic Area (EEA) will subject us to the General Data Protection Regulation, including as implemented in the UK (GDPR).

The GDPR applies to companies established in the EEA, as well as to companies that are not established in the EEA and which, inter alia, collect and use personal data in relation to (i) offering goods or services to, or (ii) monitoring the behavior of, individuals located in the EEA. If we conduct clinical trial programs in the EEA (whether the trials are conducted directly by us or through a clinical vendor or collaborator), or enter into research collaborations involving the monitoring of individuals in the EEA, or market our products to individuals in the EEA, we will be subject to the GDPR. The GDPR puts in place stringent operational requirements for processors and controllers of personal data, including, for example, high standards for obtaining consent from individuals to process their personal data (or reliance on another appropriate legal basis), the provision of robust and detailed disclosures to individuals about how personal data is collected and processed (in a concise, intelligible and easily accessible form), a comprehensive individual data rights regime (including access, erasure, objection, restriction, rectification and portability), maintaining a record of data processing, data export restrictions governing transfers of data from the EEA, short timelines for certain data breach notifications to be given to data protection regulators or supervisory authorities (and in certain cases, affected individuals), and limitations on retention of personal data. The GDPR also puts in place increased requirements pertaining to health data and other special categories of personal data, and includes within scope, pseudonymized (i.e., key-coded) data. Further, the GDPR provides that EEA member states may establish their own laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to collect, use, and share such data and/or could cause our costs to increase. In addition, there are certain obligations if we contract third party processors in connection with the processing of personal data. If our or our collaborators’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data, or fines of up to 20 million Euros or up to 4% of our total worldwide annual revenue of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, including class-action type litigation, negative publicity, reputational harm and a potential loss of business and goodwill. Additionally, following the United Kingdom’s withdrawal from the European Union, we will have to comply with the GDPR and the GDPR as implemented in the United Kingdom, each regime having the ability to fine up to the greater of €20 million/ £17.5 million, respectively, or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains subject to change, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk.

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

As with other companies engaged in activities similar to ours, we face a risk of environmental liability inherent in our current and historical activities, including liability relating to releases of or exposure to hazardous or biological materials. Environmental, health and safety laws and regulations are becoming more stringent. We may be required to incur substantial expenses in connection with future environmental compliance or remediation activities, in which case, the production efforts of our third party manufacturers or our development efforts may be interrupted or delayed.

We are subject to certain United States and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.

United States and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which we collectively refer to as Trade Laws, prohibit, among other things, companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Exports of our products are further subject to export controls and sanctions laws and regulations imposed by the United States government and administered by the United States Departments of State, Commerce, and Treasury. United States export control laws may require a license or other authorization to export products to certain destinations and end users. In addition, United States economic sanctions laws include restrictions or prohibitions on engaging in any transactions or dealings, including receiving investment or financing from, or engaging in the sale or supply of products and services to, United States sanctioned countries, governments, persons and entities.

Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-United States activities to increase over time. We expect to rely on third parties for research, preclinical studies, and clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other marketing approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities. Any changes in Trade Laws could result in a decreased ability to export or sell our solutions to, existing or potential customers with international operations. Future changes in Trade Laws and enforcement could also result in increased compliance requirements and related costs which could materially adversely affect our business, results of operations, financial condition and/or cash flows.

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

As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), as well as rules and regulations implemented by the SEC, the Nasdaq Stock Market (Nasdaq) and Japanese securities laws, and incur significant legal, accounting and other expenses as a result. These rules impose various requirements on public companies, including requiring the establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and may make it more difficult and expensive for us to renew our director and officer liability insurance and may result in imposition of reduced policy limits and coverage.

The Sarbanes-Oxley Act requires that we (i) maintain effective internal controls for financial reporting and disclosure controls and procedures and (ii) perform an evaluation of our internal control over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of the Sarbanes-Oxley Act (Section 404). Our listing obligations under the Standard Market of the Tokyo Stock Exchange (TSE) also require that we comply either with Section 404 or equivalent regulations in Japan and we elected to comply with Section 404. Additionally, we are subject to attestation by our independent registered public accounting firm regarding our internal controls over financial reporting as of December 31, 2024 under Japanese securities laws. Our efforts to comply with Section 404 and related regulations have required, and continue to require, the commitment of significant financial and managerial resources. We cannot be certain that a material weakness will not be identified when we test the effectiveness of our controls in the future. If a material weakness is identified, we could be subject to sanctions or investigations by Nasdaq, the SEC, the TSE or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

Additionally, there are significant corporate governance and executive compensation related provisions in the Dodd-Frank Wall Street Reform and Consumer Protection Act that require the SEC to adopt additional rules and regulations in these areas. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with such compliance programs and rules and all other evolving standards. These investments may result in increased general and administrative costs and a diversion of our management’s time and attention from strategic revenue generating and cost management activities.

We, or our third party CROs or other contractors or consultants, may be subject to information technology systems failures, network disruptions, breaches in data security and computer crime and cyber-attacks, which could result in a material disruption of our product candidates' development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third party contractors who have access to our confidential information.

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

Macroeconomic pressures, including those resulting from ongoing geopolitical matters, unfavorable market conditions, health epidemics, and regulatory and policy changes, may have an adverse impact on our business, financial results, stock price and results of operations as well as the business of our current and potential customers.

Our results of operations could be adversely affected by unfavorable global and geopolitical economic conditions, such as decreases in per capital income and level of disposable income, inflation, rising interest rates, and supply chain issues. Ongoing geopolitical matters have also contributed to difficult macroeconomic conditions and exacerbated supply chain issues, resulting in significant economic uncertainty as well as volatility in the financial markets and new regulatory and policy initiatives particularly in the United States. Such conditions may adversely impact our business, financial results, and prospects and our target customers’ businesses. In addition, such macroeconomic conditions could impact our ability to access the public markets as and when appropriate or necessary to carry out our operations or our strategic goals. We cannot predict the ongoing extent, duration or severity of these conditions, nor the extent to which we may be impacted.

To the extent macroeconomic conditions worsen, our business, operations and results of operation could be negatively impacted. Additionally, to the extent that there are health pandemics, epidemics or any other health crisis, our operations could be disrupted and our business adversely impacted. Such disruptions or impacts may be similar to those we faced during the COVID-19 pandemic, such as mandated business closures in impacted areas, limitations with employee resources due to stay at home orders or sickness of employees or their families, reduction of our business operations and the business operations of our targeted utility and critical infrastructure customers, all of which may have an adverse impact on our business, financial results, stock price and results of operations.

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
•
changes in diplomatic and trade relationships; and
•
challenges in enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States.

These and other risks associated with our international operations may materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

Our ability to compete may decline if we do not adequately protect our proprietary rights.

There is the risk that our patents (both those owned by us and those in-licensed) may not provide a competitive advantage, including the risk that our patents expire before we obtain regulatory and marketing approval for one or more of our product candidates, particularly our in-licensed patents. Also, our competitors may develop products similar to ours using methods and technologies that are beyond the scope of our intellectual property rights. Composition of matter patents on APIs may provide protection for pharmaceutical products without regard to formulation, method of use, or other type of limitation. We do not have compound patent protection for the API in our MN-166 (ibudilast) and MN-001 (tipelukast) product candidates, although we do have patent protection for a particular crystalline polymorph of MN-001 (tipelukast) and we have composition of matter protection on an analog of MN-166 (ibudilast). As a result, competitors that obtain the requisite regulatory approval will be able to offer products with the same API as found in our MN-166 (ibudilast) and MN-001 (tipelukast) product candidates so long as such competitors do not infringe any methods of use, methods of manufacture, formulation or, in the case of

MN-001 (tipelukast), specific polymorph patents that we hold or have exclusive rights to through our licensors. For example, we currently rely on method of use patents for MN-166 (ibudilast) and MN-001 (tipelukast).

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
•
any patents under which we hold rights may not provide us with a basis for maintaining market exclusivity for commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties as invalid, not infringed or unenforceable under United States or foreign laws; or
•
any of the issued patents under which we hold rights may not be valid or enforceable or may be circumvented successfully in light of the continuing evolution of domestic and foreign patent laws.

Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As in the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time-consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs. Recent patent reform legislation in the U.S. and other countries, including the Leahy-Smith America Invents Act (Leahy-Smith Act), signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third party submission of prior art to the U.S. Patent and Trademark Office (USPTO) during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Depending on future actions by the United States Congress, the United States courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

The United States federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act of 1980 (Bayh-Dole Act). The federal government retains a nonexclusive, nontransferable, irrevocable, paid-up license for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights”. March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a nonexclusive, partially exclusive, or exclusive license to a responsible applicant or applicants. If the patent owner refuses to do so, the government may grant the license itself. If, in the future, we co-own or license in technology that is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.

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

Despite the listing of our common stock on the Nasdaq Global Market and the TSE in Japan, trading volume in our securities has been light and an active trading market may not develop for our common stock. In 2024, our average trading volume was approximately 49,188 shares per day on Nasdaq and approximately 163,556 shares per day on the TSE.

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like us in particular, have historically been highly volatile and may continue to be highly volatile in the future. For example, since the date of our initial public offering in Japan on February 8, 2005 through December 31, 2024, our common stock has traded as high as approximately $42.00 and as low as approximately $1.13. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, many of which are beyond our control:

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
•
the economy as a whole and market conditions in our industry;
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

Our common stock may be delisted from the Nasdaq Global Market or the Standard Market of the Tokyo Stock Exchange.

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

Sales of a substantial number of shares of our common stock could cause our stock price to decline. Sales of a substantial number of shares of our common stock could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of February 17, 2025, we had 49,046,246 shares of common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and estimates and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. For example, as of December 31, 2024, we performed a qualitative impairment assessment of goodwill and indefinite-lived intangible assets which included an evaluation of changes in industry, market, and macroeconomic conditions as well as consideration of our financial performance and any significant trends. If we experience a sustained decline in our stock price or other material changes in the significant assumptions that affect the determination of the fair value of our single reporting unit, it may result in a goodwill and/or intangible asset impairment charge in future periods, and such charge may be material.

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

Our restated certificate of incorporation and amended and restated bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock or adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock. These provisions may also make it difficult for stockholders to remove and replace our board of directors and management. These provisions:

•
establish that members of our board of directors may be removed only for cause upon the affirmative vote of stockholders owning at least a majority of our capital stock;

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

Risk Management and Strategy

As of December 31, 2024, we have implemented a set of comprehensive cybersecurity and data protection policies and procedures. Risks from cybersecurity threats are regularly evaluated as a part of our broader risk management activities and as a fundamental component of our internal control system. Our employees and contractors receive annual cybersecurity awareness trainings, including specific topics related to social engineering and email frauds. We have capable employees and consultants with significant expertise in cybersecurity related to our industry. We invest in advanced technologies for continuous cybersecurity monitoring across our information technology environment which are designed to prevent, detect, and minimize cybersecurity attacks, as well as alert management of such attacks.

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

In June 2005, we leased office space in Tokyo, Japan under a non-cancelable operating lease with an original expiration date of May 2013 and an auto-renewal two-year extension. The lease was renewed in May 2023 and has a term of two years with an auto-renewal, two year extension. In April 2024, we provided notice to terminate the previous lease agreement, effective October 2024, and in May 2024, we entered into a new lease agreement, effective June 2024, for a different office space for the Tokyo location. The new lease has an initial lease term of 12 months ending May 2025 with an option to extend for an additional two months, after which there will be automatic two-month renewals until the lease is terminated.

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

Holders of Common Stock

As of February 17, 2025, there were approximately 11 holders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

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

Overview

Background

We are a biopharmaceutical company focused on developing novel therapeutics for the treatment of serious diseases with unmet medical needs and a commercial focus on the United States market. Our current strategy is to focus our development activities on MN-166 (ibudilast) for neurological and other disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS), chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, substance dependence and addiction (e.g., methamphetamine dependence, opioid dependence, and alcohol dependence), prevention of acute respiratory distress syndrome (ARDS), and Long COVID, and MN-001 (tipelukast) for fibrotic and other metabolic disorders such as nonalcoholic fatty liver disease (NAFLD) and hypertriglycedemia. We were incorporated in Delaware in September 2000.

We have incurred significant net losses since our inception. For the year ended December 31, 2024, we had a net loss of $11.0 million. At December 31, 2024, from inception, our accumulated deficit was $426.8 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

Research, Development and Patent Expenses and Accrued Liabilities

Our research, development and patents expenses consist primarily of license fees related to our product candidates, salaries and related employee benefits, costs associated with the preclinical and clinical development of our product development programs, costs associated with non-clinical activities, such as regulatory expenses, and pre-commercialization manufacturing development activities. We use external service providers to manufacture our compounds to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. Research, development and patents expenses include fees paid to consultants, contract research organizations, contract manufacturers and other external service providers, including professional fees and costs associated with legal services, patents and patent applications for our intellectual property. Internal research and development expenses include costs of compensation and other expenses for research and development personnel, supplies, facility costs and depreciation. We determine accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or state of completion of studies, or the services completed. Costs that are paid in advance of performance are deferred as a prepaid expense and recognized over the service period as the services are performed. Our estimates of accrued expenses as of each balance sheet date are based on the facts and circumstances known at the time. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or low in any particular period. To date, our accrued research, development and patent expenses have not differed significantly from the actual expenses incurred.

The following table summarizes our research, development and patent expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Year Ended December 31,
	2024	2023
External development expense:
MN-166	$4,485	$2,837
MN-001	455	552
Other	12	20
Total external development expense	4,952	3,409
R&D personnel expense	1,608	1,553
R&D facility and depreciation expense	62	58
Patent expense	413	400
Other R&D expense	160	238
Total research, development and patent expense	$7,195	$5,658

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

As of December 31, 2024, the Company performed a qualitative impairment assessment of goodwill and indefinite-lived intangible assets which included an evaluation of changes in industry, market, and macroeconomic conditions as well as consideration of its financial performance and any significant trends. The qualitative assessment indicated that it was not more likely than not that goodwill and indefinite-lived intangible assets are impaired as of December 31, 2024. If the Company experiences a sustained decline in its stock price or other material changes in the significant assumptions that affect the determination of the fair value of the Company’s single reporting unit, it may result in a goodwill and/or intangible asset impairment charge in future periods, and such charge may be material.

Recent Accounting Pronouncements

The impact of recent accounting pronouncements is described in Note 1 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations

Comparison of the Years ended December 31, 2024 and 2023

Revenues

Revenues were $0.0 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $1.0 million was due to the receipt of a milestone payment under an agreement with Genzyme Corporation in 2023, which did not recur in the current year.

Research, Development and Patent Expenses

Research, development and patent expenses for the year ended December 31, 2024 increased by $1.5 million to $7.2 million as compared to $5.7 million for the prior year, primarily due to an increase in MN-166 expenses. The increase in MN-166 related expenses is primarily due to ALS clinical trial related expenses and the evaluation of a new formulation. Additionally, in 2023 we received a $0.7 million payment from BARDA to partially reimburse us for pre-clinical study costs, which was recorded as an offset to MN-166 research and development expense.

General and Administrative

General and administrative expenses for the year ended December 31, 2024 increased by $0.3 million to $5.5 million compared to $5.2 million for the prior year, primarily driven by an increase in performance-based stock option expense and professional fees, partially offset by a reduction in headcount.

Other Expense, net

Other expense for the years ended December 31, 2024 and 2023 was approximately $0.0 million and $0.5 million, respectively. The decrease of $0.5 million was primarily driven by penalties on early disposal of bank certificates of deposit in 2023, which did not recur in the current year.

Interest Income

Interest income for the year ended December 31, 2024 decreased by $0.1 million to $1.7 million compared to $1.8 million for the prior year, primarily driven by lower interest rates on available cash and bank certificates of deposit. Interest income consists of interest earned on our cash and cash equivalents and investments.

Liquidity and Capital Resources

We incurred losses of $11.0 million and $8.6 million for the years ended December 31, 2024 and 2023, respectively. At December 31, 2024, our accumulated deficit was $426.8 million as compared to $415.7 million for the year ended December 31, 2023. Our operating losses to date have been funded primarily through the private placement of our equity securities, the public sale of our common stock, long-term debt, development agreements with partners and the exercise of warrants, net of treasury stock repurchases.

The following table shows a summary of our cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Net cash (used in) provided by:
Operating activities	$(10,643)	$(7,431)
Investing activities	(1)	39,908

Factors That May Affect Future Financial Condition and Liquidity

As of December 31, 2024, we had available cash and cash equivalents of $40.4 million and working capital of $38.1 million. As of the date of this report, we believe we have sufficient working capital to fund operations at least through the end of February 2026. This is based on our expected operating cash needs for 2025 to be approximately $21.3 million and assuming we keep our spend at a similar level for 2026 including expected inflation increases. We expect that this level of operating spend will be sufficient to meet the businesses needs for research and development to help monetize our products in development.

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

At December 31, 2024, we did not have any off balance sheet activity and we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

No shares of common stock were sold under the ATM Agreement for the years ended December 31, 2024 and December 31, 2023.

Contractual Obligations and Commitments

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Such arrangements include those related to the contractual obligations described below:

Lease Commitments

Our operating lease commitments reflect payments due for our lease agreements in San Diego, California and Tokyo, Japan. As of December 31, 2024, our contractual commitments for our leases were $0.4 million, which will be paid over the lease terms.

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

Shareholders and Board of Directors

MediciNova, Inc.

La Jolla, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MediciNova, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Clinical Trial Accruals and Related Prepaid Expenses

As described in Note 1 to the consolidated financial statements, the Company recognizes costs it incurs for preclinical studies, clinical trials and manufacturing activities as research and development expenses based on its evaluation of its vendors’ progress toward completion of specific tasks. Payment timing may differ significantly from the period in which the costs are recognized as expense. Costs for services incurred that have not yet been billed or paid are recognized as accrued expenses. Costs that are paid in advance of performance are deferred as a prepaid expense and recognized over the service period as the services are provided. In estimating the vendors’ progress toward completion of specific tasks, the Company uses data such as patient enrollment, clinical site activations or vendor information of actual costs incurred. This data is obtained through reports from or discussions with Company personnel and outside service providers as to the progress or state of completion of trials, or the completion of services. As of December 31, 2024, the Company recorded $0.7 million in clinical trial accruals and $0.5 million in total prepaid expenses.

We identified the clinical trial accruals and certain prepaid expenses related to clinical trials as a critical audit matter due to management judgment used to estimate the progress toward completion of specific tasks that is dependent upon data and information from internal clinical personnel and outside service providers. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•
Testing the appropriate measurement of clinical trial accruals and related prepaid expenses by obtaining and inspecting significant agreements and agreement amendments, evaluating the Company’s documentation of trial progress and status (including consideration of measures such as patient enrollment and milestones achieved), and testing a sample of transactions and comparing the costs against related invoices and contracts.
•
Testing the completeness of the Company’s clinical trial accruals and related prepaid expenses by evaluating publicly available information (such as press releases and public databases that track clinical trials) and board of directors’ materials regarding the status of clinical trials and inquiring of clinical staff to gain an understanding of the status of significant on-going clinical trials.
•
Testing a sample of subsequent payments to evaluate the completeness of clinical trial accruals at the end of the year.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2015.

San Diego, California

February 19, 2025

MEDICINOVA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
Assets:
Current assets:
Cash and cash equivalents	$40,359,738	$50,999,442
Prepaid expenses and other current assets	714,541	174,938
Total current assets	41,074,279	51,174,380
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Property and equipment, net	25,507	45,800
Right-of-use asset	356,904	575,406
Other non-current assets	18,996	74,151
Total assets	$55,875,926	$66,269,977

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,102,494	$1,003,937
Accrued liabilities and other current liabilities	1,662,860	2,059,238
Operating lease liability	193,769	215,926
Total current liabilities	2,959,123	3,279,101
Deferred tax liability	201,792	201,792
Other non-current liabilities	211,460	410,660
Total liabilities	3,372,375	3,891,553
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2024 and December 31, 2023; 49,046,246 and 49,046,246 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	49,046	49,046
Additional paid-in capital	479,340,901	478,149,161
Accumulated other comprehensive loss	(135,154)	(118,090)
Accumulated deficit	(426,751,242)	(415,701,693)
Total stockholders’ equity	52,503,551	62,378,424
Total liabilities and stockholders’ equity	$55,875,926	$66,269,977

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
	2024	2023
Revenues	$—	$1,000,000
Operating expenses:
Research, development and patents	7,194,731	5,657,895
General and administrative	5,480,600	5,242,370
Total operating expenses	12,675,331	10,900,265
Operating loss	(12,675,331)	(9,900,265)
Interest income	1,670,804	1,834,665
Other expense, net	(39,485)	(502,869)
Loss before income taxes	(11,044,012)	(8,568,469)
Income tax expense	(5,537)	(3,047)
Net loss	$(11,049,549)	$(8,571,516)
Basic and diluted net loss per common share	$(0.23)	$(0.17)
Shares used to compute basic and diluted net loss per common share	49,046,246	49,046,246
Net loss	$(11,049,549)	$(8,571,516)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(17,064)	(2,805)
Comprehensive loss	$(11,066,613)	$(8,574,321)

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2022	49,046,246	$49,046	$477,438,451	$(115,285)	$(407,130,177)	$70,242,035
Share-based compensation	—	—	710,710	—	—	710,710
Net loss	—	—	—	—	(8,571,516)	(8,571,516)
Foreign currency translation adjustments	—	—	—	(2,805)	—	(2,805)
Balance at December 31, 2023	49,046,246	49,046	478,149,161	(118,090)	(415,701,693)	62,378,424
Share-based compensation	—	—	1,191,740	—	—	1,191,740
Net loss	—	—	—	—	(11,049,549)	(11,049,549)
Foreign currency translation adjustments	—	—	—	(17,064)	—	(17,064)
Balance at December 31, 2024	49,046,246	$49,046	$479,340,901	$(135,154)	$(426,751,242)	$52,503,551

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2024	2023
Operating activities:
Net loss	$(11,049,549)	$(8,571,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,191,740	710,710
Depreciation and amortization	21,077	20,295
Non-cash interest on investments	—	(346,390)
Loss on disposal of investments	—	448,903
(Gain) loss on disposal of property and equipment	(198)	472
Change in carrying amount of right-of-use asset	173,522	194,502
Changes in assets and liabilities:
Prepaid expenses and other assets	(491,005)	287,628
Accounts payable, accrued liabilities and other liabilities	(312,347)	19,238
Operating lease liabilities	(176,204)	(194,880)
Net cash used in operating activities	(10,642,964)	(7,431,038)
Investing activities:
Proceeds from disposal of investments	—	39,929,015
Proceeds from sale of property and equipment	198	—
Acquisitions of property and equipment	(895)	(21,299)
Net cash provided by (used in) investing activities	(697)	39,907,716
Effect of exchange rate changes on cash and cash equivalents	3,957	17,271
Net change in cash and cash equivalents	(10,639,704)	32,493,949
Cash and cash equivalents, beginning of year	50,999,442	18,505,493
Cash and cash equivalents, end of year	$40,359,738	$50,999,442
Supplemental disclosure of cash flow information:
Right-of-use asset obtained in exchange for operating lease liability	$42,281	$139,001
Change in carrying amount of right-of-use asset due to termination of lease	$79,229	$—
Income taxes paid	$5,042	$3,667

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

MediciNova, Inc. (the Company or MediciNova) was incorporated in the state of Delaware in September 2000 and is a public company. The Company’s common stock is listed in both the United States and Japan and trades on the Nasdaq Global Market and the Standard Market of the Tokyo Stock Exchange. The Company is a biopharmaceutical company focused on developing novel therapeutics for the treatment of serious diseases with unmet medical needs with a commercial focus on the United States market. The Company’s current strategy is to focus its development activities on MN-166 (ibudilast) for neurological and other disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS), chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, substance dependence and addiction (e.g., methamphetamine dependence, opioid dependence, and alcohol dependence), prevention of acute respiratory distress syndrome (ARDS), and Long COVID, and MN-001 (tipelukast) for fibrotic and other metabolic disorders such as nonalcoholic fatty liver disease (NAFLD) and hypertriglycedemia.

Principles of Consolidation

The consolidated financial statements include the accounts of MediciNova, Inc. and its wholly owned subsidiaries MediciNova Japan, Inc., MediciNova (Europe) Limited, MediciNova Europe GmbH, MediciNova Canada, Inc. and Avigen Inc. The financial statements of the Company’s foreign subsidiaries are measured using their local currency as the functional currency. The resulting translation adjustments are recorded as a component of other comprehensive income or loss. Intercompany transaction gains or losses at each period end are included as translation adjustments and recorded within other comprehensive income or loss. All intercompany transactions and balances are eliminated in consolidation.

Segment Reporting

An operating segment is identified as a component of an enterprise that engages in business activities about which separate discrete financial information and operating results is regularly reviewed by the chief operating decision-maker (CODM) in making decisions regarding resource allocation and assessing performance. The Company's CODM is the senior executive committee which is comprised of the Chief Executive Officer, Chief Medical Officer, and the Chief Financial Officer. The Company operates in a single operating segment – the acquisition and development of small molecule therapeutics for the treatment of serious diseases with unmet medical needs. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net loss as reported on the statement of operations, after taking into account the Company's strategic priorities, its cash balance, and its expected use of cash. Further, the CODM reviews and utilizes functional expenses (i.e., research, development, and patent expense, and general and administrative) at the consolidated level to manage the Company's operations. Other segment items included in consolidated net loss are revenues, stock-based compensation, depreciation and amortization, interest income, other expense, net, and income tax expense, which are reflected in the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.

The following table presents financial information, including significant segment expenses, which are regularly provided to the CODM and included within segment and consolidated net loss:

	Year Ended December 31,
	2024	2023
Revenues	$—	$1,000,000
Operating expenses, excluding stock-based compensation
Research, development and patents	6,751,167	5,417,627
General and administrative	4,732,424	4,771,928
Total operating expenses, excluding stock-based compensation	11,483,591	10,189,555
Stock-based compensation
Research, development and patents	443,564	240,268
General and administrative	748,176	470,442
Total stock-based compensation	1,191,740	710,710
Total operating expenses	12,675,331	10,900,265
Operating loss	(12,675,331)	(9,900,265)
Interest income	1,670,804	1,834,665
Other expense, net	(39,485)	(502,869)
Income tax expense	(5,537)	(3,047)
Segment and consolidated net loss	$(11,049,549)	$(8,571,516)

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

Investments

Investments purchased with an original maturity of greater than three months are classified as investments. Investments are stated at fair value and are classified as current or non-current based on the nature of the securities as well as their stated maturities. There were no investments held as of December 31, 2024 and December 31, 2023, respectively.

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

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $6.8 million and $5.3 million for the years ended December 31, 2024 and 2023, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents in Research, Development and Patents expenses. Such patent-related expenses totaled $0.4 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively.

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

Clinical Trial Accruals and Prepaid Expenses

Costs for preclinical studies, clinical studies and manufacturing activities are recognized as research and development expenses based on an evaluation of the progress by Company vendors towards completion of specific tasks, using data such as patient enrollment, clinical site activations or information provided to the Company by such vendors regarding their actual costs incurred. Payments for these activities are based on the terms of individual contracts and payment timing may differ significantly from the period in which the services are performed. The Company determines accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or state of completion of studies, or the services completed. The Company’s estimates of accrued expenses as of each balance sheet date are based on the facts and circumstances known at the time. Costs that are paid in advance of performance are deferred as a prepaid expense and recognized over the service period as the services are provided. As of December 31, 2024, the Company recorded $0.7 million and $0.5 million in clinical trial accruals and prepaid expenses, respectively. As of December 31, 2023, the Company recorded $1.0 million and $0.0 million in clinical trial accruals and prepaid expenses, respectively.

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

Potentially dilutive outstanding securities of 7,040,894 and 7,781,749 consisting of stock options for the years ended December 31, 2024 and 2023, respectively, were excluded from diluted net loss per common share because of their anti-dilutive effect.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 improves the disclosures about a public entity’s reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment’s expenses. Specifically, it requires that a public entity: 1) disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, 2) disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss, 3) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, and 4) disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU also requires a public entity that has a single reportable segment to provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. Further, the ASU clarifies that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures. However, at least one of the reported segment profit or loss measures should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements. The amendments are effective for all public entities that are required to report segment information for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented. The Company adopted this standard effective January 1, 2024 using a retrospective method. The adoption of ASU 2023-07 resulted in additional segment disclosures, including the identification of the CODM and how the CODM assesses the operating performance of the segment, as well as disclosure of segment expenses that are regularly provided to the CODM.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures. Specifically, it requires that a public business entity: 1) disclose, on an annual basis, an income tax rate reconciliation in a tabular form, disclosing specific categories and providing additional information for reconciling items that meet a quantitative threshold; 2) disclose on an annual basis the following information about income taxes paid: i) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, ii) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received); 3) all entities are required to disclose: i) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and ii) income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024. For all other entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this ASU should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the potential impact that this standard will have on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosure of the nature of expenses included in the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact that this standard will have on its consolidated financial statements and related disclosures.

2. Revenue Recognition

Revenue Recognition Policy

Revenues historically have consisted mainly of research and development services performed under a contract with a customer. The Company evaluates the separate performance obligation(s) under each contract, allocates the transaction price to each performance obligation considering the estimated stand-alone selling prices of the services and recognizes revenue upon the satisfaction of such obligations at a point in time or over time dependent on the satisfaction of one of the following criteria: (1) the customer simultaneously receives and consumes the economic benefits provided by the vendor’s performance; (2) the vendor creates or enhances an asset controlled by the customer; (3) the vendor’s performance does not create an asset for which the vendor has an alternative use; and (4) the vendor has an enforceable right to payment for performance completed to date.

Genzyme Corporation

In December 2005, Avigen, Inc. and Genzyme Corporation (Genzyme) entered into an Assignment Agreement (the Genzyme Agreement) in which Genzyme acquired certain gene therapy intellectual property, programs and other related assets from Avigen, Inc. in exchange for an upfront payment and potential additional development milestone payments, sublicensing fees, and royalty payments based on the successful development of products by Genzyme utilizing technologies previously developed by Avigen. The Company subsequently acquired Avigen in December 2009 along with Avigen’s rights and obligations under the Genzyme Agreement. If Genzyme fails to diligently pursue the commercialization or marketing of products using the assigned technology, as specified in the Genzyme Agreement, some of the rights assigned could revert back to the Company at a future date.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs are quoted prices for similar items in active markets or inputs are quoted prices for identical or similar items in markets that are not active near the measurement date; and

Level 3:	Unobservable inputs due to little or no market data, which require the reporting entity to develop its own assumptions.

The carrying amount and approximate fair value of financial instruments as of December 31, 2024 and 2023, were as follows:

	December 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Cash equivalents:
Mutual funds	$21,501,081	$21,501,081	$782,382	$782,382	Level 1

4. Balance Sheet Details

Property and Equipment

Property and equipment, net, consist of the following:

	December 31,
	2024	2023
Leasehold improvements	$—	$12,579
Furniture and equipment	85,613	134,106
Software	342,628	342,628
	428,241	489,313
Less accumulated depreciation and amortization	(402,734)	(443,513)
Property and equipment, net	$25,507	$45,800

The Company uses the straight-line method to record depreciation expense with useful lives of three to five years. Leasehold improvements are amortized over a useful life of five years. Depreciation and amortization of property and equipment of $21,077 and $20,295 was recorded for the years ended December 31, 2024 and 2023, respectively.

Accrued Liabilities and Other Current Liabilities

Accrued liabilities and other current liabilities consist of the following:

	December 31,
	2024	2023
Accrued compensation	$785,949	$824,390
Clinical trial accruals	726,130	1,034,720
Professional services fees	23,949	35,753
Other	126,832	164,375
Total accrued liabilities and other current liabilities	$1,662,860	$2,059,238

5. Commitments and Contingencies

Lease Commitments

The Company has operating leases primarily for real estate in the United States and Japan. The United States lease is for the Company’s headquarters in San Diego and has a term of five years ending January 31, 2027, with annual escalations. In April 2024, the Company provided notice to terminate its previous lease agreement for its Tokyo office, effective October 2024, and in May 2024, the Company entered into a new lease agreement, effective June 2024, for a different office space for its Tokyo location. The new lease has an initial lease term of 12 months ending May 2025 with an option to extend for an additional two months, after which there will be automatic two-month renewals until the lease is terminated. In measuring the lease liability, the Company determined that it was reasonably certain that it would exercise one renewal option. Accordingly, the Company used a lease term of 14 months in measuring the lease liability. The Company measured the lease liability based on the present value of the future lease payments, including the one extension option that is reasonably certain to be exercised, discounted using the estimated incremental borrowing rate of 6.51%, which is the interest rate that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments at initial commencement. The real estate operating leases are included in “Right-of-use asset” on the Company's consolidated balance sheets and represents the Company’s right to use the underlying assets for the lease term. The Company’s obligation to make lease payments are included in "Operating lease liability" and "Other non-current liabilities" on the Company's consolidated balance sheets.

Information related to the Company’s right-of-use assets and related lease liabilities are as follows:

	Year Ended December 31,
	2024	2023

Cash paid for operating lease liabilities	$261,069	$257,326
Operating lease costs	258,647	257,931
Right-of-use assets obtained in exchange for new operating lease obligations	42,281	139,001

Current operating lease liabilities	$193,769	$215,926
Non-current operating lease liabilities	211,460	410,660
Total operating lease liabilities	$405,229	$626,586

Weighted-average remaining lease term	1.98	2.81
Weighted-average discount rate	9.6%	9.3%

Maturities of operating lease liabilities as of December 31, 2024 were as follows:
2025	$224,061
2026	206,483
2027	17,269
2028	—
2029	—
Thereafter	—
Total minimum payments	$447,813
Less imputed interest	(42,584)
Total lease liabilities	$405,229

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

No milestone payments have been made under these agreements during the years ended December 31, 2024 and 2023. For products currently in development, future potential milestone payments based on product development of MN-166 (ibudilast) and MN-001 (tipelukast) are $10 million as of December 31, 2024. For all other products, future potential milestone payments related to development milestones and commercialization milestones totaled $16.5 million as of December 31, 2024. There are no minimum royalties required under any of the license agreements. The Company is unable to estimate with certainty the timing on when these milestone payments will occur as these payments are dependent upon the progress of the Company’s product development programs.

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

As of December 31, 2024, 2,893,673 shares remain available for future grant under the 2023 Plan.

Certain of the employee stock options granted contain performance conditions, the vesting of which is based on a determination made by the board of directors or its compensation committee as to the achievement of certain corporate objectives at the end of the performance period. The grant date of such awards is the date on which the board of directors or its compensation committee makes its determination. For periods preceding the grant date, the expense related to these awards is measured based on their fair value at each reporting date. The estimated fair value of the performance awards granted and the resulting expense is based upon a certain level of achievement of the corporate objectives and other assumptions in determining fair value. The amount of expense ultimately recognized upon the grant date at completion of the performance period could change from the estimate as a result of various factors, including the level of achievement of the corporate objectives, changes in the assumptions used in the Black-Scholes model in determining fair value or fluctuations in the Company’s stock price during the performance period. As of December 31, 2024, there were a total of 809,000 shares underlying performance options that were subject to vesting based on achievement of corporate objectives for 2024. In January 2025, the compensation committee and the board of directors determined that the performance milestones were achieved at various levels, and accordingly 783,000 of these options vested and the remaining shares were forfeited.

Stock Options

Options granted under the 2023 Plan and the 2013 Plan have terms of ten years from the date of grant unless earlier terminated and generally vest over a one to four-year period.

The exercise price of all options granted during the years ended December 31, 2024 and 2023 was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information for the years ended December 31, 2024 and 2023 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	7,985,250	$5.55
Granted	788,683	$2.39
Exercised	—	$-
Cancelled	(992,184)	$3.27
Outstanding at December 31, 2023	7,781,749	$5.52
Granted	1,100,000	$1.51
Exercised	—	$-
Cancelled	(1,840,855)	$4.64
Outstanding at December 31, 2024	7,040,894	$5.12
Exercisable at December 31, 2024	6,180,894	$5.62

	Number of Option Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2023	773,517	$1.61
Granted	1,100,000	$0.99
Vested	(583,412)	$1.56
Forfeitures	(430,105)	$1.32
Non-vested at December 31, 2024	860,000	$1.00

Options outstanding and exercisable at December 31, 2024 had a weighted average contractual life of 4.59 years and 3.97 years, respectively.

As of December 31, 2024 and 2023, the total intrinsic value of options outstanding was $0.5 million and $0, respectively. Total intrinsic value of options exercisable was $25,840 and $0 as of December 31, 2024 and 2023, respectively. Total fair value of options vested was $0.9 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively.

Compensation Expense

The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	Year Ended December 31,
	2024	2023
Stock Options
Risk-free interest rate	4.38%	3.83%
Expected volatility of common stock	72.25%	75.28%
Dividend yield	0.00%	0.00%
Expected option term (in years)	4.62	4.68

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

The weighted-average fair value of each stock option granted during the years ended December 31, 2024 and 2023, estimated as of the grant date using the Black-Scholes option valuation model, was $0.99 per option and $1.59 per option, respectively.

Stock-based compensation expense for stock option awards are reflected in total operating expenses for each respective year. The following table summarizes stock-based compensation expense for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Research, development and patents	$443,564	$240,268
General and administrative	748,176	470,442
Total stock-based compensation expense	$1,191,740	$710,710

As of December 31, 2024, there was $0.1 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.12 years, on a straight-line basis.

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

No shares of common stock were sold under the ATM Agreement in the years ended December 31, 2024 and 2023, respectively.

Common Stock Reserved for Future Issuance

The following table summarizes common stock reserved for future issuance at December 31, 2024:

Common stock reserved for issuance upon exercise of options outstanding (under the 2004 Plan, 2013 Plan and 2023 Plan)	7,040,894
Common stock reserved for future equity awards (under the 2023 Plan)	2,893,673
9,934,567

8. Income Taxes

A reconciliation of loss before income taxes for domestic and foreign locations for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
United States	$(11,060,506)	$(8,587,967)
Foreign	16,494	19,498
Loss before income taxes	$(11,044,012)	$(8,568,469)

A reconciliation of income tax expense for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
Current:	2024	2023
Federal	$—	$—
State	—	—
Foreign	(5,537)	(3,047)
Total current income tax expense	(5,537)	(3,047)
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred income tax expense	—	—
Total income tax expense	$(5,537)	$(3,047)

The significant components of deferred income taxes at December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
Deferred tax assets:	2024	2023
Net operating loss carryforwards	$71,161,394	$69,980,468
Research tax credits	9,173,787	10,034,233
Stock options	938,846	1,497,450
Other, net	269,439	355,204
Right-of-use liability	106,148	166,832
Research and experimentation capitalization	3,985,733	2,626,585
Total deferred tax assets	85,635,347	84,660,772
Deferred tax liabilities
Right-of-use asset	(94,000)	(152,511)
In-process research and development	(1,343,213)	(1,343,213)
Total deferred tax liabilities	(1,437,213)	(1,495,724)
Net deferred tax assets	84,198,134	83,165,048
Valuation allowance	(84,399,926)	(83,366,840)
Net deferred tax liability	$(201,792)	$(201,792)

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The net change in the valuation allowance during the year ended December 31, 2024 was an increase of $1.0 million. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

At December 31, 2024, the Company has federal and California net operating loss (NOL) carryforwards of approximately $280.2 million and $193.9 million, respectively. $225.8 million of federal NOL carryforwards begin to expire in 2025, $54.4 million of federal NOL carryforwards can be carried forward indefinitely, and the California NOL carryforwards begin to expire in 2028. At December 31, 2024, the Company also had federal and California research tax credit carry-forwards of approximately $8.3 million and $2.4 million, respectively. The federal research tax credit carryforwards begin to expire in 2025, and the California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized.

The above NOL carryforward and the research tax credit carryforwards are subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions due to ownership change limitations that have occurred which will limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards for a period of inception through December 2023, and did not experience any ownership changes which triggers the limitation. There is a risk that additional changes in ownership have occurred since the completion of the Company’s analysis. If a change in ownership were to have occurred, additional NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, related to the Company’s operations in the United States will not impact the Company’s effective tax rate.

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	4.8	6.3
Tax credits	(0.6)	3.8
Change in valuation allowance	(9.4)	(11.8)
Expiration of attributes	(3.0)	(12.0)
Stock compensation	(4.0)	(1.9)
Uncertain tax positions	(8.9)	(6.4)
Other	0.1	1.0
Provision for income taxes	0.0%	0.0%

The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be sustained upon examination by the relevant income tax authorities.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2024	2023
Gross unrecognized tax benefits at January 1	$1,589,266	$896,981
Additions for tax positions taken in the prior year	1,079,358	—
Additions for tax positions taken in the current year	28,452	692,285
Gross unrecognized tax benefits at December 31	$2,697,076	$1,589,266

If recognized, none of the unrecognized tax benefits as of December 31, 2024 would reduce the annual effective tax rate, primarily due to corresponding adjustments to the valuation allowance.

The Company files income tax returns in the United States, California and foreign jurisdictions. Due to the Company’s losses incurred, the Company is essentially subject to income tax examination by tax authorities from inception to date. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2024, there are no significant accruals for interest related to unrecognized tax benefits or tax penalties. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.

9. Employee Savings Plan

The Company has an employee savings plan available to substantially all employees. Under the plan, an employee may elect salary reductions which are contributed to the plan. The plan provides for discretionary contributions by the Company, which totaled $84,826 and $115,950 for the years ended December 31, 2024 and 2023, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers

During the last fiscal quarter of the year ended December 31, 2024, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdiction the Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be contained in our definitive proxy statement in connection with our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the conclusion of our fiscal year ended December 31, 2024 (Proxy Statement) and is incorporated in this Annual Report on Form 10-K by reference.

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

We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item will be contained in our Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain of the information required by this item will be contained in our Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

The following table provides information as of December 31, 2024 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders (1)	7,040,894	$5.12	2,893,673
Equity Compensation Plans not approved by security holders	—	—	—
Total	7,040,894	$5.12	2,893,673

(1)
Consists of the Amended and Restated 2004 Stock Incentive Plan, the 2013 Equity Incentive Plan, the 2023 Equity Incentive Plan, and the 2007 Employee Stock Purchase Plan (ESPP).

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in our Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

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

4.2

Amended and Restated Registration Rights Agreement, dated September 2, 2004, among the Registrant, its founders and the investors named therein (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-119433) filed October 1, 2004).

4.3	Description of Capital Stock (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K (File No. 001-33185) filed February 19, 2021).

10.1*

Form of Indemnity Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K (File No. 001-33185) filed March 28, 2013).

10.2*	2007 Employee Stock Purchase Plan of the Registrant (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-33185) filed March 13, 2007).

10.3*	2013 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K (File No. 001-33185) filed March 27, 2014).

10.4*

Amended and Restated 2013 Equity Incentive Plan of the Registrant. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33185) filed July 26, 2017).

10.5*

Form of Notice of Stock Option Grant and Stock Option Agreement for awards pursuant to the 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33185) filed November 7, 2013).

10.6*

2023 Equity Incentive Plan and forms of award agreements thereunder of the Registrant (incorporated by reference to Exhibit 99.1 of the Registrant’s Post-Effective Amendment No. 1 to Registration Statements on Form S-8 (File Nos. 333-264938, 333-232239, 333-219491, 333-190490) filed January 19, 2024).

Exhibit Number	Description
10.7*

Executive Employment Agreement, dated April 1, 2007, between the Registrant and Yuichi Iwaki, M.D., Ph.D. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed April 4, 2007).

10.8*

Form of First Amendment to Employment Agreement, dated December 31, 2010, between the Registrant and Yuichi Iwaki, M.D., Ph.D. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed January 4, 2011).

10.9*

Severance Protection Agreement, dated July 14, 2014, between the Registrant and Dr. Yuichi Iwaki (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33185) filed August 13, 2014).

10.10*

Severance Protection Agreement, dated July 14, 2014, between the Registrant and Dr. Kazuko Matsuda (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33185) filed August 13, 2014).

10.11*

Severance Protection Agreement, dated July 14, 2014, between the Registrant and Geoffrey O’Brien (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33185) filed August 13, 2014).

10.12*

Consulting Agreement, dated April 2, 2024, between the Registrant and Geoffrey O’Brien (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33185) filed August 8, 2024).

10.13

Lease, dated July 20, 2021, between MediciNova, Inc. and the Irvine Company LLC (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed July 23, 2021).

10.14†

Assignment Agreement, dated December 19, 2005, between Genzyme Corporation and Avigen, Inc. (incorporated by reference to Exhibit 10.58 of Avigen, Inc.’s Annual Report on Form 10-K (File No. 000-28272) filed March 16, 2006).

10.15

Securities Purchase Agreement, dated January 11, 2021, between the Company and 3D Opportunity Master Fund (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed January 12, 2021).

10.16

Shareholder Rights Agreement, dated January 11, 2021, between the Company and 3D Opportunity Master Fund (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed January 12, 2021).

10.17

Services Agreement, dated August 1, 2021, between MediciNova, Inc. and Signature Analytics LLC (acquired by Citrin Cooperman Advisors LLC) (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33185) filed August 2, 2021).

19.1	MediciNova, Inc. Statement of Company Policy, Trades in the Company’s Securities by Insiders and Confidential Information.
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Registrant’s Annual Report on Form 10-K/A (File No. 001-33185) filed March 28, 2023).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (see signature page).

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Act of 1933.

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Act of 1933.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
97.1	MediciNova, Inc. Recovery of Erroneously Awarded Compensation Policy (incorporated by reference to Exhibit 97.1 of the Registrant’s Annual Report on 10-K (File No. 001-33185) filed February 15, 2024).
101

The following financial statements from MediciNova, Inc. on Form 10-K as of and for the year ended December 31, 2024 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements.

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

MEDICINOVA, INC.
A Delaware Corporation

Date: February 19, 2025	By:	/s/ Yuichi Iwaki
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

Signature	Title	Date

/s/ Yuichi Iwaki Yuichi Iwaki, M.D., Ph.D.	Chairman of the Board of Directors, President and Chief Executive Officer (Principal executive officer)	February 19, 2025

/s/ Jason Kruger Jason Kruger	Chief Financial Officer (Principal financial and accounting officer)	February 19, 2025

/s/ Carolyn Beaver Carolyn Beaver	Director	February 19, 2025

/s/ Nicole Lemerond Nicole Lemerond	Director	February 19, 2025
/s/ Kazuko Matsuda Kazuko Matsuda	Director	February 19, 2025
/s/ Hideki Nagao Hideki Nagao	Director	February 19, 2025