Form 10-Q
period 2025-09-30
MEDICINOVA INC
filed 2025-11-12
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

As of November 10, 2025, the registrant had 49,046,246 shares of Common Stock ($0.001 par value) outstanding.

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

MEDICINOVA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$32,562,612	$40,359,738
Prepaid expenses and other current assets	359,909	714,541
Total current assets	32,922,521	41,074,279
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Property and equipment, net	12,933	25,507
Right-of-use asset	223,698	356,904
Other non-current assets	18,996	18,996
Total assets	$47,578,388	$55,875,926
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$745,958	$1,102,494
Accrued liabilities and other current liabilities	1,888,833	1,662,860
Deferred revenue	521,899	—
Operating lease liability	180,751	193,769
Total current liabilities	3,337,441	2,959,123
Deferred tax liability	201,792	201,792
Other non-current liabilities	74,399	211,460
Total liabilities	3,613,632	3,372,375
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2025 and December 31, 2024; 49,046,246 and 49,046,246 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	49,046	49,046
Additional paid-in capital	479,989,433	479,340,901
Accumulated other comprehensive loss	(126,803)	(135,154)
Accumulated deficit	(435,946,920)	(426,751,242)
Total stockholders’ equity	43,964,756	52,503,551
Total liabilities and stockholders' equity	$47,578,388	$55,875,926

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$123,319	$—	$257,918	$—
Operating expenses:
Costs of services	115,272	—	231,621	—
Research, development and patents	1,582,975	1,859,400	5,611,429	5,287,318
General and administrative	1,806,070	1,449,728	4,605,468	4,204,299
Total operating expenses	3,504,317	3,309,128	10,448,518	9,491,617
Operating loss	(3,380,998)	(3,309,128)	(10,190,600)	(9,491,617)
Interest income	340,850	447,847	1,001,916	1,280,708
Other income (expense), net	(10,225)	9,102	(6,994)	(23,988)
Net loss	$(3,050,373)	$(2,852,179)	$(9,195,678)	$(8,234,897)
Basic and diluted net loss per common share	$(0.06)	$(0.06)	$(0.19)	$(0.17)
Shares used to compute basic and diluted net loss per common share	49,046,246	49,046,246	49,046,246	49,046,246
Net loss	$(3,050,373)	$(2,852,179)	$(9,195,678)	$(8,234,897)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	568	7,724	8,351	(5,713)
Comprehensive loss	$(3,049,805)	$(2,844,455)	$(9,187,327)	$(8,240,610)

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2025
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2024	49,046,246	$49,046	$479,340,901	$(135,154)	$(426,751,242)	$52,503,551
Share-based compensation	—	—	285,943	—	—	285,943
Net loss	—	—	—	—	(2,864,120)	(2,864,120)
Foreign currency translation adjustments	—	—	—	5,102	—	5,102
Balance at March 31, 2025	49,046,246	49,046	479,626,844	(130,052)	(429,615,362)	49,930,476
Share-based compensation	—	—	204,897	—	—	204,897
Net loss	—	—	—	—	(3,281,185)	(3,281,185)
Foreign currency translation adjustments	—	—	—	2,681	—	2,681
Balance at June 30, 2025	49,046,246	49,046	479,831,741	(127,371)	(432,896,547)	46,856,869
Share-based compensation	—	—	157,692	—	—	157,692
Net loss	—	—	—	—	(3,050,373)	(3,050,373)
Foreign currency translation adjustments	—	—	—	568	—	568
Balance at September 30, 2025	49,046,246	$49,046	$479,989,433	$(126,803)	$(435,946,920)	$43,964,756

	Nine Months Ended September 30, 2024
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2023	49,046,246	$49,046	$478,149,161	$(118,090)	$(415,701,693)	$62,378,424
Share-based compensation	—	—	215,430	—	—	215,430
Net loss	—	—	—	—	(2,754,518)	(2,754,518)
Foreign currency translation adjustments	—	—	—	(8,892)	—	(8,892)
Balance at March 31, 2024	49,046,246	49,046	478,364,591	(126,982)	(418,456,211)	59,830,444
Share-based compensation	—	—	207,455	—	—	207,455
Net loss	—	—	—	—	(2,628,200)	(2,628,200)
Foreign currency translation adjustments	—	—	—	(4,545)	—	(4,545)
Balance at June 30, 2024	49,046,246	49,046	478,572,046	(131,527)	(421,084,411)	57,405,154
Share-based compensation	—	—	504,862	—	—	504,862
Net loss	—	—	—	—	(2,852,179)	(2,852,179)
Foreign currency translation adjustments	—	—	—	7,724	—	7,724
Balance at September 30, 2024	49,046,246	$49,046	$479,076,908	$(123,803)	$(423,936,590)	$55,065,561

See accompanying notes.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2025	2024
Operating activities:
Net loss	$(9,195,678)	$(8,234,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	648,532	927,747
Depreciation and amortization	15,544	15,900
Gain on disposal of property and equipment	—	(199)
Change in carrying amount of right-of-use asset	134,433	129,179
Changes in assets and liabilities:
Prepaid expenses and other assets	356,117	(755,820)
Accounts payable, accrued liabilities and other liabilities	(122,519)	(665,592)
Deferred revenue	521,899	—
Operating lease liability	(151,592)	(127,550)
Net cash used in operating activities	(7,793,264)	(8,711,232)
Investing activities:
Proceeds from sale of property and equipment	—	199
Acquisitions of property and equipment	(2,899)	(897)
Net cash used in investing activities	(2,899)	(698)
Effect of exchange rate changes on cash and cash equivalents	(963)	(6,894)
Net change in cash and cash equivalents	(7,797,126)	(8,718,824)
Cash and cash equivalents, beginning of period	40,359,738	50,999,442
Cash and cash equivalents, end of period	$32,562,612	$42,280,618
Supplemental disclosure of non-cash investing activities:
Right-of-use asset obtained in exchange for operating lease liability	$—	$42,281

Change in carrying amount of right-of-use asset due to termination of lease	$—	$79,229

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

Liquidity

The Company has incurred net losses since its inception and has negative operating cash flows. As of September 30, 2025, the Company had $32.6 million in cash and cash equivalents and believes it has sufficient cash to meet its funding requirements for at least the next 12 months following the issuance date of these consolidated financial statements. For the foreseeable future, the Company expects to continue to incur losses and require additional capital to further advance its clinical trial programs and support its other operations. The Company cannot be certain that additional funding will be available on acceptable terms, or at all.

Principles of Consolidation

The consolidated financial statements include the accounts of MediciNova, Inc. and its wholly owned subsidiaries, MediciNova Japan, Inc., MediciNova (Europe) Limited, MediciNova Europe GmbH, MediciNova Canada, Inc. and Avigen, Inc. The financial statements of the Company’s foreign subsidiaries are measured using their local currency as the functional currency. The resulting translation adjustments are recorded as a component of other comprehensive income or loss. Intercompany transaction gains or losses at each period end are included as translation adjustments and recorded within other comprehensive income or loss. All intercompany transactions and balances are eliminated in consolidation.

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

The following table presents financial information, including significant segment expenses, which are regularly provided to the CODM and included within segment and consolidated net loss:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues	$123,319	$—	$257,918	$—
Operating expenses, excluding stock-based compensation
Costs of services	115,272	—	231,621	—
Research, development and patents	1,523,489	1,643,659	5,355,670	4,911,359
General and administrative	1,707,864	1,160,607	4,212,695	3,652,511
Total operating expenses, excluding stock-based compensation	3,346,625	2,804,266	9,799,986	8,563,870
Stock-based compensation
Research, development and patents	59,486	215,741	255,759	375,959
General and administrative	98,206	289,121	392,773	551,788
Total stock-based compensation	157,692	504,862	648,532	927,747
Total operating expenses	3,504,317	3,309,128	10,448,518	9,491,617
Operating loss	(3,380,998)	(3,309,128)	(10,190,600)	(9,491,617)
Interest income	340,850	447,847	1,001,916	1,280,708
Other income (expense), net	(10,225)	9,102	(6,994)	(23,988)
Segment and consolidated net loss	$(3,050,373)	$(2,852,179)	$(9,195,678)	$(8,234,897)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and other highly liquid investments including money market and mutual fund accounts, with original maturities of three months or less from the date of purchase.

Accounts Receivable

Accounts receivable is recorded net of allowance for credit losses. There was no allowance for credit losses required as of September 30, 2025. The accounts receivable balance as of September 30, 2025 and December 31, 2024 was $0.

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $1.5 million and $1.8 million for the three months ended September 30, 2025 and 2024, respectively, and $5.3 million and $5.0 million for the nine months ended September 30, 2025 and 2024, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents in Research, Development and Patents expenses. Such patent-related expenses totaled $0.1 million for both the three months ended September 30, 2025 and 2024, and $0.3 million for both the nine months ended September 30, 2025 and 2024.

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

Mayo Foundation for Medical Education and Research

In December 2024, the Company entered into an agreement with Mayo Foundation for Medical Education and Research (Mayo), to support clinical research services to evaluate the efficacy of MN-166 (ibudilast) in ALS. The agreement has an initial one year term, with automatic successive one year terms unless either party gives written notice of non-renewal to the other party not less than 90 days prior to the end of the end of the then-current term, with payment for services due within 60 days from invoice. The agreement can be terminated by either party upon the occurrence of certain events, including by either party, without cause, upon not less than 30 days prior written notice. In August 2025, the Mayo agreement was amended to extend the initial term until August 2026. The Company assessed the services in accordance with the authoritative guidance and concluded that it met the definition of a contract per ASC 606 with one performance obligation. The performance obligation identified was for pharmacovigilance and clinical research support services satisfied over time using the cost-to-cost method. In March 2025, the first study site enrolled the first patients into the study and principal services under the agreement began in April 2025. In August 2025, the Company received $0.8 million from Mayo, of which $0.5 million is a current liability recognized as deferred revenue. The Company recognized revenue of $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively. The remaining performance obligation under this agreement relates to pharmacovigilance and clinical research support services, which will be satisfied over the remaining term of the agreement.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs are quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active near the measurement date; and

Level 3:	Unobservable inputs due to little or no market data, which require the reporting entity to develop its own assumptions.

The carrying amount and approximate fair value of financial instruments as of September 30, 2025 and December 31, 2024, were as follows:

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Cash and cash equivalents:
Mutual funds	$31,807,348	$31,807,348	$21,501,081	$21,501,081	Level 1

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

Information related to the Company’s right-of-use assets and related lease liabilities are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Cash paid for operating lease liabilities	$53,284	$70,720	$174,427	$204,177
Operating lease costs	48,613	74,378	158,885	206,228

	September 30,	December 31,
	2025	2024
Current operating lease liabilities	$180,751	$193,769
Non-current operating lease liabilities	74,399	211,460
Total operating lease liabilities	$255,150	$405,229

Weighted-average remaining lease term (in years)	1.34	1.98
Weighted-average discount rate	9.8%	9.6%

Maturities of operating lease liabilities as of September 30, 2025 were as follows:
2025 (remaining three months)	$49,572
2026	206,483
2027	17,269
2028	—
2029	—
Thereafter	—
Total minimum payments	273,324
Less imputed interest	(18,174)
Total lease liabilities	$255,150

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

No milestone payments have been made under these agreements during the nine months ended September 30, 2025 and 2024. For products currently in development, future potential milestone payments based on product development of MN-166 (ibudilast) and MN-001 (tipelukast) are $10 million as of September 30, 2025. For all other products, future potential milestone payments related to development milestones and commercialization milestones totaled $16.5 million as of September 30, 2025. There are no minimum royalties required under any of the license agreements. The Company is unable to estimate with certainty the timing on when these milestone payments will occur as these payments are dependent upon the progress of the Company’s product development programs.

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

As of September 30, 2025, 2,032,173 shares remain available for future grants under the 2023 Plan.

Certain of the employee stock options granted contain performance conditions, the vesting of which is based on a determination made by the compensation committee followed by an approval of the board of directors as to the achievement of certain corporate objectives at the end of the performance period. The grant date of such awards is the date on which the board of directors makes its determination. For periods preceding the grant date, the expense related to these awards is measured based on their fair value at each reporting date. The estimated fair value of the performance awards granted and the resulting expense is based upon a certain level of achievement of the corporate objectives and other assumptions in determining fair value. The amount of expense ultimately recognized upon the grant date at completion of the performance period could change from the estimate as a result of various factors, including the level of achievement of the corporate objectives, changes in the assumptions used in the Black-Scholes model in determining fair value or fluctuations in the Company’s stock price during the performance period. As of September 30, 2025, there were a total of 970,000 shares underlying performance options that were subject to vesting based on achievement of corporate objectives and employee performance for 2025.

Stock Options

Options granted under the 2023 Plan and the 2013 Plan have terms of ten years from the date of grant unless earlier terminated and generally vest over a one or four year period. The exercise price of all options granted through September 30, 2025 and 2024, was equal to the fair market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of September 30, 2025 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2024	7,040,894	$5.12
Granted	1,380,500	2.00
Exercised	—	—
Forfeited	(103,000)	1.86
Expired	(416,000)	3.08
Outstanding at September 30, 2025	7,902,394	$4.73
Exercisable at September 30, 2025	6,758,306	$5.18

Compensation Expense

Stock-based compensation expense for stock option awards are reflected in total operating expenses for each respective period. The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Research, development and patents	$59,486	$215,741	$255,759	$375,959
General and administrative	98,206	289,121	392,773	551,788
Total stock-based compensation expense	$157,692	$504,862	$648,532	$927,747

The Company uses the Black-Scholes valuation model for determining the estimated fair value for stock-based awards granted to employees and considers management’s current expectations of the achievement of the performance objectives for the year. The following table provides the assumptions used in the Black-Scholes valuation model used to estimate the fair value of options granted during the nine months ended September 30, 2025 and 2024, and to estimate the fair value of performance-based stock options as of September 30, 2025 and 2024.

	Nine months ended September 30,
	2025	2024
Stock Options
Risk-free interest rate	3.74 - 4.48%	4.21 - 4.41%
Expected volatility of common stock	60.50 - 75.66%	72.83 - 74.05%
Dividend yield	0.00%	0.00%
Expected term (in years)	4.53 - 5.31	5.30 - 5.77

As of September 30, 2025, there was $0.3 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.31 years, on a straight-line basis. Such compensation cost will ultimately be adjusted based upon actual performance compared to the corporate objectives as described above.

The weighted-average fair value of each stock option granted during the nine months ended September 30, 2025 and 2024, estimated as of the grant date using the Black-Scholes option valuation model, was $1.34 and $0.99 per option, respectively.

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

No shares of common stock were sold under the ATM Agreement in the nine months ended September 30, 2025 and 2024, respectively.

Standby Equity Purchase Agreement

On July 30, 2025, the Company entered into a Standby Equity Purchase Agreement, or the SEPA with YA II PN, LTD., a Cayman Islands exempt limited company, or Yorkville. Pursuant to the SEPA, the Company has the right, but not the obligation, to sell to Yorkville from time to time up to $30.0 million of its common stock, during the 36 months following the execution of the SEPA, subject to the restrictions and satisfaction of the conditions in the SEPA. At the Company's option, the shares of common stock would be purchased by Yorkville from time to time at a price equal to 97% of the lowest of the three daily volume weighted average prices (VWAPs), during a three consecutive trading day period commencing on the date that the Company, subject to certain limitations, delivers to Yorkville a notice that the Company is committing Yorkville to purchase such shares of common stock. The Company may also specify a certain minimum acceptable price per share for a drawdown under the SEPA. As consideration for Yorkville's irrevocable commitment to purchase common stock, the Company paid Yorkville a $25,000 structuring fee along with a commitment fee of $375,000, recorded as General and Administrative expense. Under the applicable rules of Nasdaq and pursuant to the SEPA, in no event may the Company issue or sell to Yorkville more than 9,804,345 shares of common stock, or the Exchange Cap, which is 19.99% of the shares of common stock outstanding immediately prior to the execution of the SEPA, unless (i) the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap or (ii) the average price of all applicable shares of common stock under the SEPA equals or exceeds $1.33 per share (which represents the lower of (i) the Nasdaq Official Closing Price (as reflected on Nasdaq.com) on the trading day immediately preceding July 30, 2025 or (ii) the average Nasdaq Official Closing Price of the common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding July 30, 2025). Pursuant to the SEPA, Yorkville shall not be obliged to purchase or acquire any shares of common stock under the SEPA which, when aggregated with all other shares of the Company's common stock beneficially owned by Yorkville and its affiliates, would result in the beneficial ownership of Yorkville and its affiliates (on an aggregated basis) exceeding 4.99% of the then outstanding voting power or number of outstanding shares of the Company's common stock.

Pursuant to a financial advisory agreement between the Company and D. Boral Capital LLC (D. Boral), the Company has also agreed to pay D. Boral a fee equal to three percent of the gross proceeds received from any shares that the Company sells to Yorkville pursuant to the SEPA.

No shares of common stock were sold under the SEPA in nine months ended September 30, 2025.

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

Potentially dilutive outstanding stock options excluded from diluted net loss per common share due to their anti-dilutive effect totaled 7,902,394 shares for the three and nine months ended September 30, 2025 and 8,359,844 shares for the three and nine months ended September 30, 2024.

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

We have incurred significant net losses since our inception. As of September 30, 2025, from inception, our accumulated deficit was $435.9 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

The following table summarizes our research, development and patents expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
External development expense:
MN-166	$999	$1,098	$3,618	$3,110
MN-001	143	145	549	367
Other	3	3	9	9
Total external development expense	1,145	1,246	4,176	3,486
R&D personnel expense	260	456	918	1,304
R&D facility and depreciation expense	16	16	48	48
Patent expenses	61	90	311	337
Other R&D expense	101	51	158	112
Total research, development and patent expense	$1,583	$1,859	$5,611	$5,287

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting estimates, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” contained in our Annual Report on Form 10-K, for the year ended December 31, 2024. There have not been any material changes to the critical accounting policies discussed therein during the nine months ended September 30, 2025.

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

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

Revenues

Revenues were $0.1 million and $0.0 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $0.1 million was due to revenue recognized under our agreement with Mayo, which was entered into in December 2024 and which began enrolling patients in March 2025, and under which principal services began in April 2025.

Cost of Services

Cost of services were $0.1 million and $0.0 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $0.1 million was due to the costs incurred for services provided related to the Mayo agreement.

Research, Development and Patents Expenses

Research, development and patents expenses were $1.6 million and $1.9 million for the three months ended September 30, 2025 and 2024, respectively. The decrease of $0.3 million was primarily driven by a decrease in MN-166 related expenses relating to a MRC-001 Pharmacokinetic (PK) study, as well as decreased MN-166 manufacturing costs and stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses were $1.8 million and $1.4 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $0.4 million was primarily driven by upfront costs associated with the Standby Equity Purchase Agreement, or SEPA, and increased professional fees, partially offset by decreased stock-based compensation expenses and accounting expenses.

Interest Income

Interest income was $0.3 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively. The decrease of $0.1 million was primarily driven by a decrease in our cash balance generating interest. Interest income consists of interest earned on our cash and cash equivalents and investments.

Comparison of the nine months ended September 30, 2025 and 2024

Revenues

Revenues were $0.3 million and $0.0 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $0.3 million was due to revenue recognized under our agreement with Mayo, which was entered into in December 2024 and which began enrolling patients in March 2025, and under which principal services began in April 2025.

Cost of Services

Cost of services were $0.2 million and $0.0 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $0.2 million was due to the costs incurred for services provided related to the Mayo agreement.

Research, Development and Patents Expenses

Research, development and patents expenses were $5.6 million and $5.3 for the nine months ended September 30, 2025 and 2024, respectively. The increase of $0.3 million was primarily driven by an increase in MN-166 related expenses for a MRC-001 PK study and a degenerative cervical myelopathy (DCM) study, and an increase in MN-001 clinical trial expenses, partially offset by decreased MN-166 manufacturing costs, decreased payroll costs from a reduction in headcount, and decreased stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses were $4.6 million and $4.2 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $0.4 million was primarily driven by SEPA fees, and increases in professional and investor relation expenses, partially offset by decreased payroll costs from a reduction in headcount and decreased stock-based compensation expense.

Interest Income

Interest income was $1.0 million and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease of $0.3 million was primarily driven by a decrease in our cash balance generating interest. Interest income consists of interest earned on our cash and cash equivalents and investments.

Liquidity and Capital Resources

Net cash used in operating activities during the nine months ended September 30, 2025 was $7.8 million compared to $8.7 million during the same period in 2024. The $0.9 million change is primarily related to the changes in operating assets and liabilities for those periods.

As of September 30, 2025, we had available cash and cash equivalents of $32.6 million and working capital of $29.6 million. As of the date of this report, we believe we have working capital sufficient to fund operations at least through November 2026. However, we cannot provide assurance that these capital resources will be sufficient to conduct all our research and development programs as planned.

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

No shares of common stock were sold under the ATM Agreement in the three and nine months ended September 30, 2025 and 2024.

On July 30, 2025, we entered into a SEPA, with YA II PN, LTD., a Cayman Islands exempt limited company, or Yorkville. Pursuant to the SEPA, we have the right, but not the obligation, to sell to Yorkville from time to time up to $30.0 million of our common stock, during the 36 months following the execution of the SEPA, subject to the restrictions and satisfaction of the conditions in the SEPA. At our option, the shares of common stock would be purchased by Yorkville from time to time at a price equal to 97% of the lowest of the three daily volume weighted average prices (VWAPs), during a three consecutive trading day period commencing on the date that we, subject to certain limitations, deliver to Yorkville a notice that we are committing Yorkville to purchase such shares of common stock. We may also specify a certain minimum acceptable price per share for a drawdown under the SEPA. As consideration for Yorkville's irrevocable commitment to purchase common stock, we paid Yorkville a $25,000 structuring fee along with a commitment fee of $375,000, recorded as General and Administrative expense. Under the applicable rules of Nasdaq and pursuant to the SEPA, in no event may we issue or sell to Yorkville more than 9,804,345 shares of common stock, or the Exchange Cap, which is 19.99% of the shares of common stock outstanding immediately prior to the execution of the SEPA, unless (i) we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap or (ii) the average price of all applicable shares of common stock under the SEPA equals or exceeds $1.33 per share (which represents the lower of (i) the Nasdaq Official Closing Price (as reflected on Nasdaq.com) on the trading day immediately preceding July 30, 2025 or (ii) the average Nasdaq Official Closing Price of the common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding July 30, 2025). Pursuant to the SEPA, Yorkville shall not be obliged to purchase or acquire any shares of common stock under the SEPA which, when aggregated with all other shares of our common stock beneficially owned by Yorkville and its affiliates, would result in the beneficial ownership of Yorkville and its affiliates (on an aggregated basis) exceeding 4.99% of the then outstanding voting power or number of outstanding shares of our common stock.

Pursuant to a financial advisory agreement between us and D. Boral Capital LLC (D. Boral), we have also agreed to pay D. Boral a fee equal to three percent of the gross proceeds received from any shares that we sell to Yorkville pursuant to the SEPA.

No shares of common stock were sold under the SEPA in nine months ended September 30, 2025.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not involved in any material legal proceedings as of September 30, 2025. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

During the quarter ended September 30, 2025, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

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

MEDICINOVA, INC.

Date: November 12, 2025	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D.
President and Chief Executive Officer
(on behalf of the registrant and
as the registrant’s Principal Executive Officer)

	By:	/s/ JASON KRUGER
Jason Kruger
Chief Financial Officer
(on behalf of the registrant and
as the registrant’s Principal Financial Officer)