Form 10-K
period 2025-12-31
MEDICINOVA INC
filed 2026-03-10
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $62,397,025 based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $1.31 per share on June 30, 2025. Shares of common stock held by each executive officer and director and each affiliated entity has been excluded from this calculation. This determination of affiliate status may not be conclusive for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 5, 2026 was 49,221,246.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

MEDICINOVA, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2025

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

Item 1. Business

Overview

We are a biopharmaceutical company focused on developing novel therapeutics for the treatment of serious diseases with unmet medical needs and a commercial focus on the United States (U.S.) market. Our current strategy is to focus our development activities on MN-166 (ibudilast) for neurological and other disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS), chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, and prevention of acute respiratory distress syndrome (ARDS), and MN-001 (tipelukast) for fibrotic and other metabolic disorders such as nonalcoholic fatty liver disease (NAFLD), and hypertriglyceridemia.

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

Amyotrophic Lateral Sclerosis:

We initiated a clinical trial of MN-166 (ibudilast) in amyotrophic lateral sclerosis (ALS) in the second half of 2014, and this trial was completed during the second half of 2017. In December 2017, we announced positive top-line results from this trial. The trial achieved the primary endpoint of safety and tolerability. In addition, there was a higher rate of responders on the Amyotrophic Lateral Sclerosis Functional Rating Scale-Revised (ALSFRS-R) total score, a measure of functional activity, in the MN-166 (ibudilast) group compared to the placebo group. In September 2018, we received feedback from the FDA regarding our clinical development plan for MN-166 (ibudilast) in ALS. In January 2019, we received a Notice of Allowance from the USPTO for a new patent which covers the combination of MN-166 (ibudilast) and riluzole for the treatment of ALS and other neurodegenerative diseases. In April 2019, we announced that the FDA completed its review of the protocol and determined that we may proceed with a Phase 2b/3 clinical trial of MN-166 (ibudilast) in ALS. In June 2019, we announced a kick-off meeting for the Phase 2b/3 clinical trial of MN-166 (ibudilast) in ALS, referred to as the COMBAT-ALS trial. In December 2019, we announced that additional analyses of the completed clinical trial of MN-166 (ibudilast) in ALS was presented at the 30th International Symposium on amyotrophic lateral sclerosis/motor neuron disease (ALS/MND) in Perth, Australia. In December 2021, we announced that a poster with an overview of our ongoing Phase 2b/3 clinical trial of MN-166 (ibudilast) in ALS was presented at the 32nd International Symposium on ALS/MND. In December 2024, a study update and interim analysis of phase 2/3 clinical data of MN-166 (ibudilast) in the COMBAT-ALS trial was presented at the 35th international symposium on ALS/MND at

Montreal, Canada. In September 2025, we announced the completion of patient enrollment in the COMBAT-ALS Phase 2/3 clinical trial, evaluating MN-166 (ibudilast) for the treatment of ALS. A total of 234 patients have been randomized across two treatment arms at multiple clinical sites in the United States and Canada. In December 2025, we announced the study update and patient characteristics of the COMBAT-ALS phase 2/3 clinical trial at the 36th International Symposium of ALS/MND at San Diego, California.

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

Following are the details of our product development programs:

MN-166 (ibudilast)

MN-166 (ibudilast) is a novel, first-in-class, oral, anti-inflammatory and neuroprotective agent. MN-166 (ibudilast) inhibits macrophage migration inhibitory factor (MIF) and certain phosphodiesterases (PDEs). MN-166 (ibudilast) also attenuates activated glia cells, which play a major role in certain neurological conditions. While it has been in use for more than 40 years in Japan and Korea for the treatment of asthma and post-stroke dizziness, we are developing MN-166 (ibudilast) for the treatment of progressive MS, ALS, degenerative cervical myelopathy, glioblastoma, and prevention of acute respiratory distress syndrome. We licensed MN-166 (ibudilast) from Kyorin Pharmaceuticals (Kyorin) in 2004.

The FDA has granted Fast Track designations to MN-166 (ibudilast) for two separate indications: the treatment of progressive MS and the treatment of ALS. Fast track designation is a process designed to facilitate the development and expedite the review of drugs that are intended to treat serious diseases and have the potential to fill an unmet medical need. An important feature of the FDA’s Fast Track program is that it emphasizes early and frequent communication between the FDA and the sponsor throughout the entire drug development and review process to improve the efficiency of product development. Accordingly, Fast Track status can potentially lead to a shortened timeline to ultimate drug approval.

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

We have filed patent applications for multiple uses of MN-166 (ibudilast) for the treatment of neurological conditions. Some of the patent estate has received allowance in the United States and foreign countries. For example, we have been granted separate U.S. patents that cover the use of MN-166 (ibudilast) for the treatment of progressive MS, for the treatment of ALS, and for the treatment of glioblastoma.

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

In December 2017, we announced positive top-line results from the ALS trial at Carolinas Neuromuscular/ALS-MDA Center. The trial achieved the primary endpoint of safety and tolerability. In addition, there was a higher rate of responders on the ALSFRS-R total score in the MN-166 (ibudilast) group compared to the placebo group. The Amyotrophic Lateral Sclerosis Functional Rating Scale-Revised (ALSFRS-R) total score measures the functional activity of an ALS subject. There was also a higher rate of responders on the ALSAQ-5 score in the MN-166 (ibudilast) group compared to the placebo group. The Amyotrophic Lateral Sclerosis Assessment Questionnaire (ALSAQ-5) score measures the physical mobility, activities of daily living and independence, eating and drinking, communication, and emotional functioning of an ALS subject. In July 2018, we announced data from ad-hoc subgroup analyses in subjects who had either bulbar onset or upper limb onset in the ALS trial at Carolinas Neuromuscular/ALS-MDA Center. In September 2018, we received feedback from the FDA regarding our clinical development plan for MN-166 (ibudilast) in ALS. In April 2019, we announced that the FDA completed its review of the protocol and determined that we may proceed with a Phase 2b/3 clinical trial of MN-166 (ibudilast) in ALS. In June 2019, we announced that a kick-off meeting for the Phase 2b/3 clinical trial of MN-166 (ibudilast) in ALS was held our headquarters in La Jolla, California. In December 2019, we announced that additional analyses of the completed clinical trial of MN-166 (ibudilast) in ALS was presented at the 30th International Symposium on ALS/MND in Perth, Australia. These analyses evaluated the potential background factors of patients’ characteristics that could reasonably predict both ALS disease progression and treatment efficacy. The results of these analyses indicate that the efficacy of MN-166 (ibudilast) is expected to be more robust in patients with a short ALS history. We have incorporated the conclusions from these analyses into the design of our Phase 2b/3 clinical trial. In December 2021, we announced that a poster with an overview of our ongoing Phase 2b/3 clinical trial of MN-166 (ibudilast) in ALS was presented at the 32nd International Symposium on ALS/MND. In December 2024, a study update and interim analysis of phase 2/3 clinical data of MN-166 (ibudilast) in the COMBAT-ALS trial was presented at the 35th international symposium on ALS/MND at Montreal, Canada. Pre-defined interim analysis was conducted to evaluate the correlation between the six month and twelve month data and assessed the twelve month double blind phase trial design. Positive correlations were observed between the six month and twelve month data for CAFS Score (0.71) modified CAFS score (0.70) and ALSFRS-R (0.69). In December 2025, we announced the successful completion of patient enrollment in the COMBAT-ALS Phase 2/3 clinical trial, evaluating MN-166 (ibudilast) for the treatment of ALS. A total of 234 patients have been randomized across two treatment arms at multiple clinical sites in the United States and Canada.

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

In April 2022, we announced that the FDA completed its review of a proposed Phase 2 clinical trial to evaluate MN-001 (tipelukast) for the treatment of patients with NAFLD, type 2 diabetes mellitus, and hypertriglyceridemia and the study may proceed. This multi-center, two-arm, randomized, double-blind, placebo-controlled Phase 2 trial will evaluate MN-001 (tipelukast) vs. placebo in approximately 40 patients in the U.S. Patients will be randomized 1:1 to receive either 500 mg/day of MN-001 (tipelukast) or placebo for 24 weeks. The co-primary endpoints are (1) change from baseline in liver fat content at Week 24, and (2) change from baseline in fasting serum triglycerides at Week 24. In July 2022, we announced the initiation of this Phase 2 clinical trial to evaluate MN-001 (tipelukast) for the treatment of patients with NAFLD, type 2 diabetes mellitus, and hypertriglyceridemia. In December 2022, we announced the presentation of positive results from a subgroup analysis of the completed Phase 2 clinical trial which evaluated MN-001 (tipelukast) in participants with NAFLD and hypertriglyceridemia (HTG) at the International Diabetes Federation (IDF) World Diabetes Congress 2022. Compared to subjects without Type 2 diabetes mellitus (T2DM), the T2DM group showed a greater reduction in serum triglyceride levels at Week 8 (50.8% reduction for with T2DM versus 17.8% reduction for without T2DM, p=0.098). Mean HDL increase was significantly greater in subjects with T2DM than subjects without T2DM at Week 8 (15.8% versus 1.0%, p<0.0002). In comparison to subjects without T2DM, the T2DM group showed a greater reduction in serum LDL levels at Week 8 (15.4% versus 6.7%). In November 2025, we announced the completion of patient enrollment in this Phase 2 clinical trial.

Table 1: MN-166 (ibudilast) Clinical Trials and Programs

Indication	Clinical Study	Institution and Funding Agency(s)	Status

Prevention of ARDS in severe COVID-19 Primary Progressive and Secondary

A Randomized, Double-Blind, Placebo-Controlled, Parallel Group Study to Evaluate the Efficacy, Safety, Tolerability, Biomarkers and PK of MN-166 (Ibudilast) in COVID-19 Subjects at Risk for Developing ARDS

A Randomized, Double-Blind, Placebo-Controlled Study to Evaluate the Safety, Tolerability and Activity of Ibudilast

		Multicenter MediciNova, Inc. Cleveland Clinic / Multicenter National Institute on Neurological Diseases and Stroke	Completed Completed

Progressive Multiple Sclerosis	(MN-166) in Subjects with Progressive Multiple Sclerosis	MediciNova, Inc.

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

		Multicenter MediciNova, Inc.	Enrollment Completed

Degenerative Cervical Myelopathy	A multi-centre, double-blind, randomized, placebo-controlled trial assessing the efficacy of Ibudilast as an adjuvant treatment to decompressive surgery for degenerative cervical myelopathy	University of Cambridge / Multicenter National Institute for Health Research (NIHR) in the U.K.	Ongoing

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

Intellectual Property and License Agreements

Since our inception in September 2000, we have entered into license agreements with pharmaceutical companies which cover our current product candidates. We have also entered into license agreements with universities which cover additional intellectual property related to our product candidates. In general, we seek to procure patent protection for our anticipated products, or obtain such protection from the relevant patents owned by our licensors. We hold 40 issued U.S. patents and have filed 5 additional U.S. patent applications. We also hold more than 130 issued foreign patents and more than 30 pending foreign patent applications corresponding to these U.S. patents and patent applications. We are not aware of any third party infringement of the patents owned or licensed by us and are not party to any material claims by third parties of infringement by us of such third parties’ intellectual property rights. The following is a description of our existing license agreements and intellectual property rights for each of our clinical product candidates.

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

We own, co-own or hold licenses to 22 issued U.S. patents and 5 pending U.S. patent applications as well as more than 50 issued foreign patents and more than 25 pending foreign patent applications covering MN-166 (ibudilast) and its analogs. These patents and patent applications are related to our development portfolio and are primarily directed to methods of treating various indications using MN-166 (ibudilast) and its analogs.

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

MN-001 (tipelukast)

On March 14, 2002, we entered into an exclusive license agreement with Kyorin for the development and commercialization of MN-001 (tipelukast). We obtained an exclusive, worldwide (excluding Japan, China, South Korea and Taiwan) sub-licensable license to the patent rights and know-how related to MN-001 (tipelukast) disclosed and included in, or covered by, these patents, in all indications, except for ophthalmic solution formulations. This license included an exclusive, sub-licensable license under two U.S. patents and certain corresponding patents in foreign countries. The United States composition of matter patent for MN-001 (tipelukast) underlying the license expired on February 23, 2009. Foreign composition of matter patents for MN-001 (tipelukast) has also expired. We own 15 issued U.S. patents and 65 foreign patents covering certain compositions, uses and manufacturing processes associated with MN-001 (tipelukast). Uses covered by these U.S. patents include nonalcoholic steatohepatitis (NASH), advanced NASH with fibrosis, nonalcoholic fatty liver disease (NAFLD), steatosis, hypertriglyceridemia, hypercholesterolemia, hyperlipoproteinemia, fibrosis, ulcerative colitis, interstitial cystitis, and irritable bowel syndrome. Patent applications corresponding to these U.S. patents have been filed in certain foreign countries and some of the foreign patents have issued.

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

MN-166 (ibudilast) for Amyotrophic Lateral Sclerosis (ALS)

Generic riluzole, which is also sold under the brand names Rilutek and Tiglutik, Radicava (edaravone), Relyvrio (sodium phenylbutyrate and taurursodiol), and Qalsody (tofersen) are approved for the treatment of ALS. We are aware of additional compounds in clinical development for the treatment of ALS at other companies including BrainStorm Cell Therapeutics, AB Science, Ionis Pharmaceuticals, and Clene.

MN-166 (ibudilast) for Degenerative Cervical Myelopathy

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

MN-001 (tipelukast) for Nonalcoholic Steatohepatitis (NASH) and Nonalcoholic Fatty Liver Disease (NAFLD)

There is currently one pharmaceutical approved for the treatment of NASH or NAFLD, which is Rezdiffera developed by Madrigal Pharmaceuticals. We are aware of compounds in clinical development for the treatment of NASH or NAFLD at other companies including Galectin Therapeutics, Gilead Sciences, Galmed Pharmaceuticals, Pfizer, Novo Nordisk, and Merck.

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

Human Capital Resources

We have assembled an experienced and cohesive management and support team, with core competencies in general management, clinical development, regulatory affairs and corporate development. We have six employees as of the date of this report, all of which are full-time. We believe that our relations with our employees are good, and we have no history of work stoppages.

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

We have incurred significant net losses since our inception in September 2000. For the years ended December 31, 2025 and 2024, we had a net loss of $12.0 million and $11 million, respectively. As of December 31, 2025 and December 31, 2024, our accumulated deficit was $438.7 million and $426.8 million, respectively. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product candidates, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. As of December 31, 2025, we had available cash and cash equivalents of $30.8 million and working capital of $27.2 million. There can be no assurances that there will be adequate financing available to us in the future on acceptable terms, or at all. If we are unable to obtain additional financing, we may have to out-license or sell one or more of our programs or cease operations.

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

We expect our research and development expenses to increase moderately in 2026 relative to 2025 as we continue development of MN-166 (ibudilast), MN-001 (tipelukast), and any other future product candidates. We do expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing drug products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We currently have no products that are approved for commercial sale and we have never had any products approved for commercial sale. We cannot guarantee that we will ever have any drug products approved for sale. The research, testing, manufacturing, labeling, approval, sales, marketing and distribution of drug products are subject to extensive regulation by the Food and Drug Administration (FDA) and comparable regulatory authorities in other countries. We are not permitted to market any of our product candidates in the United States or other jurisdictions until we submit and receive approval of a New Drug Application (NDA) for a product candidate from the FDA or its foreign equivalent from a foreign regulatory authority, as applicable. Obtaining FDA approval is a lengthy, expensive and uncertain process. To date we have invested a substantial majority of our business efforts and financial resources in the development and commercialization of our MN-166 (ibudilast) and MN-001 (tipelukast) product candidates. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize MN-166 (ibudilast) and MN-001 (tipelukast) and we cannot accurately predict when or if either MN-166 (ibudilast) or MN-001 (tipelukast) will receive regulatory approval. Neither of these product candidates have completed the clinical development process, and therefore we have not submitted an NDA or foreign equivalent or received marketing approval for either product candidate.

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

We have received Fast Track designation for certain of our product candidates, including MN-001 (tipelukast) for the potential treatment of NASH with fibrosis and MN-166 (ibudilast) for the potential treatment of progressive MS, the potential treatment of Amyotrophic Lateral Sclerosis (ALS) and we hope to benefit from the FDA’s Fast Track and priority review programs.

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

The Sarbanes-Oxley Act requires that we (i) maintain effective internal controls for financial reporting and disclosure controls and procedures and (ii) perform an evaluation of our internal control over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of the Sarbanes-Oxley Act (Section 404). Our listing obligations under the Standard Market of the Tokyo Stock Exchange (TSE) also require that we comply either with Section 404 or equivalent regulations in Japan and we elected to comply with Section 404. Additionally, we are subject to attestation by our independent registered public accounting firm regarding our internal controls over financial reporting as of December 31, 2025 under Japanese securities laws. Our efforts to comply with Section 404 and related regulations have required, and continue to require, the commitment of significant financial and managerial resources. We cannot be certain that a material weakness will not be identified when we test the effectiveness of our controls in the future. If a material weakness is identified, we could be subject to sanctions or investigations by Nasdaq, the SEC, the TSE or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

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

Macroeconomic pressures, including those resulting from ongoing geopolitical matters, tariffs, unfavorable market conditions, health epidemics, and regulatory and policy changes, may have an adverse impact on our business, financial results, stock price and results of operations as well as the business of our current and potential customers.

Our results of operations could be adversely affected by unfavorable global and geopolitical economic conditions, such as increased tariffs, decreases in per capital income and level of disposable income, inflation, rising interest rates, and supply chain issues. Ongoing geopolitical matters have also contributed to difficult macroeconomic conditions and exacerbated supply chain issues, resulting in significant economic uncertainty as well as volatility in the financial markets and new regulatory and policy initiatives particularly in the United States. Such conditions may adversely impact our business, financial results, and prospects and our target customers’ businesses. In addition, such macroeconomic conditions could impact our ability to access the public markets as and when appropriate or necessary to carry out our operations or our strategic goals. We cannot predict the ongoing extent, duration or severity of these conditions, nor the extent to which we may be impacted.

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

We may be adversely affected by the effects of inflation, including as a result of increased tariffs.

Inflation, including as a result of increased tariffs, has the potential to adversely affect our business, results of operations, financial position and liquidity by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has the potential to result in higher interest rates and capital costs, supply shortages, increased costs of labor and other similar effects. As a result of inflation, we may experience increases in the costs of labor, materials, and other inputs, such as engineering consultants. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective our business, results of operations, financial position and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

A variety of risks associated with operating our business and marketing our products internationally could materially adversely affect our business.

A significant amount of our business activity is outside of the United States. We face risks associated with our international operations, including possible unfavorable regulatory, pricing and reimbursement, political, tariffs, tax and labor conditions, which could harm our business. We are subject to numerous risks associated with international business activities, including, but not limited to:

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

Despite the listing of our common stock on the Nasdaq Global Market and the TSE in Japan, trading volume in our securities has been light and an active trading market may not develop for our common stock. In 2025, our average trading volume was approximately 268,522 shares per day on Nasdaq and approximately 112,544 shares per day on the TSE.

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like us in particular, have historically been highly volatile and may continue to be highly volatile in the future. For example, since the date of our initial public offering in Japan on February 8, 2005 through December 31, 2025, our common stock has traded as high as approximately $42.00 and as low as approximately $1.13. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, many of which are beyond our control:

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

Sales of substantial amounts of our common stock through our Standby Equity Purchase Agreement with YA II PN, LTD, our Equity Distribution Agreement with Lucid Capital Markets, LLC or otherwise, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities if we should desire to do so. In addition, it may be difficult, or even impossible, to find a buyer for shares of our common stock.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and estimates and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. For example, as of December 31, 2025, we performed a qualitative impairment assessment of goodwill and indefinite-lived intangible assets which included an evaluation of changes in industry, market, and macroeconomic conditions as well as consideration of our financial performance and any significant trends. If we experience a sustained decline in our stock price or other material changes in the significant assumptions that affect the determination of the fair value of our single reporting unit, it may result in a goodwill and/or intangible asset impairment charge in future periods, and such charge may be material.

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

Risk Management and Strategy

As of December 31, 2025, we have implemented a set of comprehensive cybersecurity and data protection policies and procedures. Risks from cybersecurity threats are regularly evaluated as a part of our broader risk management activities and as a fundamental component of our internal control system. Our employees and contractors receive annual cybersecurity awareness trainings, including specific topics related to social engineering and email frauds. We have capable employees and consultants with significant expertise in cybersecurity related to our industry. We invest in advanced technologies for continuous cybersecurity monitoring across our information technology environment which are designed to prevent, detect, and minimize cybersecurity attacks, as well as alert management of such attacks.

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

Holders of Common Stock

As of March 5, 2026, there were approximately 10 holders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

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

Overview

Background

We are a biopharmaceutical company focused on developing novel therapeutics for the treatment of serious diseases with unmet medical needs and a commercial focus on the United States market. Our current strategy is to focus our development activities on MN-166 (ibudilast) for neurological and other disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS), chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, and prevention of acute respiratory distress syndrome (ARDS), and MN-001 (tipelukast) for fibrotic and other metabolic disorders such as nonalcoholic fatty liver disease (NAFLD) and hypertriglyceridemia. We were incorporated in Delaware in September 2000.

We have incurred significant net losses since our inception. For the year ended December 31, 2025, we had a net loss of $12.0 million. At December 31, 2025, from inception, our accumulated deficit was $438.7 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our most critical accounting estimates include research, development and patent expenses which impacts operating expenses, accrued liabilities, in-process research and development (IPR&D) and goodwill. We review our estimates and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that the following accounting policies are critical to the judgments and estimates used in preparation of our consolidated financial statements.

Clinical Trial Accruals

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

The following table summarizes our research, development and patent expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Year Ended December 31,
	2025	2024
External development expense:
MN-166	$4,622	$4,485
MN-001	703	455
Other	12	12
Total external development expense	5,337	4,952
R&D personnel expense	1,149	1,608
R&D facility and depreciation expense	64	62
Patent expense	412	413
Other R&D expense	193	160
Total research, development and patent expense	$7,155	$7,195

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

As of December 31, 2025, we performed a qualitative impairment assessment of goodwill and indefinite-lived intangible assets which included an evaluation of changes in industry, market, and macroeconomic conditions as well as consideration of our financial performance and any significant trends. The qualitative assessment indicated that it was not more likely than not that goodwill and indefinite-lived intangible assets are impaired as of December 31, 2025. If we experience a sustained decline in our stock price or other material changes in the significant assumptions that affect the determination of the fair value of our single reporting unit, it may result in a goodwill and/or intangible asset impairment charge in future periods, and such charge may be material.

Recent Accounting Pronouncements

The impact of recent accounting pronouncements is described in Note 1 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations

Comparison of the Years ended December 31, 2025 and 2024

Revenues

Revenues were $0.4 million and $0.0 million for the years ended December 31, 2025 and 2024, respectively. The increase of $0.4 million was due to revenue recognized under our agreement with Mayo Foundation for Medical Education and Research (Mayo), which was entered into in December 2024 and which began enrolling patients in March 2025, and under which principal services began in April 2025.

Cost of Services

Cost of services were $0.4 million and $0.0 million for the years ended December 31, 2025 and 2024, respectively. The increase of $0.4 million was due to the costs incurred related to our performance of services under the Mayo agreement.

Research, Development and Patent Expenses

Research, development and patent expenses were $7.2 million for both the years ended December 31, 2025 and 2024. While overall expense was relatively the same year over year, changes to the component costs included an increase of $0.6 million in MN-166 related expenses for a MRC-001 PK study and a degenerative cervical myelopathy (DCM) study, and an increase of $0.2 million in MN-001 clinical trial expenses, offset by a decrease of $0.8 million in MN-166 manufacturing costs, payroll costs and stock-based compensation expense.

General and Administrative

General and administrative expenses for the year ended December 31, 2025 increased by $0.7 million to $6.2 million compared to $5.5 million for the prior year, primarily driven by fees of $0.4 million related to the Standby Equity Purchase Agreement, or the SEPA, that we entered into in July 2025, and an increase of $0.5 million in professional and investor relation expenses, partially offset by decreased stock-based compensation expense of $0.2 million.

Interest Income

Interest income for the year ended December 31, 2025 decreased by $0.4 million to $1.3 million compared to $1.7 million for the prior year, primarily driven by a decrease in our cash balance generating interest. Interest income consists of interest earned on our cash and cash equivalents.

Liquidity and Capital Resources

We incurred losses of $12.0 million and $11 million for the years ended December 31, 2025 and 2024, respectively. At December 31, 2025, our accumulated deficit was $438.7 million as compared to $426.8 million for the year ended December 31, 2024. Our operating losses to date have been funded primarily through the private placement of our equity securities, the public sale of our common stock, long-term debt, development agreements with partners and the exercise of warrants, net of treasury stock repurchases.

The following table shows a summary of our cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Net cash (used in) provided by:
Operating activities	$(9,810)	$(10,643)
Investing activities	(3)	(1)
Financing activities	244	—

Factors That May Affect Future Financial Condition and Liquidity

As of December 31, 2025, we had available cash and cash equivalents of $30.8 million and working capital of $27.2 million. As of the date of this report, we believe we have sufficient working capital to fund operations at least twelve months from the date these financial statements are issued. This is based on our expected operating cash needs for 2026 to be approximately $16.2 million and assuming we keep our spend at a similar level for 2027 including expected inflation increases. We expect that this level of operating spend will be sufficient to cover the research and development expenses needed to help monetize our product candidates in development.

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

At December 31, 2025, we did not have any off balance sheet activity and we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

Equity Financing

On August 26, 2022, we entered into an amendment to an at market issuance sales agreement (as amended, the “ATM Agreement”) with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.) (B. Riley Securities) for the offer and sale of common stock through B. Riley Securities from time to time up to an aggregate offering price of $75.0 million.

No shares of common stock were sold under the ATM Agreement for the years ended December 31, 2025 and December 31, 2024.

On February 26, 2026 we notified B. Riley Securities that we were terminating the ATM agreement effective as of March 8, 2026.

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

For the year ended December 31, 2025, we sold 175,000 shares of our common stock at prices ranging from $1.39 to $1.40 per share for proceeds of $0.2 million under the SEPA.

On December 29, 2025, we entered into an equity distribution agreement, with Lucid Capital Markets, LLC (Lucid) pursuant to which we may sell common stock through Lucid from time to time up to an aggregate offering price of $50.0 million (the Equity Distribution Agreement). Sales of our common stock through Lucid, if any, will be made by any method that is deemed to be an "at-the-market" equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on Nasdaq, on any other existing trading market for the common stock or through a market maker. Lucid may also sell the common stock in privately negotiated transactions, subject to our prior approval. We agreed to pay Lucid an aggregate commission rate of 3.0% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock will depend on the number of shares of common stock sold to Lucid and the per share purchase price of each transaction.

No shares of common stock were sold under the Equity Distribution Agreement in the year ended December 31, 2025.

Contractual Obligations and Commitments

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Such arrangements include those related to the contractual obligations described below:

Lease Commitments

Our operating lease commitments reflect payments due for our lease agreements in San Diego, California and Tokyo, Japan. As of December 31, 2025, our contractual commitments for our leases were $0.2 million, which will be paid over the lease terms.

Milestone Obligations

We have entered into in-licensing agreements with various pharmaceutical companies. Under the terms of these agreements, we have received licenses to research, know-how and technology claimed, in certain patents or patent applications. Under these license agreements, we are generally required to make upfront payments and additional payments upon the achievement of milestones and/or royalties on future sales of products until the later of the expiration of the applicable patent or the applicable last date of market exclusivity after the first commercial sale, on a country-by-country basis. Assuming the milestones are met, total future potential milestone payments aggregate to $26.5 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

MediciNova, Inc.

La Jolla, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MediciNova, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Clinical Trial Accruals

As described in Note 1 to the consolidated financial statements, the Company recognizes costs it incurs for preclinical studies, clinical trials and manufacturing activities as research and development expenses based on its evaluation of its vendors’ progress toward completion of specific tasks. Payment timing may differ significantly from the period in which the costs are recognized as expense. Costs for services incurred that have not yet been billed or paid are recognized as accrued expenses. In estimating the vendors’ progress toward completion of specific tasks, the Company uses data such as patient enrollment, milestones achieved, clinical site activations or vendor information of actual costs incurred. This data is obtained through reports from or discussions with Company personnel and outside service providers as to the progress or state of completion of trials, or the completion of services. As of December 31, 2025, the Company recorded $1.4 million in clinical trial accruals.

We identified clinical trial accruals as a critical audit matter due to management judgment used to estimate the progress toward completion of specific tasks that is dependent upon data and information from internal clinical personnel and outside service providers. Auditing these elements involved especially challenging auditor judgment due to the nature of audit evidence and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•
Testing the appropriate measurement of clinical trial accruals by:
o
Inspecting significant agreements and agreement amendments,
o
Evaluating the Company's documentation of trial progress and status (including consideration of measures such as patient enrollment and milestones achieved, clinical site activations or vendor information of actual costs incurred),
o
Testing a sample of transactions and comparing the costs against related invoices and contracts, and
o
Confirming certain amounts invoiced and paid as well as invoiced and unpaid directly with a service provider.
•
Testing the completeness of the Company’s clinical trial accruals by evaluating publicly available information (such as press releases and public databases that track clinical trials) and board of directors’ materials regarding the status of clinical trials and inquiring of clinical staff to gain an understanding of the status of certain on-going clinical trials.
•
Testing a sample of subsequent payments to evaluate the completeness of clinical trial accruals at the end of the year.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2015.

San Diego, California

March 10, 2026

MEDICINOVA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
Assets:
Current assets:
Cash and cash equivalents	$30,806,477	$40,359,738
Prepaid expenses and other current assets	184,827	714,541
Total current assets	30,991,304	41,074,279
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Property and equipment, net	8,340	25,507
Right-of-use asset	184,229	356,904
Other non-current assets	18,996	18,996
Total assets	$45,603,109	$55,875,926

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$624,995	$1,102,494
Accrued liabilities and other current liabilities	2,608,021	1,662,860
Deferred revenue	370,160	—
Operating lease liability	194,331	193,769
Total current liabilities	3,797,507	2,959,123
Deferred tax liability	201,792	201,792
Other non-current liabilities	17,129	211,460
Total liabilities	4,016,428	3,372,375
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2025 and December 31, 2024; 49,221,246 and 49,046,246 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	49,221	49,046
Additional paid-in capital	480,413,839	479,340,901
Accumulated other comprehensive loss	(127,180)	(135,154)
Accumulated deficit	(438,749,199)	(426,751,242)
Total stockholders’ equity	41,586,681	52,503,551
Total liabilities and stockholders’ equity	$45,603,109	$55,875,926

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
	2025	2024
Revenues	$409,657	$—
Operating expenses:
Cost of services	378,606	—
Research, development and patents	7,154,848	7,194,731
General and administrative	6,159,205	5,480,600
Total operating expenses	13,692,659	12,675,331
Operating loss	(13,283,002)	(12,675,331)
Interest income	1,303,792	1,670,804
Other expense, net	(12,753)	(39,485)
Loss before income taxes	(11,991,963)	(11,044,012)
Income tax expense	(5,994)	(5,537)
Net loss	$(11,997,957)	$(11,049,549)
Basic and diluted net loss per common share	$(0.24)	$(0.23)
Shares used to compute basic and diluted net loss per common share	49,063,438	49,046,246
Net loss	$(11,997,957)	$(11,049,549)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,974	(17,064)
Comprehensive loss	$(11,989,983)	$(11,066,613)

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2023	49,046,246	$49,046	$478,149,161	$(118,090)	$(415,701,693)	$62,378,424
Stock-based compensation	—	—	1,191,740	—	—	1,191,740
Net loss	—	—	—	—	(11,049,549)	(11,049,549)
Foreign currency translation adjustments	—	—	—	(17,064)	—	(17,064)
Balance at December 31, 2024	49,046,246	49,046	479,340,901	(135,154)	(426,751,242)	52,503,551
Stock-based compensation	—	—	829,095	—	—	829,095
Issuance of common stock under standby equity purchase agreement (SEPA)	175,000	175	243,843	—	—	244,018
Net loss	—	—	—	—	(11,997,957)	(11,997,957)
Foreign currency translation adjustments	—	—	—	7,974	—	7,974
Balance at December 31, 2025	49,221,246	$49,221	$480,413,839	$(127,180)	$(438,749,199)	$41,586,681

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2025	2024
Operating activities:
Net loss	$(11,997,957)	$(11,049,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	829,095	1,191,740
Depreciation and amortization	20,099	21,077
Gain on disposal of property and equipment	—	(198)
Change in carrying amount of right-of-use asset	173,681	173,522
Changes in assets and liabilities:
Prepaid expenses and other assets	530,000	(491,005)
Accounts payable, accrued liabilities and other liabilities	459,871	(312,347)
Deferred revenue	370,160	—
Operating lease liabilities	(195,010)	(176,204)
Net cash used in operating activities	(9,810,061)	(10,642,964)
Investing activities:
Proceeds from sale of property and equipment	—	198
Acquisitions of property and equipment	(2,899)	(895)
Net cash used in investing activities	(2,899)	(697)
Financing activities:
Proceeds from issuance of equity under SEPA	244,018	—
Net cash provided by financing activities	244,018	—
Effect of exchange rate changes on cash and cash equivalents	15,681	3,957
Net change in cash and cash equivalents	(9,553,261)	(10,639,704)
Cash and cash equivalents, beginning of year	40,359,738	50,999,442
Cash and cash equivalents, end of year	$30,806,477	$40,359,738
Supplemental disclosure of cash flow information:
Right-of-use asset obtained in exchange for operating lease liability	—	$42,281
Change in carrying amount of right-of-use asset due to termination of lease	—	$79,229
Income taxes paid	$5,619	$5,042

See accompanying notes to consolidated financial statements.

MEDICINOVA, INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

MediciNova, Inc. (the Company or MediciNova) was incorporated in the state of Delaware in September 2000 and is a public company. The Company’s common stock is listed in both the United States and Japan and trades on the Nasdaq Global Market and the Standard Market of the Tokyo Stock Exchange. The Company is a biopharmaceutical company focused on developing novel therapeutics for the treatment of serious diseases with unmet medical needs with a commercial focus on the United States market. The Company’s current strategy is to focus its development activities on MN-166 (ibudilast) for neurological and other disorders such as progressive multiple sclerosis (MS), amyotrophic lateral sclerosis (ALS), chemotherapy-induced peripheral neuropathy, degenerative cervical myelopathy, glioblastoma, and prevention of acute respiratory distress syndrome (ARDS), and MN-001 (tipelukast) for fibrotic and other metabolic disorders such as nonalcoholic fatty liver disease (NAFLD) and hypertriglyceridemia.

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

The following table presents financial information, including significant segment expenses, which are regularly provided to the CODM and included within segment and consolidated net loss:

	Year Ended December 31,
	2025	2024
Revenues	$409,657	$—
Operating expenses, excluding stock-based compensation
Cost of services	378,606	—
Research, development and patents	6,849,996	6,751,167
General and administrative	5,634,962	4,732,424
Total operating expenses, excluding stock-based compensation	12,863,564	11,483,591
Stock-based compensation
Research, development and patents	304,852	443,564
General and administrative	524,243	748,176
Total stock-based compensation	829,095	1,191,740
Total operating expenses	13,692,659	12,675,331
Operating loss	(13,283,002)	(12,675,331)
Interest income	1,303,792	1,670,804
Other expense, net	(12,753)	(39,485)
Income tax expense	(5,994)	(5,537)
Segment and consolidated net loss	$(11,997,957)	$(11,049,549)

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

Investments

Investments purchased with an original maturity of greater than three months are classified as investments. Investments are stated at fair value and are classified as current or non-current based on the nature of the securities as well as their stated maturities. There were no investments held as of December 31, 2025 and December 31, 2024, respectively.

Concentrations and Credit Risk

The Company maintains cash balances and has purchased certificates of deposit at various financial institutions and such balances and certificates of deposit commonly exceed the $250,000 amount insured by the Federal Deposit Insurance Corporation. The Company also maintains money market and mutual funds at various financial institutions which are not federally insured although are invested primarily in U.S. government securities. The Company has not experienced any losses in such accounts and management believes that the Company does not have significant credit risk with respect to such cash and cash equivalents.

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

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, and the Company will perform an impairment analysis. The Company has a single asset group. Long-lived assets are deemed to be impaired when the undiscounted cash flows expected to be generated are less than the asset’s carrying amount. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense. There were no events or changes in circumstances to indicate that the carrying value may not be recoverable for any of the periods presented.

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

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $6.7 million and $6.8 million for the years ended December 31, 2025 and 2024, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents in Research, Development and Patents expenses. Such patent-related expenses totaled $0.4 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively.

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

Clinical Trial Accruals and Prepaid Expenses

Costs for preclinical studies, clinical studies and manufacturing activities are recognized as research and development expenses based on an evaluation of the progress by Company vendors towards completion of specific tasks, using data such as patient enrollment, milestones achieved, clinical site activations or information provided to the Company by such vendors regarding their actual costs incurred. Payments for these activities are based on the terms of individual contracts and payment timing may differ significantly from the period in which the services are performed. The Company determines accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or state of completion of studies, or the services completed. The Company’s estimates of accrued expenses as of each balance sheet date are based on the facts and circumstances known at the time. Costs that are paid in advance of performance are deferred as a prepaid expense and recognized over the service period as the services are provided. As of December 31, 2025, the Company recorded $1.4 million and $0.1 million in clinical trial accruals and prepaid expenses, respectively. As of December 31, 2024, the Company recorded $0.7 million and $0.5 million in clinical trial accruals and prepaid expenses, respectively.

Stock-Based Compensation

The Company estimates the fair value of stock options using the Black-Scholes option pricing model on the date of grant. The fair value of equity instruments expected to vest are recognized and amortized on a straight-line basis over the requisite service period of the award, which is generally one to three years; however, the Company’s equity compensation plans provide for any vesting schedule as the board may deem appropriate. Forfeitures are recognized as they occur.

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

Income Taxes

Income taxes are determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Deferred taxes result from differences between the financial statement and tax bases of assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The Company's policy is to recognize interest expense and penalties related to income tax matters as tax expense.

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

Potentially dilutive outstanding securities of 8,002,394 and 7,040,894 consisting of stock options for the years ended December 31, 2025 and 2024, respectively, were excluded from diluted net loss per common share because of their anti-dilutive effect.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures. Specifically, it requires that a public business entity: 1) disclose, on an annual basis, an income tax rate reconciliation in a tabular form, disclosing specific categories and providing additional information for reconciling items that meet a quantitative threshold; 2) disclose on an annual basis the following information about income taxes paid: i) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, ii) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received); 3) all entities are required to disclose: i) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and ii) income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024. For all other entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this ASU should be applied on a prospective basis. Retrospective application is permitted. The Company adopted ASU 2023-09 on January 1, 2025 using the retrospective method for the comparative period with additional disclosure contained in Note 8, Income Taxes.

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

Mayo Foundation for Medical Education and Research

In December 2024, the Company entered into an agreement with Mayo Foundation for Medical Education and Research (Mayo), to support clinical research services to evaluate the efficacy of MN-166 (ibudilast) in ALS. The agreement had an initial one year term, with automatic successive one year terms unless either party gives written notice of non-renewal to the other party not less than 90 days prior to the end of the then-current term, with payment for services due within 60 days from invoice. The agreement can be terminated by either party upon the occurrence of certain events, including by either party, without cause, upon not less than 30 days prior written notice. In August 2025, the Mayo agreement was amended to extend the initial term until August 2026. The Company assessed the services in accordance with the authoritative guidance and concluded that it met the definition of a contract per ASC 606 with one performance obligation. The performance obligation identified was for pharmacovigilance and clinical research support services satisfied over time using the cost-to-cost method. In March 2025, the first study site enrolled the first patients into the study and principal services under the agreement began in April 2025. In August 2025, the Company received $0.8 million from Mayo, of which $0.4 million is a current liability recognized as deferred revenue as of December 31, 2025. The Company recognized revenue of $0.4 million in the year ended December 31, 2025. The remaining performance obligation under this agreement relates to pharmacovigilance and clinical research support services, which will be satisfied over the remaining term of the agreement. As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.8 million, of which approximately 31% is expected to be converted to revenue in 2026, 31% in the following twelve months, and the remainder thereafter.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs are quoted prices for similar items in active markets or inputs are quoted prices for identical or similar items in markets that are not active near the measurement date; and

Level 3:	Unobservable inputs due to little or no market data, which require the reporting entity to develop its own assumptions.

The carrying amount and approximate fair value of financial instruments as of December 31, 2025 and 2024, were as follows:

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Cash equivalents:
Mutual funds	$30,308,988	$30,308,988	$21,501,081	$21,501,081	Level 1

4. Balance Sheet Details

Property and Equipment

Property and equipment, net, consist of the following:

	December 31,
	2025	2024
Furniture and equipment	$88,521	$85,613
Software	342,628	342,628
	431,149	428,241
Less accumulated depreciation and amortization	(422,809)	(402,734)
Property and equipment, net	$8,340	$25,507

The Company uses the straight-line method to record depreciation expense with useful lives of three to five years. Depreciation and amortization of property and equipment of $20,099 and $21,077 was recorded for the years ended December 31, 2025 and 2024, respectively.

Accrued Liabilities and Other Current Liabilities

Accrued liabilities and other current liabilities consist of the following:

	December 31,
	2025	2024
Accrued compensation	$824,529	$785,949
Clinical trial accruals	1,368,949	726,130
Professional services fees	268,003	23,949
Other	146,540	126,832
Total accrued liabilities and other current liabilities	$2,608,021	$1,662,860

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

Information related to the Company’s right-of-use assets and related lease liabilities are as follows:

	Year Ended December 31,
	2025	2024

Cash paid for operating lease liabilities	$223,999	$261,069
Operating lease costs	204,236	258,647
Right-of-use assets obtained in exchange for new operating lease obligations	—	42,281

Current operating lease liabilities	$194,331	$193,769
Non-current operating lease liabilities	17,129	211,460
Total operating lease liabilities	$211,460	$405,229

Weighted-average remaining lease term	1.08	1.98
Weighted-average discount rate	9.8%	9.6%

Maturities of operating lease liabilities as of December 31, 2025 were as follows:
2026	$206,483
2027	17,269
2028	—
2029	—
2030	—
Thereafter	—
Total minimum payments	223,752
Less imputed interest	(12,292)
Total lease liabilities	$211,460

License and Research Agreements

The Company has entered into in-licensing agreements with various pharmaceutical companies. Under the terms of these agreements, the Company has received licenses to research, know-how and technology claimed in certain patents or patent applications. Under these license agreements, the Company is generally required to make upfront payments and additional payments upon the achievement of milestones and/or royalties on future sales of products until the later of the expiration of the applicable patent or the applicable last date of market exclusivity after the first commercial sale, on a country-by-country basis.

No milestone payments have been made under these agreements during the years ended December 31, 2025 and 2024. For products currently in development, future potential milestone payments based on product development of MN-166 (ibudilast) and MN-001 (tipelukast) are $10 million as of December 31, 2025. For all other products, future potential milestone payments related to development milestones and commercialization milestones totaled $16.5 million as of December 31, 2025. There are no minimum royalties required under any of the license agreements. The Company is unable to estimate with certainty the timing on when these milestone payments will occur as these payments are dependent upon the progress of the Company’s product development programs.

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

As of December 31, 2025, 1,932,173 shares remain available for future grant under the 2023 Plan.

Certain of the employee stock options granted contain performance conditions, the vesting of which is based on a determination made by the board of directors or its compensation committee as to the achievement of certain corporate objectives at the end of the performance period. The grant date of such awards is the date on which the board of directors or its compensation committee makes its determination. For periods preceding the grant date, the expense related to these awards is measured based on their fair value at each reporting date. The estimated fair value of the performance awards granted and the resulting expense is based upon a certain level of achievement of the corporate objectives and other assumptions in determining fair value. The amount of expense ultimately recognized upon the grant date at completion of the performance period could change from the estimate as a result of various factors, including the level of achievement of the corporate objectives, changes in the assumptions used in the Black-Scholes model in determining fair value or fluctuations in the Company’s stock price during the performance period. As of December 31, 2025, there were a total of 1,070,000 shares underlying performance options that were subject to vesting based on achievement of corporate objectives and employee performance for 2025. In January 2026, the compensation committee with the approval of the board of directors determined that the performance milestones were achieved at various levels, and accordingly 920,000 of these options vested and the remaining shares were forfeited.

Stock Options

Options granted under the 2023 Plan and the 2013 Plan have terms of ten years from the date of grant unless earlier terminated and generally vest over a one to four-year period.

The exercise price of all options granted during the years ended December 31, 2025 and 2024 was equal to the market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information for the years ended December 31, 2025 and 2024 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	7,781,749	$5.52
Granted	1,100,000	$1.51
Exercised	—	$—
Forfeited	(430,105)	$1.98
Expired	(1,410,750)	$5.45
Outstanding at December 31, 2024	7,040,894	$5.12
Granted	1,480,500	$2.01
Exercised	—	$—
Forfeited	(103,000)	$1.86
Expired	(416,000)	$3.08
Outstanding at December 31, 2025	8,002,394	$4.69
Exercisable at December 31, 2025	6,844,679	$5.14

	Number of Option Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2024	860,000	$1.00
Granted	1,480,500	$1.34
Vested	(1,079,785)	$1.04
Forfeited	(103,000)	$1.23
Non-vested at December 31, 2025	1,157,715	$1.37

Options outstanding and exercisable at December 31, 2025 had a weighted average contractual life of 4.35 years and 4.05 years, respectively.

As of December 31, 2025 and 2024, the total intrinsic value of options outstanding was $3,000 and $0.5 million, respectively. Total intrinsic value of options exercisable was $1,500 and $25,840 as of December 31, 2025 and 2024, respectively. Total fair value of options vested was $1.1 million and $0.9 million for the years ended December 31, 2025 and 2024, respectively.

Compensation Expense

The Company uses the Black-Scholes valuation model for determining the estimated fair value for stock-based awards and considers management’s current expectations of the achievement of the performance objectives for the year. The following table provides the weighted-average assumptions used in the Black-Scholes valuation model used to estimate the fair value of options granted during years ended December 31, 2025 and 2024, and to estimate the fair value of performance-based stock options as of December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Stock Options
Risk-free interest rate	3.89%	4.38%
Expected volatility of common stock	62.72%	72.25%
Dividend yield	0.00%	0.00%
Expected option term (in years)	4.69	4.62

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

The weighted-average fair value of each stock option granted during the years ended December 31, 2025 and 2024, estimated as of the grant date using the Black-Scholes option valuation model, was $1.34 per option and $0.99 per option, respectively.

Stock-based compensation expense for stock option awards are reflected in total operating expenses for each respective year. The following table summarizes stock-based compensation expense for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
Research, development and patents	$304,852	$443,564
General and administrative	524,243	748,176
Total stock-based compensation expense	$829,095	$1,191,740

As of December 31, 2025, there was $0.1 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.05 years, on a straight-line basis.

7. Stockholders’ Equity

At-The-Market Issuance Sales Agreement

On August 23, 2019, the Company entered into an at the market issuance sales agreement, which was amended on August 26, 2022 (as amended, the ATM Agreement) with B. Riley FBR, Inc. (B. Riley FBR) for the offer and sale of common stock through B. Riley FBR from time to time up to an aggregate offering price of $75.0 million.

No shares of common stock were sold under the ATM Agreement in the years ended December 31, 2025 and 2024, respectively.

On February 26, 2026 the Company notified B. Riley FBR that it was terminating the ATM agreement effective March 8, 2026.

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

For the year ended December 31, 2025, the Company sold 175,000 shares of its common stock at prices ranging from $1.39 to $1.40 per share for proceeds of $0.2 million.

Equity Distribution Agreement

On December 29, 2025, the Company entered into an equity distribution agreement, with Lucid Capital Markets, LLC (Lucid) pursuant to which the Company may sell common stock through Lucid from time to time up to an aggregate offering price of $50.0 million (the Equity Distribution Agreement). Sales of the Company's common stock through Lucid, if any, will be made by any method that is deemed to be an "at-the-market" equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on Nasdaq, on any other existing trading market for the common stock or through a market maker. Lucid may also sell the common stock in privately negotiated transactions, subject to our prior approval. The Company agreed to pay Lucid an aggregate commission rate of 3.0% of the gross proceeds of any common stock sold under this agreement. Proceeds from sales of common stock will depend on the number of shares of common stock sold to Lucid and the per share purchase price of each transaction.

No shares of common stock were sold under the Equity Distribution Agreement in the year ended December 31, 2025.

Common Stock Reserved for Future Issuance

The following table summarizes common stock reserved for future issuance at December 31, 2025:

Common stock reserved for issuance upon exercise of options outstanding (under the 2004 Plan, 2013 Plan and 2023 Plan)	8,002,394
Common stock reserved for future equity awards (under the 2023 Plan)	1,932,173
9,934,567

8. Income Taxes

A reconciliation of loss before income taxes for domestic and foreign locations for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
	2025	2024
United States	$(12,004,784)	$(11,060,506)
Foreign	12,821	16,494
Loss before income taxes	$(11,991,963)	$(11,044,012)

A reconciliation of income tax expense for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
Current:	2025	2024
Federal	$—	$—
State	—	—
Foreign	(5,994)	(5,537)
Total current income tax expense	(5,994)	(5,537)
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred income tax expense	—	—
Total income tax expense	$(5,994)	$(5,537)

The significant components of deferred income taxes at December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
Deferred tax assets:	2025	2024
Net operating loss carryforwards	$67,509,750	$71,161,394
Research tax credits	8,564,654	9,173,787
Stock options	842,014	938,846
Other, net	264,626	269,439
Right-of-use liability	59,174	106,148
Research and experimentation capitalization	4,975,660	3,985,733
Total deferred tax assets	82,215,878	85,635,347
Deferred tax liabilities:
Right-of-use asset	(51,554)	(94,000)
In-process research and development	(1,343,213)	(1,343,213)
Total deferred tax liabilities	(1,394,767)	(1,437,213)
Net deferred tax assets	80,821,111	84,198,134
Valuation allowance	(81,022,903)	(84,399,926)
Net deferred tax liability	$(201,792)	$(201,792)

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The net change in the valuation allowance during the year ended December 31, 2025 was a decrease of $3.4 million. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

	Year Ended December 31,
	2025	2024
Valuation allowance - beginning of year	$84,399,926	$83,366,840
Allowance taken or written off	(3,375,117)	1,037,735
Other adjustment	(1,906)	(4,649)
Valuation allowance - end of year	$81,022,903	$84,399,926

At December 31, 2025, the Company has federal and California net operating loss (NOL) carryforwards of approximately $262.7 million and $194.3 million, respectively. $201.2 million of federal NOL carryforwards begin to expire in 2026, $61.5 million of federal NOL carryforwards can be carried forward indefinitely, and the California NOL carryforwards begin to expire in 2028. At December 31, 2025, the Company also had federal and

California research tax credit carry-forwards of approximately $7.5 million and $2.5 million, respectively. The federal research tax credit carryforwards begin to expire in 2026, and the California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized.

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

On July 5, 2025, the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (OBBBA), was signed into law in the United States, which includes a broad range of tax reform provisions. Beginning in 2025, the OBBBA provides an elective deduction for domestic research and development expenses, a reinstatement of elective 100% first-year bonus depreciation and repeal of non-United States corporations' fiscal year end. Some impacts of the OBBBA will not be realized until 2026 and forward, such as a more favorable tax rate on Foreign-Derived Deduction Eligible Income and income from non-United States subsidiaries (Net CFC Tested Income). Due to the nature of the tax law changes, the Company has not realized an impact in the Statement of Operations related to deferred taxes. The Company will continue to monitor the impact of the OBBBA and the range of potential outcomes.

The income taxes paid by the Company are as follows:

	Year Ended December 31,
	2025	2024
Federal	$—	$—
Disaggregated state and local jurisdictions
California	—	—
Foreign
Japan	5,994	5,042
Net cash paid for income taxes	$5,994	$5,042

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2025		2024
	$	%	$	%
U.S. federal statutory rate	$(2,518,312)	21.0%	$(2,319,243)	21.0%
State income taxes, net of federal benefit	—	—	(177,062)	1.6
Foreign tax effects
Japan
Statutory tax rate difference between Japan and U.S.	1,228	—	(113)	—
Prior year liability true-up	2,295	—	1,913	—
Tax Credits
Research and development credits	(169,175)	1.4	(438,062)	4.0
Changes in valuation allowance	(3,637,650)	30.3	622,084	(5.6)
Nontaxable or nondeductible items
Stock-based payment awards	20,242	(0.2)	73,312	(0.7)
Other permanent items	91,336	(0.7)	3,856	—
Changes in unrecognized tax benefits	(71,782)	0.6	988,657	(8.9)
Other adjustments
Expiration of tax attributes - net operating loss	5,175,472	(43.1)	325,535	(3.0)
Expiration of tax attributes - research and credits	887,000	(7.4)	327,127	(3.0)
Stock option cancellation	200,020	(1.7)	739,817	(6.7)
IRC Sec. 162(m) deferred tax asset limit	25,323	(0.2)	(143,665)	1.3
Return-to-provision true-up and others	(3)	—	1,381	—
Provision for income taxes	$5,994	0.0%	$5,537	0.0%

The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be sustained upon examination by the relevant income tax authorities.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2025	2024
Gross unrecognized tax benefits at January 1	$2,697,076	$1,589,266
Additions for tax positions taken in the prior year	—	1,079,358
Decrease for tax positions taken in the prior year	(36,511)	—
Expired for tax positions taken in the prior year	(88,700)	—
Additions for tax positions taken in the current year	22,109	28,452
Gross unrecognized tax benefits at December 31	$2,593,974	$2,697,076

If recognized, none of the unrecognized tax benefits as of December 31, 2025 would reduce the annual effective tax rate, primarily due to corresponding adjustments to the valuation allowance.

The Company files income tax returns in the United States, California and foreign jurisdictions. Due to the Company’s losses incurred, the Company is subject to income tax examination by tax authorities from inception to date. At December 31, 2025, there are no significant accruals for interest related to unrecognized tax benefits or tax penalties. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.

9. Employee Savings Plan

The Company has an employee savings plan available to substantially all employees. Under the plan, an employee may elect salary reductions which are contributed to the plan. The plan provides for discretionary contributions by the Company, which totaled $70,004 and $84,826 for the years ended December 31, 2025 and 2024, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers

During the last fiscal quarter of the year ended December 31, 2025, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdiction the Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be contained in our definitive proxy statement in connection with our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the conclusion of our fiscal year ended December 31, 2025 (Proxy Statement) and is incorporated in this Annual Report on Form 10-K by reference.

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

The following table provides information as of December 31, 2025 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders (1)	8,002,394	$4.69	1,932,173
Equity Compensation Plans not approved by security holders	—	—	—
Total	8,002,394	$4.69	1,932,173

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

10.18

Standby Equity Purchase Agreement dated as of July 30, 2025 by and between the Company and YA II PN Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-33185) filed August 1, 2025).

10.19

Equity Distribution Agreement by and between the Company and Lucid Capital Markets, LLC, dated December 29, 2025 (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K (File No. 001-33185) filed December 30, 2025).

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
101

The following financial statements from MediciNova, Inc. on Form 10-K as of and for the year ended December 31, 2025 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements.

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

MEDICINOVA, INC.
A Delaware Corporation

Date: March 10, 2026	By:	/s/ Yuichi Iwaki
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

Signature	Title	Date

/s/ Yuichi Iwaki Yuichi Iwaki, M.D., Ph.D.	Chairman of the Board of Directors, President and Chief Executive Officer (Principal executive officer)	March 10, 2026

/s/ Jason Kruger Jason Kruger	Chief Financial Officer (Principal financial and accounting officer)	March 10, 2026

/s/ Carolyn Beaver Carolyn Beaver	Director	March 10, 2026

/s/ Nicole Lemerond Nicole Lemerond	Director	March 10, 2026
/s/ Kazuko Matsuda Kazuko Matsuda	Director	March 10, 2026
/s/ Hideki Nagao Hideki Nagao	Director	March 10, 2026