Form 10-Q
period 2026-03-31
MEDICINOVA INC
filed 2026-05-14
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

As of May 12, 2026, the registrant had 49,221,246 shares of Common Stock ($0.001 par value) outstanding.

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

MEDICINOVA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$27,329,415	$30,806,477
Accounts receivable	245,100	—
Prepaid expenses and other current assets	571,544	184,827
Total current assets	28,146,059	30,991,304
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Property and equipment, net	14,878	8,340
Right-of-use asset	143,677	184,229
Other non-current assets	—	18,996
Total assets	$42,704,854	$45,603,109
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$852,367	$624,995
Accrued liabilities and other current liabilities	1,649,987	2,608,021
Deferred revenue	428,276	370,160
Operating lease liability	165,198	194,331
Total current liabilities	3,095,828	3,797,507
Deferred tax liability	201,792	201,792
Other non-current liabilities	—	17,129
Total liabilities	3,297,620	4,016,428
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2026 and December 31, 2025; 49,221,246 and 49,221,246 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	49,221	49,221
Additional paid-in capital	480,821,600	480,413,839
Accumulated other comprehensive loss	(128,130)	(127,180)
Accumulated deficit	(441,335,457)	(438,749,199)
Total stockholders’ equity	39,407,234	41,586,681
Total liabilities and stockholders' equity	$42,704,854	$45,603,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended
	March 31,
	2026	2025
Revenues	$186,984	$—
Operating expenses:
Costs of services	170,101	—
Research, development and patents	1,262,514	1,839,802
General and administrative	1,590,175	1,362,708
Total operating expenses	3,022,790	3,202,510
Operating loss	(2,835,806)	(3,202,510)
Interest income	252,964	336,111
Other income (expense), net	(3,416)	2,279
Net loss	$(2,586,258)	$(2,864,120)
Basic and diluted net loss per common share	$(0.05)	$(0.06)
Shares used to compute basic and diluted net loss per common share	49,221,246	49,046,246
Net loss	$(2,586,258)	$(2,864,120)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(950)	5,102
Comprehensive loss	$(2,587,208)	$(2,859,018)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2026
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2025	49,221,246	$49,221	$480,413,839	$(127,180)	$(438,749,199)	$41,586,681
Share-based compensation	—	—	407,761	—	—	407,761
Net loss	—	—	—	—	(2,586,258)	(2,586,258)
Foreign currency translation adjustments	—	—	—	(950)	—	(950)
Balance at March 31, 2026	49,221,246	$49,221	$480,821,600	$(128,130)	$(441,335,457)	$39,407,234

	Three Months Ended March 31, 2025
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2024	49,046,246	$49,046	$479,340,901	$(135,154)	$(426,751,242)	$52,503,551
Share-based compensation	—	—	285,943	—	—	285,943
Net loss	—	—	—	—	(2,864,120)	(2,864,120)
Foreign currency translation adjustments	—	—	—	5,102	—	5,102
Balance at March 31, 2025	49,046,246	$49,046	$479,626,844	$(130,052)	$(429,615,362)	$49,930,476

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	March 31,
	2026	2025
Operating activities:
Net loss	$(2,586,258)	$(2,864,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	407,761	285,943
Depreciation and amortization	4,260	5,177
Change in carrying amount of right-of-use asset	40,552	45,527
Changes in assets and liabilities:
Accounts receivable	(245,100)	—
Prepaid expenses and other assets	(368,103)	(391,999)
Accounts payable, accrued liabilities and other liabilities	(735,179)	(812,979)
Deferred revenue	58,116	—
Operating lease liability	(46,262)	(51,210)
Net cash used in operating activities	(3,470,213)	(3,783,661)
Investing activities:
Purchases of property and equipment	(10,825)	—
Net cash used in investing activities	(10,825)	—
Effect of exchange rate changes on cash and cash equivalents	3,976	(4,611)
Net change in cash and cash equivalents	(3,477,062)	(3,788,272)
Cash and cash equivalents, beginning of period	30,806,477	40,359,738
Cash and cash equivalents, end of period	$27,329,415	$36,571,466

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

Liquidity

The Company has incurred net losses since its inception and has negative operating cash flows. As of March 31, 2026, the Company had $27.3 million in cash and cash equivalents and believes it has sufficient cash to meet its funding requirements for at least the next 12 months following the issuance date of these unaudited condensed consolidated financial statements. For the foreseeable future, the Company expects to continue to incur losses and require additional capital to further advance its clinical trial programs and support its other operations. The Company cannot be certain that additional funding will be available on acceptable terms, or at all.

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

The following table presents financial information, including significant segment expenses, which are regularly provided to the CODM and included within segment and consolidated net loss:

	Three months ended March 31,
	2026	2025
Revenues	$186,984	$—
Operating expenses, excluding stock-based compensation
Costs of services	170,101	—
Research, development and patents	1,107,966	1,715,611
General and administrative	1,336,962	1,200,956
Total operating expenses, excluding stock-based compensation	2,615,029	2,916,567
Stock-based compensation
Research, development and patents	154,548	124,191
General and administrative	253,213	161,752
Total stock-based compensation	407,761	285,943
Total operating expenses	3,022,790	3,202,510
Operating loss	(2,835,806)	(3,202,510)
Interest income	252,964	336,111
Other income (expense), net	(3,416)	2,279
Segment and consolidated net loss	$(2,586,258)	$(2,864,120)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and other highly liquid investments including money market and mutual fund accounts, with original maturities of three months or less from the date of purchase.

Accounts Receivable

Accounts receivable is recorded net of allowance for credit losses. There was no allowance for credit losses required as of March 31, 2026. The accounts receivable balance was $0.2 million and $0 as of March 31, 2026 and December 31, 2025, respectively.

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $1.2 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents in Research, Development and Patents expenses. Such patent-related expenses totaled $0.1 million for both the three months ended March 31, 2026 and 2025.

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

Mayo Foundation for Medical Education and Research

In December 2024, the Company entered into an agreement with Mayo Foundation for Medical Education and Research (Mayo), to support clinical research services to evaluate the efficacy of MN-166 (ibudilast) in ALS. The agreement has an initial one year term, with automatic successive one year terms unless either party gives written notice of non-renewal to the other party not less than 90 days prior to the end of the then-current term, with payment for services due within 60 days from invoice. The agreement can be terminated by either party upon the occurrence of certain events, including by either party, without cause, upon not less than 30 days prior written notice. In August 2025, the Mayo agreement was amended to extend the initial term until August 2026. The Company assessed the services in accordance with the authoritative guidance and concluded that it met the definition of a contract per ASC 606 with one performance obligation. The performance obligation identified was for pharmacovigilance and clinical research support services satisfied over time using the cost-to-cost method. In March 2025, the first study site enrolled the first patients into the study and principal services under the agreement began in April 2025. In August 2025, the Company received $0.8 million from Mayo, of which $0.4 million was recognized as revenue during the year ended December 31, 2025, with the remaining $0.4 million recognized as deferred revenue as of December 31, 2025. The Company recognized revenue of $0.2 million from the initial payment for the three months ended March 31, 2026 and had accounts receivable of $0.2 million and a remaining deferred revenue balance of $0.4 million as of March 31, 2026. The remaining performance obligation under this agreement relates to pharmacovigilance and clinical research support services, which will be satisfied over the remaining term of the agreement.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs are quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active near the measurement date; and

Level 3:	Unobservable inputs due to little or no market data, which require the reporting entity to develop its own assumptions.

The carrying amount and approximate fair value of financial instruments as of March 31, 2026 and December 31, 2025, were as follows:

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Cash and cash equivalents:
Mutual funds	$26,861,345	$26,861,345	$30,308,988	$30,308,988	Level 1

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

Information related to the Company’s right-of-use assets and related lease liabilities are as follows:

	Three months ended
	March 31,
	2026	2025
Cash paid for operating lease liabilities	$51,062	$60,206
Operating lease costs	45,351	55,045

	March 31,	December 31,
	2026	2025
Current operating lease liabilities	$165,198	$194,331
Non-current operating lease liabilities	—	17,129
Total operating lease liabilities	$165,198	$211,460

Weighted-average remaining lease term (in years)	0.84	1.08
Weighted-average discount rate	9.8%	9.8%

Maturities of operating lease liabilities as of March 31, 2026 were as follows:
2026 (remaining nine months)	$155,421
2027	17,269
Total minimum payments	172,690
Less imputed interest	(7,492)
Total lease liabilities	$165,198

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

No milestone payments have been made under these agreements during the three months ended March 31, 2026 and 2025. For products currently in development, future potential milestone payments based on product development of MN-166 (ibudilast) and MN-001 (tipelukast) are $10.0 million as of March 31, 2026. For all other products, future potential milestone payments related to development milestones and commercialization milestones totaled $16.5 million as of March 31, 2026. There are no minimum royalties required under any of the license agreements. The Company is unable to estimate with certainty the timing on when these milestone payments will occur as these payments are dependent upon the progress of the Company’s product development programs.

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

As of March 31, 2026, 1,745,173 shares remain available for future grants under the 2023 Plan.

Certain of the employee stock options granted contain performance conditions, the vesting of which is based on a determination made by the compensation committee followed by an approval of the board of directors as to the achievement of certain corporate objectives at the end of the performance period. The grant date of such awards is the date on which the board of directors makes its determination. For periods preceding the grant date, the expense related to these awards is measured based on their fair value at each reporting date. The estimated fair value of the performance awards granted and the resulting expense is based upon a certain level of achievement of the corporate objectives and other assumptions in determining fair value. The amount of expense ultimately recognized upon the grant date at completion of the performance period could change from the estimate as a result of various factors, including the level of achievement of the corporate objectives, changes in the assumptions used in the Black-Scholes model in determining fair value or fluctuations in the Company’s stock price during the performance period. As of March 31, 2026, there were a total of 1,070,000 shares underlying performance options that were subject to vesting based on achievement of corporate objectives and employee performance for 2026.

Stock Options

Options granted under the 2023 Plan and the 2013 Plan have terms of ten years from the date of grant unless earlier terminated and generally vest over a one or four year period. The exercise price of all options granted through March 31, 2026 and 2025, was equal to the fair market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of March 31, 2026 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2025	8,002,394	$4.69
Granted	1,100,000	1.60
Exercised	—	—
Forfeited	(150,000)	2.10
Expired	(763,000)	3.91
Outstanding at March 31, 2026	8,189,394	$4.40
Exercisable at March 31, 2026	7,072,644	$4.84

Compensation Expense

Stock-based compensation expense for stock option awards are reflected in total operating expenses for each respective period. The following table summarizes stock-based compensation expense for the three months ended March 31, 2026 and 2025, respectively:

	Three months ended
	March 31,
	2026	2025
Research, development and patents	$154,548	$124,191
General and administrative	253,213	161,752
Total stock-based compensation expense	$407,761	$285,943

The Company uses the Black-Scholes valuation model for determining the estimated fair value for stock-based awards granted to employees and considers management’s current expectations of the achievement of the performance objectives for the year. The following table provides the assumptions used in the Black-Scholes valuation model used to estimate the fair value of options granted during the three months ended March 31, 2026 and 2025, and to estimate the fair value of performance-based stock options as of March 31, 2026 and 2025.

	March 31,
	2026	2025
Stock Options
Risk-free interest rate	3.87 - 3.92%	3.96 - 4.48%
Expected volatility of common stock	61.79 - 69.31%	71.62 - 75.66%
Dividend yield	0.00%	0.00%
Expected term (in years)	5.30 - 5.54	4.53 - 5.31

As of March 31, 2026, there was $0.7 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.81 years, on a straight-line basis. Such compensation cost will ultimately be adjusted based upon actual performance compared to the corporate objectives as described above.

The weighted-average fair value of each stock option granted during the three months ended March 31, 2026 and 2025, estimated as of the grant date using the Black-Scholes option valuation model, was $0.99 and $1.36 per option, respectively.

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

No shares of common stock were sold under the ATM Agreement in the three months ended March 31, 2026 and 2025, respectively.

The ATM agreement was terminated effective March 8, 2026.

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

No shares of common stock were sold under the SEPA in the three months ended March 31, 2026.

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

No shares of common stock were sold under the Equity Distribution Agreement in the three months ended March 31, 2026.

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

Potentially dilutive outstanding stock options excluded from diluted net loss per common share due to their anti-dilutive effect totaled 8,189,394 shares for the three months ended March 31, 2026 and 7,909,394 shares for the three months ended March 31, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2025 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on March 10, 2026 (Annual Report on Form 10-K). Past operating results are not necessarily indicative of results that may occur in future periods.

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

We have incurred significant net losses since our inception. As of March 31, 2026, from inception, our accumulated deficit was $441.3 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

Research, Development and Patents Expenses

Our research, development and patents expenses consist primarily of license fees related to our product candidates, salaries and related employee benefits, costs associated with the preclinical and clinical development of our product development programs, costs associated with non-clinical activities, such as regulatory expenses, and pre-commercialization manufacturing development activities. We use external service providers to manufacture our compounds to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. Research, development and patents expenses include fees paid to consultants, contract research organizations, contract manufacturers and other external service providers, including professional fees and costs associated with legal services, patents and patent applications for our intellectual property. Internal research and development expenses include costs of compensation and other expenses for research and development personnel, supplies, facility costs and depreciation. Research, development and patents costs are expensed as incurred and we expect to increase such costs through the remainder of 2026 as our development programs progress.

The following table summarizes our research, development and patents expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Three months ended
	March 31,
	2026	2025
External development expense:
MN-166	$655	$1,084
MN-001	95	219
Other	4	3
Total external development expense	754	1,306
R&D personnel expense	371	388
R&D facility and depreciation expense	16	16
Patent expenses	93	100
Other R&D expense	29	30
Total research, development and patent expense	$1,263	$1,840

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting estimates, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” contained in our Annual Report on Form 10-K, for the year ended December 31, 2025. There have not been any material changes to the critical accounting policies discussed therein during the three months ended March 31, 2026.

IPR&D and Goodwill

Amounts incurred related to in-process research and development (IPR&D) or asset purchases of IPR&D are expensed as incurred. Amounts allocated to IPR&D in connection with a business combination are recorded at fair value and are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested annually for impairment or more frequently if indicators of impairment exist. Goodwill and indefinite lives of intangible assets are reviewed for impairment annually (as of December 31st) or more frequently if indicators of impairment exist.

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

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

Revenues

Revenues were $0.2 million and $0.0 million for the three months ended March 31, 2026 and 2025, respectively. The increase of $0.2 million was due to revenue recognized under our agreement with Mayo, which was entered into in December 2024 and which began enrolling patients in March 2025, and under which principal services began in April 2025.

Cost of Services

Cost of services were $0.2 million and $0.0 million for the three months ended March 31, 2026 and 2025, respectively. The increase of $0.2 million was due to the costs incurred for services provided related to the Mayo agreement.

Research, Development and Patents Expenses

Research, development and patents expenses were $1.3 million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively. The decrease of $0.5 million was primarily driven by a $0.4 million decrease in MN-166 related expenses relating to a MRC-001 Pharmacokinetic (PK) study, a degenerative cervical myelopathy (DCM) study, and an ALS study, as well as a $0.1 million decrease in MN-001 clinical trial expenses.

General and Administrative Expenses

General and administrative expenses were $1.6 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively. The increase of $0.2 million was primarily driven by increased professional fees and stock-based compensation expense.

Interest Income

Interest income was $0.3 million for both the three months ended March 31, 2026 and 2025. The income was relatively the same quarter over quarter.

Liquidity and Capital Resources

Net cash used in operating activities during the three months ended March 31, 2026 was $3.5 million compared to $3.8 million during the same period in 2025. The $0.3 million change is primarily related to the changes in operating assets and liabilities for those periods.

As of March 31, 2026, we had available cash and cash equivalents of $27.3 million and working capital of $25.1 million. As of the date of this report, we believe we have working capital sufficient to fund operations at least through May 2027. However, we cannot provide assurance that these capital resources will be sufficient to conduct all our research and development programs as planned.

Equity Financing

In August 2019, we entered into an at the market issuance sales agreement, which was amended on August 26, 2022 (as amended, the ATM Agreement) with B. Riley FBR, Inc. (B. Riley FBR) pursuant to which we may sell common stock through B. Riley FBR from time to time up to an aggregate offering price of $75.0 million.

No shares of common stock were sold under the ATM Agreement in the three months ended March 31, 2026 and 2025.

The ATM agreement was terminated effective as of March 8, 2026.

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

No shares of common stock were sold under the SEPA in three months ended March 31, 2026.

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

No shares of common stock were sold under the Equity Distribution Agreement in the three months ended March 31, 2026.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not involved in any material legal proceedings as of March 31, 2026. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2025, which are incorporated herein by reference and which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not believe that there have been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

During the quarter ended March 31, 2026, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

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

MEDICINOVA, INC.

Date: May 14, 2026	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D.
President and Chief Executive Officer
(on behalf of the registrant and
as the registrant’s Principal Executive Officer)

	By:	/s/ JASON KRUGER
Jason Kruger
Chief Financial Officer
(on behalf of the registrant and
as the registrant’s Principal Financial Officer)