Form 10-Q
period 2026-09-30
MEDICINOVA INC
filed 2026-11-12
CIK 1226616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

As of November 10, 2026, the registrant had 51,232,668 shares of Common Stock ($0.001 par value) outstanding.

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

MEDICINOVA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$29,256,294	$30,806,477
Accounts receivable	600,584	—
Prepaid expenses and other current assets	377,704	184,827
Total current assets	30,234,582	30,991,304
Goodwill	9,600,240	9,600,240
In-process research and development	4,800,000	4,800,000
Property and equipment, net	6,457	8,340
Right-of-use asset	582,018	184,229
Other non-current assets	18,996	18,996
Total assets	$45,242,293	$45,603,109
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$900,136	$624,995
Accrued liabilities and other current liabilities	2,023,375	2,608,021
Deferred revenue	431,866	370,160
Operating lease liability	100,536	194,331
Total current liabilities	3,455,913	3,797,507
Deferred tax liability	201,792	201,792
Other non-current liabilities	490,090	17,129
Total liabilities	4,147,795	4,016,428
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2026 and December 31, 2025; 51,232,668 and 49,221,246 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	51,233	49,221
Additional paid-in capital	487,663,053	480,413,839
Accumulated other comprehensive loss	(127,230)	(127,180)
Accumulated deficit	(446,492,558)	(438,749,199)
Total stockholders’ equity	41,094,498	41,586,681
Total liabilities and stockholders' equity	$45,242,293	$45,603,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues	$138,555	$123,319	$783,978	$257,918
Operating expenses:
Costs of services	82,706	115,272	393,487	231,621
Research, development and patents	1,248,796	1,582,975	3,540,474	5,611,429
General and administrative	1,867,277	1,806,070	5,287,236	4,605,468
Total operating expenses	3,198,779	3,504,317	9,221,197	10,448,518
Operating loss	(3,060,224)	(3,380,998)	(8,437,219)	(10,190,600)
Interest income	219,432	340,850	704,327	1,001,916
Other expense, net	(2,170)	(10,225)	(10,467)	(6,994)
Net loss	$(2,842,962)	$(3,050,373)	$(7,743,359)	$(9,195,678)
Basic and diluted net loss per common share	$(0.06)	$(0.06)	$(0.16)	$(0.19)
Shares used to compute basic and diluted net loss per common share	49,378,238	49,046,246	49,274,152	49,046,246
Net loss	$(2,842,962)	$(3,050,373)	$(7,743,359)	$(9,195,678)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	160	568	(50)	8,351
Comprehensive loss	$(2,842,802)	$(3,049,805)	$(7,743,409)	$(9,187,327)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2026
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2025	49,221,246	$49,221	$480,413,839	$(127,180)	$(438,749,199)	$41,586,681
Share-based compensation	—	—	407,761	—	—	407,761
Net loss	—	—	—	—	(2,586,258)	(2,586,258)
Foreign currency translation adjustments	—	—	—	(950)	—	(950)
Balance at March 31, 2026	49,221,246	49,221	480,821,600	(128,130)	(441,335,457)	39,407,234
Share-based compensation	—	—	176,767	—	—	176,767
Net loss	—	—	—	—	(2,314,139)	(2,314,139)
Foreign currency translation adjustments	—	—	—	740	—	740
Balance at June 30, 2026	49,221,246	49,221	480,998,367	(127,390)	(443,649,596)	37,270,602
Share-based compensation	—	—	430,879	—	—	430,879
Issuance of common stock under at-the- market equity distribution and sales agreements, net of offering costs	2,011,422	2,012	6,233,807	—	—	6,235,819
Net loss	—	—	—	—	(2,842,962)	(2,842,962)
Foreign currency translation adjustments	—	—	—	160	—	160
Balance at September 30, 2026	51,232,668	$51,233	$487,663,053	$(127,230)	$(446,492,558)	$41,094,498

	Nine Months Ended September 30, 2025
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2024	49,046,246	$49,046	$479,340,901	$(135,154)	$(426,751,242)	$52,503,551
Share-based compensation	—	—	285,943	—	—	285,943
Net loss	—	—	—	—	(2,864,120)	(2,864,120)
Foreign currency translation adjustments	—	—	—	5,102	—	5,102
Balance at March 31, 2025	49,046,246	49,046	479,626,844	(130,052)	(429,615,362)	49,930,476
Share-based compensation	—	—	204,897	—	—	204,897
Net loss	—	—	—	—	(3,281,185)	(3,281,185)
Foreign currency translation adjustments	—	—	—	2,681	—	2,681
Balance at June 30, 2025	49,046,246	49,046	479,831,741	(127,371)	(432,896,547)	46,856,869
Share-based compensation	—	—	157,692	—	—	157,692
Net loss	—	—	—	—	(3,050,373)	(3,050,373)
Foreign currency translation adjustments	—	—	—	568	—	568
Balance at September 30, 2025	49,046,246	$49,046	$479,989,433	$(126,803)	$(435,946,920)	$43,964,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDICINOVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2026	2025
Operating activities:
Net loss	$(7,743,359)	$(9,195,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,015,407	648,532
Depreciation and amortization	12,699	15,544
Change in carrying amount of right-of-use asset	125,145	134,433
Changes in assets and liabilities:
Accounts receivable	(600,584)	—
Prepaid expenses and other assets	(192,965)	356,117
Accounts payable, accrued liabilities and other liabilities	(309,979)	(122,519)
Deferred revenue	61,706	521,899
Operating lease liability	(143,769)	(151,592)
Net cash used in operating activities	(7,775,699)	(7,793,264)
Investing activities:
Purchases of property and equipment	(10,825)	(2,899)
Net cash used in investing activities	(10,825)	(2,899)
Financing activities:
Proceeds from issuance of common stock	6,506,664	—
Common stock issuance costs	(270,845)	—
Net cash provided by financing activities	6,235,819	—
Effect of exchange rate changes on cash and cash equivalents	522	(963)
Net change in cash and cash equivalents	(1,550,183)	(7,797,126)
Cash and cash equivalents, beginning of period	30,806,477	40,359,738
Cash and cash equivalents, end of period	$29,256,294	$32,562,612
Supplemental disclosure of non-cash investing activities:
Right-of-use asset obtained in exchange for operating lease liability	$522,934	$—

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

Liquidity

The Company has incurred net losses since its inception and has negative operating cash flows. As of September 30, 2026, the Company had $29.3 million in cash and cash equivalents and believes it has sufficient cash to meet its funding requirements for at least the next 12 months following the issuance date of these unaudited condensed consolidated financial statements. For the foreseeable future, the Company expects to continue to incur losses and require additional capital to further advance its clinical trial programs and support its other operations. The Company cannot be certain that additional funding will be available on acceptable terms, or at all.

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

The following table presents financial information, including significant segment expenses, which are regularly provided to the CODM and included within segment and consolidated net loss:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues	$138,555	$123,319	$783,978	$257,918
Operating expenses, excluding stock-based compensation
Costs of services	82,706	115,272	393,487	231,621
Research, development and patents	1,096,451	1,523,489	3,172,740	5,355,670
General and administrative	1,588,743	1,707,864	4,639,563	4,212,695
Total operating expenses, excluding stock-based compensation	2,767,900	3,346,625	8,205,790	9,799,986
Stock-based compensation
Research, development and patents	152,345	59,486	367,734	255,759
General and administrative	278,534	98,206	647,673	392,773
Total stock-based compensation	430,879	157,692	1,015,407	648,532
Total operating expenses	3,198,779	3,504,317	9,221,197	10,448,518
Operating loss	(3,060,224)	(3,380,998)	(8,437,219)	(10,190,600)
Interest income	219,432	340,850	704,327	1,001,916
Other expense, net	(2,170)	(10,225)	(10,467)	(6,994)
Segment and consolidated net loss	$(2,842,962)	$(3,050,373)	$(7,743,359)	$(9,195,678)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and other highly liquid investments including money market and mutual fund accounts, with original maturities of three months or less from the date of purchase.

Accounts Receivable

Accounts receivable is recorded net of allowance for credit losses. There was no allowance for credit losses required as of September 30, 2026. The accounts receivable balance as of September 30, 2026 and December 31, 2025 was $0.6 million and $0, respectively.

Research, Development and Patents

Research and development costs are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $1.1 million and $1.5 million for the three months ended September 30, 2026 and 2025, respectively, and $3.2 million and $5.3 million for the nine months ended September 30, 2026 and 2025, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents in Research, Development and Patents expenses. Such patent-related expenses totaled $0.1 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $0.3 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Mayo Foundation for Medical Education and Research

In December 2024, the Company entered into an agreement with Mayo Foundation for Medical Education and Research (Mayo), to support clinical research services to evaluate the efficacy of MN-166 (ibudilast) in ALS. The agreement has an initial one year term, with automatic successive one year terms unless either party gives written notice of non-renewal to the other party not less than 90 days prior to the end of the then-current term, with payment for services due within 60 days from invoice. The agreement can be terminated by either party upon the occurrence of certain events, including by either party, without cause, upon not less than 30 days prior written notice. In August 2025, the Mayo agreement was amended to extend the initial term until August 2026. Following the extended initial term, the agreement continues to automatically extend and renew for successive one year terms in accordance with the original renewal provisions. The Company assessed the services in accordance with the authoritative guidance and concluded that it met the definition of a contract per ASC 606 with one performance obligation. The performance obligation identified was for pharmacovigilance and clinical research support services satisfied over time using the cost-to-cost method. In March 2025, the first study site enrolled the first patients into the study and principal services under the agreement began in April 2025. In August 2025, the Company received $0.8 million from Mayo, of which $0.4 million was recognized as revenue during the year ended December 31, 2025, with the remaining $0.4 million recognized as deferred revenue as of December 31, 2025. In May 2026, the Company received $0.2 million from Mayo. The Company recognized revenue of $0.1 million and $0.8 million from the payments received during the three and nine months ended September 30, 2026, respectively. The Company had accounts receivable of $0.6 million and a remaining deferred revenue balance of $0.4 million as of September 30, 2026. The remaining performance obligation under this agreement relates to pharmacovigilance and clinical research support services, which will be satisfied over the remaining term of the agreement.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs are quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active near the measurement date; and

Level 3:	Unobservable inputs due to little or no market data, which require the reporting entity to develop its own assumptions.

The carrying amount and approximate fair value of financial instruments as of September 30, 2026 and December 31, 2025, were as follows:

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Cash and cash equivalents:
Mutual funds	$23,311,309	$23,311,309	$30,308,988	$30,308,988	Level 1

4. Commitments and Contingencies

Lease Commitments

The Company has operating leases primarily for real estate in the United States and Japan. The United States lease is for the Company’s headquarters in San Diego and has a term of five years ending January 31, 2027, with annual escalations. In September 2026, the Company's lease in San Diego was amended to extend the lease term to April 30, 2030. Upon execution of the amendment, the Company remeasured the lease liability using the discount rate in effect as of the modification date and recorded a corresponding increase to the related right-of-use asset of $0.5 million.

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

Information related to the Company’s right-of-use assets and related lease liabilities are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Cash paid for operating lease liabilities	$51,807	$53,284	$154,676	$174,427
Operating lease costs	45,351	48,613	136,053	158,885
Right-of-use assets obtained in exchange for operating lease liability	522,934	—	522,934	—

	September 30,	December 31,
	2026	2025
Current operating lease liabilities	$100,536	$194,331
Non-current operating lease liabilities	490,090	17,129
Total operating lease liabilities	$590,626	$211,460

Weighted-average remaining lease term (in years)	3.58	1.08
Weighted-average discount rate	6.2%	9.8%

Maturities of operating lease liabilities as of September 30, 2026 were as follows:
2026 (remaining three months)	$51,807
2027	130,789
2028	201,837
2029	209,727
2030	72,232
Thereafter	—
Total minimum payments	666,392
Less imputed interest	(75,766)
Total lease liabilities	$590,626

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

No milestone payments have been made under these agreements during the nine months ended September 30, 2026 and 2025. For products currently in development, future potential milestone payments based on product development of MN-166 (ibudilast) and MN-001 (tipelukast) are $10.0 million as of September 30, 2026. For all other products, future potential milestone payments related to development milestones and commercialization milestones totaled $16.5 million as of September 30, 2026. There are no minimum royalties required under any of the license agreements. The Company is unable to estimate with certainty the timing on when these milestone payments will occur as these payments are dependent upon the progress of the Company’s product development programs.

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

As of September 30, 2026, 1,611,673 shares remain available for future grants under the 2023 Plan.

Certain of the employee stock options granted contain performance conditions, the vesting of which is based on a determination made by the compensation committee followed by an approval of the board of directors as to the achievement of certain corporate objectives at the end of the performance period. The grant date of such awards is the date on which the board of directors makes its determination. For periods preceding the grant date, the expense related to these awards is measured based on their fair value at each reporting date. The estimated fair value of the performance awards granted and the resulting expense is based upon a certain level of achievement of the corporate objectives and other assumptions in determining fair value. The amount of expense ultimately recognized upon the grant date at completion of the performance period could change from the estimate as a result of various factors, including the level of achievement of the corporate objectives, changes in the assumptions used in the Black-Scholes model in determining fair value or fluctuations in the Company’s stock price during the performance period. As of September 30, 2026, there were a total of 1,070,000 shares underlying performance options that were subject to vesting based on achievement of corporate objectives and employee performance for 2026.

Stock Options

Options granted under the 2023 Plan and the 2013 Plan have terms of ten years from the date of grant unless earlier terminated and generally vest over a one or four year period. The exercise price of all options granted through September 30, 2026 and 2025, was equal to the fair market value of the Company’s common stock on the date of grant.

A summary of stock option activity and related information as of September 30, 2026 is as follows:

	Number of Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2025	8,002,394	$4.69
Granted	1,233,500	1.57
Exercised	—	—
Forfeited	(150,000)	2.10
Expired	(763,000)	3.91
Outstanding at September 30, 2026	8,322,894	$4.35
Exercisable at September 30, 2026	7,131,519	$4.81

Compensation Expense

Stock-based compensation expense for stock option awards are reflected in total operating expenses for each respective period. The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Research, development and patents	$152,345	$59,486	$367,734	$255,759
General and administrative	278,534	98,206	647,673	392,773
Total stock-based compensation expense	$430,879	$157,692	$1,015,407	$648,532

The Company uses the Black-Scholes valuation model for determining the estimated fair value for stock-based awards granted to employees and considers management’s current expectations of the achievement of the performance objectives for the year. The following table provides the assumptions used in the Black-Scholes valuation model used to estimate the fair value of options granted during the nine months ended September 30, 2026 and 2025, and to estimate the fair value of performance-based stock options as of September 30, 2026 and 2025.

	Nine months ended September 30,
	2026	2025
Stock Options
Risk-free interest rate	3.87 - 5.09%	3.74 - 4.48%
Expected volatility of common stock	58.17 - 69.31%	60.50 - 75.66%
Dividend yield	0.00%	0.00%
Expected term (in years)	4.80 - 5.55	4.53 - 5.31

As of September 30, 2026, there was $0.4 million of unamortized compensation cost related to unvested stock option awards which is expected to be recognized over a remaining weighted-average vesting period of 0.36 years, on a straight-line basis. Such compensation cost will ultimately be adjusted based upon actual performance compared to the corporate objectives as described above.

The weighted-average fair value of each stock option granted during the nine months ended September 30, 2026 and 2025, estimated as of the grant date using the Black-Scholes option valuation model, was $0.97 and $1.34 per option, respectively.

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

No shares of common stock were sold under the ATM Agreement in the nine months ended September 30, 2026 and 2025, respectively.

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

No shares of common stock were sold under the SEPA in the nine months ended September 30, 2026. The SEPA agreement was terminated effective September 8, 2026.

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

In September 2026, the Company sold 2,011,422 shares of its common stock at prices ranging from $3.22 to $3.60 per share for $6.5 million in gross cash proceeds, net of $0.3 million in issuance costs, pursuant to the Equity Distribution Agreement.

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

Potentially dilutive outstanding stock options excluded from diluted net loss per common share due to their anti-dilutive effect totaled 8,322,894 shares for the three and nine months ended September 30, 2026 and 7,902,394 shares for the three and nine months ended September 30, 2025.

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

We have incurred significant net losses since our inception. As of September 30, 2026, from inception, our accumulated deficit was $446.5 million. We expect to incur substantial net losses for the next several years as we continue to develop certain of our existing product development programs, and over the long-term if we expand our research and development programs and acquire or in-license products, technologies or businesses that are complementary to our own.

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

Revenues — Mayo Foundation for Medical Education and Research

In December 2024, we entered into an agreement with Mayo Foundation for Medical Education and Research (Mayo), to support clinical research services to evaluate the efficacy of MN-166 (ibudilast) in ALS. In March 2025, the first study site enrolled the first patients into the study and principal services under the agreement began in April 2025. The agreement has an initial one year term, with automatic successive one year terms unless either party gives written notice of non-renewal to the other party not less than 90 days prior to the end of the then-current term, with payment for services due within 60 days from invoice. In August 2025, the Mayo agreement was amended to extend the initial term until August 2026. Following the extended initial term, the agreement continues to automatically extend and renew for successive one year terms in accordance with the original renewal provisions. We perform pharmacovigilance and clinical research support services under this agreement and recognize revenue using the cost-to-cost method.

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

The following table summarizes our research, development and patents expenses for the periods indicated for each of our product development programs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, such costs are included in the “Other R&D expense” category (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
External development expense:
MN-166	$634	$999	$1,792	$3,618
MN-001	100	143	268	549
Other	(2)	3	5	9
Total external development expense	732	1,145	2,065	4,176
R&D personnel expense	377	260	1,023	918
R&D facility and depreciation expense	17	16	48	48
Patent expenses	78	61	288	311
Other R&D expense	45	101	116	158
Total research, development and patent expense	$1,249	$1,583	$3,540	$5,611

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting estimates, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” contained in our Annual Report on Form 10-K, for the year ended December 31, 2025. There have not been any material changes to the critical accounting policies discussed therein during the nine months ended September 30, 2026.

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

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

Revenues

Revenues were $0.1 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, all of which related to services we performed under our agreement with Mayo. The revenues earned for services related to the Mayo agreement were relatively the same quarter over quarter.

Cost of Services

Cost of services were $0.1 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively. The costs incurred for services provided related to the Mayo agreement were relatively the same quarter over quarter.

Research, Development and Patents Expenses

Research, development and patents expenses were $1.2 million and $1.6 million for the three months ended September 30, 2026 and 2025, respectively. The decrease of $0.4 million was primarily driven by a $0.4 million decrease in MN-166 related expenses relating to a MRC-001 Pharmacokinetic (PK) study, a degenerative cervical myelopathy (DCM) study, and an ALS study.

General and Administrative Expenses

General and administrative expenses were $1.9 million and $1.8 million for the three months ended September 30, 2026 and 2025, respectively. The increase of $0.1 million was primarily driven by increased professional fees.

Interest Income

Interest income was $0.2 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively. The decrease of $0.1 million was primarily driven by a decrease in our cash balance generating interest.

Comparison of the nine months ended September 30, 2026 and 2025

Revenues

Revenues were $0.8 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively, all of which related to services we performed under our agreement with Mayo. The increase of $0.5 million was primarily due to changes in estimates related to the measure of progress of our services to be performed under our agreement with Mayo and the additional quarter of services provided in 2026 compared to 2025.

Cost of Services

Cost of services were $0.4 million and $0.2 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $0.2 million was due to the additional three months of costs incurred for services provided related to the Mayo agreement in 2026 compared to 2025.

Research, Development and Patents Expenses

Research, development and patents expenses were $3.5 million and $5.6 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease of $2.1 million was primarily driven by a $2.0 million decrease in MN-166 related expenses relating to a MRC-001 Pharmacokinetic (PK) study, a degenerative cervical myelopathy (DCM) study, and an ALS study.

General and Administrative Expenses

General and administrative expenses were $5.3 million and $4.6 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $0.7 million was primarily driven by increased professional fees and stock-based compensation expense.

Interest Income

Interest income was $0.7 million and $1.0 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease of $0.3 million was primarily driven by a decrease in our cash balance generating interest.

Liquidity and Capital Resources

Net cash used in operating activities during the nine months ended September 30, 2026 was $7.8 million compared to $7.8 million during the same period in 2025. The changes in the operating assets and liabilities for those periods were offset by the lower net loss and higher stock compensation expense during the nine months period September 30, 2026.

As of September 30, 2026, we had available cash and cash equivalents of $29.3 million and working capital of $26.8 million. As of the date of this report, we believe we have working capital sufficient to fund operations at least through March 2028. However, we cannot provide assurance that these capital resources will be sufficient to conduct all our research and development programs as planned.

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

No shares of common stock were sold under the SEPA in nine months ended September 30, 2026. The SEPA agreement was terminated effective September 8, 2026.

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

In September 2026, we sold 2,011,422 shares of our common stock at prices ranging from $3.22 to $3.60 per share for $6.5 million in gross cash proceeds, net of $0.3 million in issuance costs, pursuant to the Equity Distribution Agreement.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not involved in any legal proceedings that management believes will have, individually or in aggregate, a material adverse effect on our business or financial condition as of September 30, 2026. We may become involved in various disputes and legal proceedings which arise in the ordinary course of business or otherwise. While it is not possible to accurately predict or determine the outcome of these matters, an adverse result in any litigation matter may occur which could harm our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

Resignation of Chief Financial Officer

On November 10, 2026, Jason Kruger notified us of his resignation as our Chief Financial Officer. Mr. Kruger had served as our principal financial officer and principal accounting officer. Mr. Kruger’s resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices. Mr. Kruger has indicated that he will continue to support our accounting efforts following his resignation and will assist in the orderly transition of his responsibilities.

Appointment of Interim Chief Financial Officer

In connection with Mr. Kruger’s resignation, on November 11, 2026, our board of directors appointed Yuichi Iwaki, M.D., Ph.D., our President and Chief Executive Officer, to serve as our acting principal financial officer and acting principal accounting officer. Dr. Iwaki will continue to serve as our President and Chief Executive Officer and principal executive officer, and as a member of our board of directors.

Securities Trading Plans of Directors and Executive Officers

During the quarter ended September 30, 2026, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

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

MEDICINOVA, INC.

Date: November 12, 2026	By:	/s/ YUICHI IWAKI
Yuichi Iwaki, M.D., Ph.D.
President and Chief Executive Officer
(on behalf of the registrant and
as the registrant’s Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)